Form 10QSB
period 1996-04-30
R F INDUSTRIES LTD
filed 1996-05-22
CIK 740664

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        for Quarter ended April 30, 1996
                         Commission File Number 0-13301

                              RF INDUSTRIES, LTD.

             (Exact name of registrant as specified in its charter)

                                Nevada 88-0168936

          (State of Incorporation) (I.R.S. Employer Identification No.)

        7610 Miramar Road., Bldg. 6000, San Diego, California 92126-4202

              (Address of principal executive offices) (Zip Code)

                       (619) 549-6340 FAX (619) 549-6345

              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of April 30, 1996, the registrant had 2,738,547 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    Financial Statements

                                 BALANCE SHEET

                                                          April 30   October 31
                                                            1996        1995
                                                         ----------  ----------
                                                        (unaudited)   (audited)
CURRENT ASSETS

Cash ................................................    $ 353,295    $ 211,290

Investments in available-for-sale securities ........      582,436      569,453

Trade accounts receivable less allowance
for doubtful accounts of $25,705 ....................      507,076      343,596

Inventories - Note 3 ................................    1,544,107    1,397,319

Prepaid expenses and deposits .......................      295,810      225,169

Deferred tax assets .................................       43,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    3,282,724    2,789,827

FIXED ASSETS

Furniture and office equipment ......................      105,897       99,893

Equipment and tooling ...............................      375,560      360,217
                                                         ----------   ----------
     Fixed assets, at cost ..........................      481,457      460,110

Less accumulated depreciation and amortization ......      355,256      333,033
                                                         ----------   ----------
     NET FIXED ASSETS ...............................      126,201      127,077
 .
Deferred tax assets .................................       33,000

Other assets ........................................        4,901        5,067
                                                         ----------   ----------
     TOTAL ASSETS...................................    $3,413,826   $2,954,971
                                                        ==========   ==========


                        See Notes to Financial Statements

                                                         April 30    October 31
                                                           1996         1995
                                                        ----------   ----------
                                                        (unaudited)   (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------

CURRENT LIABILITIES

Accounts payable .................................    $ 105,958       $ 170,074

Accrued expenses .................................       313,669         74,985
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES ...................       419,627        245,059


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
 Authorized - 10,000,000 shares
 Issued & outstanding 2,738,547 shares ............       27,385         25,385

Capital paid in excess of par value ..............     3,237,938      3,219,938

Accumulated deficit ..............................      (149,729)      (394,851)

Unearned compensation ............................      (121,395)      (140,560)
                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ..................     2,994,199      2,709,912
                                                      -----------    -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .....................   $ 3,413,826    $ 2,954,971
                                                      ===========    ===========



                        See Notes to Financials


                                                STATEMENTS OF OPERATIONS

                                     Three Months Ended            Six Months Ended
                                         April 30                      April 30
                                   ----------------------        ---------------------
                                    1996            1995          1996           1995
                                   ------          ------        ------         ------


Net Sales ...................   $ 1,269,624    $   901,775    $ 2,179,589    $ 1,644,801

Cost of Sales ...............       510,839        466,667        961,804        772,795
                                -----------    -----------    -----------    -----------
     Gross Profit ...........       758,785        435,108      1,217,785        872,006
                                -----------    -----------    -----------    -----------

Operating expenses:

     Engineering ............       130,582        105,143        235,239        161,880

     Selling and general ....       362,025        317,999        642,333        555,929
                                -----------    -----------    -----------    -----------
       Total ................       492,607        423,142        877,572        717,809
                                -----------    -----------    -----------    -----------
     Operating income .......       266,178         11,966        340,213        154,196

Interest expenses (income) ..       (10,898)        (7,138)       (24,909)       (13,943)
                                -----------    -----------    -----------    -----------
Income before provision
for income tax ..............       277,076         19,104        365,122        168,139
Provision for state & federal
income tax ..................       100,000          3,000        120,000         43,000
                                -----------    -----------    -----------    -----------
     Net income .............   $   177,076    $    16,104    $   245,122    $   125,139
                                ===========    ===========    ===========    ===========


Per share data:

     Net income .............   $      0.06    $      0.01    $      0.08    $      0.06
                                ===========    ===========    ===========    ===========
Weighted average common
and common equivalent
shares outstanding                2,988,235      2,300,571      2,921,202      2,085,650
                                ===========    ===========    ===========    ===========


                              See Notes to Financial Statements

                            STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                            Six Months Ended
                                                                April 30
                                                           --------------------
                                                            1996         1995
                                                           ------       ------
OPERATING ACTIVITIES

Net income............................................   $ 245,122    $ 125,139

Adjustments to reconcile net income
to net cash (used in) provided by operations

     Depreciation and amortization ...................      22,223       38,332
     Amortization of unearned compensation ...........      19,165       28,040
     Change in assets - (incr) decr:

         Accounts receivable - trade .................    (163,480)    ( 11,597)
         Inventories .................................    (146,788)    (250,779)
         Other assets ................................       5,525      (67,933)
     Change in liabilities - incr (decr):
         Accounts payable ............................     (64,116)     (26,077)
         Accrued expenses ............................     238,684       89,807
                                                          ---------    ---------
         Net cash (used in) provided by
            operating activities .....................     156,335      (75,068)
                                                          ---------    ---------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities ...     (12,983)           0
         Capital expenditures ........................     (21,347)     (23,006)
                                                          ---------    ---------
         Net cash provided by (used in)
           operating activities ......................     (34,330)     (23,006)
                                                          ---------    ---------
FINANCING ACTIVITIES
         Proceeds from exercise of common
              stock options ..........................      20,000        7,780
                                                          ---------    ---------
     Net (decrease) increase in cash
        and cash equivalents .........................     142,005      (90,294)
     Cash and cash equivalents at the
        beginning of the period ......................     211,290      862,050
                                                          ---------    ---------

     Cash and cash equivalents at the end of period ..   $ 353,295    $ 771,756
                                                          =========    ========


                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of April 30, 1996 and the results of operations for the three month and six month periods ended April 30, 1996 and 1995.

Note 2 - Interim reporting

         The results of operation for the three month and six month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory

                                                              April 30, 1996
                                                          ----------------------
                                                                (Unaudited)

                     Raw material and supplies..............  $   220,300

                     Finished goods.........................    1,323,807
                                                              ------------
                                    TOTAL...................  $ 1,544,107

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


SIX MONTHS 1996 VS. SIX MONTHS 1995

         Sales increased $534,788, or 33% to $2,179,589 in the six month period from $1,644,801 in the first six months of fiscal 1995. The sales gain is attributable to the company's increased customer base, higher inventory levels to meet customer demand, and greater product exposure due to the company's expanded marketing efforts. Neulink sales were $472,204 compared to $70,554 in the comparable period last year. For the first six months, RF Connector sales increased $133,137 compared to connector sales in the first half of 1995.

         Cost of sales rose $189,009 but declined, as a percentage of sales, to 44% compared to 47% last year. The decline is primarily due to an improved product mix, efficiencies associated with higher utilization of facilities, increased sales, volume purchasing, and improved RF Connector pricing.

     Engineering expenses increased $73,359 to support the development and planned introduction of new RF Connector and Neulink products in fiscal 1996. As a percent of sales, engineering expense increased to 11% from 10% of sales last year.

         Selling and general expenses increased $86,404 due to higher labor costs, advertising expenses, marketing and trade show expenses. The company continues to travel to trade shows throughout North America to promote its products. As a percentage of sales, selling and general expenses declined to 29% from 34% of sales last year. The decline is primarily due to the company's increased sales and cost control efforts.

         Interest income increased $10,966 due to the company's higher average cash balances and an increase in the rate of interest received.

         The provision for income taxes increased $77,000 to $120,000. The increase in the company's tax rate is due to the absence of tax loss carry forwards which reduced the company's tax rate last year.

THREE MONTHS 1996 VS. THREE MONTHS 1995

         Sales  increased  $367,849,  or 41% to $1,269,624  from $901,775 in the second quarter of fiscal 1995. The sales gain is attributable to those reasons set out in the six month analysis. Neulink sales were $276,098 in the quarter, compared to $41,531 in the second quarter of 1995. RF Connector sales increased $131,862 from the same quarter last year.

         Cost of sales rose $44,172 but declined, as a percentage of sales, to 40% compared to 52% last year. The decline is primarily attributable to reasons discussed in the six month analysis, as well as an improvement in RF Connector pricing during the quarter.

     Engineering expenses increased $25,439. During the quarter, the company commenced development on a large connector program. These higher priced large connectors should allow the Connector Division to move into a new market area. Neulink contributed to the increased expense in order to introduce a high performance modular receiver, wireless digital repeater, and a RTU (Remote Terminal Unit) for multiple control and monitoring of wireless networks. As a percent of sales, engineering expense declined to 10% from 12% last year due to the increase in sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Selling and general expenses increased $44,026 primarily due to reasons described in the six month analysis. As a percentage of sales, selling and general expenses declined to 29% from 35% last year. The decline is primarily due to the company's increased sales.

         Interest income increased $3,760 due to the company's higher average cash balances and an increase in the rate of interest received.

         The provision for income taxes increased $97,000. This is due to reasons addressed in the six month analysis.


MATERIAL CHANGES IN FINANCIAL CONDITION:

         Cash increased $142,005 to $353,295, compared to the October 31, 1995 fiscal year end balance of $211,290. The increase in cash is attributable to the company's increased sales and improved profitability. Management anticipates that combined cash and cash equivalents of $935,731, together with internally generated capital, will be adequate to fund the company throughout the current fiscal year. If additional capital is required for operations, the company will seek to open a line of credit with a local bank.

         Trade accounts receivable increased $163,480, or 48% to $507,076 compared to the October 31, 1995 balance of $343,596. The increase is due to the addition of new customers and the company's sales growth during the period.

         Inventories  increased  $146,788  compared  to  the  October  31,  1995 inventory level as a result of purchases to meet higher sales and customer demand.

         Prepaid expenses increased $70,641 from October 31, 1995. This increase is due to higher deposits for future inventory purchases.

         Accounts payable declined $64,116 compared to October 31, 1995. Accounts payable remain low due to the company's strong cash flow and tight cost controls.

     Accrued expense increased $238,684 from the $74,985 October 31, 1995 level. The increase is primarily due to the income taxes payable.

PART II.   OTHER INFORMATION


         Items 1-4:        Not applicable

         Item 5:           Information required in lieu of Form 8-K

                           None.

         Item 6:           Exhibits and Reports on 8-K

                           (a)      None required

                           (b)      Reports on Form 8-K

                                     No reports on Form 8-K were filed during
                                      fiscal quarter ended April 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               RF INDUSTRIES, LTD.


                     By:  /s/  HOWARD F. HILL
                       --------------------------------
                           Howard F. Hill, President


                     Dated: May 22, 1996



                     By:  /s/  HOWARD F. HILL
                        -------------------------------
                           Howard F. Hill, President
                            Chief Financial Officer


                     Dated:  May 22, 1996