Form 10QSB
period 1996-07-31
R F INDUSTRIES LTD
filed 1996-08-29
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        for Quarter ended July 31, 1996
                         Commission File Number 0-13301

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

     Indicate the number of shares outstanding of each of the issuers classes of common stock at the latest practicable date.

     As of July 31, 1996, the registrant had 2,775,440 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    Financial Statements

                                 BALANCE SHEET
                                                          July 31     October 31
                                                           1996          1995
                                                        ----------    ----------
                                                        (unaudited)   (audited)
ASSETS
- ------------------
CURRENT ASSETS

Cash ................................................    $ 340,732    $ 211,290

Investments in available-for-sale securities ........      593,790      569,453

Trade accounts receivable less allowance
for doubtful accounts of $22,818 and $28,000 ........      813,328      343,596

Inventories - Note 3 ................................    1,837,005    1,397,319

Prepaid expenses and deposits .......................      450,023      225,169

Deferred tax assets .................................                    43,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    4,034,878    2,789,827

FIXED ASSETS

Furniture and office equipment ......................       86,129       99,893

Equipment and tooling ...............................      403,396      360,217
                                                         ----------   ----------
     Fixed assets, at cost ..........................      489,525      460,110

Less accumulated depreciation and amortization ......      366,506      333,033
                                                         ----------   ----------
     NET FIXED ASSETS ...............................      123,019      127,077

Deferred tax assets..................................                    33,000

Other assets ........................................        4,901        5,067
                                                         ----------   ----------
     TOTAL ASSETS....................................    $4,162,798   $2,954,971
                                                        ===========   ==========


                        See Notes to Financial Statements

                                                         July 31      October 31
                                                          1996           1995
                                                      -----------     ----------
                                                      (unaudited)     (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------
CURRENT LIABILITIES

Accounts payable ...................................   $ 309,136      $ 170,074

Accrued expenses ...................................     526,614         74,985
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES .....................     835,750        245,059


STOCKHOLDERS EQUITY

Common Stock - $.01 par value
 Authorized - 10,000,000 shares
 Issued & outstanding 2,775,440 and 2,538,547 shares      27,754         25,385

Capital paid in excess of par value ................   3,260,220      3,219,938

Accumulated deficit ................................     144,388       (394,851)

Unearned compensation ..............................    (105,314)      (140,560)
                                                      -----------    -----------
     TOTAL STOCKHOLDERS EQUITY .....................   3,327,048      2,709,912
                                                      -----------    -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS  EQUITY ....................... $ 4,162,798    $ 2,954,971
                                                      ===========    ===========



                        See Notes to Financial Statements


                                                  STATEMENTS OF OPERATIONS

                                     Three Months Ended             Nine Months Ended
                                           July 31                        July 31
                                  -------------------------     -------------------------
                                     1996            1995          1996            1995
                                  ---------       ---------     ---------       ---------

Net Sales ....................   $ 1,649,959    $   797,294    $ 3,829,549    $ 2,442,095

Cost of Sales ................       750,331        424,476      1,711,959      1,197,272
                                 -----------    -----------    -----------    -----------
     Gross Profit ............       899,628        372,818      2,117,590      1,244,823
                                 -----------    -----------    -----------    -----------

Operating expenses:

     Engineering .............       112,618         96,420        347,856        258,299

     Selling and general .....       330,215        332,118        972,548        888,048
                                 -----------    -----------    -----------    -----------
       Total .................       442,833        428,538      1,320,404      1,146,347
                                 -----------    -----------    -----------    -----------
     Operating income (loss) .       456,795        (55,720)       797,186         98,476

Interest income ..............       (13,144)       (13,847)       (38,053)       (27,790)
                                 -----------    -----------    -----------    -----------
Income (loss) before provision
for income tax ...............       469,939        (41,873)       835,239        126,266
Provision (credit) for state &
federal income tax ...........       176,000        (16,750)       296,000         26,250
                                 -----------    -----------    -----------    -----------
     Net income (loss) .......   $   293,939    $   (25,123)   $   539,239    $   100,016
                                 ===========    ===========    ===========    ===========
Per share data:

     Net income (loss) .......   $      0.10      $ ( 0.01)    $      0.18    $      0.03
                                 ===========    ===========    ===========    ===========
Weighted average common
and common equivalent shares
outstanding ..................     2,996,614      2,300,571      2,939,836      2,085,650
                                 ===========    ===========    ===========    ===========


                                         See Notes to Financial Statements


                            STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                             Nine Months Ended
                                                                  July 31
                                                           --------------------
                                                             1996         1995
                                                           -------      -------
OPERATING ACTIVITIES

Net income..............................................   539,239    $ 100,016

Adjustments to reconcile net income
to net cash (used in) provided by operations
     Depreciation and amortization .....................    33,473       42,919
     Amortization of unearned compensation .............    35,246       67,082
     Change in assets - (incr) decr:
         Accounts receivable - trade ...................  (469,732)     126,271
         Inventories ...................................  (439,686)    (489,146)
         Other assets ..................................  (148,688)    (108,268)
     Change in liabilities - incr (decr):
         Accounts payable ..............................   139,062       22,266
         Accrued expenses ..............................   451,629      (96,568)
                                                          ---------    ---------
         Net cash (used in) provided by
             operating activities ......................   140,543     (335,428)
                                                          ---------    ---------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities .....   (24,337)           0
         Capital expenditures ..........................   (29,415)     (47,907)
                                                          ---------    ---------
         Net cash used in investing activities .........   (53,752)     (47,907)
                                                          ---------    ---------
FINANCING ACTIVITIES

         Proceeds from exercise of common
              stock options ............................    42,651      257,780
                                                          ---------    ---------
            Net cash provided by
                financing activities ...................    42,651      257,780
                                                          ---------    ---------
     Net (decrease) increase in cash
        and cash equivalents ...........................   129,442     (125,555)
     Cash and cash equivalents at the
        beginning of the period ........................   211,290      862,050

     Cash and cash equivalents at the end of period .... $ 340,732    $ 736,495
                                                          =========    =========

                       See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of July 31, 1996 and the results of operations for the three month and nine month periods ended July 31, 1996 and 1995.

Note 2 - Interim reporting

     The results of operation for the three month and nine month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory



                                          July 31                 October 31
                                           1996                      1995
                                       ------------              ------------
                                        (Unaudited)                (Audited)

   Raw material and supplies........   $   236,000              $   146,547

   Finished goods...................     1,601,005                1,250,772
                                      -------------            -------------
      TOTAL.........................   $ 1,837,005              $ 1,297,319
                                      =============            =============

Item 2:   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Nine Months 1996 vs. Nine Months 1995

     Sales increased $1,387,454, or 57% to $3,829,549 in the nine month period ended July 31, 1996, compared to $2,442,095 in the same period in fiscal 1995. The sales gain is attributable to the company's expanded customer base, higher inventory levels to meet customer demand and improved market exposure associated with the company's expanded sales and marketing efforts. Neulink sales were $955,108 compared to $126,452 in the comparable period last year. For the first nine months, RF Connector sales increased $558,798 compared to connector sales in the first half of 1995.

     Cost of sales rose $514,687 but declined, as a percentage of sales, to 45% compared to 49% of sales last year. The decline is primarily due to an improved product mix, efficiencies associated with higher utilization of facilities, increased sales, volume purchasing, and improved RF Connector pricing.

     Engineering expenses increased $89,557 to support the development and planned introduction of new RF Connector and Neulink products in fiscal 1996. As a percent of sales, engineering expense decreased to 9% from 11% of sales last year.

     Selling and general expenses increased $84,500 due to higher labor costs associated with the company's growth and increased advertising, marketing and trade show expenses. The company continues to travel to trade shows throughout North America to promote its products. As a percentage of sales, selling and general expenses declined to 25% from 36% of sales last year. The decline is primarily due to the companys increased sales and cost control efforts.

     Interest income increased $10,263 due to the company higher average cash balances and an increase in the rate of interest received.

     The provision for income taxes increased $269,750 to $296,000. The increase in the company's tax rate is due to the absence of tax loss carry forwards which reduced the company's tax rate last year.


Three Months 1996 vs. Three Months 1995

     Sales reached $1,649,959, and increase of $852,665, or 107%, over sales of $797,294 for the third quarter last year. The sales gain is attributable to those reasons set out in the nine month analysis. Neulink sales were $482,904 in the quarter, compared to $55,900 in the third quarter of 1995. RF Connector sales increased $425,661, or 57%, compared to Connector sales for the same quarter last year.

     Cost of sales rose $325,855 but declined, as a percentage of sales, to 45% compared to 53% last year. The decline is primarily attributable to reasons discussed in the six month analysis, as well as an improved RF Connector pricing earlier this year.

     Engineering expenses increased $16,198. Part of this increase in engineering is due to the commencement by RF Connector of a large connector program. These large connectors, which accommodate coaxial cable from 1/2 to 1.5inches, sell at much higher per unit prices and will enable this division to enter a new segment of the connector market. Neulink engineering expenses increased to develop a new high-performance modular receiver, a wireless digital repeater and an RTU (Remote Terminal Unit) for multiple control and monitoring of wireless networks. As a percent of sales, engineering expense declined to 7% from 12% last year due to the increase in sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling and general expenses declined $1,903, primarily due to reasons described in the nine month analysis. Due to the strong sales increase, selling and general expenses declined to 20% of sales from 42% last year.

     Interest income decreased $703 due to a lower average balance of interest bearing deposits during the quarter.

     The provision for income taxes increased $192,750. This is due to reasons addressed in the nine month analysis.


Material changes in financial condition:

     Cash at July 31, 1996 increased $129,442 to $340,732, compared to the October 31, 1995 fiscal year end balance of $211,290. The increase in cash is attributable to the company's increased sales and improved profitability. Management anticipates that combined cash and cash equivalents of $934,522, together with internally generated capital, will be adequate to fund the company throughout the current fiscal year. If additional capital is required for operations, the company will seek to open a line of credit with a local bank.

     Trade accounts receivable increased $469,732, or 137% to $813,328 compared to the October 31, 1995 balance of $343,596. The increase is due to the addition of new customers and the companys sales growth during the period.

     Inventories increased $439,686, or 31% compared to the October 31, 1995 inventory level. Inventories have been expanded to meet higher sales demand and the addition of several new distributors.

     Prepaid expenses and deposits increased $224,854 from October 31, 1995. This increase is due to higher deposits for future inventory purchases.

     Accounts payable increased $139,062 compared to October 31, 1995. This increase is due to the companys growth.

     Accrued expenses increased $451,629 from the $74,985 October 31, 1995 level. This increase is primarily attributable to higher income taxes payable.

PART II.   OTHER INFORMATION


         Items 1-4:        Not applicable

         Item 5:           Information required in lieu of Form 8-K

                           None.

         Item 6:           Exhibits and Reports on 8-K

                           (a)      None required

                           (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during fiscal quarter ended July 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              RF INDUSTRIES, LTD.


Dated: August 29, 1996                  By:         Howard F. Hill
                                       -----------------------------------------
                                               Howard F. Hill, President



Dated: August 29, 1996                  By:          Howard F. Hill
                                       -----------------------------------------
                                               Howard F. Hill, President