Form 10KSB
period 1996-10-31
R F INDUSTRIES LTD
filed 1997-02-03
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1996

                         Commission File Number 0-13301

                              RF INDUSTRIES, LTD.
                              -------------------

             (Exact name of registrant as specified in its charter)

                         Nevada            88-0168936
                         ------            ----------

          (State of Incorporation) (I.R.S. Employer Identification No.)

         7610 Miramar Road, Bldg. 6000 San Diego, California 92126-4202
         --------------------------------------------------------------

              (Address of principal executive offices) (Zip Code)

                     (619) 549-6340      FAX (619) 549-6345
                     ---------------     ------------------

              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g)of the Act:
                         Common Stock, $.01 par value.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No
                             -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                              Yes X      No
                             -------

The issuer's revenues for the year ended October 31, 1996 were $6,083,545.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1996 was $ 8,718,696. As of December 31, 1996, the registrant had outstanding 2,778,191shares of common stock, $.01 par value.


                       Number of Pages/ Index to Exhibits

This Form 10-KSB consists of a total of 20 pages. The Index to Exhibits can be found on page 18.

PART I


ITEM 1. BUSINESS


General:

RF Industries, Ltd. (hereinafter the "Company") has two operating divisions, the RF Connector Division and the RF Neulink Division.

RF Connector Division
---------------------

The Company, through its RF Connector Division, is engaged in the design, manufacture and distribution of coaxial connectors used in radio communication applications as well as in computers, test instruments, PC LANs and antenna devices. Coaxial products are distributed through approximately 60 major domestic and international distributors. RF Connector has introduced subminiature SMA, SMB, MCX, Semi-Rigid/Flexible cable connectors; in series and between-series adapters; cellular connectors; connectors for large diameter, low-loss cables and corrugated cable applications.

RF Neulink Division
-------------------

The Company, through its RF Neulink Division, designs and manufactures wireless digital transmission products, commonly known as RF Data Links. A few of the many applications for data links include industrial monitoring SCADA (Supervisory Control And Data Acquisition) systems, wireless linking of private WANs (Wide Area Networks), and GPS (Global Positioning Systems) tracking and locations systems. These point to point and point to multi-point wireless data networks are used by banks, casinos, petrochemical and gas and oil companies, U.S. and foreign governments, and military agencies, utility companies and manufacturing plants, just to name a few users.

The Company considers these Divisions to be operating in a single segment involving the design, manufacture and/or sale of communications equipment.

The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California.


Product Description:

The Company's products fall into two main categories which are produced by two "Strategic Business Units" as follows:

1. Coaxial connectors for radio communications equipment, PC LANs, antenna devices, instruments and other radio frequency devices are produced by the Company's RF Connector Division. The Company entered the coaxial connector design, production and distribution business in May 1987 with the acquisition of the assets of RF Industries division of Hytek International, Hialeah, Florida. Coaxial connectors continue to have applications ranging through industrial, scientific and military markets.

2. The wireless data transport products, manufactured by the RF Neulink Division, are available in a wide range of configurations to satisfy varied applications. Low data speeds (300bps) to medium data speeds to very high data speeds (1,000,000bps), various RF output options, as well as dumb and smart modems are available in various configurations. Many frequency ranges are also supported from LF (50MHz), VHF (136-174MHz), UHF (403-512MHz), 928-960MHz and the 2.400-2.499GHz ISM band.

Product Enhancements:

         During 1996, the RF Connector Division introduced a new series of connectors for large diameter, low-loss cables and corrugated cable applications. These connectors, which address cable applications in the growing PCS market, are expected to achieve volume production early in 1997. Recent additions to the division's RF Subminiature line include MCX connectors and other new products for use with flexible as well as semirigid cable.

         The RF Connector Division has recently stepped up its design and production of specialized connectors to meet customer's requirements and FCC Regulation 15 demands for non-standard connector interfaces.

         The RF Neulink Division added store and forward repeater capability to its popular NEULINK 9600 transceiver modem. This feature allows the user to eliminate the "blind spots" in a wireless network.
         Neulink also introduced the SkyLine RTU, a SCADA device based on the mature NEULINK 9600 radio platform. SkyLine supports a wide range of wireless configurations for the remote control and monitoring of alarms, pumps, motor generators, sensors, etc.

         New products under development and scheduled for full production in the first half of fiscal 1997 include the DCL-2400-SS, a high speed, 1Mbps over-the-air, highly intelligent transceiver modem in the 2.4GHz ISM band (no license required to operate). Also under development is a synthesized 5 watt paging exciter (DPT-150-S) in the VHF frequency band aimed at the China, Taiwan, Hong Kong and Macao paging market. In addition, the DPT-150-S has already been integrated with the syn-thesized Emergency Alert System VHF receiver and NEUMODEM 9600, providing the Company with an intelligent NEULINK 9600 transceiver modem in the VHF frequency band. Neulink is just completing development of the NEULINK 9600-EC, a 385-403MHz transceiver modem targeted at the European marketplace.

Distribution, Marketing and Customers:

Sales methods vary greatly between the two divisions.

RF Connector continues to be the Company's core business. RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers which utilize coaxial connectors in the manufacture of their products. The OEM market, which includes manufacturers of communications equipment, instruments and computers, accounted for 40% while distributors accounted for 60%, of the Company's RF Connector division sales for fiscal 1996.

Neulink sells its products almost exclusively on a direct basis to the system integrators and OEMs. A small percentage of sales are to end users and re-sellers. System integrators and OEMs integrate and/or mate Company equipment with their hardware and software to produce turn-key wireless systems. These systems are then either sold or leased to utility companies, financial institutions, petrochemical companies, government agencies, and irrigation/water management companies, just to name a few of the many applications.

Sales to two customers in fiscal 1996 represented 16% and 15%, respectively, of total sales compared to sales to one customer representing 10% of the Company's total sales in fiscal 1995.


Raw Materials:

RF Connector currently sources its manufacturing from Japan, the United States, and ISO approved factories in Taiwan.

Neulink purchases its electronic products from a moderate number of both domestic and foreign suppliers. All Neulink wireless modem transceivers, with the exception of the 928-960MHz crystal controlled transceiver, are built in the United States. The 928-960MHz transceiver is assembled in Japan and tested in San Diego. In the event of a large production order, this unit would also be built in the USA.


Personnel:

The Company presently employs 29 full-time employees, and three part-time employees. The RF Connector Division employs 22 full-time and three part-time employees. The Neulink Division employs the remaining seven full-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Patents, Trademarks and Licenses:

The Company has no patent protection for any of its products, nor has it registered any product trademarks.


Backlog, Warranties and Terms:

As of October 31, 1996, the Company had a sales order backlog of approximately $3,123,000 compared to a backlog of $945,000 as of October 31, 1995.

The Company warrants its products to be free from defects in material and workmanship for varying warranty periods, depending upon the product. Products are generally warranted to the dealer for one year, with the dealer responsible for any additional warranty it may make. Certain Neulink products are sold directly to end-users and are warranted to those purchasers. The RF Connector products are warranted for the useful life of the connectors.

The Company usually sells to customers on 30 day terms and does not generally grant extended payment terms. Sales to most foreign customers are made on cash terms at time of shipment.


Competition:

RF Connector has over 65 competitors in approximately a $400,000,000 market. Management believes this should be a $650,000,000 market by the year 2000.
Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market.

Major competitors for Neulink include Microwave Data Systems, E.F. Johnson, Data Radio (selling Motorola radios), GRE America and Pacific Crest Corporation. When the Company begins to market the 2.4GHz spread spectrum ISM radio, competitors will include Cylink, Proxim, Aironet, and PrimeLink.


Government Regulations:

The Company's present and future products have been designed to meet any present or proposed specifications and management believes it should have little difficulty in meeting standards for approvals by government regulatory agencies throughout the world.

Neulink products are subject to the regulations of the Federal Communications Commission (FCC) in the United States, the Department of Communications (D.O.C.) in Canada, and the future E.C.C. Radio Regulation Division in Europe. The Company's present equipment is "type-accepted" for use in the United States and Canada.

Development of Business:

General:

During the three years ended October 31, 1996, the Company has continued its efforts in the following areas:

o Continued the expansion of RF Connector through broadening the selection of inventory available for sale. Management believes that the success of this division hinges on having product available when other firms cannot deliver. This broadened inventory also allows the Company to emphasize sales to OEMs.

o Neulink has continued to improve and expand its wireless product lines through 1996. In an effort to concentrate on sales and service, Neulink has formed a strong strategic alliance with Sonik Technologies, Inc., a privately held high tech wireless solutions company. Neulink contracts with Sonik to develop the new products that the Company believes will be in future demand, or that the Company can develop a market for. Sonik will then develop the new product contracted for by Neulink, and supervise the assembly of production hardware. The final integration, alignment, and all final electrical and RF testing is performed at the Neulink facility.


Foreign Operations:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 16% of Company sales for the year ended October 31, 1996, compared to approximately 13% in fiscal 1995. The Company is attempting to aggressively expand its foreign distribution under the RFI logo, while it concurrently seeks new private label customers world wide.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries at this time. It does manufacture much of its Neulink product through contract manufacturing in the Orient and USA. RF Connector purchases almost all of its connector products from contract manufacturers in Taiwan and the United States.


ITEM 2. PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 10,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. The rapid growth of both divisions of the Company required the leasing of an additional building to house the Neulink Division in 1996. The building is located adjacent to our corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,400 square feet which houses the production and sales staff of the Neulink Division. The lease on both buildings will terminate in May 31, 2000. The monthly rental is approximately $7,900 plus utilities, maintenance and insurance.


ITEM 3. LEGAL PROCEEDINGS:

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information: The Company's stock is listed on the NASDAQ-OTC Bulletin Board where it currently trades.

For the periods indicated, the following tables sets forth the high and low BID prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


Quarter                                        High            Low
-------                                        ----            ---


Fiscal 1996
-----------

November 1, 1995 - January 31, 1996           1 1/2               7/8
February 1, 1996 - April 30, 1996             3 7/16            1 1/4
May 1, 1996 - July 31, 1996                   5 3/8             2 7/8
August 1, 1996 - October 31, 1996             6 3/4             4 1/8

Fiscal 1995
-----------

November 1, 1994 - January 31, 1995           2                 1
February 1, 1995 - April 30, 1995             2 3/8             1 5/8
May 1, 1995 - July 31, 1995                   1 3/4             1 1/2
August 1, 1995 - October 31, 1995             1 5/8             1 1/4




On December 31, 1996 the reported closing prices of the Common Stock of the Company were $4.75 BID and $5.75 ASKED.

As of December 31, 1996, there were 893 holders of the Company's Common Stock per records of the Company's transfer agent, Continental Stock Transfer Co., New York, NY.

The Company has not paid and does not presently intend to pay cash dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Financial Condition:
--------------------

The following table presents the key measures of financial condition as of October 31, 1996 and 1995:

                                                1996                 1995
                                        ------------------    ------------------
                                                     % of                 % of
                                                     Total                Total
                                          Amount     Assets     Amount    Assets
                                         -------    -------    -------   -------

Cash and cash equivalents ............. $ 403,547     9.9%    $ 211,290     7.2%

Investments in available-for-sale
 securities ...........................   604,186     14.9      569,453    19.3

Current assets ........................ 3,908,795     96.2    2,822,827    95.5

Current liabilities ...................   454,265     11.2      245,059     8.3

Working capital ....................... 3,454,530     85.0    2,577,768    87.2

Property & equipment - net ............   111,809      2.8      127,077     4.3

Total assets .......................... 4,063,504    100.0    2,954,971   100.0

Stockholders' equity .................. 3,609,239     88.8    2,709,912    91.7


Liquidity and Capital Resources:
--------------------------------

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 1997. Management believes that any financing requirements can be met through a combination of cash and investments held as of October 31, 1996, internally generated cash flow, advance payments from customers and borrowing on favorable credit terms from commercial banking establishments.

There is little expected need for additional capital equipment in fiscal 1997. In the past, the Company has financed much of its fixed asset requirements through capital leases. No additional capital equipment purchases have been identified that would require significant additional leasing or capital obligations during fiscal 1997. Management also believes that based on the Company's financial condition at October 31, 1996, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary.


General Outlook:
----------------

Management believes that because of a number of achievements during the year ended October 31, 1996, the Company could maintain steady growth in the year ended October 31, 1997.

As explained above, management believes the Company has capital resources available to fund operations at current and expanded levels.

RF Connector Division is attacking all vertical markets within the RF arena through the addition of new distributor and OEM accounts. Two of these distributors, each having annual sales exceeding one billion dollars and one being over 50 years old, provide the RF Connector Division with large worldwide distribution potential through multiple outlets. Coupled with these new distributor and OEM accounts, and the rebound of the RF market in Mexico, the Connector Division is penetrating deeper into existing accounts through the use of private label programs and new product introductions.

The Neulink Division has continued the major effort started in 1995, to provide new products for the rapidly growing wireless market. These new products, 2.4GHz ISM radio, 150MHz paging exciter for China, a VHF NEULINK 9600 transceiver modem, a 230MHz and 280MHz paging exciter, and a European certified radio, should position Neulink to address many new applications in 1997 and beyond.


Results of Operations:
----------------------

The following summarizes sales, cost of sales and gross profit in 1996 and 1995:

                                  1996                           1995
                          ---------------------         -----------------------
                                          % of                          % of
                            Amount        Sales           Amount        Sales
                          ----------     ------        -----------     -------

Sales .................   $6,083,545      100%          $3,384,829      100%

Cost of Sales .........    3,271,470      53.8          1,638,354       48.4
                          ----------     ------        -----------     ------

Gross Profit ..........   $2,812,075      46.2%        $1,746,475       51.6%
                          ==========     ======        ==========      ======

Net sales increased $2,698,700 or 79.7% in 1996 compared to 1995. The increase in sales was primarily due to increased demand by customers, and increased inventory available to meet customer demands. The Company has expended much effort and funding on new and improved products to position the Company to be highly competitive in the coming years. The increase in sales volume was the result of the Company's efforts to improve visibility in the industry by its active participation in many industry trade shows. In addition, the Company is assisting customers in marketing the Company's products.

The gross profit was increased by approximately $1,065,600 in 1996 as compared to 1995.

Engineering and selling and general administrative expenses increased approximately $380,050 in 1996 as compared with 1995. The increase in engineering was due in large part to upgrading the Neulink Division's existing product line. The Company is accomplishing this through a strategic alliance with Sonik Technologies, Inc., a privately held wireless design and manufacturing company. Neulink, teamed with Sonik, is bringing new and exciting products to market.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and accountants' report are attached hereto as pages F-1 to F-14 and filed as part of this Annual Report:



o     Report of J.H. Cohn LLP,  Independent Public Accountants
o     Balance Sheet as of October 31, 1996
o     Statements  of Income for the years ended  October 31, 1996 and 1995
o     Statements of  Stockholders' Equity for the years ended October 31, 1996 and 1995
o     Statements  of Cash Flows for the years  ended  October 31, 1996 and 1995
o     Notes to Financial Statements



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:                 Age      Date of Election          Position

Jack A. Benz               64       February 1990             Chairman
Howard F. Hill             56       November 1979             President/CEO/CFO
John Ehret                 59       November 1991             Director

Jack A. Benz is an electronic engineer by education, holding a degree from Milwaukee School of Engineering. He has been involved in the sales and marketing end of the electronics and communications industry for over 40 years. He has owned and successfully operated businesses in the manufacturers representative and export field. He managed RF Industries, Ltd. when it operated as a separate company in Florida prior to its acquisition in 1987 by Celltronics. Currently, Mr. Benz is employed by Hytek International, Ltd., a principal stockholder of the Company.

Howard F. Hill, a founder of the Company in 1979, has degrees in manufacturing engineering, quality engineering and industrial management. He took over the presidency of the Company in July of 1993. He has held various positions in the electronics industry over the past 30 years.

John Ehret holds a B.S. degree in Industrial Management from the University of Baltimore. He is Vice-President and CFO as well as co-owner of TPL Electronics of Los Angeles, California. He has been in the electronics industry for over 30 years.

Officers:

Jack A. Benz - See biography above.

Howard F. Hill - See biography above.

Terrie Gross joined the Company in January 1992 as accounting manager. She was elected to Corporate Secretary in February 1995.

ITEM 10. EXECUTIVE COMPENSATION


Summary Compensation Table:
---------------------------

The Company does not have any executive officer paid in excess of $100,000.00 The following table presents the annual cash and other compensation of Howard F. Hill, the Company's President:

                           SUMMARY COMPENSATION TABLE

                                                   Long Term Compensation
                                                   ----------------------
           Annual Compensation                            Awards
   --------------------------------------------------------------------------

   (a)             (b)          (c)                   (f)          (g)

Name and                                          Restricted
Principal                                           Stock        Options
Position           Year       Salary($)             Awards       SARs (#)
---------         ------     ----------          -----------    ---------

Howard F. Hill     1996       $85,000                 0           4,000
President
                   1995       $85,000                 0           4,000


The following categories have no balance so they have been excluded from the Summary Compensation Table:

         (d)      Bonus
         (e)      Other Annual Compensation
         (h)      LTIP Payout
         (I)      All Other Compensation

Note:Pursuant to the terms of the employment contract discussed below between the Company and Mr. Hill, Mr. Hill was granted the option to acquire 500,000 shares of common stock at $.10 per share on June 1, 1994. These options vest ratably over the six year period ending in July 1999.

Option Tables:

The following table depicts the options granted to the President during the year ended October 31, 1996:

                       Option Grants in Last Fiscal Year
                               Individual Grants
  ----------------------------------------------------------------------------
          (a)                (b)           (c)           (d)           (e)
                          Number of
                          Securities   % of Total
                          Underlying    Options        Exercise
                           Options     Granted to      or Base
                          Granted      Employees       Price per    Expiration
         Name                (#)       in Fiscal Year    Share         Date
       --------          -----------  ---------------  ----------   -----------

 Howard Hill, President
 Incentive Stock Option     2,000          7%            $5.75    October, 2006
 Non-Qualified Option       2,000          9%            $4.88    October, 2006




The following table depicts the options held by the President as of October 31, 1996:


         Aggregated Option Exercises and Fiscal Year End Option Positions
         ----------------------------------------------------------------

                                                    Number of       Value of
                                                    Unexercised     Unexercised
                                                    Options at       Options at
                         Shares                       FY-End           FY-End
                       Acquired on     Value        Exercisable     Exercisable
                        Exercise      Realized       /Unexer-        /Unexer-
 Name                       #            $            cisable         cisable
--------               -----------    --------      -----------     -----------

Howard Hill, President    2,000       $11,300         282,000/      $1,549,580/
                                                      250,000       $1,412,500


Long-Term Incentive Awards:
---------------------------

There are no awards under long-term incentive plans, such as phantom stock grants and restricted stock grants, that vest upon the satisfaction of performance goals.

Compensation of Directors:

The Company has no standard arrangement by which its Directors are compensated.

Employment Contracts:
---------------------

The Company has no employment or severance agreements for payments of more than $100,000. However, on June 1, 1994, the Company entered into a six year, renewable employment contract with the President calling for annual compensation of $85,000 plus a bonus to be determined by the Board. In addition, the employment contract granted the President options to acquire 500,000 shares of common stock at $.10 per share. Such options vest ratably over the six year term of the initial agreement. At October 31, 1996 options to purchase 250,000 shares were vested.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

The following table sets forth certain information with respect to all shareholders who are beneficial owners of more than 5% of the Company's outstanding common stock, by each director and by all directors and officers as a group as of October 31, 1996. The beneficial owner is the owner of record and has sole voting and investment power over the shares shown, except as otherwise indicated.
                                            Number of
                                            Shares (1)           Percentage (1)
         Name and Address                  Beneficially          Beneficially
         of Beneficial Owner                   Owned                Owned
         -------------------               ------------          ------------

         Hytek International, Ltd.
         690 West 28th Street
         Hialeah, FL 33010                 1,027,167                  32.0%

         Jack A. Benz
         7610 Miramar Rd.
         San Diego, CA 92126                  59,320 (2)                 1.8%

         Howard F. Hill
         7610 Miramar Rd.
         San Diego, CA 92126                 306,000 (3)                 9.5%


         All Directors & Officers
         as a group                          416,153 (4)                13.0%

(1) Shares available through outstanding options which are exercisable within 60 days of this report are treated as outstanding for purposes of computing the number and percentage of shares each stockholder beneficially owns.

(2) Includes 10,000 shares which Mr. Benz has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(3) Includes 282,000 shares which Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(4) Includes 325,833 shares which all Directors and Officers, as a group, have the right to acquire upon exercise of options exercisable within 60 days of the date of this report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

RF Industries, Ltd. contracted on January 1, 1995 with Hytek International, Ltd. ("Hytek"), a principal stockholder of the Company, for technical development as well as marketing services for a period of three years from January 1, 1995 through December 31, 1997. The Company will issue to Hytek a total of 600,000 shares of common stock at the rate of 200,000 shares per year. In both February 1995 and 1996, 200,000 shares were delivered and the remaining shares are to be delivered in February 1997. As payment for the shares, Hytek will remit a total of $60,000 in three equal installments of $20,000; the first two installments were paid on January 1, 1995 and 1996, respectively and the remaining installment will be paid on January 1, 1997. The difference of $690,000 between the market value of $1.25 per share of common stock at January 1, 1995 and the aggregate purchase price of the shares will be amortized to expense over the service period ($230,000 was amortized in 1995 and 1996). The Chairman of the Board of the Company is an employee of Hytek.

PART IV.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents have been filed as part of this report:

         (1)    Exhibits
                10.21   Public Relations Agreement - Neil G. Berkman Associates
                10.22   Employment Contract -Donald Catledge
                23.1     Consent of Independent Public Accountants

The following are incorporated by reference to Form 10-K for fiscal year ended October 31, 1986 filed on February 4, 1987 as amended by Amendment No. 1 filed on August 2, 1987 and Form 10-KSB for fiscal year ended October 31, 1992 filed on March 5, 1993, and October 31, 1994 filed on February 14, 1995, October 31, 1995 filed on January 31, 1996:

                 3.2.1   Company Bylaws as Amended through August, 1985
                 3.2.2   Amendment to Bylaws dated January 24, 1986
                 3.2.3   Amendment to Bylaws dated February 1, 1989
                  10.1   Asset Purchase Agreement
                  10.2   Settlement  Agreement
                  10.3   Funds Impound Escrow  Agreement
                  10.4   Stock Escrow  Agreement
                  10.5   Lease - San Diego, CA Facility
                  10.6   Lease - Gardena,  CA Facility
                  10.7   Celltronics, Inc. Incentive Stock Option Plan
                  10.8   Form of  Incentive  Stock  Option  Plan
                  10.9   Directors' Nonqualified Stock Option  Agreements
                  10.10  Consulting Agreements
                  10.11  Consultants' Nonqualified Stock Option Agreements
                  10.12  Agreement for Cancellation of Shares
                  10.13  Neutec Sale Agreement
                  10.14  Trilectric Sale Agreement
                  10.15  Incentive  Stock Option Plan
                  10.16  Amended Lease Agreement - San Diego, CA Facility
                  10.17  Lease Agreement - San Diego, CA  Facility
                  10.18  Employment Contract -  Howard Hill
                  10.19  Consulting Agreement - Hytek International
                  10.20  Lease Agreement - San Diego, CA Facility

         (2)      Reports on Form 8-K

                  None

Shareholders of the Company may obtain a copy of any exhibit referenced in this 10-KSB Report by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the shareholder's good faith representation that such shareholder is a stock holder of record of common stock of the Company. A charge of twenty cents ($.20) per page will be made to cover Company expenses in furnishing the requested documents.

                                    SIGNATURE
                               ------------------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.


Date:
                                        Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  January 30, 1997              By:       Jack A. Benz
                                     --------------------------------
                                                Jack A. Benz
                                        Chairman - Board of Directors


Dated:  January 30, 1997              By:       Howard F. Hill
                                     --------------------------------
                                                Howard F. Hill
                                           Chief Financial Officer
                                        (Principal Accounting Officer)


Dated:  January 30, 1997              By:       Howard F. Hill
                                     ---------------------------------
                                     Howard F. Hill, Chief Executive Officer



Dated:  January 30, 1997              By:      John Ehret
                                     ---------------------------------
                                         John Ehret, Director

                               RF INDUSTRIES, LTD.



                          INDEX TO FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS .......................          F-2

BALANCE SHEET
  OCTOBER 31, 1996 .............................................          F-3

STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 1996 AND 1995 ........................          F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 1996 AND 1995 ........................          F-5

STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 1996 AND 1995 ........................          F-6

NOTES TO FINANCIAL STATEMENTS ..................................          F-7/14




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
RF Industries, Ltd.


We have audited the accompanying balance sheet of RF INDUSTRIES, LTD. as of October 31, 1996, and the related statements of income, stockholders' equity and cash flows for the years ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these finan cial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Indus tries, Ltd. as of October 31, 1996, and its results of operations and cash flows for the years ended October 31, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                   J.H. COHN LLP

San Diego, California
December 13, 1996

                               RF INDUSTRIES, LTD.

                                  BALANCE SHEET
                                OCTOBER 31, 1996


                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents ..................................     $  403,547
  Investments in available-for-sale securities .................        604,186
    Trade accounts receivable, net of allowance for
        doubtful accounts of $16,000 ...........................        703,097
  Inventories, net of valuation allowance of $47,000 ...........      1,861,856
    Prepaid expenses and deposits ..............................        276,109
    Deferred tax assets ........................................         60,000
                                                                     -----------
      Total current assets .....................................      3,908,795
                                                                     -----------
Property and equipment:
  Equipment and tooling ........................................        381,891
  Furniture and office equipment ...............................        107,633
                                                                     -----------
                                                                        489,524
    Less accumulated depreciation and amortization .............        377,715
                                                                     -----------
      Total ....................................................        111,809
                                                                     -----------

Deferred tax assets ............................................         38,000
Other assets ...................................................          4,900
                                                                     -----------
      Total ....................................................     $4,063,504
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable .............................................    $   186,250
  Accrued expenses .............................................        268,015
                                                                    ------------
      Total liabilities ........................................        454,265
                                                                    ------------
Commitments and contingencies

Stockholders' equity:
  Common stock - authorized 10,000,000 shares of $.01
        par value; 2,778,191 shares issued and outstanding .....         27,782
    Additional paid-in capital .................................      3,868,642
    Retained earnings ..........................................        166,547
    Unearned compensation ......................................       (453,732)
                                                                     -----------
      Total stockholder's equity ...............................      3,609,239
                                                                     -----------
      Total ....................................................     $4,063,504
                                                                     ===========


See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.


                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                       1996             1995
                                                   -----------      -----------

Net sales ....................................     $ 6,083,545      $ 3,384,829
Cost of sales ................................       3,271,470        1,638,354
                                                   -----------      -----------

Gross profit .................................       2,812,075        1,746,475
                                                   -----------      -----------

Operating expenses:
  Engineering ................................         462,930          348,656
  Selling and general ........................       1,429,296        1,163,498
                                                   -----------      -----------

    Totals ...................................       1,892,226        1,512,154
                                                   -----------      -----------

Operating income .............................         919,849          234,321

Other income .................................          58,153           41,066

Interest expense .............................          (1,604)            (441)
                                                   -----------      -----------

Income before provision for income taxes .....         976,398          274,946

Provision for income taxes ...................         415,000          103,300
                                                   -----------      -----------

Net income ...................................     $   561,398      $   171,646
                                                   ===========      ===========

Net income per share:
    Primary ..................................     $       .19      $       .07
                                                   ===========      ===========
    Fully-diluted ............................     $       .18      $       .07
                                                   ===========      ===========


See Notes to Financial Statements.



                                                         RF INDUSTRIES, LTD.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                                                        Retained
                                                                     Additional         Earnings                           Total
                                            Common Stock              Paid-In         (Accumulated         Unearned    Stockholders'
                                      Shares            Amount        Capital           Deficit)         Compensation      Equity
                                   -----------------------------    -----------       ------------      --------------  ------------

Balance,
  November 1,
  1994 .....................        2,225,747       $   22,257       $2,961,786       $ (566,497)       $ (178,890)      $2,238,656

Shares issued on
  exercise of
  stock options ............          112,800            1,128           10,152                                              11,280

Shares issued
  under consult-
  ing service
  agreement ................          200,000            2,000          248,000                                             250,000

Amortization of
  unearned
  compensation .............                                                                                38,330           38,330

Net income .................                                                             171,646                            171,646
                                   ----------        ----------       ----------       ----------         ----------      ----------

Balance
  October 31,
  1995 .....................        2,538,547           25,385        3,219,938         (394,851)         (140,560)       2,709,912

Shares issued on
  exercise of
  stock options .............          39,644              397           23,204                                              23,601

Shares issued
  under consult-
  ing service
  agreement .................         200,000            2,000          248,000                                             250,000

Grant of
  compensatory
  stock options
  for purchase of
  100,000 shares ............                                           377,500                           (377,500)

Amortization of
  unearned
  compensation ..............                                                                               64,328           64,328

Net income ..................                                                            561,398                            561,398
                                   ----------        ----------       ----------      ----------          ----------      ----------
Balance,
  October 31,
  1996                              2,778,191      $    27,782       $3,868,642       $  166,547        $ (453,732)      $3,609,239
                                   ==========       ==========       ==========       ==========          ==========      ==========


See Notes to Financial Statements.




                               RF INDUSTRIES, LTD.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                             1996          1995
                                                         ---------     ---------

Operating activities:
  Net income .......................................    $ 561,398     $ 171,646
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
        activities:
    Depreciation and amortization ..................       44,849        54,535
        Amortization of costs under consulting
           agreement ...............................      230,000       230,000
        Amortization of unearned compensation ......       64,328        38,330
        Deferred income taxes ......................      (22,000)       95,000
    Changes in operating assets and liabilities:
      Trade accounts receivable ....................     (359,501)       49,404
      Inventories ..................................     (464,537)     (617,709)
      Prepaid expenses and deposits
             and other assets ......................      (50,940)     (156,385)
      Accounts payable .............................       16,176       122,814
      Accrued expenses .............................      193,030       (37,636)
                                                        ---------      ---------
          Net cash provided by (used in)
                 operating activities ..............      212,803       (50,001)
                                                        ---------      ---------

Investing activities:
    Purchases of investments in available-
        for-sale securities ........................      (34,733)     (569,453)
    Capital expenditures ...........................      (29,414)      (62,586)
                                                        ---------      ---------
              Net cash used in investing
                 activities ........................      (64,147)     (632,039)
                                                        ---------      ---------

Financing activities:
    Proceeds from shares issued:
        On exercise of stock options ...............       23,601        11,280
        Under consulting service agreement .........       20,000        20,000
                                                        ---------      ---------
               Net cash provided by financing
                 activities ........................       43,601        31,280
                                                        ---------      ---------

Net increase (decrease) in cash and cash
  equivalents ......................................      192,257      (650,760)

Cash and cash equivalents at beginning of year .....      211,290       862,050
                                                        ---------      ---------

Cash and cash equivalents at end of year ...........     $403,547      $211,290
                                                        ==========    ==========

Supplemental cash flow information:
  Interest paid ....................................     $  1,569      $    441
                                                        ==========    ==========
  Income taxes paid ................................     $256,340      $ 46,574
                                                        ==========    ==========


See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS

Note 1  -  Business activities and summary of significant  accounting policies:

               Business activities:  The Company operates two divisions within a single business segment involving the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company is engaged in the design and distribution of coax ial connectors used primarily in radio and other profes sional communications applications (the "RF CONNECTOR Division") and the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Division").

               Use of estimates:   The  preparation  of financial  statements in
                    conformity with generally accepted accounting principles requires manage ment to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

               Cash equivalents:   The  Company   considers  all  highly  liquid
                    investments with a maturity of three months or less when purchased to be cash equivalents.

               Investments:   Pursuant  to  Statement  of  Financial  Accounting
                    Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities, "the Company's investments in mutual fund units have been classified as available-for-sale securities and,accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are ex- cluded from income and recognized, net of applicable income taxes, as a separate component of stockholders' equity until realized.

               Inventories:  Inventories  are  stated  at the  lower  of cost or market. Cost has been determined using the weighted average cost method (see Note 4).

               Property and equipment:   Equipment,  tooling and  furniture  are
                    recorded at cost and depreciated over their estimated useful lives (generally 3 to 7 years) using the straight-line method. Depreciation expense was $44,849 in 1996 and $53,535 in 1995.

                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 1  -  Business activities and summary of significant accounting policies
           (concluded):

               Income taxes:  The Company  accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

               Net income per share:   Primary net income per share was computed
                    based on the 2,994,016 and 2,510,437 weighted average number of common and common equivalent shares outstanding in 1996 and 1995, respectively. Common equivalent shares reflect the dilu tive effect of the assumed exercise of outstanding stock options based on average market prices during each year.

                    Fully-diluted net income per share was computed based on the 3,144,244 weighted average number of common and common equivalent shares outstanding in 1996, which reflects the additional dilutive effect of the assumed exercise of out-standing stock options based on the market price as of the end of that year to the extent that it exceeded the related average market price for such options.


Note 2  -  Concentration of credit risk and sales to major customers:
              The Company maintains all of its cash balances in one financial institution. At times, these balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. Accounts receivable are financial instruments that also ex pose the Company to a concentration of credit risk. Such exposure is limited by the large number of customers comprising the Company's customer base and their disper-sion across different geographic areas. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 2 -  Concentration of credit risk and sales to major customers (concluded):
              During 1996, sales to two customers represented 16% and 15%, res-pectively, of total sales. During 1995, sales to one customer represented 10% of total sales.


Note 3 - Investments:
             At October 31, 1996, investments in available-for-sale securities consisted of units issued by mutual funds as described below

                Short-term secured obligation funds                    $485,902
                Short-term U.S. Treasury fixed income
                  obligation funds                                      118,284
                                                                      ---------
                              Total                                    $604,186
                                                                      =========

             The investments in mutual funds were carried at cost which approxi-mated fair value at October 31, 1996. Gross unrealized holding gains and losses on these investments were not material as of October 31, 1996 or 1995. There were no realized gains and losses from sales of investments during 1996 or 1995.


Note 4 - Inventories:
             Inventories  consisted  of the  following  as of October 31, 1996:

                Raw materials and supplies                           $  426,390
                Finished goods                                        1,482,466
                                                                      ---------
                    Total                                             1,908,856
                Less allowance for slow-moving inventory                 47,000
                                                                      ---------

                    Total                                            $1,861,856
                                                                     ==========

             The allowance for slow-moving inventory was established through charges to earnings (which were not material in 1996 and 1995) to reduce the carrying value of certain inventory to estimated fair values.


Note 5 - Lease commitments:
             The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2000 and requires minimum annual rental payments that are subject to fixed annual increases The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 1996. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. Rent expense was $67,970 in 1996 and $65,969 in 1995.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Lease commitments (concluded):
             Future minimum rental commitments under the facilities'operating lease for years subsequent to October 31, 1996 are as follows:

                 Year Ending
                 October 31,
                -------------

                    1997                                               $ 79,000
                    1998                                                 83,000
                    1999                                                 86,000
                    2000                                                 44,000
                                                                       --------
                       Total                                           $292,000
                                                                       ========


Note 6 -  Income taxes:
             The provision (credit) for income taxes consisted of the following:

                                               1996                      1995
                                             --------                  -------

                  Current:
                    Federal                  $340,000                  $(19,700)
                    State                      97,000                    28,000
                                             --------                  --------
                                              437,000                     8,300
                                             --------                  --------

                  Deferred:
                    Federal                   (16,000)                   98,000
                    State                      (6,000)                   (3,000)
                                             --------                  --------
                                              (22,000)                   95,000
                                             --------                  --------

                     Totals                  $415,000                  $103,300
                                             ========                  ========

             Income tax at the Federal statutory rate is reconciled to the Company's actual income tax provision as follows:



                                                                  1996                   1995
                                                          --------------------    ------------------
                                                                   % of Pretax             % of Pretax
                                                           Amount    Income        Amount    Income
                                                          -------   --------      --------  --------
               Income tax at Federal
                 statutory rate .....................   $ 331,975     34.0%     $  93,482     34.0%

               State tax provision, net
                 of Federal tax benefit .............      60,866      6.2         16,500      6.0

               Other provision (credit) .............      22,159      2.3         (6,682)    (2.4)
                                                         ---------    -----       --------    -----

               Total income tax
                   provision ........................   $ 415,000     42.5%     $ 103,300     37.6%
                                                        =========     =====       =========   =====



                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 6 - Income taxes (concluded):
            The Company's total deferred tax assets and deferred tax liabilities at October 31, 1996 and 1995 are as follows:

                                                        1996              1995
                                                      --------           ------

              Total deferred tax assets               $122,000          $99,000
              Total deferred tax liabilities            24,000           23,000
                                                      --------          -------
                 Net deferred tax assets              $ 98,000          $76,000
                                                      ========          =======

            The temporary differences generating net current and noncurrent deferred tax assets were primarily related to accrued vacation expense, reserves for doubtful accounts, deferred compensation and inventory obsolescence.


Note 7 - Stock options:
                    Incentive and Non-Qualified Stock Option Plans: The Board of
                         Directors approved an Incentive Stock Option Plan (the "Incentive Plan") during fiscal 1990 that provides for grants of options to purchase up to 500,000 shares of common stock to employees of the Company. Under the Incentive Plan, the option price cannot be less than the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. All options granted through October 31, 1996 expire five years from the date of grant. Options vest immediately upon grant. The Board of Directors also approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under the Non- Qualified Plan, the option price cannot be less than 85% of the fair market value on the date options are granted and options can expire no later than five years after the date of grant. Options vest immediately upon grant.

                    Compensatory stock option plans:
                       The Company granted to its President an option for the purchase of 500,000 shares of common stock at $.10 per share pursuant to the terms of his employment contract dated June 1, 1994 that became effective as of July 1, 1993. Options for the purchase of 83,333 shares vest annually from July 1994 through July 1999. The difference of $230,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stock holders' equity, of which $38,330 was amortized to compensation expense in both 1996 and 1995.

                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 7 - Stock options (continued):
           Compensatory stock option plans (concluded):
              Additionally, in connection with an agreement with a consultant for the provision of public relations services, on January 1, 1996, the Company granted an option to purchase 50,000 shares of common stock at $.94 per share, the market value of a share of common stock on January 1, 1996. Options to purchase 10,000 shares vest annually from January 1996 through January 2000.

              The Company also granted to an executive an option to purchase 100,000 shares of common stock at $.10 per share pursuant to the terms of an employment contract dated July 1, 1996. Options to purchase 20,000 shares vest annually from July 1997 through July 2001. The difference of $377,500 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $25,998 was amortized to compensation expense in 1996.

           Additional  required  disclosures  related  to stock  option plans:
              The Company has adopted the disclosure-only provisions of State-ment of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFA S 123"). Accordingly, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted in 1996 other than the amounts attributable to the options for 100,000 shares granted to the executive officer on July 1, 1996 described above. Had compensation cost been determined based on the fair value at the grant date for all awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts set forth below:

                   Net income - as reported                    $561,398
                   Net income - pro forma                      $423,193
                   Net income per share - as reported              $.19
                   Net income per share - pro forma                $.14

              The fair value of each option granted in 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of .28%; risk-free interest rate of 7%; and expected lives of 4 to 6 years.

                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS



Note 7 - Stock options (concluded):
            Additional required disclosures related to stock option plans (concluded):
               Additional information regarding options outstanding under all of the Company's stock option plans at October 31, 1996 and 1995 and changes in outstanding options in 1996 and 1995 follows:

                                                1996                     1995
                                         -------------------            ------
                                                     Weighted
                                       Shares         Average           Shares
                                      or Price       Exercise          or Price
                                      Per Share        Price          Per Share
                                      ---------      ---------        ---------
              Options outstanding at
               beginning of year ....  640,579          $ .30          700,045
              Options granted .......  221,810           2.08           53,334
              Options exercised .....  (39,644)           .60         (112,800)
                                       -------                         --------

              Options outstanding at
               end of year ..........  822,745            .79           640,579
                                      ========                         ========

              Option price range at
               end of year ........ $.10-$5.75                       $.10-$1.50

              Options available for
               grant at end of year    304,095                          373,051

              Weighted average fair
               value of options granted
               during the year ....      $2.52

              Option price range for
               options exercised
               during the year ...  $ 10-$1.50                             $.10

           The following table summarizes information about stock options outstanding at October 31, 1996, all of which are at fixed-prices:

                                           Options                 Options
                                         Outstanding             Exercisable
                                     -------------------    -------------------
                                    Weighted
                                     Average    Weighted               Weighted
       Range of                     Remaining    Average                Average
       Exercise         Number     Contractual  Exercise    Number     Exercise
        Prices       Outstanding      Life       Price    Exercisable    Price
     -----------    ------------   -----------  --------  -----------  --------

      $ .10            610,000      7.5 yrs      $ .10      260,000      $ .10
         85-1.50       143,789      4.1 yrs       1.13      103,789       1.21
       4.88-5.75        68,956     10.0 yrs       5.63       68,956       5.63
                       -------                              -------

        .10-5.75       822,745                              432,745
                       =======                              =======

                              RF INDUSTRIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 8 - Shares issuable under consulting agreement:
           Effective January 1, 1995, the Company entered into an agreement with an organization (the "Consultants") whereby the Consultants will provide technical development and marketing consulting services to the Company over the three year period from January 1995 through December 1997. As part of the consideration for such services, the Company agreed to issue to the Consultants a total of 600,000 shares of common stock at the rate of 200,000 shares per year and the Consultants agreed to pay a total of $60,000 at the rate of $20,000 per year. As of October 31, 1996, the Company had received $40,000 and had issued 400,000 shares.

           As of January 1, 1995, the 600,000 shares had an approximate market value of $750,000. The difference of $690,000 between the market value at January 1, 1995 and the total to be paid by the Consultants for the shares is being amortized to expense over the service period on a straight-line basis and, accordingly, $230,000 was amortized in 1996 and 1995.

           At October 31, 1996 and 1995, the Consultants owned 1,027,167 and 827,167 shares of common stock of the Company, representing 37.0% and 32.6% of the shares then outstanding, respectively. The Chairman of the Board of the Company is an employee of the organization that is providing the consulting services.

Note 9 - Adjustments  affecting  interim  financial  statements:
           During the fourth quarter of fiscal 1996, the Company made certain adjustments related to the computation of the cost of sales and the provision for income taxes. If such adjustments had been made as of the beginning of fiscal 1996, they would have had no material effect on the results of operations reported by the Company during the first and second quarters of the year, but they would have reduced net income in the third quarter to approximately $233,000 or $.08 per share from $294,000 or $.10 per share previously reported.


                                      * * *

Exhibit 23.1








                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------



We consent to the incorporation by reference in the Registration Statement on Form S-8 originally filed on October 31, 1990 by RF Industries, Ltd. (previously Celltronics, Inc.) of our report dated December 13, 1996 appearing in this Annual Report of Form 10-KSB for the fiscal lyear ended October 31, 1996 (the "Form 10-KSB"), on our audits of the financial statements of RF Industries, Ltd. as of October 31, 1996 and for each of the two years in the period ended October 31, 1996 also appearing in this Form 10-KSB.



                                                   J.H. COHN LLP

San Diego, California
December 13, 1996