Form 10QSB
period 1997-01-31
R F INDUSTRIES LTD
filed 1997-03-06
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                       For Quarter ended January 31, 1997
                         Commission File Number 0-13301

                              RF INDUSTRIES, LTD.

             (Exact name of registrant as specified in its charter)

                               Nevada 88-0168936

         (State of Incorporation) (I.R.S. Employer Identification No.)

        7610 Miramar Road, Bldg. 6000, San Diego, California 92126-4202

              (Address of principal executive offices) (Zip Code)

                       (619) 549-6340 FAX (619) 549-6345
                       -------------- ------------------

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

                                  Yes   X    No
                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of January 31, 1997, the registrant had 2,778,191 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    Financial Statements

                                                             BALANCE SHEET


                                                       January 31    October 31
                                                          1997          1996
                                                       -----------   -----------
                                                       (Unaudited)    (Audited)
ASSETS
------------------
CURRENT ASSETS

Cash ...............................................    $  714,928    $  403,547

Investments in available-for-sale securities .......       613,650       604,186

Trade accounts receivable less allowance
for doubtful accounts of $13,299 ...................       666,476       703,097

Inventories - Note 3 ...............................     1,880,626     1,861,856

Prepaid expenses and deposits ......................       298,087       276,109

Deferred tax assets ................................        98,000        60,000
                                                        ----------    ----------
     TOTAL CURRENT ASSETS ..........................     4,271,767     3,908,795

FIXED ASSETS

Furniture and office equipment .....................       111,493       107,633

Equipment and tooling ..............................       381,891       381,891
                                                        ----------    ----------
     Fixed assets, at cost .........................       493,384       489,524

Less accumulated depreciation and amortization .....       389,037       377,715
                                                        ----------    ----------
     NET FIXED ASSETS ..............................       104,347       111,809

Deferred tax assets ................................                      38,000

Other assets .......................................         4,900         4,900
                                                        ----------    ----------
     TOTAL ASSETS ..................................    $4,381,014    $4,063,504
                                                        ==========    ==========



                        See Notes to Financial Statements

                                                           BALANCE SHEET


                                                    January 31       October 31
                                                       1997             1996
                                                   ------------      -----------
                                                   (Unaudited)        (Audited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
-----------------------

CURRENT LIABILITIES

Accounts payable .............................     $   130,066      $   186,250

Accrued expenses .............................         365,096          268,015
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES ...............         495,162          454,265



     TOTAL LIABILITIES

STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
   Authorized - 10,000,000 shares
   Issued & outstanding 2,778,191 shares .....          27,782           27,782

Capital paid in excess of par value ..........       4,777,017        3,868,642

Retained earnings ............................         407,019          166,547

Unearned compensation ........................      (1,325,966)        (453,732)
                                                   -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY ...............       3,885,852        3,609,239
                                                   -----------      -----------
    TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY ..................     $ 4,381,014      $ 4,063,504
                                                   ===========      ===========



                       See Notes to Financial Statements

                                                        STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                           Three Months Ended
                                                               January 31
                                                       ------------------------
                                                            1997           1996
                                                       ----------     ----------
Net sales ........................................     $1,928,097     $  909,965

Cost of sales ....................................      1,070,432        450,965
                                                       ----------     ----------
 Gross profit ....................................        857,665        459,000


Operating expenses:

   Engineering ...................................        111,828        104,657

   Selling and general ...........................        337,042        280,308
                                                       ----------     ----------
      Total ......................................        448,870        384,965
                                                       ----------     ----------
   Income from operations ........................        408,795         74,035

Interest  income, net ............................         14,674         14,011
                                                       ----------     ----------
   Income before provision for income taxes ......        423,469         88,046

   Provision for income taxes ....................        183,000         20,000
                                                       ----------     ----------
      Net income .................................     $  240,469     $   68,046
                                                       ==========     ==========
Per share data:

      Net income .................................     $     0.08     $     0.02
                                                       ==========     ==========

Weighted average common
and common equivalent
shares outstanding ...............................      3,105,646      2,785,969
                                                       ==========     ==========



                                         See Notes to Financial Statements

                                                        STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                           Three Months Ended
                                                               January 31
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
OPERATING ACTIVITIES

   Net income ........................................   $ 240,472    $  68,046

Adjustments to reconcile net income
 to net cash provided by (used in) operations
   Depreciation and amortization .....................      11,322       11,032
   Amortization of unearned compensation .............      36,141        9,582

   Change in assets - (incr) decr:
     Accounts receivable - trade .....................      36,621     (221,387)
     Inventories .....................................     (18,770)     (53,671)
     Other assets ....................................     (21,978)      15,070
   Change in liabilities - incr (decr):
     Accounts payable ................................     (56,184)     (28,809)
     Accrued expenses ................................      97,081       56,717
                                                         ---------    ---------
     Net cash provided by (used in)
       operating activities ..........................     324,705     (143,420)
                                                         ---------    ---------
INVESTING ACTIVITIES
   Purchase of available for sale securities .........      (9,464)     (18,145)
   Capital Expenditures ..............................      (3,860)     (17,623)
                                                         ---------    ---------
      Net cash used in investing activities ..........     (13,324)     (35,768)
                                                         ---------    ---------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options ...........           0       20,000
                                                         ---------    ---------
   Net cash provided by financing activities .........           0       20,000
                                                         ---------    ---------
Net decrease in cash and cash equivalents ............     311,381     (159,188)

Cash and cash equivalents at the beginning of period .     403,547      211,290
                                                         ---------    ---------
Cash and cash equivalents at the end of period .......   $ 714,928    $  52,102
                                                         =========    =========



                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of RF Industries, Ltd. as of January 31, 1997 and the results of operations and cash flows for the three month periods ended January 31, 1997 and 1996.

Note 2 - Interim reporting

         The result of operations for the three month periods ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory

                                                 January 31         October 31
                                                    1997               1996
                                                 ----------         ----------
                                                 (Unaudited)        (Audited)


            Raw materials & supplies ........    $  375,626         $  379,390

            Finished goods ..................     1,505,000          1,482,466
                                                 ----------         ----------
                     Total ..................    $1,880,626         $1,861,856
                                                 ==========         ==========


Note 4 - Compensatory stock options

         During the quarter ended January 31, 1997, in connection with the employment agreements, two executives received options to purchase 100,000 shares of common stock each at $.10 per share. These options will be earned ratably over a ten year period. In connection with another employment agreement, another executive was granted an option to purchase 15,000 shares of common stock at $4.40 per share. This option will be earned over a two year period. As a result of these option, unearned compensation, representing the difference between the fair market value of a common share at the date of grant and the option strike price multiplied by the number of options granted, was increased by $908,375.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Three Months 1997 vs. Three Months 1996

Sales increased $1,018,132, or 112% to $1,928,097 for the quarter ended January 31, 1997 compared to $909,965 in the first quarter of fiscal 1996. The sales gain is attributable to the company's expanded RF Connectors distribution, which helped raise Connectors sales 70% to $1,202,000. Net sales also benefited from gains in Neulink wireless products, which reached $726,000 for the quarter compared to $196,000 last year.

Cost of sales increased $619,467 and increased, as a percent of sales, to 56% from 50% last year. Cost of sales increased due to the higher portion of Neulink product shipped compared to 1996. The company's Neulink products have lower gross margins.

Engineering expenses increased $7,171. The majority of engineering expenses during the quarter were related to the development of various modems. As a percent of sales, engineering expenses declined to 6% from 12% of sales last year.

Selling and general expenses increased $56,734, or 20% for the three months ended January 31, 1997 compared to the same period ended January 31, 1996. The increase is due to higher labor, sales, advertising and marketing costs, trade show expenses and the design of a new catalog. The company is incurring expenses for promoting its products at numerous trade shows throughout North America. Expenses associated with Hytek's consulting agreement also account for a portion of the increased expense. As a percentage of sales, selling and general expenses declined to 17% from 31% of sales last year. The decline is due to the company's increased sales and cost control efforts.

The provision for income taxes increased $163,000 to $183,000. The increase in the company's tax rate is due to the absence of tax loss carry forwards which reduced the company's tax rate last year.

Material changes in financial condition:

Cash and investments increased $320,845 to $1,328,578, compared to the October 31, 1996 fiscal year end balance of $1,007,733. The increase in cash is attributable to the company's increased sales and improved profitability. Management anticipates that combined cash and cash equivalents, together with internally generated capital, will be adequate to fund the company throughout the current fiscal year.

Trade accounts receivable declined due to expanded collection efforts by the accounts receivable department.

Inventories increased $18,770 for the quarter ended January 31, 1997, and remain at a relatively high level to enable the company rapidly to meet customer and distributor demands.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


Prepaid expenses increased $21,978 due to more deposits for inventory purchases.

Accounts payable decreased $56,184 compared to their October 31, 1996 level. Payables remain in control due to the company's strong cash flow.

Accrued expenses increased $97,081. The increase is due to increased income tax accrual.

Working capital increased $322,075, or 9% from fiscal year end levels. This is primarily due to the company's profitability and is accounted for by high inventory levels and a significant increase in cash.


PART II.  OTHER INFORMATION

         Items 1-4:        Not applicable.

         Item 5:           Information required in lieu of Form 8-K

                           None.

         Item 6:           (a)      Exhibits on Form 8-K:

                                    10.23   Employment Agreement - Perlman
                                    10.24   Employment Agreement - LaFay
                                    10.25   Employment Agreement - Ekroos


                           b)       Reports on Form 8-K:

                                    Noreports on Form 8-K were filed  during the
                                      fiscal quarter ended January 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Acto of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RF INDUSTRIES, LTD.



Dated:   March 7, 1997                     By:         Howard F. Hill
                                           ------------------------------------
                                                  Howard F. Hill, President
                                                   Chief Executive Officer



Dated:   March 7, 1997                     By:         Howard F. Hill
                                           ------------------------------------
                                                  Howard F. Hill, President
                                                   Chief Financial Officer