Form 10QSB
period 1997-04-30
R F INDUSTRIES LTD
filed 1997-06-06
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        for Quarter ended April 30, 1997
                         Commission File Number 0-13301

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

As of April 30, 1997, the registrant had 3,048,763 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    Financial Statements

                                                              BALANCE SHEET


                                                          April 30    October 31
                                                            1997         1996
                                                        -----------  -----------
                                                        (Unaudited)   (Audited)
ASSETS
-----------------
CURRENT ASSETS


Cash ................................................   $  835,095   $  403,547

Investments in available-for-sale securities ........      623,047      604,186

Trade accounts receivable less allowance
for doubtful accounts of $12,412 ....................      760,721      703,097

Inventories - Note 3 ................................    1,959,218    1,861,856

Prepaid expenses and deposits .......................      512,727      276,109

Deferred tax assets .................................       60,000       60,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    4,750,808    3,908,795

FIXED ASSETS

Furniture and office equipment ......................      107,633      107,633

Equipment and tooling ...............................      405,850      381,891
                                                         ----------   ----------
     Fixed assets, at cost ..........................      513,483      489,524

Less accumulated depreciation and amortization ......      396,857      377,715
                                                         ----------   ----------
     NET FIXED ASSETS ...............................      116,626      111,809

Deferred tax assets .................................       38,000       38,000

Other assets ........................................        4,901        4,900
                                                         ----------   ----------
     TOTAL ASSETS...................................   $ 4,910,335  $ 4,063,504
                                                         ==========   ==========


                        See Notes to Financial Statements

                                                              BALANCE SHEET


                                                         April 30     October 31
                                                           1997         1996
                                                        ----------    ----------
LIABILITIES AND
STOCKHOLERS' EQUITY
-----------------------

CURRENT LIABILITIES

Accounts payable .................................   $   364,973    $   186,250

Accrued expenses .................................       163,452        268,015
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES ...................       528,425        454,265


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
 Authorized - 10,000,000 shares
 Issued & outstanding 3,048,763 shares............        30,488         27,782

Capital paid in excess of par value ..............     4,801,941      3,868,642

Retained earnings ................................       510,970        166,547

Unearned compensation ............................      (960,709)      (453,732)
                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ..................     4,381,910      3,609,239
                                                      -----------    -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .....................   $ 4,910,335    $ 4,063,504
                                                      ===========    ===========





                        See Notes to Financial Statements

                                            STATEMENTS OF OPERATIONS

                                    (Unaudited)               (Unaudited)
                                 Three Months Ended         Six Months Ended
                                      April 30                  April 30
                                --------------------      ---------------------
                                 1997          1996        1997           1996
                                ------        ------      ------         ------

Net Sales ...................  $1,750,831   $1,269,624   $3,678,928   $2,179,589

Cost of Sales ...............   1,050,880      510,839    2,121,312      961,804
                               ----------   ----------   ----------   ----------
     Gross Profit ...........     699,951      758,785    1,557,616    1,217,785
                               ----------   ----------   ----------   ----------

Operating expenses:

     Engineering ............     109,767      130,582      221,595      235,239

     Selling and general ....     458,039      362,025      795,081      642,333
                               ----------   ----------   ----------   ----------
       Total ................     567,806      492,607    1,016,676      877,572
                               ----------   ----------   ----------   ----------
     Operating income .......     132,145      266,178      540,940      340,213

Interest income .............      16,026       10,898       30,700       24,909
                               ----------   ----------   ----------   ----------
Income before provision
for income tax ..............     148,171      277,076      571,640      365,122
Provision for state & federal
income tax ..................      45,000      100,000      228,000      120,000
                               ----------   ----------   ----------   ----------
     Net income .............  $  103,171   $  177,076   $  343,640   $  245,122
                               ==========   ==========   ==========   ==========
Per share data:

     Net income .............  $     0.03   $     0.06   $     0.11   $     0.08
                               ==========   ==========   ==========   ==========
Weighted average common
and common equivalent shares
outstanding .................   3,163,291    2,988,235    3,125,872    2,921,202
                               ==========   ==========   ==========   ==========


                        See Notes to Financial Statements

                                                        STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                            Six Months Ended
                                                                April 30
                                                          ---------------------
                                                           1997           1996
                                                          ------         ------

Net income...............................................$ 343,640    $ 245,122

Adjustments to reconcile net income
to net cash (used in) provided by operations

     Depreciation and amortization .......................  19,142       22,223
     Amortization of unearned compensation ............... 109,677       19,165
     Change in assets - (incr) decr:

         Accounts receivable - trade ..................... (57,624)    (163,480)
         Inventories ..................................... (97,362)    (146,788)
         Other assets .................................... 236,618)       5,525
     Change in liabilities - incr (decr):
         Accounts payable ................................ 178,723      (64,116)
         Accrued expenses ................................ 125,440      238,684
                                                          ---------    ---------
         Net cash (used in) provided by
            operating activities ........................  385,018      156,335
                                                          ---------    ---------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities ....... (18,861)     (12,983)
         Capital expenditures ............................ (23,959)     (21,347)
                                                          ---------    ---------
         Net cash provided by (used in)
           operating activities .......................... (42,820)     (34,330)
                                                          ---------    ---------
FINANCING ACTIVITIES
         Proceeds from sale of common stock ..............  20,000       20,000
         Proceeds from exercise of common stock options ..  69,350            0
                                                          ---------    ---------
         Net cash provided by financing activities .......  89,350       20,000
                                                          ---------    ---------
     Net (decrease) increase in cash
        and cash equivalents ............................. 431,548      142,005
     Cash and cash equivalents at the
        beginning of the period .......................... 403,547      211,290
                                                          ---------    ---------

     Cash and cash equivalents at the end of period .....$ 835,095    $ 353,295
                                                         ==========   ==========

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

Note 3 - Components of Inventory

                                                       April 30, 1997
                                                     -----------------
                                                        (Unaudited)

                Raw material and supplies...........    $   234,795

                Finished goods......................      1,724,423
                                                       ------------
                     TOTAL...........................   $ 1,959,218
                                                       ============

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


SIX MONTHS 1997 VS. SIX MONTHS 1996


Net sales  increased 69%, or $1,499,339,  to $3,678,928  from  $2,179,589 in the first six months of fiscal 1996. RF Connectors sales increased 48% to $2,519,314, from the same period last year. The increase is attributable to expanded distribution and the introduction of the corrugated cable and din connector products. RF Neulink sales were $1,159,614, up 146% from the same period last year.

Cost of sales  increased  121%, or $1,159,508,  to $2,121,312 from $961,804 last year and as a percentage of sales increased to 58% from 43% last year. The increase in cost of sales is due to a changed product mix and shipment of lower margin Neulink products in the first half of fiscal 1997.

Engineering expenses decreased 6.1%, or $13,644, to $221,595 from $235,239 last year and declined, as a percent of sales, to 6% from 11% of sales last year due to the increase in net sales.

Selling and general expenses increased 24%, or $152,748, to $795,081 from $642,333, and declined, as a percent of sales, to 22% from 29% last year. Higher selling and administrative expenses to support training of personnel at the company's large new distributors was offset by the increase in net sales.

Interest income increased $5,791 to $30,700 from $24,909 due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes increased $108,000. Last year, the company was able to utilize tax loss carryforwards to reduce its effective tax rate.


THREE MONTHS 1997 VS. THREE MONTHS 1996


Sales increased 38%, or $481,207, to $1,750,831 from $1,269,624 in the second quarter of fiscal 1996. The sales increase was due to a 33% increase in RF Connectors sales to $1,317,384. The increase in Connectors sales is due to the company's additional distributors. Neulink's sales were affected by delays as reviewed in the six month results.

Cost of sales increased 106%, or $540,041, to $1,050,880 from $510,839 and as a percentage of sales increased to 60% from 40% last year. The reasons for the increase are discussed in the six month results.

Engineering expenses decreased 16%, or $20,815, to $109,767 from $130,582 last year and declined, as a percent of sales, to 6% from 10% of sales last year due to the increase in net sales.

Selling and general expenses increased 27%, or $96,014, to $458,039 from $362,025, and declined, as a percent of sales, to 26% from 29% last year. Increased selling and administrative expenses to support training of personnel at the company's large new distributors was offset by higher net sales.

Interest income increased $5,128 to $16,026 due to the company's higher average cash balances and an increase in the rate of interest received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


MATERIAL CHANGES IN FINANCIAL CONDITION:


Cash increased $431,548 to $835,095 compared to the October 31, 1996 fiscal year balance of $353,295. Cash and cash equivalents are $1,458,142 at April 30, 1997.

Trade accounts receivable increased $57,624, or 8% to $760,721 compared to the October 31, 1996 balance of $703,097. This is due to the company's increased sales .

Inventories increased $97,362 compared to the October 31, 1996 inventory level as a result of purchases to meet higher customer demand.

Prepaid expenses and deposits increased $236,618 from October 31, 1996 due to more deposits for inventory purchases.



PART II.   OTHER INFORMATION


         Items 1-4:        Not applicable

         Item 5:           Information required in lieu of Form 8-K

                           None.

         Item 6:           Exhibits and Reports on 8-K

                           (a)      None required

                           (b)      Reports on Form 8-K

                                        No reports on Form 8-K were filed during
                                         fiscal quarter ended April 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        RF INDUSTRIES, LTD.


Dated:   June 5, 1997           By:  /s/  Howard F. Hill
                                   ----------------------------------------
                                      Howard F. Hill, President



Dated: June 5, 1997             By:  /s/  Terrie A. Gross
                                   ----------------------------------------
                                   Terrie A. Gross, Cheif Financial Officer