Form 10QSB
period 1997-07-31
R F INDUSTRIES LTD
filed 1997-08-27
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         for Quarter ended July 31, 1997
                         Commission File Number 0-13301

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

As of July 31, 1997, the registrant had 3,064,599 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION


Item 1:    Financial Statements

                                                               BALANCE SHEET

                                                          July 31     October 31
                                                            1997        1996
                                                        -----------  -----------
                                                        (Unaudited)   (Audited)
ASSETS
-----------------
CURRENT ASSETS

Cash ...............................................    $  798,047    $  403,547

Investments in available-for-sale securities .......       632,848       604,186

Trade accounts receivable less allowance
for doubtful accounts of $11,596 ...................       787,287       703,097

Inventories - Note 3 ...............................     2,203,082     1,861,856

Prepaid expenses and deposits ......................       470,718       276,109

Deferred tax assets ................................        60,000        60,000
                                                        ----------    ----------
     TOTAL CURRENT ASSETS ..........................     4,951,982     3,908,795

FIXED ASSETS

Furniture and office equipment .....................       107,633       107,633

Equipment and tooling ..............................       433,189       381,891
                                                        ----------    ----------
     Fixed assets, at cost .........................       540,822       489,524

Less accumulated depreciation and amortization .....       408,949       377,715
                                                        ----------    ----------

     NET FIXED ASSETS ..............................       131,873       111,809

Deferred tax assets ................................        38,000        38,000

Other assets .......................................         4,901         4,900
                                                        ----------    ----------
     TOTAL ASSETS ..................................    $5,126,756    $4,063,504
                                                        ==========    ==========


                        See Notes to Financial Statements

                                                           BALANCE SHEET

                                                        July 31      October 31
                                                          1997          1996
                                                      -----------    ----------
                                                      (Unaudited)     (Audited)

LIABILITIES AND
STOCKHOLDERS' EQUITY
----------------------------

CURRENT LIABILITIES

Accounts payable .............................     $   298,393      $   186,250

Accrued expenses .............................         246,202          268,015
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES ...............         544,595          454,265


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,064,599 shares ......          30,646           27,782

Capital paid in excess of par value ..........       4,803,366        3,868,642

Retained earnings ............................         676,227          166,547

Unearned compensation ........................        (928,078)        (453,732)
                                                   -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY ..............       4,582,161        3,609,239
                                                   -----------      -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .................     $ 5,126,756      $ 4,063,504
                                                   ===========      ===========



                        See Notes to Financial Statements

                                           STATEMENTS OF OPERATIONS

                                      (Unaudited)              (Unaudited)
                                  Three Months Ended         Nine Months Ended
                                        July 31                   July 31
                                ----------------------     ---------------------
                                  1997          1996        1997           1996
                                -------        -------     -------       -------

Net Sales ...................  $1,523,442   $1,649,959   $5,202,370   $3,829,549

Cost of Sales ...............     796,540      750,331    2,917,852    1,711,959
                               ----------   ----------   ----------   ----------
     Gross Profit ...........     726,902      899,628    2,284,518    2,117,590
                               ----------   ----------   ----------   ----------

Operating expenses:

     Engineering ............     106,280      112,618      327,875      347,856

     Selling and general ....     360,419      330,215    1,155,500      972,548
                               ----------   ----------   ----------   ----------
       Total ................     466,699      442,833    1,483,375    1,320,404
                               ----------   ----------   ----------   ----------
     Operating income .......     260,203      456,795      801,143      797,186

Interest income .............      17,834       13,144       48,534       38,053
                               ----------   ----------   ----------   ----------
Income before provision
for income tax ..............     278,037      469,939      849,677      835,239
Provision for state & federal
income tax ..................     112,000      176,000      340,000      296,000
                               ----------   ----------   ----------   ----------
     Net income .............  $  166,037   $  293,939   $  509,677   $  539,239
                               ==========   ==========   ==========   ==========
Per share data:

     Net income .............  $     0.05   $     0.10   $     0.16   $     0.18
                               ==========   ==========   ==========   ==========
Weighted average common
and common equivalent shares
outstanding .................   3,315,157    2,996,614    3,153,946    2,939,836
                               ==========   ==========   ==========   ==========


                        See Notes to Financial Statements

                                                       STATEMENTS OF CASH FLOWS



Net income ...........................................   $ 509,677    $ 539,239

Adjustments to reconcile net income
to net cash (used in) provided by operations

     Depreciation and amortization ...................      31,234       33,473
     Amortization of unearned compensation ...........     461,660       35,246
     Change in assets - (incr) dear:

          Accounts receivable - trade ................     (84,190)    (469,732)
          Inventories ................................    (341,226)    (439,686)
          Other assets ...............................    (194,609)    (148,688)
     Change in liabilities - incr. (decr.):
          Accounts payable ...........................     112,143      139,062
          Accrued expenses ...........................     (21,813)     451,629
                                                          ---------    ---------
          Net cash (used in) provided by
             operating activities ....................     472,876      140,543
                                                          ---------    ---------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities ...     (28,662)     (24,337)
         Capital expenditures ........................     (51,298)     (29,415)
                                                          ---------    ---------

         Net cash provided by (used in)
          operating activities .......................     (79,960)     (53,752)
                                                          ---------    ---------

FINANCING ACTIVITIES
        Proceeds from exercise of common stock options       1,584       42,651
                                                          ---------    ---------
        Net cash provided by financing activities ....       1,584       42,651
                                                          ---------    ---------
     Net (decrease) increase in cash
        and cash equivalents .........................     394,500      129,442
     Cash and cash equivalents at the
        beginning of the period ......................     403,547      211,290
                                                          ---------    ---------

     Cash and cash equivalents at the end of period...   $ 798,047    $ 340,732
                                                          =========    =========


                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of July 31, 1997 and the results of operations for the three month and nine month periods ended July 31, 1997 and 1996.

Note 2 - Interim reporting

         The results of operations for the three month and nine month periods ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory



                                                     July 31, 1997
                                                     -------------
                                                      (Unaudited)

                   Raw material and supplies.......   $  345,454

                   Finished goods .................    1,857,628
                                                      ----------
                      TOTAL .......................   $2,203,082

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

NINE MONTHS 1997 VS. NINE MONTHS 1996

Net sales  increased 36%, or $1,372,821,  to $5,202,370  from  $3,829,549 in the first nine months of fiscal 1997. RF Connectors sales increased 32% to $3,782,070, and RF Neulink sales increased 49% to $1,420,300, from the first nine months of fiscal 1996.

Cost of sales  increased 70%, or $1,205,893,  to $2,917,852 from $1,711,959 last year and increased to 56% of sales from 45% of sales last year. The increase is primarily due to the increase in sales. The increase in cost of sales, as a percent of sales, is primarily due to reduced sales from the Neulink division and the higher costs, as a percentage of sales, which are associated with the lower Neulink sales.

Engineering expenses decreased 6%, or $19,981, to $327,875 from $347,856 last year and declined, as a percent of sales, to 6% from 9% of sales last year due to the increase in net sales.

Selling and general expenses increased 19%, or $182,952, to $1,155,500 from $972,548, but declined, as a percent of sales, to 22% from 25% last year. The decline as a percent of sales is attributable to the sales increase.

Interest income increased $10,481 to $48,534 from $38,053 due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes increased $44,000. The lower tax rate in fiscal 1996 benefitted from the use of tax loss carryforwards.

THREE MONTHS 1997 VS. THREE MONTHS 1996

Sales decreased 8%, or $126,517, to $1,523,442 from $1,649,959 in the third quarter of fiscal 1997. Connector sales increased 8% to $1,262,757 and Neulink sales declined 46% to $260,685 in the third quarter. Neulink sales declined in the third quarter due to delays in receipt of orders from major customers. The cause of these delays vary but include the acquisition of a major customer by a large corporation, rescheduled satellite launches, project delays for underground steam monitoring systems and the postponement of the FCCs decision to deploy the emergency alert system to cable TV networks.

Cost of sales increased 6%, or $46,209, to $796,540 from $750,331 and as a percentage of sales increased to 52% from 45% last year. The reasons for the increase are discussed in the nine month results.

Engineering expenses decreased 5%, or $6,338, to $106,280 from $112,618 last year and increased, as a percent of sales, to 7% from 6% of sales last year. Engineering expenses increased, as a percent of sales, primarily as a result of the decline in Neulink sales.

Selling and general expenses increased 9%, or $30,204, to $360,419 from 330,215, and increased, due to the decline in sales, to 24% from 20% of sales last year.

Interest income increased $4,690 to $17,834 due to the company's higher average cash balances and an increase in the rate of interest received.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash increased $394,500 to $798,047 compared to the October 31, 1996 fiscal year balance of $403,547. Cash and cash equivalents are $1,430,895 at July 31, 1997.

Trade accounts receivable increased $84,190, or 12% to $787,287 compared to the October 31, 1996 balance of $703,097. This is due to the company's increased sales .

Inventories increased $341,226 compared to the October 31, 1996 inventory level as a result of purchases to meet higher customer demand.

Prepaid expenses and deposits increased $194,609 from October 31, 1996 due to more deposits for inventory purchases.



PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                     No reports on Form 8-K were filed during
                                      fiscal quarter ended July 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     RF INDUSTRIES, LTD.



Dated:  August 27, 1997               By:  /s/       Howard F. Hill
                                           -------------------------------------
                                                 Howard F. Hill, President
                                                   Chief Executive Officer



Dated:  August 27, 1997                By:  /s/      Terrie A. Gross
                                           -------------------------------------
                                                     Terrie A. Gross
                                                 Chief Financial Officer