Form 10KSB
period 1997-10-31
R F INDUSTRIES LTD
filed 1998-01-30
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1997

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

The issuer's revenues for the year ended October 31, 1997 were $6,831,291.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1997 was $3,533,399. As of December 31, 1997, the registrant had outstanding 3,064,598 shares of common stock, $.01 par value.


                       Number of Pages/ Index to Exhibits

This Form 10-KSB consists of a total of 37 pages. The Index to Exhibits can be found on page 20.

PART I


ITEM 1. BUSINESS

General:

RF Industries, Ltd. (hereinafter the "Company") has two operating divisions, the RF Connector Division, and the RF Neulink Division.

RF Connector Division

The Company, through its RF Connector Division, is engaged in the design, manufacture and distribution of coaxial connectors used in radio communication applications as well as in computers, test instruments, PC (Personal Computer) LANs (Local Area Networks) and antenna devices. Coaxial products are distributed through approximately 65 major domestic and international distributors. RF Connector has introduced subminiature SMA, SMB, MCX, Semi-Rigid/Flexible cable connectors; in series and between-series adapters; cellular connectors; connectors for large diameter, low-loss cables and corrugated cable applications. RF Connector is also engaged in the manufacturing and distribution of RF cable assemblies. Cable assemblies are manufactured per end user specifications and are sold through distribution or directly to major OEM (Original Equipment Manufacturer) accounts.

RF Neulink Division

The Company, through its RF Neulink Division, designs and manufactures wireless digital transmission products, commonly known as RF Data Links. A few of the many applications for data links include industrial monitoring SCADA (Supervisory Control And Data Acquisition) systems, wireless linking of private WANs (Wide Area Networks), and GPS (Global Positioning Systems) tracking and locations systems. These point to point and point to multi-point wireless data networks are used by banks, casinos, petrochemical and gas and oil companies, U.S. and foreign governments, military agencies, utility companies and manufacturing plants, just to name a few users.

The Company considers these Divisions to be operating in a single segment involving the design, manufacture and/or sale of communications equipment.

The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California.

Product Description:

The Company's products fall into three main categories which are produced by two "Strategic Business Units" as follows:

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

2. Coaxial cable assemblies for test equipment, LANs, and other RF applications are produced by the Company's Cable Assembly Division. The Company entered the cable assembly business in 1987 as a total solution for their distribution network.

3. The wireless data transport products, manufactured by the RF Neulink Division, are available in a wide range of configurations to satisfy varied applications. Low data speeds (300bps) to medium data speeds to very high data speeds (1,000,000bps), various RF output options, as well as dumb and smart modems are available in various configurations. Many frequency ranges are also supported from LF (50MHz), VHF (136-174MHz), UHF (403-512MHz), 928-960MHz and the 2.400-2.499GHz ISM
         band.


Product Enhancements:

During 1997, the RF Connector Division introduced a revised series of connectors for large diameter, low-loss cables and corrugated cable applications. These connectors, which have been tested by an independent third party, meet the intermodulation specifications as set forth by the industry. They address cable applications in the growing PCS (Personal Communications System) market and are expected to achieve volume production early in 1998. The division has also introduced several new connectors throughout the year ranging from the typical CATV (Cable Television) F connector to specialized subminiature connectors. As well as the increase in new connectors, the Company has allocated additional resources for its cable assembly business.

As in 1996,  the RF Connector  Division  increased its design and  production of specialized connectors to meet customer's requirements and FCC (Federal Communications Commission) Regulation 15 demands for non-standard connector interfaces.

The RF Neulink Division added VHF versions to both its Neulink 9600 and Skyline product offerings. Several I/O (Input/Output) modules were also added to the SkyLine product. These I/O modules provide SkyLine with digital, analog and relay options that are commonly used in SCADA systems. Modern base station software for SCADA systems usually employs graphics and analytical functions that allows the user to perform analysis on line and make alterations as necessary. There are several of these software packages on the market including one called Citect(TM). Citect(TM) software drivers have been written for SkyLine and included in the Citect(TM) product. This should allow new sophisticated systems to be installed in a variety of applications.

Initial shipments of the paging exciters started in the summer of 1997. Several changes in the specifications by the Chinese government forced us to change the product to meet the more stringent requirements. In addition RF Neulink also introduced another paging exciter (DPT-260-S) in the 260-280 MHZ band. Most experts believe this frequency band will grow substantially in the future.

A new high speed data transceiver modem is under development and should be announced shortly. This new product will utilize a new multiple level encoding technique which will allow more data to sent through a narrower bandwidth than before. This product will meet the new FCC requirements for more efficient use of the spectrum for many years to come.

The effort to develop the DCL-2400-S was stopped to allow other projects to proceed. However, the spread spectrum market is real and one we need to provide a product offering for. Therefore products from other companies are being researched to determine there suitability to be added to the RF Neulink line. Meetings have been held with two companies on this subject.

Distribution, Marketing and Customers:

Sales methods vary greatly between the two divisions.

RF Connector continues to be the Company's core business. RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers which utilize coaxial connectors in the manufacture of their products. The OEM market, which includes manufacturers of communications test equipment, and computers, accounted for approximately 40% while distributors accounted for 60%, of the Company's RF Connector division sales for fiscal 1997

RF Neulink sells its products directly or through Manufacturers Representatives, System Integrators and OEM's. System integrators and OEMs integrate and/or mate Company equipment with their hardware and software to produce turn-key wireless systems. These systems are then either sold or leased to utility companies, financial institutions, petrochemical companies, government agencies, and irrigation/water management companies, just to name a few of the many applications.

Raw Materials:

RF Connector currently sources its manufacturing from Japan, the United States, and ISO (International Standards Organization) approved factories in Taiwan.

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

Personnel:

The Company presently employs 31 full-time employees, and two part-time employees. The RF Connector division employs 25 full-time and two part-time employees. The Neulink Division employs the remaining six full-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Patents, Trademarks and Licenses:

The Company has no patent protection for any of its products, nor has it registered any product trademarks.

Backlog, Warranties and Terms:

As of October 31, 1997, the Company had a sales order backlog of approximately $4,219,000 compared to a backlog of $3,123,000 as of October 31, 1996.

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

Competition:

Management estimates that RF Connector has over 50 competitors in a $500,000,000 market. Management estimates this should be a $700,000,000 market by the year 2001. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market.

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


Development of Business:

General:

During the three years ended October 31, 1997, the Company has continued its efforts in the following areas:

o Expansion of RF Connector through broadening the selection of inventory available for sale. Management believes that the success of this division is dependent on having product available when other firms cannot deliver. This broad availability of inventory also allows the Company to emphasize sales to OEMs.


o Neulink has continued to improve and expand its wireless product lines through 1998. In an effort to concentrate on sales and service, Neulink has formed a strong strategic alliance with Sonik Technologies, Inc., a privately held high tech wireless solutions company. Neulink contracts with Sonik to develop the new products that the Company believes will be in future demand, or that the Company can develop a market for. Sonik will then develop the new product contracted for by Neulink, and supervise the assembly of production hardware. The final integration, alignment, and all final electrical and RF testing is typically performed at the Neulink facility.


Foreign Operations:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 19% of Company sales for the year ended October 31, 1997, compared to approximately 16% in fiscal 1996. The Company is attempting to aggressively expand its foreign distribution under the RFI logo, while it concurrently seeks new private label customers world wide.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries at this time. It does manufacture much of its Neulink product through contract manufacturing in the USA. Some crystal products are manufactured in the Orient. RF Connector purchases almost all of its connector products from contract manufacturers in Taiwan and the United States.

ITEM 2. PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 10,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. The rapid growth of both divisions of the Company required the leasing of an additional building to house the Neulink Division in 1996. The building is located adjacent to our corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,400 square feet which houses the production and sales staff of the Neulink Division. The lease on both buildings will terminate in May 31, 2000. The monthly rental is approximately $6,500 plus utilities, maintenance and insurance.

ITEM 3. LEGAL PROCEEDINGS:

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information: The Company's stock is listed on the NASDAQ-OTC Bulletin Board where it currently trades.

For the periods indicated, the following tables sets forth the high and low BID prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Quarter                                       High              Low

Fiscal 1997

November 1, 1996 - January 31, 1997           6 1/8             4 1/2
February 1, 1997 - April 30, 1997             5 3/4             2 3/4
May 1, 1997 - July 31, 1997                   4                 2
August 1, 1997 - October 31, 1997             3 1/4             2 1/8

Fiscal 1996

November 1, 1995 - January 31, 1996           1 1/2               7/8
February 1, 1996 - April 30, 1996             3 7/16            1 1/4
May 1, 1996 - July 31, 1996                   5 3/8             2 7/8
August 1, 1996 - October 31, 1996             6 3/4             4 1/8


On December 31, 1997 the reported closing prices of the Common Stock of the Company were $2.00 BID and $2.25 ASKED.

As of December 31, 1997, there were 868 holders of the Company's Common Stock per records of the Company's transfer agent, Continental Stock Transfer Co., New York, NY.

The Company has not paid and does not presently intend to pay cash dividends on its Common Stock.

RF Industries is implementing NASDAQ's Corporate Governance Requirements. This annual report, the shareholder proxy solicitation and the Stockholders' meeting tentatively scheduled for March 31, 1998 are part of these requirements. The Company is also establishing a formal audit committee primarily composed of outside directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Financial Condition:

The following table presents the key measures of financial condition as of October 31, 1997 and 1996:

                                                                               1997                         1996
                                                                        -------------------         --------------------
                                                                                      % of                        % of
                                                                                      Total                       Total
                                                                         Amount       Assets         Amount       Assets
                                                                        --------     --------       --------     --------

Cash and cash equivalents .........................................   $  877,587      17.0%       $  403,547       9.9%

Investments in available-for-sale
 securities .......................................................      642,799      12.5           604,186      14.9

Current assets ....................................................    4,942,619      95.9         3,908,795      96.2

Current liabilities ...............................................      449,643       8.7           454,265      11.2

Working capital ...................................................    4,492,976      87.1         3,454,530      85.0

Property & equipment - net ........................................      119,140       2.3           111,809       2.8

Total assets ......................................................    5,155,659     100.0         4,063,504     100.0

Stockholders' equity ..............................................    4,706,016      91.3         3,609,239      88.8


Liquidity and Capital Resources:

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 1998. Management believes that any financing requirements can be met through a combination of cash and investments held as of October 31, 1997, internally generated cash flow, advance payments from customers and borrowing on favorable credit terms from commercial banking establishments.

There is little expected need for additional capital equipment in fiscal 1998. In the past, the Company has financed much of its fixed asset requirements through capital leases. No additional capital equipment purchases have been identified that would require significant additional leasing or capital obligations during fiscal 1997. Management also believes that based on the Company's financial condition at October 31, 1997, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary.

General Outlook:

Management believes that because of a number of achievements during the year ended October 31, 1997, the Company could maintain steady growth in the year ended October 31, 1998.

As explained above, management believes the Company has capital resources available to fund operations at current and expanded levels.

RF Connector Division is attacking all vertical markets within the RF arena through the addition of new distributor and OEM accounts. Two of these distributors, each having annual sales exceeding one billion dollars and one being over 50 years old, provide the RF Connector Division with large worldwide distribution potential through multiple outlets. Coupled with these new distributor and OEM accounts, and the rebound of the RF market in Mexico, the Connector Division is penetrating deeper into existing accounts through the use of private label programs and new product introductions

The Neulink Division has continued the major effort started in 1995, to provide new products for the rapidly growing wireless market. These new products, 2.4GHz ISM radio, 150MHz paging exciter for China, a VHF NEULINK 9600 transceiver modem, a 230MHz and 280MHz paging exciter, and a European certified radio, should position Neulink to address many new applications in 1998 and beyond.

Results of Operations:

The following summarizes sales, cost of sales and gross profit for the years ended October 31, 1997 and 1996:

                               1997                            1996
                       ---------------------          -----------------------
                                       % of                            % of
                         Amount        Sales            Amount         Sales
                       ---------     --------         ----------     ---------

   Sales              $ 6,831,291      100%          $ 6,083,545        100%

   Cost of Sales        3,767,187      55.1             3,271,470       53.8
                      ------------     ----          -------------      ----

   Gross Profit       $ 3,064,104      44.9%         $ 2,812,075        46.2%
                      ===========      =====         ============       =====

Net sales increased $747,746 or 12.3% in 1997 compared to 1996. The increase in sales was primarily due to increased demand by customers, and increased inventory available to meet customer demands. The Company has expended much effort and funding on new and improved products to position the Company to be highly competitive in the coming years. The increase in sales volume was the result of the Company's efforts to improve visibility in the industry by its active participation in many industry trade shows. In addition, the Company is assisting customers in marketing the Company's products.

The gross profit was increased by approximately $252,000 in 1997 and declined slightly, as a percent of sales, to 44.9% from 46.2% in 1996.

Engineering expenses declined approximately $24,000 to 6.4% of sales compared to 7.6% of sales in 1996. Engineering expenses were significantly higher in fiscal 1996 due to accelerated development costs for introducing a line of large RF Connector products and Neulink Emergency Alert System radio development.

Selling and general expenses increased approximately $258,000 to 24.7% of sales compared to 23.5% of sales in 1996. The increase in expenses, and as a percent of sales, is attributable to increases in salary expenses, contract labor, travel and trade show expenses.

Operating income increased approximately $18,000 due to the higher sales in 1997.

Other income, due to interest income on cash and investments, increased approximately $9,000. Interest income increased due to higher balances, partly offset by lower yields.

Net income per share was $.19 for both 1997 and 1996, due primarily to an additional 286,407 shares of common stock outstanding at the end of fiscal 1997.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and accountants' report are attached hereto as pages F-1 to F-15 and filed as part of this Annual Report:


o        Report of  J.H. Cohn LLP, Independent Public Accountants
o        Balance Sheet as of October 31, 1997
o        Statements of Income for the years ended October 31, 1997 and 1996
o        Statements of Stockholders' Equity for the years ended October 31, 1997 and 1996
o        Statements  of Cash Flows for the years ended October 31, 1997 and 1996
o        Notes to Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:         Age   Date of Election      Position

Jack A. Benz       64    February 1990         Chairman

Howard F. Hill     57    November 1979         President/Chief Executive Officer

John Ehret         60    November 1991         Director

Robert Jacobs      46    May 1997              Director

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

Robert Jacobs is RFI's account executive at Neil Berkman Associates and coordinates the Company's investor relations. He holds an MBA from the University of Southern California and has been in the investor industry for over 16 years.

Officers:

Jack A. Benz - See biography above.

Howard F. Hill - See biography above.

Terrie Gross joined the Company in January 1992 as accounting manager. She was elected to Corporate Secretary in February 1995, and elected to Chief Financial Officer in 1997.

ITEM 10. EXECUTIVE COMPENSATION


Summary Compensation Table:

The Company does not have any executive officer paid in excess of $100,000.00 The following table presents the annual cash and other compensation of Howard F. Hill, the Company's President:


                           SUMMARY COMPENSATION TABLE


                                                     Long Term Compensation
                 Annual Compensation                        Awards
               ----------------------------------------------------------------

   (a)               (b)          (c)                (f)             (g)
Name
and Prin-                                         Restricted
cipal                                             Stock            Options
Position             Year        Salary($)        Awards           SARs (#)


Howard F. Hill       1997        $85,000              0            4,000
President
                     1996        $85,000              0            4,000



The following categories have no balance so they have been excluded from the Summary Compensation Table:


         (d)      Bonus
         (e)      Other Annual Compensation
         (h)      LTIP Payout
         (I)      All Other Compensation


Note: Pursuant to the terms of the employment contract discussed below between the Company and Mr. Hill, Mr. Hill was granted the option to acquire 500,000 shares of common stock at $.10 per share on June 1, 1994. These options vest ratably over the six year period ending in July 1999.

Option Tables:

The following table depicts the options granted to the President during the year ended October 31, 1997:


                        Option Grants in Last Fiscal Year
                                Individual Grants
    -------------------------------------------------------------------------

          (a)                (b)           (c)           (d)              (e)
                         Number of
                        Securities     % of Total
                        Underlying      Options         Exercise
                          Options      Granted to       or Base
                        Granted (#)    Employees        Price per    Expiration
          Name                         in Fiscal Year    Share          Date
      ------------      ----------     --------------   --------   -------------


Howard Hill, President
 Incentive Stock Option   2,000            7%            $2.50     October, 2007
 Non-Qualified Option     2,000            9%            $2.13     October, 2007


The following table depicts the options held by the President as of October 31, 1997:


         Aggregated Option Exercises and Fiscal Year End Option Positions
        ------------------------------------------------------------------



                                                                    Number of        Value of
                                                                    Unexercised      Unexercised
                                                                    Options at       Options at
                                  Shares                              FY-End           FY-End
                                Acquired on         Value           Exercisable      Exercisable
                                Exercise          Realized          /Unexer-         /Unexer-
Name                                 #                 $              cisable          cisable
----                            -----------       ------------      -------------    ----------
Howard F. Hill, President        20,000           $100,000          349,333/         $797,079
                                                                    166,667          $400,000

Long-Term Incentive Awards:

There are no awards under long-term incentive plans, such as phantom stock grants and restricted stock grants, that vest upon the satisfaction of performance goals.


Compensation of Directors:

The Company has no standard arrangement by which its Directors are compensated.


Employment Contracts:

The Company has no employment or severance agreements for payments of more than $100,000. However, on June 1, 1994, the Company entered into a six year, renewable employment contract with the President calling for annual compensation of $85,000 plus a bonus to be determined by the Board. In addition, the employment contract granted the President options to acquire 500,000 shares of common stock at $.10 per share. Such options vest ratable over the six year term of the initial agreement. During the year ended October 31, 1997, options to purchase 16,000 shares were exercised at $.10 per share and, at October 31, 1997, options to purchase 317,333 shares were vested.



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

                                      Number of
                                      Shares (1)                Percentage (1)
 Name and Address                    Beneficially               Beneficially
 of Beneficial Owner                    Owned                      Owned
----------------------              --------------              --------------

 Hytek International, Ltd.
 690 West 28th Street
 Hialeah, FL 33010                     1,227,167                    40.0%
 Jack A. Benz
 7610 Miramar Rd.
 San Diego, CA 92126                      52,000 (2)                 1.7%

 Howard F. Hill
 7610 Miramar Rd.
 San Diego, CA 92126                     374,830 (3)                12.2%

 John Ehret
 3370 San Fernando Rd. #206
 Los Angeles, CA 90065                    25,000 (4)                 0.8%

 Robert Jacobs
 Neil Berkman Associates
 1900 Ave of the Stars, #2850
 Los Angeles, CA 90067                    51,000 (5)                 1.6%


 All Directors & Officers
 as a group                              523,333 (6)                17.0%


(1) Shares available through outstanding options which are exercisable within 60 days of this report are treated as outstanding for purposes of computing the number and percentage of shares each stockholder beneficially owns.

(2) Includes 12,000 shares which Mr. Benz has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(3) Includes 349,333 shares which Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(4) Includes 8,000 shares which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(5) Includes 30,000 shares which Neil Berkman Associates has the right to acquire upon exercise of vested options.

(6) Includes 413,833 shares which all Directors and Officers, as a group, have the right to acquire upon exercise of options exercisable within 60 days of the date of this report.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

RF Industries, Ltd. contracted on January 1, 1995 with Hytek International, Ltd. ("Hytek"), a principal stockholder of the Company, for technical development as well as marketing services for a period of three years from January 1, 1995 through December 31, 1997. The Company issued to Hytek a total of 600,000 shares of common stock at the rate of 200,000 shares per year. In February 1995, 1996 and 1997, 200,000 shares were delivered. As payment for the shares, Hytek remitted a total of $60,000 in three equal installments of $20,000; the installments were paid on January 1, 1995, 1996 and 1997. The difference of $690,000 between the market value of $1.25 per share of common stock at January 1, 1995 and the aggregate purchase price of the shares is being amortized to expense over the service period. The Chairman of the Board of the Company was an employee of Hytek at the inception of the contract.. He resigned his position with Hytek on May 1, 1997.

PART IV.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents have been filed as part of this report:

    (1)      Exhibits

             23.1     Consent of Independent Public Accountants

The following are incorporated by reference to Form 10-K for fiscal year ended October 31, 1986 filed on February 4, 1987 as amended by Amendment No. 1 filed on August 2, 1987 and Form 10- KSB for fiscal year ended October 31, 1992 filed on March 5, 1993, and October 31, 1994 filed on February 14, 1995, October 31, 1995 filed on January 31, 1996, October 31, 1996 filed on January 30, 1997, and October 31, 1997 filed on January 31, 1998:

             3.2.1   Company Bylaws as Amended through August, 1985
             3.2.2   Amendment to Bylaws dated January 24, 1986
             3.2.3   Amendment to Bylaws dated February 1, 1989
              10.1   Asset Purchase Agreement
              10.2   Settlement Agreement
              10.3   Funds Impound Escrow Agreement
              10.4   Stock Escrow Agreement
              10.5   Lease - San Diego, CA Facility
              10.6   Lease - Gardena, CA Facility
              10.7   Celltronics,  Inc. Incentive Stock Option Plan
              10.8   Form of Incentive Stock Option Plan
              10.9   Directors' Nonqualified Stock Option Agreements
              10.10  Consulting Agreements
              10.11  Consultants' Nonqualified Stock Option Agreements
              10.12  Agreement for Cancellation of Shares
              10.13  Neutec Sale Agreement
              10.14  Trilectric Sale Agreement
              10.15  Incentive Stock Option Plan
              10.16  Amended Lease Agreement - San Diego, CA Facility
              10.17  Lease Agreement - San Diego,  CA Facility
              10.18  Employment Contract - Howard  Hill
              10.19  Consulting Agreement - Hytek  International
              10.20  Lease Agreement - San Diego, CA Facility
              10.21  Public Relations Agreement - Neil G.Berkman Associates
              10.22  Employment Contract -Donald Catledge

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

RF INDUSTRIES, LTD.


Date:    January 30, 1998         By: /s/ Howard F. Hill
                                     ----------------------------------------
                                      Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:    January 30, 1998        By:  /s/ Jack A. Benz
                                     ----------------------------------------
                                     Jack A. Benz, Chairman Board of Directors


Dated:    January 30, 1998        By:  /s/ Terrie A. Gross
                                     ----------------------------------------
                                    Terrie A. Gross,  Chief Financial Officer
                                          (Principal Accounting Officer)


Dated:    January 30, 1998        By:  /s/  Howard F. Hill
                                     ----------------------------------------
                                      Howard F. Hill, Chief Executive Officer



Dated:    January 30, 1998        By:  /s/ John Ehret
                                     ---------------------------------------
                                         John Ehret, Director


Dated:    January 30, 1998        By:  /s/ Robert Jacobs
                                     ---------------------------------------
                                         Robert Jacobs, Director

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statement on Form S-8 originally filed on October 31, 1990 by RF Industries, Ltd. (previously Celltronics, Inc.) of our report dated December 12, 1997 appearing in this Annual Report of Form 10-KSB for the fiscal year ended October 31, 1997 (the "Form 10-KSB"), on our audits of the financial statements of RF Industries, Ltd. as of October 31, 1997 and for each of the two years in the period ended October 31, 1997 also appearing in this Form 10-KSB.



                                                            J.H. COHN LLP



San Diego, California
December 12, 1997

                               RF INDUSTRIES, LTD.



                          INDEX TO FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS .................................   F-2

BALANCE SHEET
  OCTOBER 31, 1997 .......................................................   F-3

STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 1997 AND 1996 ..................................   F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 1997 AND 1996 ..................................   F-5

STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 1997 AND 1996 ..................................   F-6

NOTES TO FINANCIAL STATEMENTS .........................................   F-7/15




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
RF Industries, Ltd.


We have audited the accompanying balance sheet of RF INDUSTRIES, LTD. as of October 31, 1997, and the related statements of income, stockholders' equity and cash flows for the years ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these finan cial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Indus tries, Ltd. as of October 31, 1997, and its results of operations and cash flows for the years ended October 31, 1997 and 1996, in conformity with generally accepted accounting principles.





                                                              J.H. COHN LLP

San Diego, California
December 12, 1997

                               RF INDUSTRIES, LTD.

                                  BALANCE SHEET
                                OCTOBER 31, 1997


                         ASSETS

Current assets:
  Cash and cash equivalents  .................................   $  877,587
  Investments in available-for-sale securities ...............      642,799
  Trade accounts receivable, net of allowance for
        doubtful accounts of $33,000 .........................      765,433
  Inventories, net of valuation allowance of $47,000..........    2,251,582
  Prepaid expenses and deposits ..............................      293,218
  Deferred tax assets ........................................       42,000
  Note receivable from stockholder ...........................       70,000
                                                                  ---------
      Total current assets ...................................    4,942,619
                                                                  ---------

Property and equipment:
  Equipment and tooling ......................................      436,361
  Furniture and office equipment .............................      108,206
                                                                  ---------
                                                                    544,567
     Less accumulated depreciation ............................     425,427
                                                                  ---------
       Total ..................................................     119,140
                                                                  ---------

Deferred tax assets ..........................................       89,000
Other assets .................................................        4,900
                                                                  ---------
      Total ..................................................   $5,155,659
                                                                  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  .........................................    $  154,256
  Accrued expenses ..........................................       295,387
                                                                  ---------
      Total liabilities .....................................       449,643
                                                                  ---------

Commitments and contingencies

Stockholders' equity:
  Common stock - authorized 10,000,000 shares of $.01
     par value; 3,064,598 shares issued and outstanding .....        30,646
    Additional paid-in capital ..............................     4,803,366
    Retained earnings .......................................       767,451
    Unearned compensation ...................................      (895,447)
                                                                  ---------
      Total stockholders' equity ............................     4,706,016
                                                                  ---------
      Total .................................................    $5,155,659
                                                                  =========




See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.


                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                          1997          1996
                                                       ----------    ----------

Net sales .........................................   $6,831,291    $6,083,545

Cost of sales .....................................    3,767,187     3,271,470
                                                       ---------     ---------
Gross profit ......................................    3,064,104     2,812,075
                                                       ---------     ---------

Operating expenses:
  Engineering .....................................      438,974       462,930
  Selling and general .............................    1,687,744     1,429,296
                                                       ---------     ---------
    Totals ........................................    2,126,718     1,892,226
                                                       ---------     ---------

Operating income ..................................      937,386       919,849

Other income ......................................       67,319        58,153

Interest expense ..................................       (1,201)       (1,604)
                                                       ---------     ---------
Income before provision for income taxes...........    1,003,504       976,398

Provision for income taxes ........................      402,600       415,000
                                                       ---------     ---------
Net income ........................................   $  600,904     $ 561,398
                                                       =========     =========

Net income per share:
    Primary  .....................................          $.19          $.19
                                                           =====         =====
    Fully-diluted ................................          $.19          $.18
                                                           =====         =====




See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                                            Retained
                                                           Additional       Earnings                             Total
                                    Common Stock            Paid-In       (Accumulated    Unearned         Stockholders'
                               Shares        Amount         Capital          Deficit)     Compensation        Equity
 Balance,
  November 1,
  1995 ....................  2,538,547       $25,385      $ 3,219,938     $  (394,851)    $  (140,560)     $ 2,709,912

Shares issued on
  exercise of
  stock options ...........     39,644           397           23,204                                           23,601

Shares issued
  under consult-
  ing service
  agreement.................   200,000         2,000          248,000                                          250,000

Grant of
    compensatory
    stock options
    for purchase of
    100,000 shares .........                                  377,500                        (377,500)

Amortization of
  unearned
  compensation ..............                                                                  64,328           64,328

Net income ..................                                                 561,398                          561,398
                             ----------    ----------       ----------     ----------       ----------      ----------

Balance,
  October 31,
  1996.....................  2,778,191        27,782        3,868,642         166,547        (453,732)       3,609,239

Shares issued on
  exercise of
  stock options............     86,407           864           70,072                                           70,936

Shares issued
  under consult-
  ing service
  agreement...............     200,000         2,000          248,000                                          250,000

Grant of
  compensatory
  stock options
  for purchase of
  215,000 shares ..........                                   908,375                        (908,375)

Effect of cancel-
    lation of
    compensatory
    stock options
    for purchase of
    84,164 shares ..........                                 (291,723)                        291,723

Amortization of
  unearned
  compensation .............                                                                  174,937          174,937

Net income .................                                                  600,904                          600,904
                             ----------    ----------       ----------     ----------       ----------      ----------
Balance,
October 31, 1997...........  3,064,598       $30,646       $4,803,366       $ 767,451       $(895,447)     $ 4,706,016
                            ===========   ===========     ===========     ===========      ===========     ===========


See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.


                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                              1997        1996
                                                            --------    --------

Operating activities:
  Net income ............................................   $600,904   $561,398
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation ........................................     47,712     44,849
        Amortization of costs under consulting
           agreement ....................................    230,000    230,000
        Amortization of unearned compensation............    174,937     64,328
        Deferred income taxes ...........................    (33,000)   (22,000)
    Changes in operating assets and liabilities:
      Trade accounts receivable .........................    (62,336)  (359,501)
      Inventories .......................................   (389,726)  (464,537)
      Prepaid expenses and deposits
             and other assets ...........................    (17,109)   (50,940)
      Accounts payable ..................................    (31,994)    16,176
      Accrued expenses ..................................     27,372    193,030
                                                            ---------  ---------
          Net cash provided by operating
                 activities .............................    546,760    212,803
                                                            ---------  ---------

Investing activities:
    Purchases of investments in available-
        for-sale securities .............................    (38,613)   (34,733)
    Capital expenditures ................................    (55,043)   (29,414)
    Loan to stockholder .................................    (70,000)
                                                            ---------  ---------
              Net cash used in investing
                 activities .............................   (163,656)   (64,147)
                                                            ---------  ---------

Financing activities:
    Proceeds from shares issued:
        On exercise of stock options ....................     70,936     23,601
        Under consulting service agreement ..............     20,000     20,000
                                                            ---------  ---------
               Net cash provided by financing
                 activities .............................     90,936     43,601
                                                            ---------  ---------

Net increase in cash and cash equivalents ...............    474,040    192,257

Cash and cash equivalents at beginning of year...........    403,547    211,290
                                                            ---------  ---------
Cash and cash equivalents at end of year ................   $877,587   $403,547
                                                            =========  =========


Supplemental cash flow information:
  Interest paid .........................................    $ 1,201    $ 1,569
                                                            =========  =========
  Income taxes paid .....................................   $450,748   $256,340
                                                            =========  =========




See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Business activities and summary of significant  accounting policies:
          Business activities:
             The Company operates two divisions within a single business segment involving the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communica-tions related industries. The Company is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications (the "RF CONNECTOR Division") and the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Division").

          Recent accounting pronouncements:
             In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, " ("SFAS 130")and No.131, "Disclo-sures about Segments of an Enterprise and Related Information, " ("SFAS 131") which could require the Company to make additional disclosures in its financial statements no later than for the fiscal year ending October 31, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of income, and requires disclosures about its components. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's disclosures. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

          Use of estimates:
             The preparation of financial statements in conformity with general-ly accepted accounting principles requires managment to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

          Cash equivalents:
             The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business activities and summary of significant  accounting policies (continued):
          Investments:
             Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Secur-ities, " the Company's investments in mutual fund units have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, as a separate component of stockholders' equity until realized.
          Inventories:
             Inventories are stated at the lower of cost or market. Cost has been determined using the weighted average cost method (see
             Note 4).

          Property and equipment:
             Equipment, tooling and furniture are recorded at cost and depre-ciated over their estimated useful lives ( generally 3 to 7 years) using the straight-line method.

          Income taxes:
             The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessar to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          Net income per share:
             Primary net income per share was computed based on the 3,233,936 and 2,994,016 weighted average number of common and common equiva-lent shares outstanding in 1997 and 1996, respectively. Common equivalent shares reflect the dilutive effect of the assumed exercise of outstanding stock options based on average market prices during each year.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Business activities and summary of significant  accounting policies (concluded):
          Net income per share (concluded):
             Fully - diluted net income per share was computed based on the 3,247,761 and 3,144,244 weighted average number of common and common equivalent shares outstanding in 1997 and 1996, respect-ively, and reflects the additional dilutive effect of the assumed exercise of outstanding stock options based on the market price as of the end of each year to the extent that it exceeded the related average market price during the year for such options.

             In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of income for all entities with complex capital structures and provides guidance on other computational changes. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of SFAS 128 will not have a material impact on the Company's reported net income per share.


Note 2 - Concentration of credit risk and sales to major customers:
             The Company maintains all of its cash balances in one financial institution. At times, these balance exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions.

             Accounts receivable are financial instruments that also expose the Company to a concentration of credit risk. Such exposure is limited by the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

             Sales to one customer represented 14% and 15% and sales to another customer represented 13% and 16% of total sales in 1997 and 1996, respectively.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Investments:
             At October 31, 1997, investments in available-for-sale securities consisted of units issued by mutual funds as described below:

                       Short-term secured obligation funds............ $584,239
                       Short-term U.S. Treasury fixed income
                           obligation funds...........................   58,560
                                                                       --------
                              Total                                    $642,799
                                                                       ========

             The investments in mutual funds were carried at cost which approx-imated fair value at October 31, 1997. Gross unrealized holding gains and losses on these investments were not mate rial as of October 31, 1997 or 1996. There were no realized gains and losses from sales of investments during 1997 or 1996.


Note 4 - Inventories:
             Inventories  consisted  of the  following  as of October 31, 1997:

                       Raw materials and supplies................... $  360,412
                       Finished goods ..............................  1,938,170
                                                                     ----------
                             Total .................................  2,298,582
                       Less allowance for slow-moving inventory.....     47,000
                                                                      ---------
                             Total.................................. $2,251,582

             The allowance for slow-moving inventory was established through charges to earnings (which were not material in 1997 and 1996) to reduce the carrying value of certain inventory to estimated fair values.


Note 5 - Lease commitments:
             The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2000 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 1997. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. Rent expense was $94,912 in 1997 and $67,970 in 1996.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Lease commitments (concluded):
             Future minimum rental commitments under the facilities' operating lease for years subsequent to October 31, 1997 are as follows:

                       Year Ending
                       October 31,
                       ----------

                           1998............................. $ 83,000
                           1999.............................   86,000
                           2000.............................   44,000
                                                              --------

                             Total.......................... $213,000


Note 6 - Income taxes:
             The net provision for income taxes consisted of the following provisions and (credits):

                                                            1997          1996
                                                          --------      --------

                       Current:
                           Federal....................    $331,100     $340,000
                           State......................     104,500       97,000
                                                          --------     --------
                                                           435,600      437,000
                                                          --------     --------

                       Deferred:
                           Federal....................     (23,000)     (16,000)
                           State......................     (10,000)      (6,000)
                                                          --------      --------
                                                           (33,000)     (22,000)
                                                          --------      --------

                              Totals.................     $402,600     $415,000



             Income tax at the Federal statutory rate is reconciled to the Company's actual income tax provision as follows:


                                       1997                          1996
                                --------------------          ------------------
                                         % of Pretax                 % of Pretax
                                Amount      Income            Amount    Income
Income tax at Federal
   statutory rate...........   $341,191     34.0%           $ 331,975     34.0%

 State tax provision,
   net of Federal tax
     benefit ...............     62,370      6.2               60,866      6.2

 Other provision
     (credit) ..............       (961)     (.1)              22,159      2.3
                               ---------    -----            ---------    -----

   Total income tax
     provision .............  $ 402,600     40.1%           $ 415,000     42.5%
                              =========     ====             =========    ====

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Income taxes (concluded):
            The Company's total deferred tax assets and deferred tax liabilities at October 31, 1997 and 1996 are as follows:

                                         1997       1996
                                     --------   --------

                   Total deferred tax asset................ $173,000   $122,000
                   Total deferred tax liabilities ........    42,000     24,000
                                                            --------   --------
                      Net deferred tax assets ............  $131,000   $ 98,000
                                                            ========   ========

            The temporary differences generating net current and noncurrent deferred tax assets were primarily related to accrued vacation ex-pense, reserves for doubtful accounts, deferred compensation and inventory obsolescence.


Note 7 - Stock options:
          Incentive and Non-Qualified Stock Option Plans: The Board of
            Directors approved an Incentive Stock Option Plan (the "Incentive Plan") during fiscal 1990 that provides for grants of options to purchase up to 500,000 shares of common stock to employees of the Company. Under the Incentive Plan, the option price cannot be less than the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. All options granted through October 31, 1997 expire five years from the date of grant. Options vest immediately upon grant.

            The Board of Directors also approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under the Non Qualified Plan, the option price cannot be less than 85% of the fair market value on the date options are granted and options can expire no later than five years after the date of grant. Options vest immediately upon grant.

         Compensatory stock option plans:
            The Company granted to its President an option for the purchase of 500,000 shares of common stock at $.10 per share pursuant to the terms of his employment contract dated June 1, 1994 that became effective as of July 1, 1993. Options for the purchase of 83,333 shares vest annually from July 1994 through July 1999. The difference of $230,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $38,333 will be amortized to compen-sation expense annually through 1999.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stock options (continued):
          Compensatory stock option plans (concluded):
            Additionally, in connection with an agreement with a consultant for the provision of public relations services, on January 1, 1996, the Company granted an option to purchase 50,000 shares of common stock at $.94 per share, the market value of a share of common stock on January 1, 1996 and, accordingly, no charges for compensation are being made in connection with these options. Options to purchase 10,000 shares vest annually from January 1, 1996 through January 1, 2000.

           The Company also granted to an executive an option to purchase 100,000 shares of common stock at $.10 per share pursuant to the terms of an employment contract dated July 1, 1996. Options to purchase 20,000 shares were initially scheduled to vest annually from July 1, 1997 through July 1, 2001. The difference of $377,500 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $59,782 and $25,995 was amortized to compensation expense in 1997 and 1996, respectively. Unexercised options for the purchase of 84,164 shares were canceled during 1997, and the remaining unearned compensation of $291,723 was reversed.

           The Company granted to three executives options to purchase 100,000, 100,000 and 15,000 shares of common stock at $.10, $.10 and $4.40 per share, respectively, pursuant to the terms of their employment contract dated January 1, 1997. For the first two executives, options to purchase 10,000 shares vest and become exercisable annually from January 1, 1998 through January 1, 2007. For the third executive, options to purchase all 15,000 shares vest on January 1, 1998; however, they will not be exercisable until January 1, 1999. The difference of $908,375 between the market value and the aggregate purchase price of the shares subject to option at the date of grant to the three executives was initially recorded as unearned compensation and deducted from stock holders' equity, of which $76,822 was amortized to compensation expense in 1997.

         Additional  required  disclosures  related  to stock  option plans: The
           Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation,"("SFAS 123"). Accordingly, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted in 1997 and 1996 other than the amounts attributable to the compensatory options granted to the executives on January 1, 1997 and July 1, 1996 described above. Had compensation cost been determined based on the fair value at the

                                                    RF INDUSTRIES, LTD.

                                               NOTES TO FINANCIAL STATEMENTS



Note 7 - Stock options (continued):
          Additional required disclosures related to stock option plans (continued):
           grant date for all awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts set forth below:

                                                            1997          1996
                                                          --------      -------

                 Net income - as reported.............    $600,904     $561,390
                 Net income - pro forma...............    $471,531     $423,193
                 Net income per share - as reported...        $.19         $.19
                 Net income per share - pro forma.....        $.15         $.14


           The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Schole option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 7%; and expected lives of 4 to 10 years.

           Additional information regarding options outstanding under all of the Company's stock option plans at October 31, 1997 and 1996 and changes in outstanding options in 1997 and 1996 follows:


                                            1997                   1996
                                      -------------------   ------------------
                                               Weighted               Weighted
                                      Shares    Average   Shares       Average
                                     or Price  Exercise    or Price   Exercise
                                    Per Share    Price    Per Share    Price

           Options outstanding at
             beginning of year        822,746      $.79     640,580      $ .30
           Options granted            283,385       .88     221,810       2.08
           Options exercised          (86,407)      .82     (39,644)       .60
           Options canceled           (84,164)      .10
                                    ---------             ---------
           Options outstanding at
             end of year              935,560       .84     822,746        .79
                                    =========             =========

           Option price range at
             end of year           $.10-$5.75            $.10-$5.75

           Options available for
             grant at end of year     235,710               304,095

           Weighted average fair
            value of options
            granted during the year     $4.31                 $2.52

           Option price range for
             options exercised
             during the year       $.10-$1.50            $.10-$1.50

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Stock options (concluded):
          Additional required disclosures related to stock option plans (concluded):
           The following table summarizes information about stock options outstanding at October 31, 1997, all of which are at fixed- prices:

                                            Options                Options
                                          Outstanding            Exercisable
                                      -------------------  ---------------------
                                     Weighted
                                      Average    Weighted               Weighted
             Range of                Remaining    Average                Average
             Exercise    Number     Contractual  Exercise    Number     Exercise
              Prices   Outstanding     Life       Price    Exercisable    Price
           ----------  -----------  -----------  --------  -----------  --------
              $.10       690,000       7.0 yrs    $ .10      323,333      $ .10
           $.85-$2.50    161,602       6.1 yrs    $1.60      131,602      $1.75
           $4.00-$5.75    83,958       9.2 yrs    $5.41       68,958      $5.63
                         -------                             -------

                         935,560                             523,893
                         =======                             =======



Note 8 - Shares issuable under consulting agreement:
           Effective January 1, 1995, the Company entered into an agreement with an organization (the "Consultants") whereby the Consultants will provide technical development and marketing consulting services to the Company over the three year period from January 1995 through December 1997. As part of the consid eration for such services, the Company agreed to issue to the Consultants a total of 600,000 shares of common stock at the rate of 200,000 shares per year and the Consultants agreed to pay a total of $60,000 at the rate of $20,000 per year. As of October 31, 1997, the Company had received all of the payments and had issued all of the shares.

           As of January 1, 1995, the 600,000 shares had an approximate market value of $750,000. The difference of $690,000 between the market value at January 1,1995 and the total paid by the Consultants for the shares is being amortized to expense over the service period on a straight-line basis and, accordingly, $230,000 was amortized in 1997 and 1996.

           At October 31, 1997 and 1996, the Consultants owned 1,227,167 and 1,027,167 shares of common stock of the Company, representing 40% and 37% of the shares then outstanding, respectively. The Chairman of the Board of the Company was an employee of the organiza-tion that is providing the consulting services at the inception of the agreement.



                                      * * *