Form 10QSB
period 1998-01-31
R F INDUSTRIES LTD
filed 1998-03-12
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       for Quarter ended January 31, 1998
                         Commission File Number 0-13301

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

As of January 31, 1998, the registrant had 3,064,598 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS
                                                             BALANCE SHEET


                                                        January 31    October 31
                                                           1998          1997
                                                        ----------    ----------
                                                        (Unaudited)    (Audited)


ASSETS
-------------------
CURRENT ASSETS

Cash ...............................................    $1,261,636    $  877,587

Investments in available-for-sale securities .......       654,458       642,799

Trade accounts receivable less allowance
for doubtful accounts of $32,945 ...................       821,714       765,433

Inventories - Note 3 ...............................     2,122,982     2,251,582

Prepaid expenses and deposits ......................       351,255       293,218

Deferred tax assets ................................        42,000        42,000

Note receivable from stockholder ...................        70,000        70,000
                                                        ----------    ----------
     TOTAL CURRENT ASSETS ..........................     5,324,045     4,942,619

FIXED ASSETS

Furniture and office equipment .....................       108,206       108,206

Equipment and tooling ..............................       436,361       436,361
                                                        ----------    ----------
     Fixed assets, at cost .........................       544,567       544,567

Less accumulated depreciation and amortization .....       436,511       425,427
                                                        ----------    ----------

     NET FIXED ASSETS ..............................       108,056       119,140

Deferred tax assets ................................        89,000        89,000

Other assets .......................................         4,900         4,900
                                                        ----------    ----------
     TOTAL ASSETS ..................................    $5,526,001    $5,155,659
                                                        ==========    ==========

                                                           BALANCE SHEET


                                                     January 31      October 31
                                                        1998            1997
                                                     ----------      ----------
                                                     (Unaudited)      (Audited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------------

CURRENT LIABILITIES

Accounts payable .............................     $   240,877      $   154,256

Accrued expenses .............................         410,480          295,387
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES ...............         651,357          449,643


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,064,598 shares ......          30,646           30,646

Additional paid-in capital ...................       4,372,608        4,803,366

Retained earnings ............................         903,448          767,451

Unearned compensation ........................        (432,058)        (895,447)
                                                   -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY ..............       4,874,644        4,706,016
                                                   -----------      -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .................     $ 5,526,001      $ 5,155,659
                                                   ===========      ===========




                        See Notes to Financial Statements

                                                       STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                          Three Months Ended
                                                              January 31
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Net sales ........................................     $1,450,387     $1,928,097

Cost of Sales ....................................        705,627      1,070,432
                                                       ----------     ----------
   Gross profit ..................................        744,760        857,665

Operating expenses:

   Engineering ...................................        187,715        111,828

   Selling and general ...........................        353,284        337,042
                                                       ----------     ----------
       Total .....................................        540,999        448,870
                                                       ----------     ----------

   Income from operations ........................        203,761        408,795

Interest income, net .............................         23,236         14,674
                                                       ----------     ----------
    Income before provision for income tax .......        226,997        423,469

    Provision for income tax .....................         91,000        183,000
                                                       ----------     ----------
        Net income ...............................     $  135,997     $  240,469
                                                       ==========     ==========
Per share data:

        Basic earnings per share .................     $     0.04     $     0.08
                                                       ==========     ==========

        Diluted earnings per share ...............     $     0.04     $     0.08
                                                       ==========     ==========


               See notes to Financial Statements



                                                             STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                Three months ended
                                                                    January 31
                                                              ------------------------
                                                                 1998           1997
                                                              ---------      ---------
Net income ..............................................   $   135,997    $   240,472

Adjustments to reconcile net income
to net cash provided by operations

     Depreciation and amortization ......................        11,084         11,322
     Amortization of unearned compensation ..............        32,631         36,141
     Change in assets - (incr) decr:

          Accounts receivable - trade ...................       (56,281)        36,621
          Inventories ...................................       128,600        (18,770)
          Other assets ..................................       (58,037)       (21,978)
     Change in liabilities - incr (decr):
          Accounts payable ..............................        86,621        (56,184)
          Accrued expenses ..............................       115,093         97,081
                                                            -----------    -----------
          Net cash provided by
             operating activities .......................       395,708        324,705
                                                            -----------    -----------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities ......       (11,659)        (9,464)
         Capital expenditures ...........................             0         (3,860)
                                                            -----------    -----------

 Net cash used in operating activities ..................       (11,659)       (13,324)
                                                            -----------    -----------

     Net  increase in cash
        and cash equivalents ............................       384,049        311,381
     Cash and cash equivalents at the
        beginning of the period .........................       877,587        403,547
                                                            -----------    -----------

     Cash and cash equivalents at the end of period .....   $ 1,261,636    $   714,928
                                                            ===========    ===========


                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of January 31, 1998 and the results of operations for the three month period ended January 31, 1998 and 1997.

Note 2 - Interim reporting

         The results of operation for the three month period ended January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory


                                                         January 31, 1998
                                                      ---------------------
                                                            (Unaudited)

                    Raw material and supplies           $      287,432

                    Finished goods                           1,835,550
                                                        ----------------
                    TOTAL.                               $   2,122,982


Note 4 - Basic earnings per share

         In February 1997, the Financail Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with the presentation of basic earnings per share. It also requires duel presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital strutures and provides guidance on other computational changes. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for three months ended January 31, 1998 and has retroactively applied its provisions to earnings per share for the three months ended January 31, 1997.

         Basic earnings per share was computed based on 3,394,670 and 3,038,191 weighted average common and common equivalent shares outstanding for the three months ended January 31, 1998 and 1997, respectively. Common equivalent shares reflect vested stock options with a nominal exercise price. Diluted earnings per share was computed based on 3,602,870 and 3,227,575 weighted average common and common equivalent shares outstanding for the three months ended January 31, 1998 and 1997, respectively. Common equivalent shares reflect the additional dilutive effect of the exercise of outstanding stock options based on the average market price for the quarter.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months 1998 vs. Three Months 1997

Net sales  decreased  24.8%,  or $477,710, to $1,450,387 from  $1,928,097 in the first three months of fiscal 1998. RF Connectors sales declined $19,488 to $1,182,442. Last year, Connectors' achieved record sales in the first quarter, typically its seasonally weakest period. Sales at RF Neulink were $267,945, down 63% from record sales of $726,379 last year. Neulink's record sales last year were due to initial shipments of wireless Emergency Alert System receivers.

Cost of sales decreased $364,805, to $705,627 from $1,070,432 last year. As a percentage of sales, cost of sales declined to 49% of sales from 56% of sales last year. Cost of sales declined due to lower sales at the RF Neulink division.

Engineering expenses increased 67.9%, or $75,887, to $187,715 from $111,828 last year. The increase in engineering expenses is primarily related to customer-funded engineering and development contract at the RF Neulink Division.

Selling, marketing and administrative expenses increased 4.8%, or $16,242, to $353,284 from $337,042 last year. These expenses increased to 24% of sales from 17% of sales last year due to higher sales, marketing and administrative costs to support expanded distribution, promote products at industry trade shows and provide training for RF Connectors' distributors' sales agents.

Interest income increased $8,562 to $23,236 from $14,674 last year due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes decreased $92,000 due to lower net earnings, which resulted in a blended tax rate of 40% for the quarter compared to 42% in the same period last year.

Material changes in financial condition:

Cash increased $384,049 to $1,261,636 compared to the October 31, 1997 fiscal year balance of $877,587. This increase can be attributed to sales of a more profitable mix of products.

Cash equivalents and investments were $1,916,094 at January 31, 1998 compared to $1,520,386 at October 31, 1997.

Trade accounts receivable increased $56,281, or 7.4% to $821,714 compared to the October 31, 1997 balance of $765,433.

Inventories decreased $128,600 compared to the October 31, 1997 inventory level. The decrease can be attributed to an improved inventory control system.

Prepaid expenses and deposits increased $58,037 from October 31, 1997 due to more deposits, by the Company, for inventory purchases.

PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during fiscal quarter ended January 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               RF INDUSTRIES, LTD.




Dated:       March 12, 1998             By:         Howard F. Hill
                                                --------------------------------
                                                Howard F. Hill, President
                                                Chief Executive Officer


Dated:       March 12, 1998             By:         Terrie A. Gross
                                                --------------------------------
                                                Terrie A. Gross
                                                Chief Financial Officer