Form 10QSB
period 1998-04-30
R F INDUSTRIES LTD
filed 1998-06-12
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        for Quarter ended April 30, 1998
                         Commission File Number 0-13301

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

As of April 30, 1998, the registrant had 3,068,598 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION


Item 1:    Financial Statements

                                                              BALANCE SHEET


                                                         April 30     October 31
                                                           1998          1997
                                                        ----------    ----------
                                                        (Unaudited)    (Audited)
      ASSETS
----------------------

CURRENT ASSETS

Cash ................................................   $1,008,577   $  877,587

Investments in available-for-sale securities ........    1,091,333      642,799

Trade accounts receivable less allowance
for doubtful accounts of $31,326 ....................      946,791      765,433

Inventories - Note 3 ................................    2,268,986    2,251,582

Prepaid expenses and deposits .......................      273,566      293,218

Deferred tax assets .................................       42,000       42,000

Note receivable from stockholder ....................       70,000       70,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    5,701,253    4,942,619

FIXED ASSETS

Furniture and office equipment ......................      116,196      108,206

Equipment and tooling ...............................      479,666      436,361
                                                         ----------   ----------
     Fixed assets, at cost ..........................      595,862      544,567

Less accumulated depreciation and amortization ......      444,412      425,427
                                                         ----------   ----------

     NET FIXED ASSETS ...............................      151,450      119,140

Deferred tax assets .................................       89,000       89,000

Other assets ........................................        4,900        4,900
                                                         ----------   ----------
     TOTAL ASSETS ...................................   $5,946,603   $5,155,659
                                                         ==========   ==========


                        See Notes to Financial Statements

                                                             BALANCE SHEET


                                                         April 30     October 31
                                                           1998          1997
                                                        ----------    ----------
                                                        (Unaudited)    (Audited)
LIABILITIES AND
STOCKHOLERS' EQUITY
---------------------------------------

CURRENT LIABILITIES

Accounts payable .................................   $   171,207    $   154,256

Accrued expenses .................................       538,887        295,387
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES ...................       710,094        449,643


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,068,598 shares ..........        30,686         30,646

Capital paid in excess of par value ..............     4,372,968      4,803,366

Retained earnings ................................     1,231,394        767,451

Unearned compensation ............................      (398,539)      (895,447)
                                                      -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY ..................     5,236,509      4,706,016
                                                      -----------    -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .....................   $ 5,946,603    $ 5,155,659
                                                      ===========    ===========




                        See Notes to Financial Statements

                                            STATEMENTS OF OPERATIONS

                                      (Unaudited)               (Unaudited)
                                  Three Months Ended          Six Months Ended
                                       April 30                   April 30
                                ---------------------     ---------------------
                                  1998         1997         1998         1997
                                --------     --------     --------     --------

Net Sales ..................   $1,865,603   $1,750,831   $3,315,990   $3,678,928

Cost of Sales ..............      914,730    1,050,880    1,620,357    2,121,312
                               ----------   ----------   ----------   ----------
     Gross Profit ..........      950,873      699,951    1,695,633    1,557,616
                               ----------   ----------   ----------   ----------

Operating expenses:

     Engineering ...........       57,911      109,767      245,626      221,595

     Selling and general ...      368,142      458,039      721,426      795,081
                               ----------   ----------   ----------   ----------
       Total ...............      426,053      567,806      967,052    1,016,676
                               ----------   ----------   ----------   ----------
     Operating income ......      524,820      132,145      728,581      540,940

Interest income ............       24,122       16,026       47,362       30,700
                               ----------   ----------   ----------   ----------
Income before provision
for income tax .............      548,942      148,171      775,943      571,640
Provision for state & federal
income tax .................      221,000       45,000      312,000      228,000
                               ----------   ----------   ----------   ----------
     Net income ............   $  327,942   $  103,171   $  463,943   $  343,640
                               ==========   ==========   ==========   ==========
Per share data:

     Net income ............   $     0.10   $     0.03   $     0.14   $     0.11
                               ==========   ==========   ==========   ==========
Weighted average common
and common equivalent shares
outstanding ................    3,406,538    3,163,291    3,400,604    3,125,872
                               ==========   ==========   ==========   ==========


                        See Notes to Financial Statements

                                                       STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                            Six Months Ended
                                                                April 30
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------

Net income ..........................................  $ 463,943      $ 343,640

Adjustments to reconcile net income
to net cash (used in) provided by operations

  Depreciation and amortization .....................     18,985         19,142
  Amortization of unearned compensation .............   ( 66,150)       109,677
  Change in assets - (incr) decr:

      Accounts receivable - trade ...................   (181,358)       (57,624)
      Inventories ..................................     (17,404)       (97,362)
      Other assets .................................      19,652       (236,618)
  Change in liabilities - incr (decr):
      Accounts payable .............................      16,951        178,723
      Accrued expenses .............................     243,500        125,440
                                                     -----------     -----------
      Net cash (used in) provided by
         operating activities ......................     630,419        385,018
                                                     -----------     -----------
INVESTING ACTIVITIES
     Purchase of available-for-sale securities .....    (448,534)       (18,861)
     Capital expenditures ..........................     (51,295)       (23,959)
                                                      -----------    -----------

Net cash provided by (used in)
  operating activities .............................    (499,829)       (42,820)
                                                      -----------    -----------

FINANCING ACTIVITIES
     Proceeds from sale of common stock ............           0         20,000
     Proceeds from exercise of common stock options          400         69,350
                                                      -----------    -----------
     Net cash provided by financing activities .....         400         89,350
                                                      -----------    -----------
 Net (decrease) increase in cash
    and cash equivalents ...........................     130,990        431,548
 Cash and cash equivalents at the
    beginning of the period ........................     877,587        403,547
                                                      -----------    -----------
 Cash and cash equivalents at the end of period .... $ 1,008,577      $ 835,095
                                                      ===========    ===========



                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of April 30, 1998 and the results of operations for the three month and six month periods ended April 30, 1998 and 1997.

Note 2 - Interim reporting

         The results of operation for the three month and six month periods ended April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory


                                               April 30, 1998
                                          ---------------------
                                               (Unaudited)

        Raw material and supplies...........   $  276,813

        Finished goods .....................    1,992,173
                                                ----------
               TOTAL .......................   $2,268,986

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Three Months 1998 vs. Three Months 1997

Sales increased 7%, or $114,772, to $1,865,603 from $1,750,831 in the second quarter of fiscal 1998. Sales at RF Connector increased 5% to $1,384,342 compared to $1,317,384 for the same quarter last year. Sales at Neulink increased 8% to $481,261 compared to $443,447 last year.

Cost of sales decreased 13%, or $136,150, to $914,730 from $1,050,880 and as a percentage of sales declined to 49% of sales from 60% last year. The higher margin on sales is attributable to an improved product mix during the quarter.

Engineering expenses decreased 47%, or $51,856, to $57,911 from $109,767 last year and declined, as a percent of sales, to 3% from 6% of sales last year. Engineering expenses were higher last year due to the development of the large connector product line.

Selling and general expenses decreased 20%, or $89,8970, to $368,142 from $458,039 last year, and decreased, as a percent of sales, to 20% from 26% last year. Selling and general expenses were higher last year to support start-up costs associated with the training of sales staff at a number of the Company's major new distributors.

Interest income increased $8,096 to $24,122 from $16,026 last year due to the company's higher average cash balances and an increase in the rate of interest received.


Six Months 1998 vs. Six Months 1997

Net sales  decreased  9.8%, or $362,938,  to $3,315,990  from  $3,678,928 in the first six months of fiscal 1998. RF Connectors sales increased 2% to $2,566,784 from $2,519,314 in the same period last year. Connectors' sales in the first six months of fiscal 1997 benefitted from record sales in the first quarter, typically the Company's seasonally weakest period. Neulink sales were $749,206, down 35% from the same period last year. Neulink's sales in the first six months last year were significantly higher due to initial shipments of wireless receivers for the nation's new Emergency Alert System.

Cost of sales decreased  23.6%, or $500,955,  to $1,620,357 from $2,121,312 last year and as a percentage of sales decreased to 49% from 58% last year. The decline in cost of sales is due to an improved product mix.

Engineering expenses increased 10.8%, or $24,031, to $245,626 from $221,595 last year. These expenses vary considerable depending upon the development of new Connector or wireless products.

Selling and general expenses decreased 9.2%, or $73,655, to $721,426 from $795,081. Selling and general expenses remained at 22% of sales for both periods.

Interest income increased $16,658 to $47,362 from $30,700 due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes increased $84,000 due to higher net earnings, which resulted in a blended tax rate of 40% for the six month period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (continued)


Material changes in financial condition:

Cash increased $130,990 to $1,008,577 compared to the October 31, 1997 fiscal year balance of $877,587. Cash and cash equivalents are $2,099,910 at April 30, 1998, compared to $1,520,000 at October 31, 1997.

Trade accounts receivable increased $181,358, or 24% to $946,791 compared to the October 31, 1997 balance of $765,433. The increase is due to higher 2nd quarter shipments.

Inventories increased $17,404 compared to the October 31, 1997 inventory level as a result of purchases to meet higher customer demand.

Prepaid expenses and deposits decreased $19,652 from October 31, 1997.



PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during  fiscal
                                  quarter ended April 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            RF INDUSTRIES, LTD.



Dated:       June 11, 1998            By: /s/    Howard F. Hill
                                         -----------------------------------
                                         Howard F. Hill, President
                                         Chief Executive Officer


Dated:       June 11, 1998            By: /s/    Terrie A. Gross
                                         -----------------------------------
                                         Terrie A. Gross
                                         Chief Financial Officer