Form 10QSB
period 1998-07-31
R F INDUSTRIES LTD
filed 1998-08-26
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         for Quarter ended July 31, 1998
                         Commission File Number 0-13301

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

As of July 31, 1998, the registrant had 3,078,598 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION


Item 1:    Financial Statements
                                                             BALANCE SHEET


                                                         July 31      October 31
                                                           1998          1997
                                                        ----------    ----------
                                                       (Unaudited)    (Audited)
      ASSETS
------------------
CURRENT ASSETS

Cash ...............................................    $1,197,509    $  877,587

Investments in available-for-sale securities .......     1,111,221       642,799

Trade accounts receivable less allowance
for doubtful accounts of $22,227 ...................       752,961       765,433

Inventories - Note 3 ...............................     2,409,689     2,251,582

Prepaid expenses and deposits ......................       235,595       293,218

Deferred tax assets ................................        42,000        42,000

Note receivable from stockholder ...................        70,000        70,000
                                                        ----------    ----------
     TOTAL CURRENT ASSETS ..........................     5,818,975     4,942,619

FIXED ASSETS

Furniture and office equipment .....................       139,657       108,206

Equipment and tooling ..............................       489,922       436,361

                                                        ----------    ----------
     Fixed assets, at cost .........................       629,579       544,567

Less accumulated depreciation and amortization .....       457,993       425,427
                                                        ----------    ----------

     NET FIXED ASSETS ..............................       171,586       119,140

Deferred tax assets ................................        89,000        89,000

Other assets .......................................         4,900         4,900
                                                        ----------    ----------
     TOTAL ASSETS ..................................    $6,084,461    $5,155,659
                                                        ==========    ==========


                        See Notes to Financial Statements

                                                            BALANCE SHEET


                                                       July 31        October 31
                                                         1998            1997
                                                      ----------      ----------
LIABILITIES AND                                      (Unaudited)       (Audited)
STOCKHOLDERS' EQUITY
---------------------------------------

CURRENT LIABILITIES

Accounts payable .............................     $   234,570      $   154,256

Accrued expenses .............................         371,946          295,387
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES ...............         606,516          449,643


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,078,598 shares ......          30,786           30,646

Capital paid in excess of par value ..........       4,373,868        4,803,366

Retained earnings ............................       1,438,311          767,451

Unearned compensation ........................        (365,020)        (895,447)
                                                   -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY ..............       5,477,945        4,706,016
                                                   -----------      -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .................     $ 6,084,461      $ 5,155,659
                                                   ===========      ===========




                        See Notes to Financial Statements




                                                 STATEMENTS OF OPERATIONS

                                            (Unaudited)              (Unaudited)
                                        Three Months Ended         Nine Months Ended
                                             July 31                    July 31
                                      ---------------------      ---------------------
                                        1998         1997          1998         1997



Net Sales .......................... $1,585,907   $1,523,442   $4,901,897   $5,202,370

Cost of Sales ......................    783,650      796,540    2,404,007    2,917,852
                                     ----------   ----------   ----------   ----------
     Gross Profit ..................    802,257      726,902    2,497,890    2,284,518
                                     ----------   ----------   ----------   ----------

Operating expenses:

     Engineering ...................    110,356      106,280      355,982      327,875

     Selling and general ...........    381,486      360,419    1,102,912    1,155,500
                                     ----------   ----------   ----------   ----------
       Total .......................    491,842      466,699    1,458,894    1,483,375
                                     ----------   ----------   ----------   ----------
     Operating income ..............    310,415      260,203    1,038,996      801,143

Interest income ....................     34,502       17,834       81,864       48,534
                                     ----------   ----------   ----------   ----------
Income before provision
for income tax .....................    344,917      278,037    1,120,860      849,677
Provision for state & federal
income tax .........................    138,000      112,000      450,000      340,000
                                     ----------   ----------   ----------   ----------
     Net income .................... $  206,917   $  166,037   $  670,860   $  509,677
                                     ==========   ==========   ==========   ==========
Per share data:

     Net income .................... $     0.06   $     0.05   $     0.20   $     0.16
                                     ==========   ==========   ==========   ==========
Weighted average common
and common equivalent shares
outstanding ........................  3,414,859    3,315,157    3,405,355    3,153,946
                                     ==========   ==========   ==========   ==========


                        See Notes to Financial Statements


                                                             STATEMENTS OF CASH FLOWS


                                                                    (Unaudited)
                                                                Nine Months Ended
                                                                       July 31
                                                             -------------------------
                                                                1998           1997
                                                             ----------     ----------


OPERATING ACTIVITIES


Net income .............................................   $   670,860    $   509,677

Adjustments to reconcile net income
to net cash provided by operations

     Depreciation and amortization .....................        32,566         31,234
     Amortization of unearned compensation .............        99,669        461,660
     Change in assets - (incr) decr:

          Accounts receivable - trade ..................        12,472        (84,190)
          Inventories ..................................      (158,107)      (341,226)
          Other assets .................................        57,623       (194,609)
     Change in liabilities - incr (decr):
          Accounts payable .............................        80,314        112,143
          Accrued expenses .............................        76,559        (21,813)
                                                           -----------    -----------
          Net cash provided by
             operating activities ......................       871,956        472,876
                                                           -----------    -----------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities .....      (468,422)       (28,662)
         Capital expenditures ..........................       (85,012)       (51,298)
                                                           -----------    -----------

  Net cash used in investing activities ................      (553,434)       (79,960)
                                                           -----------    -----------

FINANCING ACTIVITIES
          Proceeds from exercise of common stock options         1,400          1,584
                                                           -----------    -----------
          Net cash provided by financing activities ....         1,400          1,584
                                                           -----------    -----------
     Net  increase in cash
        and cash equivalents ...........................       319,922        394,500
     Cash and cash equivalents at the
        beginning of the period ........................       877,587        403,547
                                                           -----------    -----------

     Cash and cash equivalents at the end of period ....   $ 1,197,509    $   798,047
                                                           ===========    ===========



                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS


Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of July 31, 1998 and the results of operations for the three month and nine month periods ended July 31, 1998 and 1997.

Note 2 - Interim reporting

         The results of operation for the three month and nine month periods ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory


                                                        July 31, 1998
                                                    ---------------------
                                                         (Unaudited)

                      Raw material and supplies.......... $ 294,588

                      Finished goods .................... 2,115,101
                                                         ----------
                      TOTAL ............................ $2,409,689

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months 1998 vs. Three Months 1997


Sales  increased  4.1%, or $62,465,  to $1,585,907  from $1,523,442 in the third quarter of fiscal 1998. Sales at RF Connector increased 10.1% to $1,391,239 compared to $1,262,756 for the same quarter last year. The increase in Connector sales was due to an improved product mix and cable product sales. Sales at Neulink decreased 25.3% to $194,668 compared to $260,686 last year, as this division experienced delays in receipt of orders from a number of its major customers.

Cost of sales decreased 1.6%, or $12,890, to $783,650 from $796,540 and as a percentage of sales declined to 49.4% of sales from 52.2% last year. The higher margin on sales is attributable to an improved product mix during the quarter.

Engineering expenses increased 3.8%, or $4,076, to $110,356 from $106,280 last year and remained at 6.9% of sales for both quarters.

Selling and general expenses increased 5.8%, or $21,067, to $381,486 from $360,419 last year, and increased, as a percent of sales, to 24% from 23.6% last year. Selling and general expenses were higher due to greater customer support, training, increased trade shows and new hires.

Interest income increased $16,668 to $34,502 from $17,834 last year due to the company's higher average cash balances and an increase in the rate of interest received.


Nine Months 1998 vs. Nine Months 1997


Net  sales  decreased  5.7%, or $300,473,  to $4,901,897  from $5,202,370 in the first nine months of fiscal 1998. RF Connectors sales increased 4.7% to $3,961,022 from $3,782,070 in the same period last year. Connectors' sales in the first nine months of fiscal 1998 increased due to the introduction of cable assembly products and an improved product mix. Neulink sales were $940,874, down 33.7% from the same period last year, due to delays in orders from major customers.


Cost of sales decreased  17.6%,  or $513,845, to $2,404,007 from $2,917,852 last year and as a percentage of sales decreased to 49% from 56% last year. The decline in cost of sales is due to an improved product mix at both Connectors and Neulink divisions.

Engineering expenses increased 8.5%, or $28,107, to $355,982 from $327,875 last year and increased, as a percentage of sales, to 7.3% from 6.3% last year. Engineering expenses increased to support the development of new wireless products. These expenses vary considerably depending upon the development of new Connector or wireless products.

Selling and general expenses decreased 4.5%, or $52,588, to $1,102,912 from $1,155,500. Selling and general expenses remained at 22% of sales for both periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Interest income increased $33,330 to $81,864 from $48,534 due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes increased $110,000 due to higher net earnings, which resulted in a blended tax rate of 40% for the nine month period.


Material changes in financial condition:

Improved operating profitability helped raise cash $319,922 to $1,197,509 compared to the October 31, 1997 fiscal year end balance of $877,587. Cash and cash equivalents increased to $2,308,730 at July 31, 1998, compared to $1,520,386 at October 31, 1997.

Trade accounts receivable decreased $12,472, or 1.6% to $752,961 compared to the October 31, 1997 balance of $765,433. Trade accounts receivable have remained relatively constant at approximately 50% of quarterly sales.

Inventories increased $158,107 compared to the October 31, 1997 inventory level as a result of purchases to meet higher customer demand. Inventory increases have been concentrated in the Connector products.

Prepaid expenses and deposits decreased $57,623 from October 31, 1997. This decrease is primarily due to fewer deposits on inventory purchases.



PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during fiscal quarter ended July 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         RF INDUSTRIES, LTD.


Dated:       August 26, 1998             By:      /s/   Howard F. Hill
                                                 -------------------------------
                                                 Howard F. Hill, President
                                                 Chief Executive Officer


Dated:       August 26 , 1998            By:      /s/   Terrie A. Gross
                                                 -------------------------------
                                                 Terrie A. Gross
                                                 Chief Financial Officer