Form 10KSB
period 1998-10-31
R F INDUSTRIES LTD
filed 1999-02-11
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1998

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

                 Securities registered pursuant to Section 12(g)
                       of the Act: Common Stock, $.01 par
                                     value.

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

The issuer's revenues for the year ended October 31, 1998 were $6,517,540.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1998 was $5,251,338. As of December 31, 1998, the registrant had outstanding 3,078,598 shares of common stock, $.01 par value.


                       Number of Pages/ Index to Exhibits

This Form 10-KSB consists of a total of 39 pages. The Index to Exhibits can be found on page 20.

PART I


ITEM 1. BUSINESS

General:

RF Industries, Ltd. (hereinafter the "Company") has two operating divisions, the RF Connector Division, and the RF Neulink Division.

RF Connector Division
---------------------

The Company, through its RF Connector Division, is engaged in the design, manufacture and distribution of coaxial connectors used in radio communication applications as well as in computers, test instruments, PC (Personal Computer) LANs (Local Area Networks) and antenna devices. Coaxial products are distributed through approximately 70 major domestic and international distributors. RF Connector has introduced subminiature SMA, SMB, MCX, Semi-Rigid/Flexible cable connectors; in series and between-series adapters; cellular connectors; connectors for large diameter, low-loss cables and corrugated cable applications. RF Connector is also engaged in the manufacturing and distribution of RF cable assemblies. Cable assemblies are manufactured per end user specifications and are sold through distribution or directly to major OEM (Original Equipment Manufacturer) accounts.

RF Neulink Division
-------------------

The Company, through its RF Neulink Division, designs and manufactures wireless digital transmission products, commonly known as RF Data Links and Wireless Modems. A few of the many applications for these products include industrial monitoring and control of remote sensors and devices (SCADA ), wireless linking of remote weather and seismic sites, multipoint military training range information systems, infrastructure linking of Public Safety communications networks and Automatic Vehicle Location systems.

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

The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California.

Product Description:

The Company's products fall into three main categories which are produced by two "Strategic Business Units" as follows:

1. Coaxial connectors for radio communications equipment, PC LANS, antenna devices, instruments and other radio frequency devices are produced by the Company's RF Connector Division. The Company entered the coaxial connector design, production and distribution business in May 1987 with the acquisition of the assets of RF Industries, a division of Hytek International, Hialeah, Florida. Coaxial connectors continue to have applications ranging through industrial, scientific and military markets.

2. Coaxial cable assemblies for test equipment, LANs, and other RF applications are produced by the Company's Cable Assembly Group. The Company entered the cable assembly business in 1987 to provide a "total RF solution" for the Company's distribution network.

3. The wireless data transport products available from the RF Neulink Division come in a variety of configurations to satisfy the requirements of the various vertical markets. Transmitter and receiver modules come in a wide range of power output and frequency ranges and are used to convey data or voice from point to point. Additionally, dumb or smart programable modems are available in a wide range of speeds and frequency/price ranges. Accessory modules have been developed for the purposes of remotely controlling and monitoring electrical devices.

Product Enhancements:

RF Connector
------------

During 1998, the RF Connector Division introduced an expanded offering in the 7-16 DIN area as well as in other connector types. The 7-16 DIN, introduced in Europe, is becoming popular as replacement for the "N" style connectors in certain applications. The division has also introduced several new connectors throughout the year ranging from typical CATV (Cable Television) "F" type connectors to specialized subminiature connectors. In addition to these new connector products, additional resources have been allocated to the development of the cable assembly business.

The RF Connector Division continues to apply resources for the design and production of specialized connectors which meet customer and FCC (Federal Communications Commission) requirements for Regulation 15 rules for non-standard connector interfaces.

RF Neulink
----------

In the last quarter of calendar 1998, the new management team at the RF Neulink division began a process of refocusing the product mix to address certain key vertical markets. Efforts have been made to improve sales and support documentation. All products have been evaluated for their sales potential and some have been eliminated.

Design efforts have commenced to develop complementary software and hardware products which, in combination with existing products, will enable Neulink to market complete wireless solutions.

These solutions will be designed to address specific applications in Neulink's target markets.

Development also started on an industrial monitoring and control software package. This software is designed to enable use of the control module product line in complete turnkey systems. Additionally, certain products being developed for two OEM customers should have extensive applications in other product areas.

A spread spectrum, high speed data modem is also currently in development. This product will be designed for compatibility with the existing monitor and control modules and the new control software under development. Neulink anticipates that it will be able to offer a complete monitoring and control solution on licensed or unlicenced radio channels.

Neulink will soon develop a smart controller which will enable our existing wireless modems to provide multi-site access to a remote enterprise data base.

Distribution, Marketing and Customers:

Sales methods vary greatly between the two divisions.

RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers which utilize coaxial connectors in the manufacture of their products. The OEM market, which includes manufacturers of communications test equipment, and computers, accounted for approximately 25% of sales while distributors accounted for 75%, of RF Connector division sales in fiscal 1998.

RF Neulink sells its products directly or through Manufacturers Representatives, System Integrators and OEM's. System integrators and OEMs integrate and/or mate Company's products with their hardware and software to produce turn-key wireless systems. These systems are then either sold or leased to other companies, including utility companies, financial institutions, petrochemical companies, government agencies, and irrigation/water management companies.

Raw Materials:

RF Connector currently sources its manufacturing from Japan, Korea, the United States, and ISO (International Standards Organization) approved factories in Taiwan.

Neulink purchases its electronic products from various domestic and foreign suppliers. All Neulink wireless modem transceivers, with the exception of the 928-960MHz crystal controlled transmitter and receiver assemblies, are built in the United States. The 928-960MHz units are assembled in Japan and tested in San Diego. In the event of a large production order, this unit would also be built in the USA.

Personnel:

The Company presently employs 33 full-time employees, and one part-time employee. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Patents, Trademarks and Licenses:

The Company has no patent protection for any of its products, nor has it registered any product trademarks.

Backlog, Warranties and Terms:

As of October 31, 1998, the Company had a sales order backlog of approximately $8,805,000, of which approximately $6,500,000 is expected to be delivered in the current fiscal year. This compares to backlog of $4,219,000 at October 31, 1997.

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

Competition:

Management estimates that RF Connector has over 50 competitors in a $500,000,000 coaxial connector market. Management estimates this market should exceed $700,000,000 annually by the year 2001. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market.

Major competitors for Neulink include Microwave Data Systems and Data Radio.

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

Radio Regulation Division in Europe. The Company's present equipment is "type-accepted" for use in the United States and Canada.

Development of Business:

General:

During the three years ended October 31, 1998, the Company has continued its efforts in the following areas:

o Expansion of RF Connector through broadening the selection of inventory available for sale. Management believes that the success of this division is dependent on having product available when other firms cannot deliver. This broad availability of inventory also allows the Company to emphasize sales to OEMs.


o New management at RF Neulink has implemented a strategy of coherent marketing, sales and product development. The marketing emphasis is to focus and position the Company's products, in order to simplify, clarify, and create increased awareness of the Company's products. Marketing programs are being developed to address and identify vertical markets which are compatible with Neulink's core competencies. The Sales Representative Force is being changed, and Neulink is seeking distributors, systems integrators and resellers which are more closely aligned with it's target markets. The Company is currently working to expand its customer base to provide a greater level of repeat business which will complement its larger system customers.

Foreign Operations:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 19% of Company sales for the year ended October 31, 1998, compared to approximately 16% in fiscal 1996. The Company is aggressively expanding its foreign distribution under the RFI logo, and seeking new private label customers world wide.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries at this time. It does manufacture much of its Neulink product through contract manufacturing in the USA. Some crystal products are manufactured in the Orient. RF Connector purchases almost all of its connector products from contract manufacturers in Taiwan and the United States.

ITEM 2. PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 10,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. The rapid growth of both divisions of the Company required the leasing of an additional building to house the Neulink Division in 1996. The building is located adjacent to our corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,400 square feet which houses the production and sales staff of the Neulink Division. The lease on both buildings will terminate in May 31, 2000. The monthly rental is approximately $7,072 plus utilities, maintenance and insurance.


ITEM 3. LEGAL PROCEEDINGS:

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information: The Company's stock is listed and trades on the NASDAQ Small Cap Exchange.

For the periods indicated, the following tables sets forth the high and low bid prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Quarter                                          High              Low
-------                                         ------            ------

Fiscal 1998

November 1, 1997 - January 31, 1998              2 7/8             2
February 1, 1998 - April 30, 1998                3                 1 1/8
May 1, 1998 - July 31, 1998                      3 1/8             1 1/4
August 1, 1998 - October 31, 1998                2 7/16            11/2

Fiscal 1997

November 1, 1996 - January 31, 1997              6 1/8             41/2
February 1, 1997 - April 30, 1997                5 3/4             2 3/4
May 1, 1997 - July 31, 1997                      4                 2
August 1, 1997 - October 31, 1997                3 1/4             2 1/8


On December 31, 1998, the closing, high and low bid prices of the Company's Common Stock were $2.31, and $2.00 respectively.

As of December 31, 1998, there were 843 holders of the Company's Common Stock per records of the Company's transfer agent, Continental Stock Transfer Co., New York, NY.

The Company has not paid and does not presently intend to pay cash dividends on its Common Stock.

RF Industries is implementing NASDAQ's Corporate Governance Requirements. This annual report, the shareholder proxy solicitation and the Stockholders' meeting tentatively scheduled for April 30, 1999 are part of these requirements. The Company's Audit Committee met once in 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 1998 and 1997:

                                                1998                    1997
                                       ---------------------   ----------------------
                                                      % of                     % of
                                                      Total                    Total
                                         Amount       Assets      Amount       Assets
                                       ----------    --------   ----------    --------


Cash and cash equivalents ..........   $1,209,143      19.3%    $  877,587      17.0%

Investments in available-for-sale
 securities ........................    1,129,582      18.0        642,799      12.5

Current assets .....................    5,992,249      95.7      4,942,619      95.9

Current liabilities ................      662,320      10.6        449,643       8.7

Working capital ....................    5,329,929      85.1      4,492,976      87.1

Property and equipment - net .......      162,774       2.6        119,140       2.3

Total assets .......................    6,259,923     100.0      5,155,659     100.0

Stockholders' equity ...............    5,597,603      89.4      4,706,016      91.3



Liquidity and Capital Resources:

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 1999. Management believes that any financing requirements can be met through a combination of cash and investments held as of October 31, 1998, internally generated cash flow, advance payments from customers and borrowing on favorable credit terms from commercial banking establishments.

There is little expected need for additional capital equipment in fiscal 1999. In the past, the Company has financed much of its fixed asset requirements through capital leases. No additional capital equipment purchases have been identified that would require significant additional leasing or capital obligations during fiscal 1999. Management also believes that based on the Company's financial condition at October 31, 1998, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary.

Results of Operations:

The following summarizes sales, cost of sales and gross profit for the years ended October 31, 1998 and 1997:

                                      1998                        1997
                             ---------------------        --------------------
                                            % of                        % of
                              Amount        Sales          Amount       Sales
                             --------     -------         --------     -------

Sales ..................    $6,517,540      100%         $6,831,291     100%

Cost of Sales ..........     3,258,640      50.0          3,767,187     55.1
                            ----------     ------        ----------    ------

Gross Profit ...........    $3,258,900      50.0%        $3,064,104     44.9%
                            ==========     ======        ==========    ======


Net sales decreased $313,751 or 4.6% in 1998 compared to 1997. The decrease is primarily attributable to a $477,570 decline in sales at the RF Neulink Division to $1,344,796 from $1,822,366 in fiscal 1997. Sales at the RF Connector Division increased $163,819 to $5,172,744 from $5,008,925 the previous year.

The gross profit increased by $194,796 to $3,258,900 in 1998 from $3,064,104 in 1997. As a percent of sales, gross margin increased to 50% from 45% of sales in 1997 due to a favorable sales mix and tighter inventory controls.

Engineering expenses declined $38,734 to $400,240 compared to $438,974 in 1997. As a percent of sales, engineering expenses declined to 6.1% compared to 6.4% of sales in 1997. The decline in engineering expenses is attributable to a reduction in the amount of customer supported research and development.

Selling and general expenses decreased $10,264 to $1,677,480 from $1,687,744 in 1997. As a percent of sales, selling and general expenses increased to 25.7% of sales from 24.7% in 1997. The increase, as a percent of sales, is due to the decline in sales.

The $243,794 increase in operating income to $1,181,180 from $937,386 in the previous year is primarily attributable to the increase in gross profit.

Other income increased by $38,701. The increase is due to higher cash balances and investments during the year, partly offset by lower yields on invested assets.

Net income increased $156,095 to $756,999 compared to net income of $600,904 in 1997. The increase in net income is due to higher gross profits and increased interest income.

General Outlook:

Management believes that because of a number of achievements during the year ended October 31, 1998, the Company could maintain steady growth in the year ending October 31, 1999.

As explained above, management believes the Company has capital resources available to fund operations at current and expanded levels.

RF Connector Division continues to pursue all vertical markets within the RF arena through the addition of new industries, distributors, and OEM accounts. Two of these distributors, each having annual sales exceeding one billion dollars, provide the RF Connector Division with large worldwide distribution potential through multiple outlets. Coupled with these new distributor and OEM accounts, and the rebound of the RF market in Mexico, the Connector Division is increasing its penetration of existing accounts through the use of private label programs and new product introductions. RFI has recently upgraded its world wide web site to enable new and existing customers to order connector and cable products via the web.

It is expected that RF Neulink will become a larger  contributor  to our overall sales and earnings. This is due to a growing market for wireless data opportunities along with Neulink's co-ordinated product development and marketing philosophy. An important goal for fiscal 1999 will be the building of a solid, steady customer base, weighed towards OEM's and system integrators. This customer base would provide a regular, recurring source of sales on which to overlay the existing contract business which tends to be sporadic in nature.

Year 2000 Issue:

The Year 2000 issue is the result of computer programs using only two digits to identify a year within date fields. Date-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software, the effects of the Year 2000 issue can be mitigated. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased will be capitalized; all other costs will be expensed as incurred. Overall, these costs are not expected to have a material effect on the results of operations.

In addition, the Company is assessing the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 costs include the estimated costs associated with the impact on the Company of the Year 2000 issue and on the Company's suppliers and customers, and are based on currently available information. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

Forward-Looking Statements:

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expect," "anticipates," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed elsewhere in this Annual Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and accountants' report are attached hereto as pages F-1 to F-16 and filed as part of this Annual Report:

o        Report of  J.H. Cohn LLP, Independent Public Accountants
o        Balance Sheet as of October 31, 1998
o        Statements of Income for the years ended October 31, 1998 and 1997
o        Statements of Stockholders' Equity for the years ended October 31, 1998 and 1997
o        Statements of Cash Flows for the years ended October 31, 1998 and 1997
o        Notes to Financial Statements


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:         Age     Date of Election    Position

Jack A. Benz       65      February 1990       Chairman
John Ehret         61      November 1991       Director
Howard F. Hill     58      November 1979       President/Chief Executive Officer
Henry E.Hooper     45      January 1998        Director
Robert Jacobs      46      May 1997            Director

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

Henry E. Hooper has a bachelor's and master's degree from Yale University. He serves as the Director of Technical Knowledge Support at TESSCO Technologies, a distributor of wireless communications products and services. Before TESSCO, Mr. Hooper served as a VP of sales and marketing with a textile manufacturing company. Mr. Hooper has been in the telecommunications industry for over 10 years.

Robert Jacobs is RFI's account executive at Neil Berkman Associates and coordinates the Company's investor relations. He holds an MBA from the University of Southern California and has been in the investment industry for over 16 years.

Officers:

Jack A. Benz - See biography above.

Howard F. Hill - See biography above.

Terrie Gross joined the Company in January 1992 as accounting manager. She was elected to Corporate Secretary in February 1995, and elected to Chief Financial Officer in 1997.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table:

The Company does not have any executive officer, other than the president, paid in excess of $100,000.00 The following table presents the annual cash and other compensation of Howard F. Hill, the Company's President:


                           SUMMARY COMPENSATION TABLE


                                                                     Long Term Compensation
                                                                     ----------------------
                Annual Compensation                                          Awards
    -----------------------------------------------------------------------------------------

  (a)                  (b)            (c)              (d)              (f)             (g)
Name
and Prin-                                                            Restricted
cipal                                                                  Stock           Options
Position             Year           Salary($)        Bonus($)          Awards          SARs (#)


Howard Hill          1998           $85,000           $25,000              0            4,000
President            1997           $85,000                 0              0            4,000
                     1996           $85,000                 0              0            4,000




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

Option Tables:

The following table depicts the options granted to the President during the year ended October 31, 1998:


                        Option Grants in Last Fiscal Year
                                Individual Grants
  ----------------------------------------------------------------------------------------
           (a)                  (b)                (c)            (d)              (e)
                             Number of
                             Securities        % of Total
                             Underlying          Options        Exercise
                               Options         Granted to        or Base
                             Granted (#)        Employees       Price per       Expiration
                Name                          in Fiscal Year      Share            Date

Howard Hill, President
 Incentive Stock Option       2,000               4%            $1.87           October, 2008
 Non-Qualified Option         2,000               8%            $1.59           October, 2008



The following table depicts the options held by the President as of October 31, 1998:


         Aggregated Option Exercises and Fiscal Year End Option Positions
        ------------------------------------------------------------------

                                                                  Number of       Value of
                                                                 Unexercised     Unexercised
                                                                  Options at      Options at
                                  Shares                           FY-End           FY-End
                                Acquired on         Value        Exercisable      Exercisable
                                 Exercise          Realized       /Unexer-         /Unexer-
 Name                               #                 $             cisable        cisable
-------                        -----------       ------------    -------------   -------------

Howard F. Hill, President           0                 0            436,660/       $713,788/
                                                                    83,340        $147,512



Meetings of the board of Directors anD Committees:

During the fiscal year ended October 31, 1998, the Board of Directors met four times. The Board of Directors has an Audit Committee. All Board members attended more than 75% of the aggregate number of Board meetings and meetings of committees on which each served during the fiscal year ended October 31, 1998.

The purposes and functions of the Company's Audit Committee are to meet with the auditors; to recommend the engagement or discharge of independent auditors; to review quarterly financial statements prior to issuance; to review year-end financial statements prior to issuance; to review the services from time to time being performed by the independent auditors, including nonaudit services and the fees charged, or to be charged, for all such services; and to make appropriate reports and recommendations to the Board of Directors. The persons who currently are serving on the Audit committee are Messrs. Hooper, Jacobs, and Ms.Tracy Wolfe, the Company's tax accountant. The Audit Committee met two times during the last fiscal year.

Long-Term Incentive Awards:

There are no awards under long-term incentive plans, such as phantom stock grants and restricted stock grants, that vest upon the satisfaction of performance goals.

Compensation of Directors:

The Company has no standard arrangement by which its Directors are compensated.

Employment Contracts:

The Company has no employment or severance agreements for annual payments of more than $100,000. However, on June 1, 1994, the Company entered into a six year, renewable employment contract with the President calling for annual compensation of $85,000 plus a bonus to be determined by the Board. In addition, the employment contract granted the President options to acquire 500,000 shares of common stock at $.10 per share. Such options vest ratably over the six year term of the initial agreement. At October 31, 1998, options to purchase 400,660 shares were vested.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

The following table sets forth certain information with respect to all shareholders who are beneficial owners of more than 5% of the Company's outstanding common stock, by each director and by all directors and officers as a group as of October 31, 1998. The beneficial owner is the owner of record and has sole voting and investment power over the shares shown, except as otherwise indicated.

                                             Number of
                                             Shares (1)           Percentage (1)
         Name and Address                  Beneficially           Beneficially
         of Beneficial Owner                  Owned                  Owned
        ---------------------             --------------          -------------

         Hytek International, Ltd.
         690 West 28th Street
         Hialeah, FL 33010                  1,267,167                  41.2%

         Jack A. Benz
         7610 Miramar Rd.
         San Diego, CA 92126                   54,000 (2)               1.7%

         Howard F. Hill
         7610 Miramar Rd.
         San Diego, CA 92126                  453,660 (3)              14.7%

         John Ehret
         3370 San Fernando Rd. #206
         Los Angeles, CA 90065                 27,000 (4)               0.9%

         Robert Jacobs
         Neil Berkman Associates
         1900 Ave of the Stars, #2850
         Los Angeles, CA 90067                  67,900 (5)              2.2%

         Henry Hooper
         7610 Miramar Rd.
         San Diego, CA 92126                    17,055 (6)              0.6%

         All Directors & Officer
         as a group                            636,115 (7)             20.7%


(1) Shares available through outstanding options which are exercisable within 60 days of this report are treated as outstanding for purposes of computing the number and percentage of shares each stockholder beneficially owns.

(2) Includes 12,000 shares which Mr. Benz has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(3) Includes 436,660 shares which Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(4) Includes 10,000 shares which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(5) Includes 30,000 shares which Neil Berkman Associates has the right to acquire upon exercise of vested options, and 17,900 that Robert Jacobs has the right to acquire upon exercise of options.

(6) Includes 16,555 shares which Mr. Hooper has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(7) Includes 456,285 shares which all Directors and Officers, as a group, have the right to acquire upon exercise of options exercisable within 60 days of the date of this report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.

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

        3.2.1   Company  Bylaws as Amended through August, 1985
        3.2.2   Amendment to Bylaws dated January 24, 1986
        3.2.3   Amendment to Bylaws dated February 1, 1989
         10.1   Asset Purchase Agreement
         10.2   Settlement Agreement
         10.3   Funds Impound Escrow  Agreement
         10.4   Stock Escrow  Agreement
         10.5   Lease - San Diego, CA Facility
         10.6   Lease - Gardena,  CA Facility
         10.7   Celltronics, Inc.Incentive Stock Option Plan
         10.8   Form of Incentive Stock Option Plan
         10.9   Directors' Nonqualified Stock Option Agreements
         10.10  Consulting  Agreements
         10.11  Consultants' Nonqualified Stock Option Agreements
         10.12  Agreement for Cancellation of Shares
         10.13  Neutec Sale Agreement
         10.14  Trilectric Sale Agreement
         10.15  Incentive Stock Option Plan
         10.16  Amended Lease Agreement - San Diego, CA Facility
         10.17  Lease  Agreement - San Diego,  CA Facility
         10.18  Employment  Contract - Howard  Hill
         10.19  Consulting Agreement - Hytek  International
         10.20  Lease Agreement - San Diego, CA Facility
         10.21  Public Relations Agreement - Neil G. Berkman Associates
         10.22  Employment Contract - Donald Catledge

    (2)    Reports on Form 8-K

           None.


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

RF INDUSTRIES, LTD.


Date: February 11, 1999          By:   /s/    Howard F. Hill
                                     -------------------------------------------
                                          Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: February 11, 1999          By:   /s/   Jack A. Benz
                                     -------------------------------------------
                                     Jack A. Benz, Chairman - Board of Directors


Dated: February 11, 1999          By:   /s/  Terrie A. Gross
                                     -------------------------------------------
                                     Terrie A. Gross,  Chief Financial Officer
                                           (Principal Accounting Officer)


Dated: February 11, 1999          By:   /s/   Howard F. Hill
                                     -------------------------------------------
                                     Howard F. Hill, Chief Executive Officer


Dated: February 11, 1999         By:   /s/   John Ehret
                                    --------------------------------------------
                                    John Ehret, Director


Dated: February 11, 1999         By:   /s/   Henry Hooper
                                    --------------------------------------------
                                    Henry Hooper, Director


Dated: February 11, 1999         By:   /s/   Robert Jacobs
                                    --------------------------------------------
                                    Robert Jacobs, Director

                                                                    Exhibit 23.1






                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------




We consent to the incorporation by reference in the Registration Statement on Form S-8 originally filed on October 31, 1990 by RF Industries, Ltd. (previously Celltronics, Inc.) of our report dated December 3, 1998 appearing in this Annual Report of Form 10-KSB for the fiscal year ended October 31, 1998 (the "Form 10-KSB"), on our audits of the financial statements of RF Industries, Ltd. as of October 31, 1998 and for each of the two years in the period ended October 31, 1998 also appearing in this Form 10-KSB.



                                                J.H. COHN LLP


San Diego, California
December 3, 1998

                               RF INDUSTRIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                         PAGE
                                                                        ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS .......................          F-2

BALANCE SHEET
  OCTOBER 31, 1998 .............................................          F-3

STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 1998 AND 1997 ........................          F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 1998 AND 1997 ........................          F-5

STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 1998 AND 1997 ........................          F-6

NOTES TO FINANCIAL STATEMENTS ..................................          F-7/16




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
RF Industries, Ltd.


We have audited the accompanying balance sheet of RF INDUSTRIES, LTD. as of October 31, 1998, and the related statements of income, stockholders' equity and cash flows for the years ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 1998, and its results of operations and cash flows for the years ended October 31, 1998 and 1997, in conformity with generally accepted accounting principles.





                                                             J.H. COHN LLP

San Diego, California
December 3, 1998

                              RF INDUSTRIES, LTD.

                                  BALANCE SHEET
                                OCTOBER 31, 1998


                      ASSETS

Current assets:
    Cash and cash equivalents ..................................    $ 1,209,143
    Investments in available-for-sale securities ...............      1,129,582
    Trade accounts receivable, net of allowance for
        doubtful accounts of $30,000 ...........................        806,669
    Inventories, net of valuation allowance of $47,000 .........      2,466,448
    Prepaid expenses and deposits ..............................        244,407
    Deferred tax assets ........................................         66,000
    Note receivable from stockholder ...........................         70,000
                                                                    -----------
           Total current assets ................................      5,992,249
                                                                    -----------
Property and equipment:
    Equipment and tooling ......................................        479,880
    Furniture and office equipment .............................        158,628
                                                                    -----------
                                                                        638,508
    Less accumulated depreciation ..............................        475,734
                                                                    -----------
           Total ...............................................        162,774
                                                                    -----------

Deferred tax assets ............................................        100,000
Other assets ...................................................          4,900
                                                                    -----------
             Total .............................................    $ 6,259,923
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................    $   203,650
    Accrued expenses ...........................................        458,670
                                                                    -----------
           Total liabilities ...................................        662,320
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
     Common stock - authorized 10,000,000 shares of $.01
        par value; 3,078,598 shares issued and outstanding .....         30,786
    Additional paid-in capital .................................      4,373,868
    Retained earnings ..........................................      1,524,450
    Unearned compensation ......................................       (331,501)
                                                                    -----------
           Total stockholders' equity ..........................      5,597,603
                                                                    -----------

           Total ...............................................    $ 6,259,923
                                                                    ===========



See Notes to Financial Statements

                              RF INDUSTRIES, LTD.

                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                          1998           1997
                                                      -----------    -----------

Net sales .........................................  $ 6,517,540    $ 6,831,291
Cost of sales .....................................    3,258,640      3,767,187
                                                      -----------    -----------

Gross profit ......................................    3,258,900      3,064,104
                                                      -----------    -----------

Operating expenses:
    Engineering ...................................      400,240        438,974
    Selling and general ...........................    1,677,480      1,687,744
                                                      -----------    -----------
       Totals .....................................    2,077,720      2,126,718
                                                      -----------    -----------
Operating income ..................................    1,181,180        937,386

Other income ......................................      105,677         67,319

Interest expense ..................................         (858)        (1,201)
                                                      -----------    -----------

Income before provision for income taxes ..........    1,285,999      1,003,504

Provision for income taxes ........................      529,000        402,600
                                                      -----------    -----------

Net income ........................................  $   756,999    $   600,904
                                                      ===========    ===========

Earnings per share:
    Basic .........................................  $       .25    $       .20
                                                      ===========    ===========

    Diluted$ ......................................          .21    $       .17
                                                      ===========    ===========




See Notes to Financial Statements

                              RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                                     Additional                                        Total
                                           Common Stock               Paid-In         Retained       Unearned       Stockholders'
                                       Shares         Amount          Capital         Earnings     Compensation        Equity
                                     -------------------------     -------------     ----------   --------------   --------------


Balance,
  November 1, 1996 ..............    2,778,191       $ 27,782       $3,868,642        $166,547      $(453,732)      $3,609,239

Shares issued on
  exercise of
  stock options .................       86,407            864           70,072                                          70,936

Shares issued
  under consulting service
  agreement .....................      200,000          2,000          248,000
                                                                                                                       250,000

Grant of
  compensatory
  stock options
  for purchase of
  215,000 shares ................                                      908,375                       (908,375)

Effect of cancellation of
  compensatory
  stock options
  for purchase of
  84,164 shares .................                                     (291,723)                       291,723

Amortization of
  unearned
  compensation ..................                                                                     174,937          174,937

Net income ......................                                                      600,904                         600,904
                                     ----------      ----------       ----------     ----------     ----------       ----------

Balance,
  October 31, 1997 .............     3,064,598         30,646        4,803,366         767,451       (895,447)       4,706,016

Shares issued on
  exercise of
  stock options ................        14,000            140            1,260                                           1,400

Grant of
  compensatory
  stock options
  for purchase of
  180,000 shares ................                                      376,200                       (376,200)

Effect of cancellation of
  compensatory
  stock options
  for purchase of
  180,000 shares ................                                     (806,958)                       806,958

Amortization of
  unearned
  compensation ..................                                                                     133,188          133,188

Net income ......................                                                     756,999                          756,999
                                     ----------     ----------       ----------     ----------     ----------       ----------


Balance,
  October 31, 1998 ..............    3,078,598        $30,786       $4,373,868     $1,524,450      $ (331,501)      $5,597,603
                                    ==========      ==========      ==========     ==========       ==========      ==========



See Notes to Financial Statements

                              RF INDUSTRIES, LTD.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                                                    1998           1997
                                                                                   ------         ------

Operating activities:
    Net income .............................................................   $   756,999    $   600,904
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation ........................................................        50,309         47,712
       Amortization of costs under consulting agreement ....................       230,000
       Amortization of unearned compensation ...............................       133,188        174,937
       Deferred income taxes ...............................................       (35,000)       (33,000)
       Changes in operating assets and liabilities:
          Trade accounts receivable ........................................       (41,236)       (62,336)
          Inventories ......................................................      (214,866)      (389,726)
          Prepaid expenses and deposits and other assets ...................        48,811        (17,109)
          Accounts payable .................................................        49,394        (31,994)
          Accrued expenses .................................................       163,283         27,372
                                                                                -----------    -----------
              Net cash provided by operating activities ....................       910,882        546,760
                                                                                -----------    -----------


Investing activities:
    Purchases of investments in available-for-sale securities ..............      (486,783)       (38,613)
    Capital expenditures ...................................................       (93,943)       (55,043)
    Loan to stockholder ....................................................                      (70,000)
                                                                                -----------    -----------
              Net cash used in investing activities ........................      (580,726)      (163,656)
                                                                                -----------    -----------

Financing activities:
    Proceeds from shares issued:
        On exercise of stock options .......................................         1,400         70,936
        Under consulting service agreement .................................                       20,000
                                                                                -----------    -----------
              Net cash provided by financing activities ....................         1,400         90,936
                                                                                -----------    -----------

Net increase in cash and cash equivalents ..................................       331,556        474,040

Cash and cash equivalents at beginning of year .............................       877,587        403,547
                                                                                -----------    -----------

Cash and cash equivalents at end of year ...................................   $ 1,209,143    $   877,587
                                                                                ===========    ===========

Supplemental cash flow information:
    Interest paid ..........................................................   $       858    $     1,201
                                                                                ===========    ===========

    Income taxes paid ......................................................   $   423,815    $   450,748
                                                                                ===========    ===========


See Notes to Financial Statements

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Business  activities and summary of significant accounting  policies:
            Business  activities:
               The Company operates two divisions within a single business segment involving the design, manufacture and/or sale of communi-cations equipment primarily to the radio and other professional communications related industries. The Company is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications (the "RF CONNECTOR Division") and the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Division").

            Recent   accounting   pronouncements:
               In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS 130") and No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") which could require the Company to make additional disclosures in its financial statements no later than for the fiscal year ending October 31, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of income, and requires disclosures about its components. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's disclosures. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

               The FASB had issued certain other pronouncements as of October 31, 1998 that will become effective in subsequent periods;
               however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make.

            Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

           Cash equivalents:

               The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

<

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Business activities and summary of significant accounting policies (continued):

           Investments:
               Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's investments in mutual fund units have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, as a separate component of stockholders' equity until realized.

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

           Earnings per share:
               Effective October 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaced the presentation of "primary" and "fully diluted" earnings per share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings per share.

               Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period.

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 -  Business  activities  and  summary of significant accounting  policies
           (concluded):

  Earnings per share (concluded):

     The following table summarizes the calculation of basic and diluted earnings per share:

                                                             1998        1997
                                                            ------      ------

  Numerators:
     Net income (A) .................................   $  756,999   $  600,904
                                                         ==========   ==========

  Denominators:
     Weighted average shares outstanding for basic
         net earnings per share (B) .................    3,071,486    2,938,249
     Add effects of potentially dilutive securities -
         assumed exercise of stock options ..........      531,595      495,942
                                                         ----------   ----------

     Weighted average shares for diluted net
         earnings per share (C) .....................    3,603,081    3,434,191
                                                         ==========   ==========

 Basic net earnings per share (A)/(B) ...............          .25          .20
                                                         ==========   ==========

 Diluted net earnings per share (A)/(C) .............          .21          .17
                                                         ==========   ==========

Prior to the retroactive adoption of SFAS 128 in 1998, the Company reported primary and fully diluted earnings per share of $.19 for 1997.


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

     Sales to one customer represented 16% and 14% of total sales in 1998 and 1997, respectively, and sales to another customer represented 13% of total sales in 1998.

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Investments:
     At October 31, 1998, investments in available-for-sale securities consisted of units of mutual funds that invest primarily in short-term, secured obligations. The investments were carried at cost which approximated fair value at October 31, 1998. Gross unrealized holding gains and losses on these investments were not material as of October 31, 1998 or 1997. There were no realized gains or losses from sales of investments during 1998 or 1997.


Note 4 - Inventories:

     Inventories consisted of the following as of October 31, 1998:

         Raw materials and supplies .............   $  315,248
         Finished goods .........................    2,198,200
                                                    ----------
             Total                                   2,513,448
         Less allowance for slow-moving inventory       47,000
                                                    ----------

             Total                                  $2,466,448
                                                    ==========

     Charges to earnings to reduce the carrying value of slow-moving inventory to estimated fair values were not material in 1998 and 1997.


Note 5 - Lease commitments:
     The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2000 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 1998. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. Rent expense was $92,029 in 1998 and $94,912 in 1997.

     Future minimum rental commitments under the facilities' operating lease for years subsequent to October 31, 1998 are as follows:

          Year Ending
          October 31,
         ------------

            1999 ................................................    $   86,000
            2000 ................................................        44,000
                                                                       ---------
               Total ............................................      $130,000
                                                                       =========

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Income taxes:

     The net provision for income taxes consisted of the following provisions and (credits):

                                                       1998        1997
                                                     --------    --------
          Current:
            Federal ............................   $ 443,300    $ 331,100
            State ..............................     120,700      104,500
                                                    ---------    ---------
                                                     564,000      435,600
                                                    ---------    ---------
          Deferred:
            Federal ............................     (30,000)     (23,000)
            State ..............................      (5,000)     (10,000)
                                                    ---------    ---------
                                                     (35,000)     (33,000)
                                                    ---------    ---------

               Totals ..........................    $ 529,000    $ 402,600
                                                    =========    =========

     Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                               1998                  1997
                                      ---------------------   -----------------
                                               % of Pretax           % of Pretax
                                       Amount    Income       Amount    Income
      Income tax at Federal
         statutory rate ...........  $ 437,240    34.0%     $ 341,191    34.0%

      State tax provision, net
         of Federal tax benefit ...     93,434     7.3         62,370     6.2

      Other credit ................     (1,674)    (.2)          (961)    (.1)
                                      ---------    ----      ---------    ----

         Net provision for income
             taxes ................  $ 529,000    41.1%      $402,600    40.1%
                                     =========    =====      =========   =====

     The Company's total deferred tax assets and deferred tax liabilities at October 31, 1998 are as follows:

                                                          1998         1997
                                                       ---------     ---------

       Total deferred tax assets ...................   $ 204,000    $ 173,000
       Total deferred tax liabilities ..............     (38,000)     (42,000)
                                                        ---------    ---------
            Net deferred tax assets ................   $ 166,000    $ 131,000
                                                        =========    =========

     The temporary differences generating net current and noncurrent deferred tax assets were primarily related to accrued vacation expense, reserves for doubtful accounts, deferred compensation and inventory obsolescence.

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stock options:
          Incentive and Non-Qualified Stock Option Plans:
               The Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") during fiscal 1990 that provides for grants of options to purchase up to 500,000 shares of common stock to employees of the Company. Under the Incentive Plan, the option price cannot be less than the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. All options granted through October 31, 1998 expire five years from the date of grant. Options vest immediately upon grant.

               The Board of Directors also approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under the Non-Qualified Plan, the option price cannot be less than 85% of the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. Options vest immediately upon grant.

          Compensatory stock option plans:
               The Company granted to its President an option for the purchase of 500,000 shares of common stock at $.10 per share pursuant to the terms of his employment contract dated June 1, 1994 that became effective as of July 1, 1993. Options for the purchase of 83,333 shares vest annually from July 1994 through July 1999. The difference of $230,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $38,333 will be amortized to compensation expense annually through 1999.

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

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 7 - Stock options (continued):
          Compensatory stock option plans (concluded):
               The Company also granted to an executive an option to purchase 100,000 shares of common stock at $.10 per share pursuant to the terms of an employment contract dated July 1, 1996. Options to purchase 20,000 shares were initially scheduled to vest annually from July 1, 1997 through July 1, 2001. The difference of $377,500 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $59,782 was amortized to compensation expense in 1997. Unexercised options for the purchase of 84,164 shares were canceled during 1997, and the remaining unearned compensation of $291,723 was reversed.

               The Company granted to two executives options to purchase a total of 200,000 shares of common stock at $.10 per share pursuant to the terms of their employment contracts dated January 1, 1997. Options to purchase 20,000 shares were originally scheduled to vest and become exercisable annually from January 1, 1998 through January 1, 2007. The difference of $905,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $22,630 and $75,412 was amortized to compensation expense in 1998 and 1997, respectively. The remaining unvested options for the purchase of a total of 180,000 shares at February 1, 1998 were cancelled and options for the purchase of the same number of shares at $.10 per share were granted to the two executives of which 45,000 were scheduled to vest and become exercisable annually from March 1, 1998 through February 1, 2002. The cancellation of the options resulted in the reversal of the remaining unearned compensation of $806,958. In connection with the reissuance of the options on February 1, 1998, the difference of $376,200 between the market value and the aggregate purchase price of the shares subject to option at the date of the reissuance was initially recorded as unearned compensation and deducted from stockholders' equity, of which $70,538 was amortized to compensation expense in 1998.

               The Company granted to an executive an option to purchase 15,000 shares of common stock at $4.40 per share pursuant to the terms of an employment contract dated January 1, 1997. The options will vest on January 1, 1998; however they will not be exercisable until January 1, 1999. The difference of $3,375 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $1,687 and $1,410 was amortized to compensation expense in 1998 and 1997, respectively.

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stock options (continued):
          Additional required disclosures related to stock option plans:
               The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Accordingly, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options other than the amounts attributable to the compensatory options granted to the executives described above. Had compensation cost been determined in 1998 and 1997 based on the fair value at the grant date for all awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts set forth below:

                                                           1998          1997
                                                       -----------    ----------

                  Net income - as reported .........    $ 756,999     $ 600,904
                  Net income - pro forma ...........    $ 625,757     $ 471,531

                  Basic earnings per share:
                    As reported ....................         $.25          $.20
                    Pro forma ......................         $.20          $.16

                  Diluted earnings per share:
                    As reported ....................         $.21          $.17
                    Pro forma ......................         $.17          $.14

          The fair value of each option granted in 1998 and 1997 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                                                          1998            1997
                                                       ----------      ---------

            Dividend yield ............................     0%               0%
            Expected volatility .......................    90%              70%
            Risk-free interest rate ...................     7%               7%
            Expected lives ...................   1 to 10 years    4 to 10 years

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stock options (continued):
          Additional information regarding all of the Company's outstanding stock options at October 31, 1998 and 1997 and changes in outstanding
          stock    options    in   1998   and   1997    follows:

                                                          1998                      1997
                                                 ----------------------    ----------------------

                                                               Weighted                 Weighted
                                                  Shares        Average     Shares       Average
                                                 or Price      Exercise    or Price     Exercise
                                                 Per Share      Price      Per Share      Price
                                                 ---------     ---------   ---------    ---------

           Options outstanding at
               beginning of year .............    935,560        .84        822,746      $ .79
           Options granted ...................    267,477        .66        283,385        .88
           Options exercised .................    (14,000)       .10        (86,407)       .82
           Options canceled ..................   (180,000)       .10        (84,164)       .10
           Options forfeited .................    (43,774)      3.78
                                                 ---------                  --------

           Options outstanding at end of year     965,263        .80        935,560        .84
                                                 =========                 =========

           Option price range at end of year   $.10-$5.75                 $.10-$5.75

           Options available for grant at
             end of year                          201,924                   235,710

           Weighted average fair value of
             options granted during the year       $ 2.00                    $ 4.31
           Option price range for options
             exercised during the year             $  .10                 $.10-$1.50


     The following table summarizes information about stock options outstanding at October 31, 1998, all of which are at fixed-prices:


                                               Options                    Options
                                             Outstanding                Exercisable
                                        ----------------------     ---------------------
                                        Weighted
                                         Average      Weighted                 Weighted
         Range of                       Remaining      Average                  Average
         Exercise         Number        Contractual   Exercise      Number     Exercise
          Prices       Outstanding         Life         Price     Exercisable   Price
        ---------     ------------      -----------   ---------   -----------  --------

           $ .10            674,000         6.1         $ .10        446,660     $ .10
      $.85-$2.50            228,806         6.4         $1.63        208,806     $1.69
     $4.40-$5.75             62,457         6.3         $5.31         62,457     $5.31
                          ---------                                ---------

                            965,263                                  717,923
                          =========                                =========


                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Shares issuable under consulting agreement:
                Effective January 1, 1995, the Company entered into an agreement with an organization (the "Consultants") whereby the Consultants provided technical development and marketing consulting services to the Company over the three year period from January 1995 through December 1997. As part of the consideration for such services, the Company agreed to issue to the Consultants a total of 600,000 shares of common stock at the rate of 200,000 shares per year and the Consultants agreed to pay a total of $60,000 at the rate of $20,000 per year. As of October 31, 1997, the Company had received all of the payments and had issued all of the shares.

                As of January 1, 1995 the 600,000 shares had an approximate market value of $750,000. The difference of $690,000 between the market value at January 1, 1995 and the total paid by the Consultants for the shares was amortized to expense over the service period on a straight-line basis and, accordingly, $230,000 was amortized in 1997.

                At October 31, 1998 and 1997, the Consultants owned 1,227,167 shares of common stock of the Company, representing 40% of the shares then outstanding. The Chairman of the Board of the Company was an employee of the organization that is providing the consulting services at the inception of the agreement.



                                      * * *