Form 10QSB
period 1999-01-31
R F INDUSTRIES LTD
filed 1999-03-17
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       for Quarter ended January 31, 1999
                         Commission File Number 0-13301

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

As of January 31, 1998, the registrant had 3,078,598 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION


Item 1:   Financial Statements
                                                             BALANCE SHEET

                                                       January 31     October 31
                                                          1999           1998
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)
ASSETS
----------------------
CURRENT ASSETS

Cash ...............................................    $1,291,123    $1,209,143

Investments in available-for-sale securities .......     1,146,429     1,129,582

Trade accounts receivable less allowance
for doubtful accounts of $27,210 ...................       783,150       806,669

Inventories - Note 3 ...............................     2,384,313     2,466,448

Prepaid expenses and deposits ......................       203,903       244,407

Deferred tax assets ................................        66,000        66,000

Note receivable from stockholder ...................        70,000        70,000
                                                        ----------    ----------
     TOTAL CURRENT ASSETS ..........................     5,944,918     5,992,249

FIXED ASSETS

Furniture and office equipment .....................       142,920       158,628

Equipment and tooling ..............................       500,713       479,880
                                                        ----------    ----------
     Fixed assets, at cost .........................       643,633       638,508

Less accumulated depreciation and amortization .....       488,637       475,734
                                                        ----------    ----------

     NET FIXED ASSETS ..............................       154,996       162,774

Deferred tax assets ................................       100,000       100,000

Other assets .......................................         4,900         4,900
                                                        ----------    ----------
     TOTAL ASSETS ..................................    $6,204,814    $6,259,923
                                                        ==========    ==========

                                                            BALANCE SHEET

                                                       January 31     October 31
                                                          1999           1998
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES

Accounts payable .............................     $   138,769      $   203,650

Accrued expenses .............................         300,836          458,670
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES ...............         439,605          662,320


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,078,598 shares ......          30,786           30,786

Additional paid-in capital ...................       4,373,868        4,373,868

Retained earnings ............................       1,658,678        1,524,450

Unearned compensation ........................        (298,123)        (331,501)
                                                   -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY ..............       5,765,209        5,597,603
                                                   -----------      -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .................     $ 6,204,814      $ 6,259,923
                                                   ===========      ===========




                        See Notes to Financial Statements

                                                      STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                         Three Months Ended
                                                             January 31
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------


Net sales .....................................     $ 1,330,798      $ 1,450,387

Cost of Sales .................................         661,605          705,627
                                                    -----------      -----------
   Gross profit ...............................         669,193          744,760

Operating expenses:


   Engineering ................................          65,593          187,715

   Selling and general ........................         411,820          353,284
                                                    -----------      -----------
       Total ..................................         477,413          540,999
                                                    -----------      -----------

   Income from operations .....................         191,780          203,761

Interest income, net ..........................          31,448           23,236

                                                    -----------      -----------
    Income before provision for income tax ....         223,228          226,997

    Provision for income tax ..................         (89,000)          91,000
                                                    -----------      -----------
        Net income ............................     $   134,228      $   135,997
                                                    ===========      ===========
Per share data:

        Basic earnings per share ..............     $      0.04      $      0.04

                                                    ===========      ===========
        Diluted earnings per share ............     $      0.04      $      0.04
                                                    ===========      ===========

Diluted shares outstanding ....................       3,603,081        3,533,850
                                                    ===========      ===========






                        See notes to Financial Statements

                                                        STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                           Three months ended
                                                               January 31
                                                         -----------------------

Net income .......................................   $   134,228    $   135,997

Adjustments to reconcile net income
to net cash  provided by operations

     Depreciation and amortization ...............        12,903         11,084
     Amortization of unearned compensation .......        33,378         32,631
     Change in assets - (incr) decr:

          Accounts receivable - trade ............        23,519        (56,281)
          Inventories ............................        82,135        128,600
          Other assets ...........................        40,504        (58,037)
     Change in liabilities - incr (decr):
          Accounts payable .......................       (64,881)        86,621
          Accrued expenses .......................      (157,834)       115,093
                                                      -----------    -----------
     Net cash  provided by
        operating activities .....................       103,952        324,705
                                                      -----------    -----------
INVESTING ACTIVITIES
      Purchase of available-for-sale securities ..       (16,847)        (9,464)
      Capital expenditures .......................        (5,125)        (3,860)
                                                      -----------    -----------

      Net cash used in investing activities ......       (21,972)       (13,324)
                                                      -----------    -----------

     Net  increase in cash
        and cash equivalents .....................        81,980        311,381
     Cash and cash equivalents at the
        beginning of the period ..................     1,209,143        403,547
                                                      -----------    -----------
     Cash and cash equivalents at
        the end of period ........................   $ 1,291,123    $   714,928
                                                      ===========    ===========



                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS


Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of January 31, 1999 and the results of operations for the three month period ended January 31, 1999 and 1998.

Note 2 - Interim reporting

         The results of operation for the three month period ended January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of inventory


                                                          January 31, 1999
                                                       ---------------------
                                                            (Unaudited)

             Raw material and supplies ...............     $   279,969

             Finished goods ..........................       2,101,344
                                                            -----------
                TOTAL ................................     $ 2,384,313


Note 4 - Basic earnings per share


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with the presentation of basic earnings per share. It also requires duel presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for three months ended January 31, 1998 and has retroactively applied its provisions to earnings per share for the three months ended January 31, 1997.

         Basic earnings per share was computed based on 3,078,598 and 3,064,598 weighted average common shares outstanding for the three months ended January 31, 1999 and 1998, respectively. Diluted earnings per share was computed based on 3,603,081 and 3,533,850 weighted average common and common equivalent shares outstanding for the three months ended January 31, 1999 and 1998, respectively. Common equivalent shares reflect the additional dilutive effect of the exercise of outstanding stock options based on the average market price for the quarter.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS


Three Months 1999 vs. Three Months 1998

Net sales  decreased  8.2%, or $119,589,  to $1,330,798  from  $1,450,387 in the first three months of fiscal 1999. RF Connectors sales decreased 11.5% to $1,050,319, from the same period last year, due to the overall slow down in the electronic distributor market. RF Neulink sales were $286,385, up 6.4% from the same period last year. This increase can be attributed to shipments of backlog in the first quarter.

Cost of sales decreased 6.2%, or $44,021, to $661,606 from $705,627 last year and as a percentage of sales increased to 49.7% from 48.6% last year. This decrease is due to a reduction in Material Control Expenses.

Engineering expenses decreased 65.0%, or $122,122, to $65,593 from $187,715 last year. This decrease is due to a reduction in Neulink R&D for the first quarter.

Selling and general expenses increased 16.5%, or $58,536, to $411,820 from $353,284 last year. The increase is due to increased travel, co-op advertising, advertising and insurance expenses.

Interest income increased $8,212 to $31,448 from $23,232 due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes decreased $11,000. This reduction is in direct relation to the reduction in income before taxes.

Material changes in financial condition:

Cash increased $81,980 to $1,291,123 compared to the October 31, 1998 fiscal year balance of $1,209,143. Cash and investments are $2,437,552 at January 31, 1999.

Trade accounts receivable decreased $23,519, or 2.9% to $783,150 compared to the October 31, 1998 balance of $806,669, but increased to 59% of sales for the quarter. This decrease is due to a decrease in sales.

Inventories decreased $82,135 compared to the October 31, 1998 inventory level. This decrease is in balance with the current demand.

Prepaid expenses and deposits decreased $40,504 from October 31, 1998 due to fewer deposits for inventory purchases.

Year 2000 Issue

The Year 2000 issue is the result of computer programs using only two digits to identify a year within date fields. Date-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. Such an error could result in a system failure causing disruptions of operations. The Company is assessing the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has updated equipment and does not expect any problems resulting from the Year 2000 issue. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during fiscal quarter ended January 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              RF INDUSTRIES, LTD.


Dated:       March 12, 1999                   By:      /s/   Howard F. Hill
                                                      --------------------------
                                                      Howard F. Hill, President
                                                      Chief Executive Officer


Dated:       March 12, 1999                   By:      /s/   Terrie A. Gross
                                                      --------------------------
                                                      Terrie A. Gross
                                                      Chief Financial Officer