Form 10QSB
period 1999-04-30
R F INDUSTRIES LTD
filed 1999-06-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        for Quarter ended April 30, 1999
                         Commission File Number 0-13301

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

As of April 30, 1999, the registrant had 3,078,598 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION


Item 1:    Financial Statements
                                                             BALANCE SHEET

                                                         April 30    October 31
                                                           1999         1998
                                                        ----------  -----------
                                                        (Unaudited)  (Audited)

      ASSETS
----------------------

CURRENT ASSETS

Cash .................................................  $1,491,050   $1,209,143

Investments in available-for-sale securities .........   1,166,684    1,129,582

Trade accounts receivable less allowance
for doubtful accounts of $27,271 & $30,000 ...........     640,668      806,669

Inventories - Note 3 .................................   2,329,943    2,466,448

Prepaid expenses and deposits ........................     186,219      244,407

Deferred tax assets ..................................      66,000       66,000

Note receivable from stockholder .....................      70,000       70,000
                                                        ----------   ----------
     TOTAL CURRENT ASSETS ............................   5,950,564    5,992,249

FIXED ASSETS

Furniture and office equipment .......................     142,919      158,628

Equipment and tooling ................................     508,430      479,880

                                                        ----------   ----------
     Fixed assets, at cost ...........................     651,349      638,508

Less accumulated depreciation and amortization .......     495,458      475,734
                                                        ----------   ----------

     NET FIXED ASSETS ................................     155,891      162,774

Deferred tax assets ..................................     100,000      100,000

Other assets .........................................       4,900        4,900
                                                        ----------   ----------
     TOTAL ASSETS ....................................  $6,211,355   $6,259,923
                                                        ==========   ==========


                        See Notes to Financial Statements

                                                             BALANCE SHEET

                                                         April 30    October 31
                                                           1999         1998
                                                        ----------  -----------
                                                        (Unaudited)  (Audited)

LIABILITIES AND
STOCKHOLDERS' EQUITY
---------------------------------------

CURRENT LIABILITIES

Accounts payable ....................................  $  67,969    $   203,650

Accrued expenses ....................................    249,347        458,670
                                                      ----------     ----------
     TOTAL CURRENT LIABILITIES ......................    317,316        662,320


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,078,598 shares .............     30,786         30,786

Capital paid in excess of par value .................  4,373,868      4,373,868

Retained earnings ...................................  1,816,847      1,524,450

Unearned compensation ...............................   (274,609)      (331,501)

Treasury stock, at cost (29,400 shares) .............    (52,853)             0
                                                       ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY .....................  5,894,039      5,597,603
                                                      ----------     ----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY ........................$ 6,211,355    $ 6,259,923
                                                     ===========    ===========




                        See Notes to Financial Statements


                                               STATEMENTS OF OPERATIONS


                                        (Unaudited)                 (Unaudited)
                                     Three Months Ended          Six Months Ended
                                          April 30                    April 30
                                    --------------------       --------------------
                                      1999         1998          1999         1998
                                    -------       ------       -------       ------

Net Sales .....................   $1,492,019   $1,865,603   $2,822,817   $3,315,990

Cost of Sales .................      747,537      914,730    1,409,142    1,620,357
                                  ----------   ----------   ----------   ----------
     Gross Profit .............      744,482      950,873    1,413,675    1,695,633
                                  ----------   ----------   ----------   ----------

Operating expenses:

     Engineering ..............       74,905       57,911      140,498      245,626

     Selling and general ......      436,269      368,142      848,089      721,426
                                  ----------   ----------   ----------   ----------
       Total ..................      511,174      426,053      988,587      967,052
                                  ----------   ----------   ----------   ----------
     Operating income .........      233,308      524,820      425,088      728,581

Interest income ...............       31,861       24,122       63,309       47,362
                                  ----------   ----------   ----------   ----------
Income before provision
     for income tax ...........      265,169      548,942      488,397      775,943
Provision for state & federal
     income tax ...............      107,000      221,000      196,000      312,000
                                  ----------   ----------   ----------   ----------
     Net income ...............   $  158,169   $  347,942   $  292,397   $  463,943
                                  ==========   ==========   ==========   ==========
Per share data:

     Basic earnings per share .   $     0.05   $     0.11   $     0.09   $     0.15
                                  ==========   ==========   ==========   ==========
     Diluted earnings per share   $     0.04   $     0.10   $     0.08   $     0.14
                                  ==========   ==========   ==========   ==========




                        See Notes to Financial Statements

                                                                        STATEMENTS OF CASH FLOWS


                                                                               (Unaudited)
                                                                            Six Months Ended
                                                                                 April 30
                                                                          --------------------
OPERATING ACTIVITIES

Net income .......................................................   $   292,397    $   463,943

Adjustments to reconcile net income
to net cash (used in) provided by operations

     Depreciation and amortization ...............................        19,724         18,985
     Amortization of unearned compensation .......................        56,892        (66,150)
     Change in assets - (incr) decr:

          Accounts receivable - trade ............................       166,001       (181,358)
          Inventories ............................................       136,505        (17,404)
          Other assets ...........................................        58,188         19,652
     Change in liabilities - incr (decr):
          Accounts payable .......................................      (135,681)        16,951
          Accrued expenses .......................................      (209,323)       243,500
                                                                     -----------    -----------
 Net cash  provided by  operating activities .....................       384,703        630,419
                                                                     -----------    -----------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities ...............       (37,102)      (448,534)
         Capital expenditures ....................................       (12,841)       (51,295)
                                                                     -----------    -----------

 Net cash (used in) operating activities .........................       (49,943)      (499,829)
                                                                     -----------    -----------

FINANCING ACTIVITIES
          Purchase of treasury stock .............................       (52,853)             0
          Proceeds from exercise of common stock options .........             0            400
                                                                     -----------    -----------
 Net cash provided by (used in) financing activities .............       (52,853)           400
                                                                     -----------    -----------
 Net  increase in cash and cash equivalents ......................       281,907        130,990

 Cash and cash equivalents at the
      beginning of the period ....................................     1,209,143        877,587
                                                                                    -----------

 Cash and cash equivalents at the end of period ..................   $ 1,491,050    $ 1,008,577
                                                                     ===========    ===========



                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of April 30, 1999 and the results of operations for the three month and six month periods ended April 30, 1999 and 1998.

Note 2 - Interim reporting

         The results of operations for the three month and six month periods ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory


                                             April 30, 1999
                                           -----------------
                                              (Unaudited)

                  Raw material and supplies   $  280,600

                  Finished goods ..........    2,049,343
                                              ----------
                  TOTAL ...................   $2,329,943

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Three Months 1999 vs. Three Months 1998

Sales decreased 20%, or $373,584, to $1,492,019 from $1,865,603 in the second quarter of fiscal 1999. Sales at RF Connector decreased 14% to $1,193,034 compared to $1,384,342 for the same quarter last year. Sales at Neulink decreased 38% to $298,985 compared to $481,261 last year. The decrease in sales can be attributed to a general slow down in the electronic distributor market.

Cost of sales decreased 18%, or $167,193, to $747,537 from $914,730. The decrease is due to reduction in material control expenses.

Engineering expenses increased 29%, or $16,994, to $74,905 from $57,911 last year and increased, as a percent of sales, to 5% from 3% of sales last year. The increase is due to an increase in R & D for the second quarter.

Selling and general expenses increased 19%, or $68,127, to $436,269 from $368,142 last year, and increased, as a percent of sales, to 29% from 20% last year. This increase is due to increased travel, advertising, insurance, and trade show expenses.

Interest income increased $7,739 to $31,861 from $24,122 last year due to the company's higher average cash balances and an increase in the rate of interest received.


Six Months 1999 vs. Six Months 1998

Net sales decreased 15%, or $493,173, to $2,822,817 from $3,315,990 in the first six months of fiscal 1999. RF Connectors sales decreased 13% to $2,238,544 from $2,566,784 in the same period last year.
 Neulink sales were $584,273, down 22% from the same period last year. The decrease in sales in due to the general slow down in the electronic distributor market.

Cost of sales  decreased 13%, or $211,215,  to $1,409,142  from  $1,620,357 last year. The decrease is due to a reduction in material control expenses.

Engineering expenses decreased 43%, or $105,128, to $140,498 from $245,626 last year. This decrease is due to a reduction in Neulink R&D expenses for the first six months.

Selling and general expenses increased 18%, or $126,663, to $848,089 from $721,426. Selling and general expenses increased, as a percentage of sales, to 30% from 22% for the same six month period last year. The increase is due to increased expenses in travel, advertising, insurance and trade shows.

Interest income increased 34%, or $15,947, to $63,309 from $47,362 due to the company's higher average cash balances and an increase in the rate of interest received.

The provision for income taxes decreased $116,000 due to lower net earnings, which resulted in a blended tax rate of 40% for the six month period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (continued)


Material changes in financial condition:

Cash increased $281,907 to $1,491,050 compared to the October 31, 1998 fiscal year balance of $1,209,143. Cash and cash equivalents are $2,657,734 at April 30, 1999, compared to $2,338,725 at October 31, 1998.

Trade accounts receivable decreased $166,001, or 21% to $640,668 compared to the October 31, 1998 balance of $806,669. The decrease can be attributed to lower sales in fiscal 1999.

Inventories decreased $136,505 compared to the October 31, 1998 inventory level. Inventories are in direct balance to customer demand.

Prepaid expenses and deposits decreased $58,188 from October 31, 1998. The decrease is due to less prepaid inventory expenses.

Year 2000 Issue

The Year 2000 issue is the result of computer programs using only two digits to identify a year within date fields. Date-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. Such an error could result in a system failure causing disruptions of operations. The Company is assessing the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own year 2000 issues. The Company has updated equipment and does not expect any problems resulting from the Year 2000 issue. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during  fiscal
                                 quarter ended April 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   RF INDUSTRIES, LTD.


Dated:       June 13, 1999                 By:         Howard F. Hill
                                                   -----------------------------
                                                   Howard F. Hill, President
                                                   Chief Executive Officer


Dated:       June 13, 1999                 By:         Terrie A. Gross
                                                   -----------------------------
                                                   Terrie A. Gross
                                                   Chief Financial Officer