Form 10QSB
period 1999-07-31
R F INDUSTRIES LTD
filed 1999-09-22
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                         for Quarter ended July 31,1999
                         Commission File Number 0-13301

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

As of July 31,1999, the registrant had 3,148,598 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION
Item 1:   Financial Statements
                                                              BALANCE SHEET

                                                         July 31     October 31
                                                           1999         1998
                                                       -----------   -----------
                                                       (Unaudited)    (Audited)
    ASSETS
---------------
CURRENT ASSETS

Cash .................................................. $  986,255   $1,209,143

Investments in available-for-sale securities ..........  2,024,604    1,129,582

Trade accounts receivable less allowance
for doubtful accounts of $27,400 & $30,000 ............    645,651      806,669

Inventories - Note 3 ..................................  2,384,955    2,466,448

Prepaid expenses and deposits .........................    248,793      244,407

Deferred tax assets ...................................     66,000       66,000

Note receivable from stockholder ......................     70,000       70,000
                                                         ----------   ----------
   TOTAL CURRENT ASSETS ...............................  6,426,258    5,992,249


FIXED ASSETS

Furniture and office equipment ........................    152,838      158,628

Equipment and tooling .................................    510,454      479,880
                                                         ----------   ----------
     Fixed assets, at cost ............................    663,292      638,508

Less accumulated depreciation and amortization ........    521,705      475,734
                                                         ----------   ----------

     NET FIXED ASSETS .................................    141,587      162,774

Deferred tax assets ...................................    100,000      100,000

Other assets ..........................................      4,900        4,900
                                                         ----------   ----------

     TOTAL ASSETS ..................................... $6,672,745   $6,259,923
                                                         ==========   ==========

                        See Notes to Financial Statements

                                                             BALANCE SHEET

                                                         July 31     October 31
                                                           1999         1998
                                                       -----------   -----------
                                                       (Unaudited)    (Audited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
-------------------------

CURRENT LIABILITIES

Accounts payable ..................................  $   134,572    $   203,650

Accrued expenses ..................................      298,889        458,670
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES ....................      433,461        662,320


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,078,598 shares ...........       31,486         30,786

Capital paid in excess of par value ...............    4,400,868      4,373,868

Retained earnings .................................    2,110,878      1,524,450

Unearned compensation .............................     (251,095)      (331,501)

Treasury stock, at cost (29,400 shares) ...........      (52,853)             0
                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ...................    6,239,284      5,597,603
                                                      -----------    -----------
      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY ......................  $ 6,672,745    $ 6,259,923
                                                      ===========    ===========

                        See Notes to Financial Statements


                                                                  STATEMENTS OF OPERATIONS

                                                           (Unaudited)                (Audited)
                                                       Three Months Ended         Nine Months Ended
                                                             July 31                   July 31
                                                    -----------------------     ----------------------
                                                        1999        1998          1999         1998
                                                    -----------  ----------     --------     ---------

Net Sales ........................................   $1,598,851   $1,585,907   $4,421,668   $4,901,897

Cost of Sales ....................................      618,884      783,650    2,028,026    2,404,007
                                                     ----------   ----------   ----------   ----------
     Gross Profit ................................      979,967      802,257    2,393,642    2,497,890
                                                     ----------   ----------   ----------   ----------

Operating expenses:

     Engineering .................................       73,065      110,356      213,564      355,982

     Selling and general .........................      441,912      381,486    1,290,000    1,102,912
                                                     ----------   ----------   ----------   ----------
       Total .....................................      514,977      491,842    1,503,564    1,458,894
                                                     ----------   ----------   ----------   ----------
     Operating income ............................      464,990      310,415      890,078    1,038,996

Interest income ..................................       31,041       34,502       94,350       81,864
                                                     ----------   ----------   ----------   ----------
Income before provision
     for income tax ..............................      496,031      344,917      984,428    1,120,860
Provision for state & federal
     income tax ..................................      202,000      138,000      398,000      450,000
                                                     ----------   ----------   ----------   ----------
     Net income ..................................   $  294,031   $  206,917   $  586,428   $  670,860
                                                     ==========   ==========   ==========   ==========
Per share data:

     Basic earnings per share ....................   $     0.10   $     0.07   $     0.19   $     0.22
                                                     ==========   ==========   ==========   ==========

     Diluted earnings per share ..................   $     0.08   $     0.06   $     0.16   $     0.19
                                                     ==========   ==========   ==========   ==========


                        See Notes to Financial Statements

                                                        STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            Nine Months Ended
                                                                 July 31
                                                       -------------------------
                                                          1999            1998
                                                       ---------       ---------
Net income .......................................... $  586,428    $   670,860


Adjustments to reconcile net income
 to net cash (used in) provided by operations

     Depreciation and amortization ...................    45,971         32,566
     Amortization of unearned compensation ...........    80,406         99,669
     Change in assets - (incr) decr:

          Accounts receivable - trade ................   161,018         12,472
          Inventories ................................    81,493       (158,107)
          Other assets ...............................    (4,386)        57,623
    Change in liabilities - incr (decr):
          Accounts payable ...........................   (69,078)        80,314
          Accrued expenses ...........................  (159,781)        76,559
                                                      -----------    -----------
 Net cash  provided by  operating activities .........   722,071        871,956
                                                      -----------    -----------
INVESTING ACTIVITIES

         Purchase of available-for-sale securities .... (895,022)      (468,422)
         Capital expenditures .........................  (24,784)       (85,012)
                                                      -----------    -----------
 Net cash used in financing activities ................ (919,806)      (553,434)
                                                      -----------    -----------
FINANCING ACTIVITIES

          Purchase of treasury stock .................   (52,853)             0
          Proceeds from exercise of common
                         stock options ...............    27,700          1,400
                                                      -----------    -----------
Net cash provided by (used in) financing activities ..   (25,153)         1,400
                                                      -----------    -----------

Net  increase in cash and cash equivalents ...........  (222,888)       319,922

 Cash and cash equivalents at the
      beginning of the period ........................ 1,209,143        877,587
                                                      -----------    -----------
 Cash and cash equivalents at the end of period ...... $ 986,255    $ 1,197,509
                                                      ===========    ===========



                       See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

               In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of July 31,1999 and the results of operations for the three month and nine month periods ended July 31,1999 and 1998.

Note 2 - Interim reporting

               The results of operations for the three month and nine month periods ended July 31,1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of Inventory


                                                 July 31,1999
                                                --------------
                                                 (Unaudited)

                      Raw material and supplies   $  282,000

                      Finished goods ..........    2,102,955
                                                  ----------
                      TOTAL ...................   $2,384,955

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ending July 31, 1999 vs. Three Months Ending July 31, 1998

Sales increased $12,944, to $1,598,851 from $1,585,907 in the third quarter of fiscal 1998. Connector Division sales decreased 5% to $1,316,153 compared to $1,391,239 for the same quarter last year. Sales at RF Connector continue to be affected by sluggish market demand. Sales at Neulink increased 45% to $282,803 compared to $194,668 last year. The increase in Neulink sales is due to contracts received earlier in the year.

Cost of sales declined $164,766 to $618,884 from $763,650. As a percent of sales, cost of sales declined to 39% of sales, compared to 49% of sales in the same quarter last year. The decline in cost of sales is attributable to increased shipments of higher-margin products during the quarter, including the Company's new Coaxial Cable Assemblies, and higher sales from the Neulink Division.

Engineering expenses decreased by $37,291, to $73,065 from $110,356 last year and also declined to 5% of sales from 7% of sales last year. Engineering expenses for Neulink were lower in the quarter, compared to unusually high expenses last year to support development of new wireless modem products.

Selling and general expenses increased $60,426, to $441,912 from $381,486 last year, and increased, as a percent of sales, to 28% of sales from 24% of sales last year. This increase is due to increased advertising to promote our products.

Interest income declined to $31,041 from $34,502 last year due to lower average interest rates received on the Company's cash investments.


Nine Months Ended July 31, 1999 vs. Nine Months Ended July 31, 1998

Net sales decreased 10%, or $480,229, to $4,421,667 from $4,901,897 in the first nine months of fiscal 1998. RF Connectors sales decreased 10% to $3,554,697 from $3,961,022 in the same period last year. Neulink sales were $866,970, down 8% from the same period last year. The decline in sales is attributable to the overall slow-down in the electronic distributor market.

Cost of sales declined $375,981 to $2,028,026 from $2,404,007. As a percent of sales, cost of sales declined to 46% of sales compared to 49% of sales in the same quarter last year. The reduction in cost of sales for the period is due to an improved product mix.

Engineering expenses decreased 40%, or $142,418, to $213,564 from $355,982 last year. This decrease is due to lower Neulink R&D expenses compared to last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling and general expenses increased 17%, or $187,088, to $1,290,000 from $1,102,912 for the same period last year. Selling and general expenses increased to 29% of sales compared to 23% for the same period last year. The increase is due to increased advertising and trade show expenses.

Interest income increased 15%, or $12,000, to $94,000 from $82,000 due to the company's higher average invested balances.

The provision for income taxes declined by $52,000 due to lower net income. The blended tax rate remained at approximately 40% in both nine month periods.

Material changes in financial condition:

Cash and decreased $222,888 to $986,255 compared to the October 31, 1998 fiscal year balance of $1,209,143. Cash was applied to investments in available for sale securities, which increased by $895,022 to $2,024,604 from $1,129,582. The total of cash and investments increased by $672,134 to $3,010,859 at July 31, 1999 from $2,338,725 at October 31, 1998.

Trade accounts receivable declined by $161,018, or 20% to $645,651 compared to the October 31, 1998 balance of $806,669. The decline is due to lower sales in fiscal 1999.

Inventories decreased $81,493 to $2,384,955 from $2,466,448 at October 31, 1998, due to lower sales in fiscal 1999. The Company endeavors to maintain inventories which are in balance with customer demand.

Prepaid expenses and deposits were essentially unchanged, increasing $4,386 to $248,793 from $244,407. The change is associated with prepayments for inventory.

Accounts payable declined by $69,078, or approximately 34% to $134,572 from $203,650 due to the decline in sales and the Company's strong cash position.

Accrued expenses declined by $159,781 to $298,889 from $458,670. This is due to a difference in the timing of payments for accrued federal and state taxes.


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

PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during  fiscal
                                 quarter ended July 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               RF INDUSTRIES, LTD.


Dated: September 22, 1999                      By:         Howard F. Hill
                                                       -------------------------
                                                       Howard F. Hill, President
                                                       Chief Executive Officer


Dated: September 22, 1999                      By:         Terrie A. Gross
                                                       -------------------------
                                                       Terrie A. Gross
                                                       Chief Financial Officer