Form 10KSB
period 1999-10-31
R F INDUSTRIES LTD
filed 2000-02-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1999

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

The issuer's revenues for the year ended October 31, 1999 were $6,140,128.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 1999 was $5,559,253 . As of December 31, 1999, the registrant had 3,148,648 outstanding shares of common stock, $.01 par value.


Number of Pages/ Index to Exhibits

This Form 10-KSB consists of a total of 42 pages. The Index to Exhibits can be found on page 22.

PART I

Forward-Looking Statements:

Certain statements in this Annual Report on form 10-KSB, and other oral and written statements made by the Company from time to time are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties is the ability of the Company to continue to source raw materials from its suppliers.

Other factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, the effects of general economic conditions in the United States or abroad, changes in competitive market conditions, changes in the Company's business strategy due to unanticipated changes in general economic conditions, competitive market conditions or other factors. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.


ITEM 1. BUSINESS

General:

RF Industries, Ltd. (hereinafter the "Company") has two operating divisions, the RF Connector Division, and the RF Neulink Division, both of which are involved in the design, manufacture and/or sale of communications equipment. The Company considers these Divisions to be separate business segments.

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

connectors for large diameter, low-loss cables and corrugated cable applications. RF Connector is also engaged in the manufacturing and distribution of RF cable assemblies. Cable assemblies are manufactured per end user specifications and are sold through distribution or directly to major OEM (Original Equipment Manufacturer) accounts. There is also a standard cable assembly line with over 3,900 cable assemblies.

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


Product Description:

The Company's products fall into three main categories which are produced by two "Strategic Business Units" as follows:

RF Connector:

1. Coaxial connectors for radio communications equipment, PC LANS, antenna devices, instruments and other radio frequency devices are designed and distributed by the Company's RF Connector Division. The Company entered the coaxial connector design, production and distribution business in May 1987 with the acquisition of the assets of RF Industries, a division of Hytek International, Hialeah, Florida. Coaxial connectors have applications in industrial, scientific and military markets.

         The types of RF connectors offered by RF Industries include 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors including, but not limited to, digital applications, cellular and PCS telephones, cellular and PCS base stations, GPS (Global Positioning Systems), cable and dish radio/TV systems, aircraft, video surveillance systems, cable assemblies and test equipment.

         The RF Connectors Division also manufactures a variety of connector kits and hand tools used by lab and field technicians, R&D technicians and engineers.

2. Coaxial cable assemblies for test equipment, LANs, and other RF applications are produced by the Company's Cable Assembly Group, which is located at RFI's corporate headquarters in San Diego, CA. The Company entered the cable assembly business to provide a "total RF solution" for the Company's distribution network. Cable assemblies are made with a variety of sizes and combinations of RFI coaxial connectors and coax cabling. Cabling is purchased from a variety of major suppliers. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment and entertainment systems.

RF Neulink:

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

         Neulink's product line includes:
         o    RF9600 UHF and VHF wireless modems
         o DAC9600'S incorporating RF9600's with Digital, Analogue, and Relay I/O modules
         o SS9600 2.4 Ghz Spread - Spectrum wireless modems requiring no user FCC licensing
         o RCL inexpensive, speech or data link transmitters and receivers in VHF and 900MHz frequencies.

         Current applications in use world-wide for our Neulink products are various and include:

         o    seismic and volcanic monitoring
         o industrial remote censoring/control in oil fields, pipelines and warehousing
         o    lottery remote terminals
         o    various military applications
         o    remote camera control and tracking
         o    perimeter and security system control/monitoring
         o    water and waste management
         o    inventory control
         o    HVAC remote control and monitoring
         o    biomedical hazardous material monitoring
         o fish farming automation of food dispensing, water aeration and monitoring
         o    remote emergency generator startup and monitoring

Product Enhancements:

RF Connector Division

RF Connectors continues to broaden its connector offerings. In addition to its already expansive line of connectors, RF Connectors has introduced a full line of MMCX connectors, which are used for applications restricted by minimal space such as cellular telephones, PCS telephones, miniature transmitters and receivers, and mobile radio systems. Additionally, RF Connectors introduced reverse polarity and reverse thread connectors which are designed to meet the requirements of the new government regulations for part 15 of the FCC. Applications for these connectors include nonlicensed, low wattage transmitters used in areas such as convention center broadcast systems. MHV connectors, 75 Ohm SMB connectors, used in areas such as microwave telephone and other nondefense  applications,  and  3.5mm  connectors  which  are used in  precision military applications, satellite applications and other high frequency applications.

RF Connectors plans to address the exploding new digital and home entertainment markets with new connector product offerings for fiber optic and high-end coaxial cable assemblies.

The RF Cable Assembly Division is part of RF Connectors. During 1999, Cable Assembly commenced shipments of over 3,900 standard cable assemblies and has produced a 30-page catalog offering these cable assemblies for immediate delivery. Response to the product and catalog have been encouraging.

Approximately 80% of RF Connectors' sales are through distributors. We are encouraged that our distributors appear to have entered 2000 with a fair amount of momentum. Five new distributors were acquired in 1999 and we expect to continue adding new distributors in 2000. During 2000 we expect to revamp and expand our Rep program to increase overall OEM business.

RF Neulink Division

Design efforts have been completed for the software and hardware products which, in combination with existing products, will enable Neulink to market complete wireless solutions. New software enables RF Nuelink's RF9600 wireless modems, in conjunction with our I/O modules, to configure a SCADA system. The Software, named EZ-SCADA, creates a simple user-defined graphics screen that visually displays the status, analogue values and trends. Hardware changes include addition of Analogue 'C' module, allowing system design for a full range of sensing and monitoring devices, digital, analogue and relay control.

During 1999, Neulink's standard RF 9600 radio modem was field proven for a new application for monitoring seismic and volcanic activity. Transmitting data on seismic and volcanic activity enables scientists and public safety agencies to improve disaster prevention and response.

Neulink is reviewing the addition of a number of new products to serve existing and potential new customers. Two of these new products are enhancements of the SS9600 Spread-Spectrum 2.4 Ghz radio modem. Introduction of over-the-air rate of up to 19.2Kbps and enhancement with a TCP/IP engine module will offer low-cost Ethernet or Internet access to data collected at the host PC of Host-to-Multipoint networks of 3 to over 250 remote modules. This product meets part 15 FCC requirements for end users unlicenced use.

New products added to the Neulink Division include our SS9600, a long range, 2.4GHz, SpreadSpectrum wireless modem line. With an over-the-air rate of 9600 bps point-to-point or host-to- multipoint networks fall within the unlicenced FCC requirements for users. Units hand shake and frequency hop for security and to overcome susceptibility to RF interface. A TCP/IP engine module will allow data from the host PC of network configurations to be accessed via Corporate Ethernet or Internet addressing.

In addition, the 'C' module, with 2 analogue inputs and 2 analogue outputs, has been added to the DAC9600 line of I/O devices for remote censoring/control in base-to-multipoint applications.

With the new SS9600 radio modem and expanding applications for existing wireless products, we believe that RF Neulink will continue to dominate select market niches.

Development of Business:

General:

During the year ended October 31, 1999, the Company continued its efforts in the following areas:

o Expansion of RF Connector through broadening the selection of inventory available for sale. Management believes that the success of this division is dependent on having product available when other firms cannot deliver. This broad availability of inventory also allows the Company to emphasize sales to OEMs.

o Neulink is seeking distributors, systems integrators and resellers which are more closely aligned with its target markets. The Company is currently working to expand its customer base to provide a greater level of repeat business which will complement its larger system customers.

Foreign Operations:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 20% of Company sales for the year ended October 31, 1999, compared to approximately 16% in fiscal 1996. The Company is aggressively expanding its foreign distribution under the RFI logo, and seeking new private label customers world wide.

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

RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers which utilize coaxial connectors in the manufacture of their products. The OEM market, which includes manufacturers of communications test equipment, and computers, accounted for approximately 20% of sales while distributors accounted for 80%, of RF Connector division sales in fiscal 1999.

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

Raw Materials:

RF Connector currently sources coaxial connector manufacturing from Japan, Korea, the United States, and ISO (International Standards Organization) approved factories in Taiwan. Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. The RF Cable Assembly Division relies on supplies of coaxial connectors from RF Connector's manufacturing sources. Coaxial cable is readily available from a wide variety of various domestic and international suppliers.

Neulink purchases its electronic products from various domestic and foreign suppliers. All Neulink wireless modem transceivers, with the exception of the 928-960MHz crystal controlled transmitter and receiver assemblies, are built in the United States. The 928-960MHz units are assembled in Japan and tested in San Diego. Electronic components used in these products are readily available from a number of domestic and foreign suppliers. Additional manufacturing and assembly facilities are readily available in the United States.

Personnel:

The Company presently employs 37 full-time employees, and 2 part-time employee. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Patents, Trademarks and Licenses:

The Company has no patent protection for any of its products, nor has it registered any product trademarks.


Backlog, Warranties and Terms:

As of October 31, 1999, the Company had a sales order backlog of approximately $7,900,000, of which approximately $5,300,000 is expected to be delivered in the current fiscal year. This compares to backlog of $8,800,000 at October 31, 1998.

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


Competition:

Management estimates that RF Connector has over 50 competitors in a $800,000,000 coaxial connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market. Some of RF Connectors competitors have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product availability, service and value-added support to its distributors and OEM customers.

Major competitors for Neulink include Microwave Data Systems and Data Radio. Although a number of larger firms could enter Neulink's markets with similar products, Neulink's strategy is focused on serving and providing specific hardware and software combinations enabling the company to maintain a strong position in selected "niche" wireless applications.

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

Radio Regulation Division in Europe. The Company's present equipment is "type-accepted" for use in the United States and Canada.


Risks and Uncertainties:

The Company's business is subject to several risks and uncertainties, including, but not limited to: (a) technological developments which result in obsolescence or a change in demand for the Company's products, (b) political factors which may affect supply, pricing and availability of raw materials, (c) the highly competitive nature of the Company's industry and the impact that competitors new products and pricing may have on the Company's sales, (d) sales may vary due to general market and economic conditions, (e) reliance on distributors and distributors decisions to add competing product lines or discontinue RF products and other risks and uncertainties.


ITEM 2. PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. The rapid growth of both divisions of the Company required the leasing of an additional building to house the Neulink Division in 1996. The building is located adjacent to our corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,400 square feet which houses the production and sales staff of the Neulink Division. The lease on both buildings will terminate in May 31, 2000. The monthly rental is approximately $8,040 plus utilities, maintenance and insurance.


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


Quarter                                                     High          Low
---------                                                  ------        ------
Fiscal 1999
------------

November 1, 1998 - January 31, 1999 ...............        2 5/16        1 7/8
February 1, 1999 - April 30, 1999 .................        2 1/8         1 11/16
May 1, 1999 - July 31, 1999 .......................        2 1/8         1 3/4
August 1, 1999 - October 31, 1999 .................        2             1 17/32

Fiscal 1998

November 1, 1997 - January 31, 1998 ...............        2 7/8         2
February 1, 1998 - April 30, 1998 .................        3             1 1/8
May 1, 1998 - July 31, 1998 .......................        3 1/8         1 1/4
August 1, 1998 - October 31, 1998 .................        2 7/16        11/2


On December 31, 1999, the closing, high and low bid prices of the Company's Common Stock were $2.03 and $1.76, respectively.

As of December 31, 1999, there were 816 holders of the Company's Common Stock per records of the Company's transfer agent, Continental Stock Transfer Co., New York, NY.

The Company has not paid and does not presently intend to pay cash dividends on its Common Stock.

RF Industries is implementing NASDAQ's Corporate Governance Requirements. This annual report, the shareholder proxy solicitation and the Stockholders' meeting tentatively scheduled for April 30, 1999 are part of these requirements. The Company's Audit Committee met once in 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 1999 and 1998:


                                                                1999                     1998
                                                       ----------------------    ----------------------
                                                                    % Total                   % Total
                                                         Amount      Assets       Amount       Assets
                                                       ----------------------    ----------------------

Cash and cash equivalents .........................   $1,100,816      15.9%     $1,209,143      19.3%
Investments in available-for-sale securities.......    2,043,959      29.5       1,129,582      18.0
Current assets ....................................    6,648,954      95.9       5,992,249      95.7
Current liabilities ...............................      446,339       6.4         662,320      10.6
Working capital ...................................    6,202,615      89.4       5,329,929      85.1
Property and equipment - net ......................      134,835       1.9         162,774       2.6
Total assets ......................................    6,936,689     100.0       6,259,923     100.0
Stockholders' equity ..............................    6,490,350      93.6       5,597,603      89.4


Liquidity and Capital Resources:

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 2000. Management believes that any financing requirements can be met through a combination of cash and investments held as of October 31, 1999, internally generated cash flow, advance payments from customers and borrowing on favorable credit terms from commercial banking establishments.

There is little expected need for additional capital equipment in fiscal 2000. In the past, the Company has financed much of its fixed asset requirements through capital leases. No additional capital equipment purchases have been identified that would require significant additional leasing or capital obligations during fiscal 2000. Management also believes that based on the Company's financial condition at October 31, 1999, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary.

Results of Operations:

The following summarizes the key components of the results of operations for the years ended October 31, 1999 and 1998:

                                     1999                           1998
                             ----------------------        ---------------------
                                            % of                         % of
                                Amount      Sales            Amount      Sales
                             ----------   ---------        ----------  ---------
Net sales ................   $6,140,128     100  %         $6,517,540     100  %
Cost of sales ............    2,841,090      46.3           3,258,640      50.0
                             ----------    -------         ----------    -------
Gross profit .............    3,299,038      53.7%          3,258,900      50.0%
Engineering expenses .....      257,221    =======            400,240    =======
Selling and general ......    1,840,161                     1,677,480
                             ----------                    ----------
Operating income .........    1,201,656                     1,181,180
Other income, net ........      122,945                       104,819
                             ----------                    ----------
Income before income taxes    1,324,601                     1,285,999
Income taxes .............      500,700                       529,000
                             ----------                    ----------
Net income ...............   $  823,901                    $  756,999
                             ==========                    ==========


Net sales decreased $377,412 or 5.8% in 1999 compared to 1998. The decrease is primarily attributable to a $353,245 decline in sales at the RF Neulink Division to $991,551 from $1,344,796 in fiscal 1998. Sales at the RF Connector Division decreased $24,167 to $5,148,577 from $5,172,744 the previous year.

The gross profit increased by $40,138 to $3,299,038 in 1999 from $3,258,900 in 1998. As a percent of sales, gross margin increased to 53.7% from 50% of sales in 1998 due to a favorable sales mix and tighter inventory controls.

Engineering expenses declined $143,019 to $257,221 compared to $400,240 in 1998. As a percent of sales, engineering expenses declined to 4.2% compared to 6.1% in 1998. The decline in engineering expenses is attributable to a reduction in the amount of research and development.

Selling and general expenses increased $162,681 to $1,840,161 from $1,677,480 in 1998. As a percent of sales, selling and general expenses increased to 30.0% from 25.7% in 1998. The increase is due to increased trade show, travel and advertising expenses.

The $20,476 increase in operating income to $1,201,656 from $1,181,180 in the previous year is attributable to the increase in gross profit.

Other income, net increased by $18,126. The increase is due to higher average cash balances and investments during the year which increased interest income.

Net income increased $66,902 to $823,901 compared to net income of $756,999 in 1998. The increase in net income is due to higher gross profits and increased interest income.

General Outlook:

Management believes that because of a number of achievements during the year ended October 31, 1999, the Company could maintain steady growth in the year ending October 31, 2000.

As explained above, management believes the Company has capital resources available to fund operations at current and expanded levels.

Every year, we find more efficient ways to meet our customers needs and manufacture top quality products. As a result, even with the minimal sales decrease in 1999, profits have continued to grow. To build stockholder value, RF Industries must achieve more earnings growth in the years ahead. We are continuing to pursue viable mergers and acquisitions. We are strengthening our mergers and acquisitions team to insure stockholder value. However, we cannot assure that any mergers will be consummated or that they will, if consummated, result in increased earnings.

When appropriate, we will continue to buy back RFIL shares from the open market.

RF Industries has been able to continue its earnings growth, significantly increase cash and improve operating margins in the past six years. Despite sales fluctuations, the Company's earnings have improved, we are debt free and our stockholders' equity continues to steadily grow. We have a solid position in the coaxial connector market and are working to expand Neulink's sales and product lineup.


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

The Company modified or replaced portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software, the effects of the Year 2000 issue can be mitigated. The Company utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased was capitalized; all other costs were expensed as incurred. Overall, these costs have not had a material effect on the results of operations.

In addition, the Company has assessed the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and accountants' report are attached hereto as pages F-1 to F-18 and filed as part of this Annual Report:

o      Report of  J.H. Cohn LLP, Independent Public Accountants
o      Balance Sheet as of October 31, 1999
o      Statements of Income for the years ended October 31, 1999 and 1998
o      Statements of  Stockholders'  Equity for the years ended October 31, 1999 and 1998
o      Statements of Cash Flows for the years ended October 31, 1999 and 1998
o      Notes to Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:        Age      Date of Election    Position
----------       -----    -----------------   ----------

Jack A. Benz      66       February 1990       Chairman
John Ehret        62       November 1991       Director
Howard F. Hill    59       November 1979       President/Chief Executive Officer
Henry E.Hooper    46       January 1998        Director
Robert Jacobs     48       May 1997            Director

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table:

The Company does not have any executive officer, other than the president, paid in excess of $100,000 The following table presents the annual cash and other compensation of Howard F. Hill, the Company's President:

SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                Annual Compensation                              Awards
   -------------------------------------------        --------------------------

  (a)            (b)       (c)        (d)                (f)             (g)
Name
and Prin-                                              Restricted
cipal                                                  Stock            Options
Position        Year     Salary($)   Bonus($)          Awards          SARs (#)
-----------    ------   ----------  ---------         -----------     ----------

Howard Hill     1999    $125,000     $25,000              0             4,000
President       1998     $85,000     $25,000              0             4,000
                1997     $85,000           0              0             4,000

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

Option Tables:

The following table depicts the options granted to the President during the year ended October 31, 1998:


Option Grants in Last Fiscal Year

                                Individual Grants
   --------------------------------------------------------------------------
         (a)               (b)            (c)          (d)            (e)

                                       % of Total
                         Number of      Options
                        Securities     Granted to    Exercise
                        Underlying     Employees     or Base
                          Options      in Fiscal     Price per     Expiration
        Name            Granted (#)      Year         Share           Date
   --------------      ------------   ------------  ----------   --------------
Howard Hill, President
 Incentive Stock Option     2,000          4%         $1.56      October, 2009
 Non-Qualified Option       2,000         16%         $1.33      October, 2009


The following table depicts the options held by the President as of October 31, 1999:


        Aggregated Option Exercises and Fiscal Year End Option Positions
      -------------------------------------------------------------------

                                                  Number of         Value of
                                                  Unexercised       Unexercised
                                                  Options at        Options at
                     Shares                         FY-End            FY-End
                   Acquired on      Value         Exercisable      Exercisable
                    Exercise       Realized        /Unexer-         /Unexer-
  Name                 #              $             cisable          cisable
--------          -----------     ----------     -------------    -------------

Howard F. Hill,
President            20,000       $17,800          504,000/         $689,080/
                                                         0                 0

Meetings of the Board of Directors and Committees

During the fiscal year ended October 31, 1999, the Board of Directors met four times. The Board of Directors has an Audit Committee. All Board members attended more than 75% of the aggregate number of Board meetings and meetings of committees on which each served during the fiscal year ended October 31, 1999.

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

Employment Contracts:

The Company has no employment or severance agreements for annual payments of more than $100,000. However, on June 1, 1994, the Company entered into a six year, renewable employment contract with the President calling for annual compensation of $85,000, raised to $125,000 in 1999, plus a bonus to be determined by the Board. In addition, the employment contract granted the President options to acquire 500,000 shares of common stock at $.10 per share. Such options vest ratably over the six year term of the initial agreement. At October 31, 1999, options to purchase all 500,000 shares were vested.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

The following table sets forth certain information with respect to all shareholders who are beneficial owners of more than 5% of the Company's outstanding common stock, by each director and by all directors and officers as a group as of October 31, 1999. The beneficial owner is the owner of record and has sole voting and investment power over the shares shown, except as otherwise indicated.

                                                Number of
                                                Shares (1)        Percentage (1)
 Name and Address                              Beneficially       Beneficially
 of Beneficial Owner                              Owned              Owned
---------------------                         --------------    ---------------


Hytek International
690 West 29th Street
Hialeah, FL 33010 ............................ 1,267,167              41.2%

Jack A. Benz
7610 Miramar Rd.
San Diego, CA 92126 ..........................    56,000 (2)           1.7%

Howard F. Hill
7610 Miramar Rd.
San Diego, CA 92126 ..........................   541,000 (3)          17.1%

John Ehret
3370 San Fernando Rd. #206
Los Angeles, CA 90065 ........................    29,000 (4)           0.9%

Robert Jacobs
Neil Berkman Associates
1900 Ave of the Stars, #2850
Los Angeles, CA 90067 ........................    89,000 (5)           2.8%

Henry Hooper
7610 Miramar Rd.
San Diego, CA 92126 ..........................    19,055 (6)           0.6%


All Directors & Officers as a group...........   758,455 (7)          24.0%


(1) Shares available through outstanding options which are exercisable within 60 days of this report are treated as outstanding for purposes of computing the number and percentage of shares each stockholder beneficially owns.

(2) Includes 10,000 shares which Mr. Benz has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(3) Includes 504,000 shares which Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(4) Includes 10,000 shares which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(5) Includes 50,000 shares which Neil Berkman Associates has the right to acquire upon exercise of vested options, and 19,900 that Robert Jacobs has the right to acquire upon exercise of options.

(6) Includes 18,555 shares which Mr. Hooper has the right to acquire upon exercise of options exercisable within 60 days of the date of this report.

(7) Includes 585,955 shares which all Directors and Officers, as a group, have the right to acquire upon exercise of options exercisable within 60 days of the date of this report.


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

RF INDUSTRIES, LTD.


Date: February 14, 2000                 By:       /s/  Howard F. Hill
                                           ------------------------------------
                                               Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: February 14, 2000                By:       /s/  Jack A. Benz
                                           ------------------------------------
                                                Jack A. Benz, Chairman -
                                                  Board of Directors


Dated: February 14, 2000                By:      /s/  Terrie Gross
                                           ------------------------------------
                                           Terrie Gross, Chief Financial Officer
                                               (Principal Accounting Officer)


Dated: February 14, 2000                By:      /s/  Howard F. Hill
                                           ------------------------------------
                                         Howard F. Hill, Chief Executive Officer


Dated: February 14, 2000                By:        /s/  John Ehret
                                           ------------------------------------
                                                  John Ehret, Director


Dated: February 14, 2000                By:        /s/  Henry Hooper
                                          -------------------------------------
                                                  Henry Hooper, Director


Dated: February 14, 2000                By:       /s/ Robert Jacobs
                                           ------------------------------------
                                                 Robert Jacobs, Director

                               RF INDUSTRIES, LTD.



                          INDEX TO FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                   PAGE
                                                                  ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.......................     F-2

BALANCE SHEET
OCTOBER 31, 1999...............................................     F-3

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1999 AND 1998..........................     F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1999 AND 1998..........................     F-5

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1999 AND 1998..........................     F-6

NOTES TO FINANCIAL STATEMENTS..................................  F-7/18




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ------------------------------------------

To the Stockholders
RF Industries, Ltd.


We have audited the accompanying balance sheet of RF INDUSTRIES, LTD. as of October 31, 1999, and the related statements of income, stockholders' equity and cash flows for the years ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 1999, and its results of operations and cash flows for the years ended October 31, 1999 and 1998, in conformity with generally accepted accounting principles.




                                                        J.H. COHN LLP

San Diego, California
January 7, 2000

                               RF INDUSTRIES, LTD.

                                 BALANCE SHEET
                                OCTOBER 31, 1999

                                     ASSETS

Current assets:
    Cash and cash equivalents ..................................     $1,100,816
    Investments in available-for-sale securities ...............      2,043,959
    Trade accounts receivable, net of allowance for
        doubtful accounts of $42,000 ...........................        757,665
    Notes receivable ...........................................         12,000
    Inventories, net of valuation allowance of $47,000 .........      2,413,123
    Prepaid expenses and deposits ..............................        247,391
    Deferred tax assets ........................................         74,000
                                                                     ----------
           Total current assets ................................      6,648,954

Property and equipment:
    Equipment and tooling ......................................        481,768
    Furniture and office equipment .............................        184,002
                                                                        665,770
    Less accumulated depreciation ..............................        530,935
           Total ...............................................        134,835

Note receivable from stockholder ...............................         70,000
Deferred tax assets ............................................         78,000
Other assets ...................................................          4,900
                                                                     ----------

             Total .............................................     $6,936,689
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..........................................     $    88,496
    Accrued expenses ..........................................         357,843
                                                                    -----------
           Total liabilities ..................................         446,339

Commitments and contingencies

Stockholders' equity:
    Common stock - authorized 10,000,000 shares of $.01
        par value; 3,148,598 shares issued ....................          31,486
    Additional paid-in capital ................................       4,400,868
    Retained earnings .........................................       2,348,351
    Unearned compensation .....................................        (211,602)
    Receivables from sale of stock ............................         (25,900)
    Treasury stock, at cost - 29,400 shares ...................         (52,853)
                                                                    -----------
           Total stockholders' equity .........................       6,490,350

           Total ..............................................     $ 6,936,689
                                                                    ===========

See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 1999 AND 1998

                                                       1999             1998
                                                   -----------      -----------

Net sales ....................................     $ 6,140,128      $ 6,517,540
Cost of sales ................................       2,841,090        3,258,640
                                                   -----------      -----------

Gross profit .................................       3,299,038        3,258,900
                                                   -----------      -----------

Operating expenses:
    Engineering ..............................         257,221          400,240
    Selling and general ......................       1,840,161        1,677,480
                                                   -----------      -----------
        Totals ...............................       2,097,382        2,077,720
                                                   -----------      -----------

Operating income .............................       1,201,656        1,181,180

Other income .................................         123,432          105,677

Interest expense .............................            (487)            (858)
                                                   -----------      -----------

Income before provision for income taxes .....       1,324,601        1,285,999

Provision for income taxes ...................         500,700          529,000
                                                   -----------      -----------

Net income ...................................     $   823,901      $   756,999
                                                   ===========      ===========

Earnings per share:
    Basic ....................................     $       .27      $       .25
                                                   ===========      ===========

    Diluted .................................      $       .23      $       .21
                                                   ===========      ===========







                                              See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1999 AND 1998


                                                           Additional                           Receivables                 Total
                                         Common Stock       Paid-In     Retained   Unearned      from Sale    Treasury  Stockholders
                                      Shares      Amount     Capital    Earnings  Compensation   of Stock      Stock       Equity
                                     --------    --------  ----------   --------  ------------  -----------  ----------  -----------

Balance, November 1, 1997 ........   3,064,598   $30,646   $4,803,366   $767,451   $(895,447)                            $4,706,016

Shares issued on exercise
of stock options ..................     14,000       140        1,260                                                         1,400

Grant of compensatory stock options
  for purchase of 180,000 shares ..                           376,200               (376,200)

Effect of cancellation of compen-
  satory stock options for purchase
  of 180,000 shares ...............                          (806,958)               806,958

Amortization of unearned compen-
  sation ..........................                                                  133,188                                133,188

Net income ........................                                      756,999                                            756,999
                                     ---------  ---------   ----------  ---------   ---------                              ---------

Balance, October 31, 1998 .........  3,078,598    30,786    4,373,868  1,524,450    (331,501)                             5,597,603

Shares issued on exercise of stock
  options .........................     70,000       700       27,000                             $(25,900)                   1,800

Amortization of unearned compen-
  sation ..........................                                                  119,899                                119,899

Purchase of 29,400 shares of
  treasury stock ..................                                                                          $(52,853)      (52,853)

Net income ........................                                      823,901                                            823,901
                                     ---------  ---------   ---------   ---------   ---------    ----------   ---------   ----------


Balance, October 31, 1999 .........  3,148,598   $31,486  $4,400,868  $2,348,351   $(211,602)     $(25,900)  $(52,853)   $6,490,350
                                    ==========  ========  ==========  ==========   ===========    =========  =========   ===========


See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 1999 AND 1998

                                                                         1999          1998
                                                                      ----------    ----------

Operating activities:
    Net income ..................................................   $   823,901    $   756,999
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for bad debts ..................................        12,000
       Depreciation .............................................        55,201         50,309
       Amortization of unearned compensation ....................       119,899        133,188
       Deferred income taxes ....................................        14,000        (35,000)
       Changes in operating assets and liabilities:
          Trade accounts receivable .............................        37,004        (41,236)
          Inventories ...........................................        53,325       (214,866)
          Prepaid expenses and deposits and other assets ........        (2,984)        48,811
          Accounts payable ......................................      (115,154)        49,394
          Accrued expenses ......................................      (100,827)       163,283
                                                                    -----------    -----------
              Net cash provided by operating activities .........       896,365        910,882
                                                                    -----------    -----------

Investing activities:
    Purchases of investments in available-for-sale securities ...      (914,377)      (486,783)
    Capital expenditures ........................................       (27,262)       (93,943)
    Increase in notes receivable ................................       (12,000)
                                                                                   -----------
              Net cash used in investing activities .............      (953,639)      (580,726)
                                                                    -----------    -----------

Financing activities:
    Proceeds from shares issued on exercise of stock options ....         1,800          1,400
    Purchase of treasury stock ..................................       (52,853)
                                                                    -----------    -----------
              Net cash provided by (used in) financing activities       (51,053)         1,400
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............      (108,327)       331,556

Cash and cash equivalents at beginning of year ..................     1,209,143        877,587
                                                                    -----------    -----------

Cash and cash equivalents at end of year ........................   $ 1,100,816    $ 1,209,143
                                                                    ===========    ===========

Supplemental cash flow information:
    Interest paid ...............................................   $       487    $       858
                                                                    ===========    ===========

    Income taxes paid ...........................................   $   612,124    $   423,815
                                                                    ===========    ===========



See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS




Note 1 - Business  activities and summary of significant accounting policies:
               Business activities:
                    The Company's business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications (the "RF CONNECTOR Division") and the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Division"). Management considers each division to be a separate business segment (see Note 6).

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

               Investments:
                    Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in mutual fund units have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, as a separate component of stockholders' equity until realized.

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

               Research and development:
                    Costs and expenses related to research and development are expensed as incurred. Research and development expenses charged to operations were approximately $35,000 and $174,000 in 1999 and 1998, respectively.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business activities and summary of significant accounting policies (continued):
               Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $72,000 and $38,000 in 1999 and 1998, respect-ively.

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

               Stock options:
                    In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                    Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

               Earnings per share:
                    Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business  activities and summary of  significant  accounting   policies
        (concluded):
               Earnings per share (concluded):
                   The following table summarizes the calculation of basic and diluted earnings per share:

                                                                              1999         1998
                                                                           ----------   ----------

                    Numerators:
                       Net income (A) .................................   $  823,901   $  756,999
                                                                           ==========   ==========

                    Denominators:
                       Weighted average shares outstanding for basic
                           net earnings per share (B) .................    3,098,689    3,071,486
                       Add effects of potentially dilutive securities -
                           assumed exercise of stock options ..........      543,663      531,595
                                                                           ----------   ----------

                       Weighted average shares for diluted net
                           earnings per share (C) .....................    3,642,352    3,603,081
                                                                           ==========   ==========

                    Basic net earnings per share (A)/(B) ..............          .27          .25
                                                                           ==========   ==========

                    Diluted net earnings per share (A)/(C) ............          .23          .21
                                                                           ==========   ==========

               Recent accounting pronouncements:
                    The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of October 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended October 31, 1999 and 1998.


Note 2 - Concentration of credit risk and sales to major customers:
                The Company maintains its cash balances primarily in one financial institution. As of October 31, 1999, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $81,275. In addition, two unsecured money market accounts totaling $919,041 were held at October 31, 1999. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

                Sales to one customer represented 16% of total sales in 1999 and 1998 and sales to another customer represented 13% of total sales in 1998.


Note 3 - Investments:
               At October 31, 1999, investments in available-for-sale securities consisted of units of mutual funds that invest primarily in short-term, secured obligations. The investments were carried at cost which approximated fair value at October 31, 1999. Gross unrealized holding gains and losses on these investments were not material as of October 31, 1999 or 1998. There were no realized gains or losses from sales of investments during 1999 or 1998.


Note 4 - Inventories:
               Inventories consisted of the following as of October 31, 1999:

                  Raw materials and supplies .....................   $  295,215
                  Finished goods .................................    2,164,908
                                                                     -----------
                     Total........................................    2,460,123
                  Less allowance for slow-moving inventory........       47,000
                                                                     -----------
                     Total........................................   $2,413,123

               Charges to earnings to reduce the carrying value of slow-moving inventory to estimated fair values were not material in 1999 and 1998.


Note 5 - Lease commitments:
               The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2000 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 1999. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through June 2001.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 5 - Lease commitments (concluded):
               Total rent expense under all operating leases totalled $99,062 and $92,029 in 1999 and 1998, respectively.

               Minimum lease payments under these operating leases for years subsequent to October 31, 1999 are as follows:

                       Year Ending
                       October 31,
                      -------------
                          2000......................................    $58,000
                          2001......................................      5,000
                                                                        --------

                             Total..................................    $63,000
                                                                        ========

Note 6 - Segment information:
               During 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales in the same format reviewed by the Company's management (the "management approach").

               Management identifies the Company's segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. Accordingly, the Company's two business segments are centered on the operations associated with the RF CONNECTOR Division and the NEULINK Division. Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company evaluates the performance of each segment based on income or loss from operations before income taxes. The Company has no significant intersegment sales or transfers. Assets are managed on a corporate basis. The Company allocates depreciation and other indirect expenses at a rate of 80% to the RF CONNECTOR Division and 20% to the NEULINK Division.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Segment Information (concluded):
               Net sales, income (loss) before provision for income taxes and other related segment information as of October 31, 1999 and for the years ended October 31, 1999 and 1998 follows:

                                                                               Common/
                                                Connector        Neulink       Corporate      Total
                                               -----------    -----------     -----------  -----------

                1999
                ----
                Net sales .................   $ 5,148,576     $ 991,552                    $ 6,140,128
                Income (loss) before
                  provision for income
                  taxes ...................     1,296,972       (98,887)       $ 126,516     1,324,601
                Depreciation ..............        44,161        11,040                         55,201
                Research and
                  development expense......        20,903        13,610                         34,513
                Total assets ..............                                                  6,936,689

                1998
                ----
                Net sales .................   $ 5,172,743   $ 1,344,797                    $ 6,517,540
                Income (loss) before
                  provision for income
                  taxes ...................     1,229,494       (48,314)       $ 104,819     1,285,999
                Depreciation ..............        40,247        10,062                         50,309
                Research and
                 development expense.......        16,527       157,725                        174,252
                Total assets ..............                                                  6,259,923


               The Company attributes revenues to geographic areas based on the location of the customers. The following table presents the revenues of the Company by geographic area for the year ended October 31, 1999:

                  United States..................................    $5,244,973
                  Foreign countries..............................       895,155
                                                                     -----------
                     Total.......................................    $6,140,128
                                                                     ===========

               No individual foreign country accounted for more than 10% of total net sales for the year ended October 31, 1999.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Income taxes:
               The net provision for income taxes consisted of the following provisions and (credits):
                                                             1999         1998
                                                           --------     --------
                  Current:
                     Federal .........................   $ 377,500    $ 443,300
                     State ...........................     109,200      120,700
                                                          ---------    ---------
                                                           486,700      564,000
                                                          ---------    ---------
                  Deferred:
                     Federal .........................      18,000      (30,000)
                     State ...........................      (4,000)      (5,000)
                                                          ---------    ---------
                                                            14,000      (35,000)
                                                          ---------    ---------
                       Totals ........................   $ 500,700    $ 529,000
                                                          =========    =========

               Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:


                                                        1999                    1998
                                                ---------------------   --------------------
                                                          % of Pretax            % of Pretax
                                                 Amount     Income       Amount     Income
                                                --------  -----------   -------- -----------

               Income tax at Federal
                statutory rate .............   $ 450,360     34.0%     $ 437,240     34.0%

               State tax provision, net
                of Federal tax benefit .....      83,600      6.3        93,434       7.3

               Other credit ................     (33,260)    (2.5)       (1,674)      (.2)
                                                ---------    -----     ---------     -----

                 Net provision for income
                   taxes ...................   $ 500,700     37.8%    $ 529,000      41.1%
                                                =========    =====     =========     =====


               The  Company's   total  deferred  tax  assets  and  deferred  tax
               liabilities at October 31, 1999 are as follows:

                                                           1999          1998
                                                        -----------   ----------

                  Total deferred tax assets............   $190,000     $204,000
                  Total deferred tax liabilities.......    (38,000)     (38,000)
                                                         ----------   ----------

                     Net deferred tax assets...........   $152,000     $166,000
                                                         ==========   ==========

               The temporary differences generating net current and noncurrent deferred tax assets were primarily related to accrued vacation expense, reserves for doubtful accounts, deferred compensation and inventory obsolescence.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Stock options:
                Incentive and Non-Qualified Stock Option Plans:
                    The Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") during fiscal 1990 that provides for grants of options to purchase up to 500,000 shares of common stock to employees of the Company. Under the Incentive Plan, the option price cannot be less than the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. Options vest immediately upon grant.

                Incentive and Non-Qualified Stock Option Plans (concluded):
                    The Board of Directors also approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under the Non-Qualified Plan, the option price cannot be less than 85% of the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. Options vest immediately upon grant.

                Compensatory stock option plans:
                    The Company granted to its President an option for the purchase of 500,000 shares of common stock at $.10 per share pursuant to the terms of his employment contract dated June 1, 1994 that became effective as of July 1, 1993. Options for the purchase of 83,333 shares vested annually from July 1994 through July 1999. The difference of $230,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $25,569 and $38,333 was amortized to compensation expense in 1999 and 1998, respectively.

                    Additionally, in connection with an agreement for the provision of public relations services, on January 1, 1996, the Company granted a consultant an option to purchase 50,000 shares of common stock at $.94 per share, the market value of a share of common stock on January 1, 1996 and, accordingly, no charges for compensation are being made in connection with these options. Options to purchase 10,000 shares vest annually from January 1, 1996 through January 1, 2000.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Stock options (continued):
                Compensatory stock option plans (concluded):
                    The Company granted to two executives options to purchase a total of 200,000 shares of common stock at $.10 per share pursuant to the terms of their employment contracts dated January 1, 1997. Options to purchase 20,000 shares were originally scheduled to vest and become exercisable annually from January 1, 1998 through January 1, 2007. The difference of $905,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and was being amortized over the vesting period. A total of $22,630 was amortized to compensation expense in 1998. On February 1, 1998, the remaining unvested options for the purchase of a total of 180,000 shares were cancelled and options for the purchase of 180,000 shares at $.10 per share were granted to the two executives of which options to purchase 45,000 shares are scheduled to vest and become exercisable annually from March 1, 1998 through February 1, 2002. The cancellation of the options resulted in the reversal of the remaining unearned compensation of $806,958 in 1998. In connection with the reissuance of the options on February 1, 1998, the difference of $376,200 between the market value and the aggregate purchase price of the shares subject to option at the date of the reissuance was initially recorded as unearned compensation and deducted from stockholders' equity, and is being amortized over the vesting period. A total of $94,056 and $70,538 was amortized to compensation expense in 1999 and 1998, respectively.

                    The Company granted to an executive an option to purchase 15,000 shares of common stock at $4.40 per share pursuant to the terms of an employment contract dated January 1, 1997. The options vested on January 1, 1998; however they were not exercisable until January 1, 1999. The difference of $3,375 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $274 and $1,687 was amortized to compensation expense in 1999 and 1998, respectively.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Stock options (continued):
                Additional required disclosures related to stock option plans:
                    Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options other than the amounts attributable to the compensatory options granted to the executives described above. Had compensation cost been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net income and net income per share in 1999 and 1998 would have been reduced to the pro forma amounts set forth below:

                                                            1999         1998
                                                          --------     ---------

                       Net income - as reported.........  $823,901     $756,999
                       Net income - pro forma...........  $753,517     $625,757

                       Basic earnings per share:
                          As reported...................      $.27         $.25
                          Pro forma.....................      $.23         $.21

                       Diluted earnings per share:
                          As reported...................      $.24         $.20
                          Pro forma.....................      $.21         $.17

                    The fair value of each option granted in 1999 and 1998 was estimated on the date of grant using the Black-Sholes option - pricing model with the following weighted average assumptions:

                                                       1999              1998
                                                     --------          --------
                      Dividend yield................       0%               0%
                      Expected volatility...........      23%              90%
                      Risk-free interest rate.......     6.5%               7%
                      Expected lives................ 10 years    1 to 10 years

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Stock options (concluded):
           Additional required disclosures related to stock option plans (concluded):
             Additional information regarding all of the Company's outstanding stock options at October 31, 1999 and 1998 and changes in outstand-ing stock options in 1999 and 1998 follows:

                                                         1999                          1998
                                               -------------------------    -------------------------

                                                               Weighted                     Weighted
                                                  Shares       Average        Shares         Average
                                                 or Price      Exercise       or Price      Exercise
                                                Per Share        Price       Per Share       Price
                                               -----------    -----------   -----------    ----------

            Options outstanding at
             beginning of year ...............     965,263        .80         935,560          .84
            Options granted ...................     46,887       1.50         267,477          .66
            Options exercised .................    (70,000)       .40         (14,000)         .10
            Options canceled ..................                              (180,000)         .10
            Options forfeited .................    (24,917)      3.44         (43,774)        3.78
                                                -----------    --------      ---------     --------
            Options outstanding at end of year     917,233        .79         965,263            .80
                                                ===========    ========      =========     ========

            Option price range at end of year   $.10-$5.75                 $.10-$5.75

            Options available for grant at
             end of year .....................     179,954                    201,924

            Weighted average fair value of
             options granted during the year..  $     1.50                 $     2.00

            Option price range for options
             exercised during the year .......  $.10-$1.00                 $      .10


          The following table summarizes information about stock options out-standing at October 31, 1999, all of which are at fixed-prices:

                                                      Options                    Options
                                                    Outstanding                 Exercisable
                                            --------------------------     -----------------------
                                             Weighted
                                              Average       Weighted                     Weighted
               Range of                      Remaining       Average                      Average
               Exercise          Number     Contractual     Exercise        Number       Exercise
               Prices        Outstanding       Life          Price        Exercisable      Price
          ----------------   -----------   ------------    ----------     -----------    ---------

                   $.10         628,000        4.9            $.10          529,000        $.10
                   $.94          50,000        2.0            $.94           40,000        $.94
            $1.28-$1.87         137,456        8.6           $1.65          137,456       $1.65
            $2.13-$2.50          54,320        8.0           $2.34           54,320       $2.34
                  $4.88           8,000         7            $4.88            8,000       $4.88
                  $5.75          39,457         7            $5.75           39,457       $5.75
                               --------                                    --------
                                917,233                                     808,233
                                =======                                     =======


                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 9 - Retirement plan:
                The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 1999 and 1998.


Note 10- Related party transactions:
                The note receivable from stockholder of $70,000 at October 31, 1999 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date.

                Receivables from the sale of stock arose from advances made to assist officers and employees in the exercise of stock options and, accordingly, are reported as a reduction of stockholders' equity in the accompanying balance sheet. The receivables are interest free and due prior to October 31, 2000.




                                      * * *