Form 10QSB
period 2000-01-31
R F INDUSTRIES LTD
filed 2000-03-20
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                       for Quarter ended January 31, 2000
                         Commission File Number 0-13301

                              RF INDUSTRIES, LTD.

             (Exact name of registrant as specified in its charter)

                                Nevada 88-0168936

          (State of Incorporation) (I.R.S. Employer Identification No.)

        7610 Miramar Road., Bldg. 6000, San Diego, California 92126-4202

              (Address of principal executive offices) (Zip Code)

                       (858) 549-6340 FAX (858) 549-6345

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

As of January 31, 2000, the registrant had 3,148,648 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION


Item 1: Financial Statements

                                                           BALANCE SHEET

                                                     January 31     October 31
                                                       2000            1999
                                                    ------------   ------------
                                                    (Unaudited)      (Audited)
    ASSETS
--------------
CURRENT ASSETS


Cash ................................................   $1,327,454   $1,100,816

Investments in available-for-sale securities ........    2,058,551    2,043,959

Trade accounts receivable less allowance
for doubtful accounts of $27,210 ....................      694,770      757,665

Notes receivable ....................................       12,000       12,000

Inventories - Note 3 ................................    2,629,184    2,413,123

Prepaid expenses and deposits .......................      244,781      247,391

Deferred tax assets .................................       74,000       74,000
                                                        -----------  -----------
     TOTAL CURRENT ASSETS ...........................    7,040,740    6,648,954

FIXED ASSETS

Furniture and office equipment ......................      201,314      184,002

Equipment and tooling ...............................      512,887      481,768
                                                         ----------   ----------

     Fixed assets, at cost ..........................      714,201      665,770

Less accumulated depreciation and amortization ......      545,085      530,935
                                                        -----------   ----------

     NET FIXED ASSETS ...............................      169,116      134,835

Note receivable from stockholder ....................       70,000       70,000

Deferred tax assets .................................       78,000       78,000

Other assets ........................................        4,900        4,900
                                                        -----------   ----------

     TOTAL ASSETS ...................................  $ 7,362,756   $6,936,689
                                                        ===========  ===========

                        See Notes to Financial Statements

                                                            BALANCE SHEET

                                                     January 31     October 31
                                                       2000            1999
                                                    ------------   ------------
                                                    (Unaudited)      (Audited)

LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------------------------

Accounts payable .................................   $   182,149    $    88,496

Accrued expenses .................................       445,121        357,843
                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES ...................       627,270        446,339


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued & outstanding 3,148,648 shares ..........        31,486         31,486

Additional paid-in capital .......................     4,400,868      4,400,868

Retained earnings ................................     2,569,974      2,348,351

Unearned compensation ............................      (188,088)      (211,602)

Receivables from sale of stock ...................       (25,900)       (25,900)

Treasury stock, at cost - 29,400 shares ..........       (52,854)       (52,853)
                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ..................     6,735,486      6,490,350
                                                      -----------    -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY .....................   $ 7,362,756    $ 6,936,689
                                                      ===========    ===========


                        See Notes to Financial Statements

                                                       STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                          Three Months Ended
                                                             January 31
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------

Net sales ........................................   $ 1,760,526    $ 1,330,798

Cost of Sales ....................................       845,255        661,605
                                                      -----------    -----------
   Gross profit ..................................       915,271        669,193

Operating expenses:

   Engineering ...................................        65,481         65,593

   Selling and general ...........................       508,726        411,820
                                                      -----------    -----------

       Total .....................................       574,207        477,413
                                                      -----------    -----------

   Income from operations ........................       341,064        191,780

Interest income, net .............................        30,559         31,448
                                                      -----------    -----------

    Income before provision for income tax .......       371,623        223,228

    Provision for income tax .....................      (150,000)       (89,000)
                                                      -----------    -----------

        Net income ...............................   $   221,623    $   134,228
                                                      ===========    ===========

Per share data:

        Basic earnings per share .................   $      0.07    $      0.04
                                                      ===========    ===========

        Diluted earnings per share ...............   $      0.06    $      0.04
                                                      ===========    ===========

Diluted shares outstanding .......................     3,707,526      3,603,081
                                                      ===========    ===========





                       See Notes to Financial Statements

                                                      STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                         Three months ended
                                                             January 31
                                                  ------------------------------
                                                        2000              1999
                                                  ------------------------------


OPERATING ACTIVITIES

Net income..........................................  $ 371,622       $ 134,228

Adjustments to reconcile net income
to net cash provided by operations

   Depreciation and amortization ...................     14,150          12,903
   Amortization of unearned compensation............     23,514          33,378
   Change in assets - (incr) decr:

  Accounts receivable - trade ......................     62,895          23,519
  Inventories.......................................   (216,061)         82,135
  Other assets......................................      2,610          40,504
Change in liabilities - incr (decr):
  Accounts payable..................................     99,379         (64,881)
  Accrued expenses..................................    (68,448)       (157,834)
                                                     ----------       ----------
Net cash provided by operating activities...........    289,661         103,952
                                                     ----------       ----------
INVESTING ACTIVITIES
  Purchase of available-for-sale securities.........          0         (16,847)
  Capital expenditures..............................    (48,431)         (5,125
                                                     ----------       ----------
Net cash used in investing activities...............    (48,431)        (21,972)
                                                     ----------       ----------
Net increase in cash
   and cash equivalents.............................    241,230          81,980
Cash and cash equivalents at the
   beginning of the period.........................   3,144,775       1,209,143
                                                     ----------      -----------
Cash and cash equivalents at
   the end of period..............................  $ 3,386,005     $ 1,291,123
                                                     ==========     ============


                       See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Management's opinion

                  In the opinion of management, the accompanying financial statements contain all adjustments necessary to present the financial position of RF Industries, Ltd. as of January 31, 2000 and the results of operations for the three month period ended January 31, 2000 and 1999.

Note 2 - Interim reporting

       The results of operation for the three month period ended January 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of inventory

                                                      January 31, 2000
                                                     ------------------
                                                         (Unaudited)

              Raw material and supplies................   $  394,078

              Finished goods...........................    2,235,106
                                                         ------------
                      TOTAL...........................   $ 2,629,184



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS 2000 VS. THREE MONTHS 1999

Net sales  increased  32.2%,  or $429,728,  to $1,760,526 from $1,330,798 in the first three months of fiscal 2000. RF Connectors sales increased 53.7% to $1,614,266, from the same period last year, due to cable assembly sales, new products and new distributors. RF Neulink sales were $146,260, down 48.9% from the same period last year. This decrease can be attributed to some customers delaying their delivery dates.

Cost of sales increased 27.7%, or $183,651, to $845,256 from $661,606 last year and as a percentage of sales decreased to 48% from 49.7% last year. The improvement in gross margin is attributable to the sales increase.

Engineering expenses decreased $112, to $65,481 from $65,593 last year.

Selling and general expenses increased 23.5% or $96,906, to $508,726 from $411,820 last year. The increase is due to increased travel, co-op advertising and insurance expenses. As a percent of sales, selling and administrative expenses declined to 28.9% from 30.9% due to the increase in sales.

Net interest income decreased $889 to $30,559 from $31,448 .

The provision for income taxes increased $61,000 due to the Company's increased profitability.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash increased $226,638 to $1,327,454 compared to the October 31, 1999 fiscal year balance of $1,100,816. Cash and investments are $3,386,005 at January 31, 2000.

Trade accounts receivable decreased $62,985, or 8.3% to $694,770 compared to the October 31, 1999 balance of $757,665, and decreased to 39.4% of sales for the quarter. This decrease is due to increased collection efforts.

Inventories increased $216,061 compared to the October 31, 1999 inventory level. This increase is in balance with the current demand.

Prepaid expenses and deposits decreased $2,610 from October 31, 1999 due to fewer deposits on inventory.

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

PART II.   OTHER INFORMATION


        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during fiscal quarter ended January 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RF INDUSTRIES, LTD.



Dated: March 15, 2000                  By:  /s/   Howard F. Hill
                                         -------------------------------------
                                           Howard F. Hill, President
                                           Chief Executive Officer


Dated: March 15, 2000                  By:  /s/   Terrie A. Gross
                                         -------------------------------------
                                           Terrie A. Gross
                                           Chief Financial Officer