Form 10QSB
period 2000-04-30
R F INDUSTRIES LTD
filed 2000-06-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        for Quarter ended April 30, 2000
                         Commission File Number 0-13301

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

As of April 30, 2000, the registrant had 3,402,054 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    Financial Statements                         CONDENSED BALANCE SHEET

                                                         April 30     October 31
                                                           2000          1999
                                                       -----------   -----------
      ASSETS                                           (Unaudited)     (Note 1)

CURRENT ASSETS

Cash ................................................   $  879,077   $1,100,816

Investments in available-for-sale securities ........    2,195,020    2,043,959

Trade accounts receivable less allowance
for doubtful accounts of $42,000 ....................      828,652      757,665

Notes receivable ....................................       12,000       12,000

Inventories .........................................    3,092,935    2,413,123

Prepaid expenses and deposits .......................      265,456      247,391

Deferred tax assets .................................       74,000       74,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    7,347,140    6,648,954

PROPERTY AND EQUIPMENT

Furniture and office equipment ......................      181,510      184,002

Equipment and tooling ...............................      666,200      481,768
                                                         ----------   ----------
        Property and equipment, at cost .............      847,710      665,770

Less accumulated depreciation and amortization ......      562,994      530,935
                                                         ----------   ----------

     NET PROPERTY AND EQUIPMENT .....................      284,716      134,835

Note receivable from stockholder ....................       70,000       70,000

Deferred tax assets .................................       78,000       78,000

Other assets ........................................        4,900        4,900
                                                         ----------   ----------
     TOTAL ASSETS ...................................   $7,784,756   $6,936,689
                                                         ==========   ==========


                   See Notes to Condensed Financial Statements

                                                        CONDENSED BALANCE SHEET

                                                         April 30     October 31
                                                           2000          1999
                                                       -----------   -----------
                                                       (Unaudited)     (Note 1)
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------------

CURRENT LIABILITIES

Accounts payable ................................... $   194,536    $    88,496

Accrued expenses ...................................     420,542        357,843
                                                      -----------    -----------
     TOTAL  LIABILITIES ............................     615,078        446,339
                                                      -----------    -----------

STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized - 10,000,000 shares

  Issued and outstanding 3,402,054 and
    3,148,59 shares.................................      34,021         31,486

Additional paid-in capital .........................   4,686,161      4,400,868

Retained earnings ..................................   2,850,631      2,348,351

Unearned compensation ..............................    (164,574)      (211,602)

Receivables from sale of stock .....................    (183,708)       (25,900)

Treasury stock, at cost (29,400 shares) ............     (52,853)       (52,853)
                                                      -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY ...................    7,169,678      6,490,350
                                                      -----------    -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY ......................  $ 7,784,756    $ 6,936,689
                                                      ===========    ===========




                   See Notes to Condensed Financial Statements


                                                       CONDENSED STATEMENTS OF OPERATIONS

                                                    (Unaudited)                (Unaudited)
                                                 Three Months Ended          Six Months Ended
                                               -----------------------    ----------------------
                                                  2000         1999         2000         1999
                                               -----------  ----------    ---------   ----------
Net sales ...................................  $1,892,453   $1,492,019   $3,652,979   $2,822,817

Cost of sales ...............................     865,837      747,537    1,711,092    1,409,142
                                               ----------   ----------   ----------   ----------
     Gross Profit ...........................   1,026,616      744,482    1,941,887    1,413,675
                                               ----------   ----------   ----------   ----------

Operating expenses:
     Engineering ............................      73,110       74,905      138,591      140,498

     Selling and general ....................     521,417      436,269    1,030,143      848,089
                                               ----------   ----------   ----------   ----------
       Total ................................     594,527      511,174    1,168,734      988,587
                                               ----------   ----------   ----------   ----------
     Operating income .......................     432,089      233,308      773,153      425,088

Interest income .............................      33,568       31,861       64,127       63,309
                                               ----------   ----------   ----------   ----------
Income before provision
     for income taxes .......................     465,657      265,169      837,280      488,397
Provision for
     income taxes ...........................     185,000      107,000      335,000      196,000
                                               ----------   ----------   ----------   ----------
     Net income .............................  $  280,657   $  158,169   $  502,280   $  292,397
                                               ==========   ==========   ==========   ==========
Per share data:
     Basic earnings per share ...............  $     0.08   $     0.05   $     0.15   $     0.09
                                               ==========   ==========   ==========   ==========
     Diluted earnings per share .............  $     0.08   $     0.04   $     0.14   $     0.08
                                               ==========   ==========   ==========   ==========
     Basic weighted average
          shares outstanding ................   3,343,838    3,078,598    3,247,035    3,078,598
                                               ==========   ==========   ==========   ==========
     Diluted weighted average
         shares outstanding..................   3,705,794    3,578,598    3,685,798    3,578,598
                                               ==========   ==========   ==========   ==========


                   See Notes to Condensed Financial Statements


                                                          CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                   Six Months Ended
                                                                        April 30
                                                                 ---------------------
OPERATING ACTIVITIES                                               2000         1999
                                                                 --------     --------
Net income ...............................................   $   502.280    $   292,397

Adjustments to reconcile net income
to net cash provided by (used in) operations

     Depreciation and amortization .......................        32,059         19,724
     Amortization of unearned compensation ...............        47,028         56,892
     Changes in operating assets and liabilities:
          Trade accounts receivable ......................       (70,987)       166,001
          Inventories ....................................      (679,812)       136,505
          Other assets ...................................       (18,065)        58,188
          Accounts payable ...............................       106,040       (135,681)
          Accrued expenses ...............................        62,699       (209,323)
                                                              -----------    -----------
 Net cash  provided by (used in) operating activities ....       (18,758)       384,703
                                                              -----------    -----------
INVESTING ACTIVITIES
         Purchase of available-for-sale securities .......      (151,061)       (37,102)
         Capital expenditures ............................      (181,940)       (12,841)
                                                              -----------    -----------
 Net cash used in investing activities ...................      (333,001)       (49,943)
                                                              -----------    -----------
FINANCING ACTIVITIES
          Purchase of treasury stock .....................             0        (52,853)
          Proceeds from exercise of common stock options..       130,020              0
                                                              -----------    -----------
 Net cash provided by (used in) financing activities .....       130,020        (52,853)
                                                              -----------    -----------
 Net  increase (decrease)  in cash and cash equivalents..       (221,739)       281,907
 Cash and cash equivalents at the
      beginning of the period ...........................      1,100,816      1,209,143
                                                             -----------    -----------
 Cash and cash equivalents at the end of period ..........   $   879,077    $ 1,491,050
                                                             ===========    ===========



                   See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of RF Industries, Ltd. (the "Company") as of April 30, 2000, and its results of operations and cash flows for the three and six months ended April 30, 2000 and 1999. Information included in the condensed balance sheet as of October 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 1999 and for the years ended October 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended October 31, 1999 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Statements and the other information also included in the 10-KSB.

Note 2 - Interim reporting

The results of operations for the three month and six month periods ended April 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of inventory

                                                          April 30, 2000
                                                         ----------------
                                                           (Unaudited)

         Raw material and supplies.......................    $  371,150

         Finished goods..................................     2,721,785
                                                          --------------
         TOTAL...........................................   $ 3,092,935
                                                          ==============




Note 4 - Segment information

As further explained in Note 6 of the notes to the Audited Financial Statements, the Company reports segment sales in the same format reviewed by the Company's management (the "management approach"). Management identifies the Company's segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different market in accordance with their customer base and product usage. Accordingly, the Company's two business segments are centered on the operations associated with the RF CONNECTOR Division and the NEULINK Division.

Net sales and other related segment information for the six months ended April 30, 2000 and 1999 as follows:

                                     Connector         Neulink          Total
                                    -----------      -----------      ---------
        2000
     ----------

Net sales ......................... $3,372,449       $  280,530       $3,652,979
Income (loss) before
provision for income taxes.........    860,216          (22,936)         837,280

       1999
    ----------

Net sales ......................... $2,238,545        $  584,272      $2,822,817
Income (loss) before
provision for income taxes.........    523,778           (35,381)        488,397

Note 5 - Stock options:

The Company's stock option plans are described in Note 8 of the notes to the Audited Financial Statements. The number of shares subject to options as of November 1, 1999 and April 30, 2000 and the changes in the number of shares subject to options during the six months ended April 30, 2000 is set forth below:

[TABLE IS FOR ILLUSTRATIVE PURPOSES ONLY]
 ---------------------------------------


                                              Number of            Range of
                                               Shares            Exercise Price
                                         ------------------    -----------------

Options outstanding, November 1, 1999.......   917,233            $.10 - $5.75
Granted.....................................   100,000                   $1.50
Exercised...................................  (253,456)           $.10 - $5.75
Canceled....................................         0                       0
                                             ----------           ------------
Options outstanding, April 30, 2000.........   763,777            $.10 - $5.75
                                             ==========           ============

(A) The Company received total consideration of $287,828 from the exercise of the options of which $130,020 was paid in cash and $157,808 was paid through the issuance of notes. The issuance of shares in exchange for notes is a noncash transaction that is not reflected in the accompanying 2000 condensed statement of cash flows. The notes will mature at various dates through October 31, 2000.

Note 6 - Earnings per share:

The Company presents basic earnings per share and, if appropriate, diluted earnings per share as further explained in Note 1 of the notes to the Audited Financial Statements. The following table summarizes the calculation of basic and diluted earnings per share:

                                                          Three Months Ended          Six Months Ended
                                                               April 30                   April 30

                                                          2000          1999         2000          1999
                                                        --------      --------     --------      --------
Numerators:
      Net income (A).................................  $280,657       $158,169      $502,280      $292,397
                                                       ========       ========      ========      ========
Denominators:
   Weighted average shares outstanding for
         basic net earnings per share (B)............. 3,343,838     3,078,598    3,247,0355     3,078,598

   Add effects of potentially dilutive securities -
         assumed exercise of stock options............   361,956       500,000       438,763       500,000
                                                      -----------   -----------   -----------   -----------
    Weighted average shares for diluted net
          earnings per share (C)...................... 3,705,794     3,578,598     3,685,798     3,578,598
                                                      ===========   ===========   ===========   ===========
Basic net earnings per share (A) / (B)................       .08           .05           .15           .09
                                                             ===           ===           ===           ===
Diluted net earnings per share (A) / (C)..............       .08           .04           .14           .08
                                                             ===           ===           ===           ===


Note 7 - Lease commitments:

Note 7 - Lease commitments:

Effective June 1, 2000, the Company entered into a new lease for its facilities in San Diego, California. The lease expires in May 2005 and requires minimum annual rental payments that are subject to fixed annual increases.

Minimum lease payments under this lease for the years ending October 31, 2000 and thereafter are as follows:


                    Year Ending
                    October 31,
                  --------------

                       2000 ..................... $ 49,000

                       2001 .....................  120,000

                       2002 .....................  124,000

                       2003 .....................  129,000

                       2004 ....................   135,000

                        2005 .....................  80,000
                                                 ---------

                                  Total........  $ 637,000
                                                 =========


Item 2: Management's discussion and analysis of financial condition and results of operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended October 31, 1999.

THREE MONTHS 2000 VS. THREE MONTHS 1999

Net sales  increased 27%, or $400,434,  to $1,892,453 from $1,492,019 last year.
RF Connectors sales increased $565,149, or 46% to $1,758,183, compared to $1,193,034 for the same period last year. The increase is due to higher Cable Assembly sales and increased sales of coaxial connectors. Sales at RF Neulink decreased 55% to $134,270 compared to $298,985 last year.

Cost of sales increased $118,300, or 16%, to $865,837 from $747,537 last year. As a percent of sales, cost of sales declined to 47% from 50% last year. The improvement in gross margin is attributable to the record sales level and to increased sales of higher-margin cable assembly products.

Engineering expenses decreased $1,795, or 2%, to $73,110 from $74,905 last year. As a percent of sales, engineering expenses declined to 4% from 5% of sales last year. The decline as a percent of sales is attributable to increased sales levels.

Selling and general expenses increased $85,148, or 20%, to $521,417 from $436,269 last year. The increase is due to higher travel, advertising and insurance expenses. As a percent of sales, selling and administrative expenses declined to 28% from 29% due to the Company's record second quarter sales.

Interest income increased $1,707 to $33,568 from $31,861 last year due to higher average cash balances and higher interest rates.

SIX MONTHS 2000 VS. SIX MONTHS 1999

Net sales increased $830,162, or 29%, to $3,652,979 from $2,822,817 for the same period last year. RF Connectors sales increased 51% to $3,372,449 from $2,238,544 last year. Neulink sales were $280,530, down 52% from $584,273 in the same period last year. Neulink is being repositioned as a Value-Added distributor of wireless modem solutions.

Cost of sales  increased  $301,950,  or 21%, to $1,711,092  from $1,409,142 last year. Cost of sales declined to 47% of sales from 50% last year due to record sales and increased sales of higher margin cable assembly products.

Engineering expenses decreased $1,907, or 1%, to $138,591 from $140,498 last year. This minor reduction is due to lower Neulink R & D expenses.

Selling and general expenses increased $182,054, or 21%, to $1,030,143 compared to $848,089 last year. The increase is due to higher expenses for travel, advertising, insurance and trade shows. Selling and general expenses decreased, as a percentage of sales, to 28% from 30% for the same period last year.

Interest income increased $818 to $64,127 from $63,309 last year due to higher overall cash and cash equivalent balances.

The provision for income taxes remained at approximately 40% of income for all periods.

The increase in basic and diluted weighted average shares outstanding is attributable to the issuance of and to the increased exercise of employee and non-qualified employee stock options.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash decreased $221,739 to $879,077 compared to the October 31, 1999 fiscal year balance of $1,100,816. Cash and cash equivalents are $3,074,097 at April 30, 2000, compared to $3,144,775 at October 31, 1999. Cash was used to acquire new equipment to support the growing Cable assembly business and to expand inventories to support the Company's growing distributor base. The Company also transferred additional cash into the investment account.

Trade accounts receivable increased $70,987, or 9% to $828,652 compared to the October 31, 1999 balance of $757,665. This increase is attributable to a higher sales rate in the first six months of fiscal 2000.

Inventories increased $679,812 compared to the October 31, 1999 inventory of $2,413,123. This increase is necessary to support new distributors and higher sales levels.

Prepaid deposits and expenses increased $18,065 compared to the October 31, 1999 balance of $247,391. The increase is due to increased prepaid trade show and inventory expenses.

PART II.   OTHER INFORMATION

        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during  fiscal
                                 quarter ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RF INDUSTRIES, LTD.


Dated:  March 14, 2000                    By: /s/    Howard F. Hill
                                             ----------------------------------
                                                 Howard F. Hill, President
                                                 Chief Executive Officer


Dated:  March 14, 2000                    By:  /s/   Terrie A. Gross
                                             ----------------------------------
                                                 Terrie A. Gross
                                                 Chief Financial Officer