Form 10QSB
period 2000-07-31
R F INDUSTRIES LTD
filed 2000-09-12
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FOR 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         for Quarter ended July 31, 2000
                         Commission File Number 0-13301

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

As of July 31, 2000, the registrant had 3,402,054 shares of Common Stock, $.01 par value, issued and outstanding.

Part I.   FINANCIAL INFORMATION

Item 1:    Financial Statements                         CONDENSED BALANCE SHEET

                                                         July 31     October 31
                                                          2000          1999
     ASSETS                                            -----------   ----------
----------------------                                (Unaudited)     (Note 1)
CURRENT ASSETS

Cash and cash equivalents ............................  $1,030,523   $1,100,816

Investments in available-for-sale securities .........   2,217,289    2,043,959

Trade accounts receivable less allowance

for doubtful accounts of $42,000 .....................     768,099      757,665

Notes receivable .....................................      12,000       12,000

Inventories ..........................................   3,496,801    2,413,123

Prepaid expenses and deposits ........................     287,693      247,391
 .
Deferred tax assets ..................................      74,000       74,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ............................   7,886,405    6,648,954

PROPERTY AND EQUIPMENT

Furniture and office equipment .......................     184,002      184,002

Equipment and tooling ................................     675,380      481,768
                                                         ----------   ----------
     Property and equipment, at cost .................     859,382      665,770

Less accumulated depreciation and amortization .......     583,587      530,935
                                                         ----------   ----------

     NET PROPERTY AND EQUIPMENT ......................     275,795      134,835

Note receivable from stockholder .....................      70,000       70,000

Deferred tax assets ..................................      78,000       78,000

Other assets .........................................      11,471        4,900
                                                         ----------   ----------
     TOTAL ASSETS ....................................  $8,321,671   $6,936,689
                                                         ==========   ==========


                  See Notes to Condensed Financial Statements

                                                        CONDENSED BALANCE SHEET

                                                         July 31     October 31
                                                          2000          1999
                                                       -----------   ----------
                                                       (Unaudited)     (Note 1)
LIABILITIES AND
STOCKHOLDER'S EQUITY
-----------------------------

CURRENT LIABILITIES

Accounts payable .................................... $  274,202     $   88,496

Accrued expenses ....................................    465,028        357,843
                                                      -----------    -----------
     TOTAL  LIABILITIES ............................     739,230        446,339
                                                      -----------    -----------


STOCKHOLDERS' EQUITY

Common Stock - $.01 par value
  Authorized  10,000,000 shares

  Issued 3,402,054 and 3,148,598 shares ............      34,021         31,486


Additional paid-in capital .........................   4,686,161      4,400,868

Retained earnings ..................................   3,231,430      2,348,351

Unearned compensation ..............................    (141,060)      (211,602)

Receivables from sale of stock .....................    (175,258)       (25,900)

Treasury stock, at cost (29,400 shares)............      (52,853)       (52,853)
                                                      -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY ...................    7,582,441      6,490,350
                                                      -----------    -----------

      TOTAL LIABILITIES AND

        STOCKHOLDERS' EQUITY .....................   $ 8,321,671    $ 6,936,689
                                                      ===========    ===========


                   See Notes to Condensed Financial Statements

                                          CONDENSED STATEMENTS OF INCOME

                                     (Unaudited)               (Unaudited)
                                 Three Months Ended          Nine Months Ended
                               ----------------------     ----------------------
                                  2000         1999          2000         1999
                               ----------   ---------     ---------   ----------

Net sales ..................   $2,311,667   $1,598,851   $5,964,646   $4,421,668

Cost of sales ..............    1,091,539      618,884    2,802,631    2,028,026
                               ----------   ----------   ----------   ----------
Gross profit ...............    1,220,128      979,967    3,162,015    2,393,642
                               ----------   ----------   ----------   ----------
Operating expenses:

     Engineering ...........       83,153       73,065      221,744      213,564

     Selling and general ...      535,272      441,912    1,565,415    1,290,000
                               ----------   ----------   ----------   ----------
       Totals ..............      618,425      514,977    1,787,159    1,503,564
                               ----------   ----------   ----------   ----------
Operating income ...........      601,703      464,990    1,374,856      890,078

Interest income ............       33,097       31,041       97,223       94,350
                               ----------   ----------   ----------   ----------
Income before provision

     for income taxes ......      634,800      496,031    1,472,079      984,428

Provision for income taxes..      254,000      202,000      589,000      398,000
                               ----------   ----------   ----------   ----------
Net income .................   $  380,800   $  294,031   $  883,079   $  586,428
                               ==========   ==========   ==========   ==========

Basic earnings per share ...   $      .11   $      .10   $      .27   $      .19
                               ==========   ==========   ==========   ==========
Diluted earnings per share..   $      .10   $      .08   $      .24   $      .16
                               ==========   ==========   ==========   ==========
Basic weighted average

    shares outstanding .....    3,402,054    3,093,581    3,299,085    3,083,745
                               ==========   ==========   ==========   ==========
Diluted weighted average

   shares outstanding ......    3,735,175    3,593,581    3,708,455    3,583,745
                               ==========   ==========   ==========   ==========



                   See Notes to Condensed Financial Statements


                                                               CONDENSED STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)
                                                                    Nine Months Ended July 31
                                                                  ----------------------------
OPERATING ACTIVITIES                                                  2000            1999
                                                                  -----------      -----------
Net income ..................................................    $   883,079    $   586,428

Adjustments to reconcile net income
to net cash provided by operating activities:

     Depreciation and amortization ..........................         52,652         45,971
     Amortization of unearned compensation ..................         70,542         80,406
     Changes in operating assets and liabilities:
          Trade accounts receivable .........................        (10,434)       161,018
          Inventories .......................................     (1,083,678)        81,493
          Other assets ......................................        (46,873)        (4,386)
          Accounts payable ..................................        185,706        (69,078)
          Accrued expenses ..................................        107,185       (159,781)
                                                                  -----------    -----------
 Net cash  provided by  operating activities ................        158,179        722,071
                                                                  -----------    -----------
INVESTING ACTIVITIES

         Purchase of available-for-sale securities ..........       (173,330)      (895,022)
         Capital expenditures ...............................       (193,612)       (24,784)
                                                                  -----------    -----------
 Net cash used in financing activities ......................       (366,942)      (919,806)
                                                                  -----------    -----------
FINANCING ACTIVITIES

          Purchase of 29,400 treasury stock .................                       (52,853)
          Proceeds from exercise of 162,220 and 70,000

            common stock options ............................        138,470         27,700
                                                                  -----------    -----------
 Net cash provided by (used in) financing activities ........        138,470        (25,153)
                                                                  -----------    -----------
 Net decrease in cash and cash equivalents ..................        (70,293)      (222,888)
 Cash and cash equivalents at the
      beginning of the period ...............................      1,100,816      1,209,143
                                                                  -----------    -----------
 Cash and cash equivalents at the end of period .............    $ 1,030,523    $   986,255
                                                                  ===========    ===========


                   See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of RF Industries, Ltd. (the "Company") as of July 31, 2000, and its results of operations for the three and nine months ended July 31, 2000 and 1999, and cash flows for the nine months ended July 31, 2000 and 1999. Information included in the condensed balance sheet as of October 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 1999 and for the years ended October 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended October 31, 1999 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

Note 2 - Interim results

The results of operations for the three month and nine month periods ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

Note 3 - Components of inventory

                                                     July 31, 2000
                                                 --------------------
                                                      (Unaudited)

          Raw material and supplies .........   $       437,101

          Finished goods.....................         3,059,700
                                                   --------------
          TOTAL.............................        $ 3,496,801
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

Net sales and other related segment information for the three and nine month periods ended July 31, 2000 and 1999 as follows:

Three months ended July 31,               Connector       Neulink       Total
                                         -----------    -----------   ---------
        2000
    ------------

Net sales ...........................   $2,118,336     $  193,331     $2,311,667
Income (loss) before
provision for income taxes...........      790,042       (155,242)       634,800

        1999
     ----------

Net sales ............................  $1,316,153     $  282,698     $1,598,851
Income before
provision for income taxes............     401,898         94,133        496,031


Nine months ended July 31,

       2000
     --------

Net sales ............................  $5,490,785     $  473,861     $5,964,646
Income (loss) before
provision for income taxes............   1,650,258       (178,179)     1,472,079

      1999
    --------

Net sales ............................  $3,554,698     $  866,970     $4,421,668
Income before
provision for income taxes............     925,676         58,752        984,428


Note 5 - Stock options:

The Company's stock option plans are described in Note 8 of the notes to the Audited Financial Statements. The number of shares subject to options as of November 1, 1999 and July 31, 2000 and the changes in the number of shares subject to options during the nine months ended July 31, 2000 is set forth below:

                                                     Number of       Range of
                                                      Shares      Exercise Price
                                                    -----------   --------------

Options outstanding, November 1, 1999..............    917,233      $.10 - $5.75
Granted ...........................................    100,000      $       1.50
Exercised (A) .....................................   (253,456)     $.10 - $5.75
                                                   ------------
Options outstanding, July 31, 2000 ................    763,777      $.10 - $5.75
                                                   ============     ============

(A) The Company received total consideration of $287,828 from the exercise of the options of which $130,020 was paid in cash and $157,808 was paid through the issuance of notes. The issuance of shares in exchange for notes is a noncash transaction that is not reflected in the accompanying condensed statement of cash flows for the nine months ended July 31, 2000. The remaining notes will mature at various dates through October 31, 2000.

Note 6 - Earnings per share:

The Company presents basic earnings per share and, if appropriate, diluted earnings per share as further explained in Note 1 of the notes to the Audited Financial Statements. The following table summarizes the calculation of basic and diluted earnings per share:

                                                          Three Months Ended        Nine Months Ended
                                                                July 31                  July 31
                                                         ---------------------     ----------------------
                                                           2000         1999         2000          1999
                                                         --------     --------     --------      --------
Numerators:

      Net income (A) .............................     $  380,800   $  294,031   $  883,079   $  586,428
                                                       ==========   ==========   ==========   ==========
Denominators:
   Weighted average shares outstanding for
       basic net earnings per share (B) ..........      3,402,054    3,093,581    3,299,085    3,083,745

   Add effects of potentially dilutive securities-
         assumed exercise of stock options .......        333,121      500,000      409,370      500,000
                                                       ----------   ----------   ----------   ----------
    Weighted average shares for diluted net
          earnings per share (C) .................      3,735,175    3,593,581    3,708,455    3,583,745
                                                       ==========   ==========   ==========   ==========
Basic net earnings per share (A) / (B) ...........            .11          .10          .27          .19
                                                       ==========   ==========   ==========   ==========
Diluted net earnings per share (A) / (C) .........            .10          .08          .24          .16
                                                       ==========   ==========   ==========   ==========

Note 7 - Lease commitments:

Effective June 1, 2000, the Company entered into a new lease for its facilities in San Diego, California. The lease expires in May 2005 and requires minimum annual rental payments that are subject to fixed annual increases.

Minimum lease payments under this lease for the years ending October 31, 2000 and thereafter are as follows:

           Year Ending
           October 31,

     ----------------------
              2000                                     $ 49,000
              2001                                      120,000
              2002                                      124,000
              2003                                      129,000
              2004                                      135,000
              2005                                       80,000
                                                 --------------
                            Total                     $ 637,000
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

Three Months 2000 vs. Three Months 1999

Net sales increased 45%, or $712,816, to $2,311,667from $1,598,851 last year. RF Connectors sales increased $806,991, or 61% to $2,118,336, compared to
$1,316,153 last year. The increase is due primarily to higher Cable Assembly sales and increased sales of coaxial connectors. Sales at RF Neulink decreased 32% to $193,331 compared to $282,698 last year.

Cost of sales increased $472,655, or 76%, to $1,091,539 from $618,884 last year. As a percent of sales, cost of sales increased to 47% from 39% last year. Cost of sales, which was unusually low in the third quarter last year due to a highly favorable product mix, returned to its typical range of 45% - 50% for the third quarter this year.

Engineering expenses increased $10,088, or 14%, to $83,153 from $73,065 last year. As a percent of sales, engineering expenses declined to 4% from 5% of sales last year. The decline as a percent of sales is attributable primarily to record sales in the quarter.

Selling and general expenses increased $93,360, or 21%, to $535,272 from $441,912 last year. The increase is due primarily to higher travel, advertising and insurance expenses. As a percent of sales, selling and administrative expenses declined to 23% from 28% due to record quarterly sales.

Interest income increased $2,056 to $33,097 from $31,041 last year due primarily to higher average cash balances and higher interest rates earned on cash and invested securities.

Income before taxes increased $138,769, or 28%, to $634,800 from $496,031 last year. The increase is due primarily to higher gross profits due to the record sales.

Net income increased $86,769, or 30%, to $380,800 from $294,031 last year. As a percent of sales, the net margin was 16% compared to 18% last year. Net income last year benefitted from unusually strong gross margins due to a very favorable product mix for the quarter.

Per share earnings were $0.11, comparted to $0.10 last year. Basic and diluted weighted average shares outstanding increased 10% to 3,402,054, compared to 3,093,581 last year, and 4% to 3,735,175, compared to 3,593,581 last year, respectively. The increase in basic weighted average shares outstanding is primarily due to the exercise of 253,456 stock options during the second and third quarters of fiscal 2000.


Nine Months 2000 vs. Nine Months 1999

Net sales increased $1,542,978, or 35%, to a nine month record $5,964,646 from $4,421,668 for the same period last year. RF Connectors sales increased 54% to a nine month record $5,490,785 from $3,554,698 last year. Connector record sales are due to the growing wireless industry, the addition of new distributors, new products and the growing cable assembly program. Neulink sales were $473,861, down 45% from $866,970 in the same period last year. Neulink is being repositioned as a Value-Added distributor of wireless modem solutions.

Cost of sales  increased  $774,605,  or 38%, to $2,802,631  from $2,028,026 last year. As a percent of sales, cost of sales increased to 47% of sales from 46% last year. Cost of sales were unusually low in the third quarter last year, contributing to the lower expenses for the comparable nine month period.

Engineering expenses increased $8,180, or 4%, to $221,744 from $213,564 last year. As a percent of sales, engineering expenses declined to 4% compared to 5% of sales due to record sales.

Selling and general expenses increased $275,415, or 21%, to $1,565,415 compared to $1,290,000 last year. The increase is due primarily to higher expenses for travel, advertising, insurance and trade shows. Selling and general expenses decreased, as a percentage of sales, to 26% from 29% for the same period last year in response to the Company's record sales.

Interest income increased $2,873 to $97,223 from $34,350 last year due primarily to higher overall cash and cash equivalent balances and higher interest rates earned.

Income before taxes increased $487,651, or 50%, to $1,472,079 from $984,428 last year. The increase is attributable primarily to higher gross profits related to record sales.

The provision for taxes was approximately 40% in both periods.

Net income increased $296,651, or 50%, to $883,079 from $586,428 last year. As a percent of sales, the net margin was 15% compared to 13% last year. The increase in net margins is due primarily to higher gross profits from the Company's record sales.

Per share earnings were $0.27, compared to $0.19 last year. Basic and diluted weighted average shares outstanding increased 7% to 3,299,085, compared to 3,083,745 last year and 3% to 3,708,455, compared to 3,583,745 last year, respectively. The increase in shares outstanding is due to the exercise of 253,406 stock options during the first nine months of fiscal 2000.


Material changes in financial condition:

Cash decreased $70,293 to $1,030,523 compared to the October 31, 1999 fiscal year end balance of $1,100,816. Cash and cash equivalents increased $103,037 to $3,247,812 at July 31, 2000, compared to $3,144,775 at October 31, 1999. Cash was used primarily to acquire new equipment for the growing Cable assembly business and to expand inventories to support the Company's record sales levels and growing distributor base. The Company also transferred additional cash into the investment account.

Trade accounts receivable increased $10,434, or 1% to $768,099 compared to the October 31, 1999 balance of $757,665. This minor increase is attributable to a higher sales rate in the first nine months of fiscal 2000.

Inventories increased $1,083,678, to $3,496,801, compared to the October 31, 1999 inventory of $2,413,123. This increase is necessary to support new distributors and record sales levels.

Prepaid deposits and expenses increased $40,302 compared to the October 31, 1999 balance of $247,391. The increase is due primarily to the Company prepaying insurance for cargo shipments.

Increased capital expenditures for property and equipment reflect higher levels of equipment and tooling, which increased $193,612 to $675,380 at July 31, 2000 from $481,768 at October 31, 1999. This increase is primarily for production equipment to support the Company's growing cable assembly business.

Current liabilities increased $292,891 to $739,230 at July 31, 2000 from $446,339 at October 31, 1999. This is primarily due to a $185,706 increase in accounts payable to $274,202 at July 31, 2000 compared to $88,496 at October 31, 1999. This increase is due to higher expenses for inventory and other costs connected with the Company's rapid sales growth.

PART II.   OTHER INFORMATION

        Items 1-4:     Not applicable

        Item 5:        Information required in lieu of Form 8-K

                       None.

        Item 6:        Exhibits and Reports on 8-K

                       (a)      None required

                       (b)      Reports on Form 8-K

                                No reports on Form 8-K were filed during fiscal quarter ended July 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RF INDUSTRIES, LTD.


Dated: September 12, 2000                   By:  /s/   Howard F. Hill
                                            -----------------------------------
                                                 Howard F. Hill, President
                                                 Chief Executive Officer

Dated:  September 12, 2000                   By:  /s/   Terrie A. Gross
                                            -----------------------------------
                                                 Terrie A. Gross
                                                 Chief Financial Officer