Form 10KSB
period 2000-10-31
R F INDUSTRIES LTD
filed 2001-02-13
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2000

                         Commission File Number 0-13301

                               RF INDUSTRIES, LTD.

                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                    Yes X No

The issuer's revenues for the year ended October 31, 2000 were $8,902,111.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2000 was $9,358,398. As of December 31, 2000, the registrant had 3,403,054 outstanding shares of common stock, $.01 par value.

Documents Incorporated By Reference

Certain portions of the registrant's Proxy Statement for the 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

Number of Pages/ Index to Exhibits

This Form 10-KSB consists of a total of 27 pages. The Index to Exhibits can be found on page 25.

PART I

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-KSB, and other oral and written statements made by the Company from time to time are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties is the ability of the Company to continue to source raw materials from its suppliers.

Important factors which may cause actual results to differ materially from the forward looking statements are described in the Section entitled "Risk Factors" in the Form 10-KSB, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 1.       BUSINESS

General:

RF Industries, Ltd. (hereinafter the "Company") has two operating divisions, the RF Connector Division, and the RF Neulink Division, both of which are involved in the design, manufacture and/or sale of communications equipment. The Company considers these Divisions to be separate business units.

The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc. and changed its name to RF Industries, Ltd. in November 1990.

RF Connector Division

The Company, through its RF Connector Division, is engaged in the design, manufacture and distribution of coaxial connectors used in radio communication applications as well as in computers, test instruments, PC (Personal Computer) LANs (Local Area Networks) and antenna devices. Coaxial products are distributed through approximately 70 major domestic and international distributors. RF Connector has more than doubled its standard line with the introduction of the following connectors in the year 2000: FCC compatibles, MHV, MMCX, 1.0/2.3 & 75 Ohm SMB connectors, 3.5 mm, 2.4 mm. RF Connector is also engaged in the manufacturing and distribution of RF cable assemblies. Cable assemblies are manufactured per end user specifications and are sold through distributors or directly to major OEM (Original Equipment Manufacturer) accounts. There is also a standard cable assembly line with over 7,000 cable assemblies.

RF Neulink Division

The Company, through its RF Neulink Division, designs and manufactures through outside contractors, wireless data products, commonly known as RF Data Links and Wireless Modems. A few of the many applications for these products include industrial monitoring and control of remote sensors and devices (SCADA ), wireless linking of remote weather and seismic sites, multipoint military training range information systems, infrastructure linking of Public Safety communications networks and Automatic Vehicle Location systems.

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

         The types of RF connectors offered by RF Industries include 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors including, but not limited to, digital applications, cellular and PCS telephones, cellular and PCS base stations, GPS (Global Positioning Systems), cable and dish radio/TV systems, aircraft, video surveillance systems, cable assemblies and test equipment.

         The RF Connectors Division also designs, and manufactures through outside contractors, a variety of connectors and hand tools, that RF Industries assembles into kits, used by lab and field technicians, R&D technicians and engineers.

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

RF Neulink:

3. The wireless data products available from the RF Neulink Division come in a variety of configurations to satisfy the requirements of the various vertical markets. Transmitter and receiver modules come in a wide range of power output and frequency ranges and are used to convey data or voice from point to point. Additionally, dumb or smart programmable modems are available in a wide range of speeds and frequency/price ranges. Accessory modules have been developed for the purposes of remotely controlling and monitoring electrical devices.

         Neulink's product line includes:

          o  RF9600 UHF and VHF wireless modems

          o DAC9600'S incorporating RF9600's with Digital, Analogue, and Relay I/O modules

          o Zeus Wireless 2.4 Ghz Spread-Spectrum wireless modems requiring no user FCC licensing

         o RCL inexpensive, speech or data link transmitters and receivers in VHF and 900MHz frequencies.

         o Teledesign high-speed wireless modems in VHF, UHF and 900 Mhz freq-uencies

         o   Maxrad antennas

Current applications in use worldwide for our Neulink products are various and include:

        o   seismic and volcanic monitoring
        o industrial remote censoring / control in oil fields, pipelines and warehousing
        o   lottery remote terminals
        o   various military applications
        o   remote camera control and tracking
        o   perimeter and security system control/monitoring
        o   water and waste management
        o   inventory control
        o   HVAC remote control and monitoring
        o   biomedical hazardous material monitoring
        o fish farming automation of food dispensing, water aeration and moni-toring
        o   remote emergency generator startup and monitoring

We are targeting emerging markets in oil and gas field monitoring, as well as electrical control and distribution. Additional target areas are industrial automation and plant security.

Product Enhancements:

RF Connector Division

RF Connectors continues to broaden its connector offerings by expanding the 75 Ohm market where the Company believes there is an increased demand in digital applications. In addition to its already expansive line of connectors, RF Connectors has introduced a full line of MMCX connectors, which are used for applications restricted by minimal space such as cellular telephones, PCS telephones, miniature transmitters and receivers, and mobile radio systems. Additionally, RF Connectors recently enhanced our line of reverse polarity and reverse thread connectors which are designed to meet the requirements of the new government regulations for part 15 of the FCC. Applications for these connectors include non-licensed, low wattage transmitters used in areas such as convention center broadcast systems; MHV connectors; 75 Ohm SMB connectors which are used in areas such as microwave telephone and other non-defense applications. 2.4 mm and 3.5 mm connectors which are used in precision military applications, satellite applications and other high frequency applications have also been introduced.

RF Connectors plans to continue to address the digital and home entertainment markets with new connector product offerings for fiber optic and high-end coaxial cable assemblies.

The RF Cable Assembly Division is part of RF Connectors. The Cable Assembly Division was responsible for approximately 11% of the revenue of the RF Connector Division for fiscal 2000.

Approximately 75% of RF Connectors' sales are through distributors. Six new distributors were added in 2000 and we expect to continue adding new distributors in 2001 During 2001 we expect to continue expanding our Rep program to increase overall OEM business.

RF Neulink Division

Design efforts have been completed for the software and hardware products which, in combination with existing products, are designed to enable Neulink to market complete wireless solutions for control and monitoring of remote sites via radio modem links. New software enables RF Neulink's RF9600 wireless modems, in conjunction with our I/O modules, to configure a SCADA system. The software, named EZ-SCADA, creates a simple user-defined graphics screen that visually displays the status, analogue values and trends. EZ-SCADA software allows remote polling via base stations of SCADA units such as water, oil or gas tanks. Hardware changes include addition of Analogue `C' module, allowing system design for a full range of sensing and monitoring devices, digital, analogue and relay control.

During 2000, Neulink has added several new products to its line. With over-the-air rates of 19.2 Kbps the Teledesign Systems TS4000 series offers enhanced features such as dual RS-232 data ports and higher RF power levels. The TS4000 series offer increased range for remote SCADA systems, as well as dual RS232 port options for multiple unit control.

As conventional licensed channels become more difficult to obtain many short range SCADA systems operators are turning to the unlicensed solution for the 2.4Ghz ISM band. As a value added distributor of Zeus Wireless, we are able to add an unlicensed solution to our existing product line.

Neulink has also become the nationwide distributor for Zeus Wireless data spreadspectrum transceivers. These units are true frequency hoppers @ 2.4GHz offering point-to-point, point-to- multipoint, Broadcast and TCP/IP operational modes. Neulink has an agreement with Zeus to handle lower volume customers. Neulink provides system design, tech support and service for sales of 2500 units, or less.

The Company is also a distributor for Maxrad Antennas, which were added to the product line with the goal of allowing Neulink to provide a complete radio systems package to our customers.

Neulink's standard RR 9600 radio modem application for seismic monitoring and volcanic activity application was proven in the field. 100+ units enlarged the system. This system is designed to prevent loss of life by early warning of impending disaster.

Development of Business:

General:

During the year ended October 31, 2000, the Company continued its efforts in the following areas:

    o Expansion of RF Connector through broadening the selection of inventory available for sale. Management believes that the success of this division is dependent on having product available when other firms cannot deliver and endeavors to keep up to several months supply in inventory generally available. This policy of broad availability of inventory is designed to allow the Company to emphasize sales to OEMs.

    o During 2000, additional domestic and international manufacturer's representatives and distributors were signed on by Neulink. Our personnel attended one or more product schools for added training to better serve our customers.

Foreign Operations:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 16% of Company sales for the year ended October 31, 2000, compared to approximately 15% in fiscal 1999. The majority of such export sales for fiscal 2000 were to Canada and Mexico. The Company is aggressively expanding its foreign distribution efforts under the RFI logo, and seeking new private label customers world wide.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries at this time. It does manufacture much of its Neulink product through contract manufacturing in the USA. Some crystal products are manufactured in the Orient.

Distribution, Marketing and Customers:

Sales methods vary greatly between the two divisions.

RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers which utilize coaxial connectors and cable assemblies in the manufacture of their products. The OEM market, which includes manufacturers of communications test equipment, and computers, accounted for approximately 25% of sales while distribution accounted for 75%, of RF Connector division sales in fiscal 2000.

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

Manufacturing

The Company contracts with outside third parties to manufacture all of its coaxial connectors, and Neulink products. 95% of RF cable assemblies are manufactured by RF Industries. RF Connector has its manufacturing performed at numerous manufacturing plants in Japan, Korea, the United States and International Standards organization (ISO) approved factories in Taiwan. The Company is not dependent on any one or only a few manufacturers for its coaxial connectors and cable assemblies. The Company does not have any agreements with its manufacturers for its connectors, cable assemblies or Neulink products. The manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. The manufacturers are solely responsible for design work related to the manufacture of Neulink products. Neulink's products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products. Testing and assembly of the connectors is performed by outside manufacturing. Testing of cable assemblies is done by RFI. Testing and assembly for the Neulink products is performed by outside manufacturers. There are certain risks associated with the Company's dependence on external manufacturers for its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, the potential lack of adequate capacity during periods of excess demand and increases in prices. See "Risk Factors."

Raw Materials:

Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. RF Connector purchases almost all of its connector products from contract manufacturers in Taiwan and the United States. The Company is not currently dependent on one or a few suppliers for its raw materials for either the RF Connector division or the Neulink division. The Company does not currently have any agreements with its suppliers for connector or Neulink products. The RF Cable Assembly Division relies on supplies of coaxial connectors from RF Connector's manufacturing sources and believes there are numerous domestic and international suppliers of coaxial connectors, although any material delay in obtaining raw materials and component parts may adversely affect its ability to meet customer needs.

Neulink purchases its electronic products from various domestic suppliers. All Neulink wireless modem transceivers are built in the United States. The Company believes electronic components used in these products are readily available from a number of domestic and foreign suppliers. In the opinion of management, additional manufacturing and assembly facilities are readily available in the United States for Neulink products.

Recent Developments

On December 1, 2000, the Company completed the acquisition of all of the common stock of Bioconnect, Inc., a California corporation ("Bioconnect") from its three shareholders. Bioconnect is a privately held company engaged in the business of custom insert molding of interconnect products including cable and lead assemblies for medical use, as well as a variety of industrial and communication applications. The three shareholders of Bioconnect executed employment agreements with the Company. The consideration consisted of $150,000 cash delivered at the closing; $50,000 cash paid on January 1, 2001; $50,000 cash payable on each of January 1, 2002 and January 1, 2003, and the assumption of a $100,000 promissory note to a shareholder of Bioconnect.

Personnel:

The Company presently employs 44 full-time employees, of which approximately 16 are in management, 14 are in manufacturing and assembly, 4 are engineers, and 3 are part-time. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development: The Company spent approximately $97,000 on research and development over the past 2 years.

Patents, Trademarks and Licenses:

The Company has no patent protection for any of its products, nor has it registered any product trademarks.

The Company does not believe that its business or competitive position is dependent on patent protection.

Backlog, Warranties and Terms:

As of October 31, 2000, the Company had a sales order backlog of approximately $7,000,000, of which approximately 80% is expected to be delivered in the current fiscal year. This compares to backlog of $7,900,000 at October 31, 1999. Backlog may not be indicative of future demand.

The Company warrants its products to be free from defects in material and workmanship for varying warranty periods, depending upon the product. Products are generally warranted to the dealer for one year, with the dealer responsible for any additional warranty it may make. Certain Neulink products are sold directly to end-users and are warranted to those purchasers. The RF Connector products are warranted for the useful life of the connectors. Although the Company has not experienced any significant warranty claims to date, there can be no assurance that it will not be subjected to such claims in the future.

The Company usually sells to customers on 30-day terms pursuant to invoices and does not generally grant extended payment terms. Sales to most foreign customers are made on cash terms at time of shipment. Customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

Competition:

Management estimates that RF Connector has over 50 competitors in a $800,000,000 coaxial connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market. Many of RF Connectors' competitors have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product availability, service and value-added support to its distributors and OEM customers.

Major competitors for Neulink include Microwave Data Systems and Data Radio. Although a number of larger firms could enter Neulink's markets with similar products, Neulink's strategy is focused on serving and providing specific hardware and software combinations with the goal of maintaining a strong position in selected "niche" wireless applications.

Neulink's competition offers products much the same as Neulink's radio modems. Neulink tries to enhance sales by offering additional service before, during, and after the sale. We provide design, applications engineering, and telephone assistance.

Government Regulations:

The Company's present and future products have been designed to meet any present or known proposed specifications and management believes it should be able to meet existing standards for approvals by government regulatory agencies for its principal products.

Neulink products are subject to the regulations of the Federal Communications Commission (FCC) in the United States, the Department of Communications (D.O.C.) in Canada, and the future E.C.C. Radio Regulation Division in Europe. The Company's present equipment is "type-accepted" for use in the United States and Canada. Neulink offers products that comply with current FCC, Industry Canada, and some European union regulations. The system integrator, or end user, is responsible for compliance with applicable government regulations.

                                  RISK FACTORS

Investors should carefully consider the risks described below and all other information in this Form 10-KSB. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company's business and operations.

If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors may lose all or part of the money they paid to buy the Company's common stock.

DEPENDENCE ON RF CONNECTOR DIVISION PRODUCTS

Sales of RF Connector division products accounted for approximately 91% and 84% of the Company's total sales for the fiscal year ended October 31, 2000, and October 31, 1999, respectively, while sales of RF Neulink division products accounted for approximately 9% and 16% for the same periods. The Company expects the RF Connector division products to account for the majority of the Company's revenues for the near future. Any factors such as competition, technological change, distribution, manufacturing or design problems, a recessionary economy in the United States or abroad adversely affecting the pricing of, demand for, or market acceptance of the Company's RF Connector products until such time, if ever, that RF Neulink products constitute a more significant percentage of the Company's revenue, could materially adversely affect the Company's business, operating results and financial condition.

INTERNATIONAL SALES AND OPERATIONS

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 16% and 15% of the net sales of the Company in the years ended October 31, 2000 and 1999 respectively. International revenues are subject to a number of risks, including:

     o  longer accounts receivable payment cycles;

     o difficulty in enforcing agreements and intellectual property rights and in collecting accounts receivable;

     o  tariffs and other restrictions on foreign trade;

     o  withholding and other tax consequences;

     o  economic and political instability;

     o  and the burdens of complying with a wide variety of foreign laws.

Sales made to foreign customers or foreign distributors have been in U.S. dollars but may be denominated in either U.S. dollars or in the currencies of the countries where sales are made. The Company's foreign sales are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse material effect on the Company's future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

DEPENDENCE  UPON  INDEPENDENT  DISTRIBUTORS  TO SELL AND  MARKET  THE  COMPANY'S
PRODUCTS

The Company's sales efforts are supported by approximately 70 distributors for RF Connector. The Company has written agreements with a majority of its distributors. Sales through independent distributors accounted for 75% and 80% of the net sales of the Company for the years ended October 31, 2000, and 1999, respectively. The Company's agreements with its independent distributors are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit contact with customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

DEPENDENCE ON PRINCIPAL CUSTOMER

One customer was the largest customer of the Company in the fiscal year ended October 31, 2000. This customer accounted for approximately 17% of the total sales of the Company for the year ended October 31, 2000 and 16% of total sales in fiscal 1999. The Company does not have a written agreement with this customer and therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. If this customer overstocked the Company's products, additional orders for its products could be harmed. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. Accordingly, there can be no assurance that the Company's largest customer will purchase the Company's products beyond those covered by released purchase orders.

THE COMPANY IS BEING INVESTIGATED BY THE SECURITIES AND EXCHANGE COMMISSION.

In August 2000, the Company was notified that the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws may have occurred in conection with matters related to the Company. The formal order of investigation indicates that the SEC is examining the conduct of persons or entities, including the Company, who may have made improper statements regarding the Company's order backlog, manufacturing and design capabilities, and ownership of the Company's stock. The SEC is also examining whether the Company's filings with the SEC may have contained improper statements concerning, among other things, the Company's financial condition and results of operations.

The SEC has indicated that this investigation is a fact-finding inquiry and should not be construed as a conclusion by the SEC or its staff that any violation of law has occurred or that the SEC or its staff has a negative opinion of any person, entity or security. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

THE COMPANY DEPENDS ON THIRD-PARTY CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF ITS MANUFACTURING NEEDS. IF THEY ARE UNABLE TO MANUFACTURE A SUFFICIENT QUANTITY OF HIGH-QUALITY PRODUCTS ON A TIMELY AND COST-EFFICIENT BASIS, THE COMPANY'S NET REVENUE AND PROFITABILITY WOULD BE HARMED AND ITS REPUTATION MAY SUFFER.

Substantially all of the Company's products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to assemble and test its products on a timely and cost-efficient basis. In some cases, the contract manufacturer is responsible for design work. If the Company's contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of our manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company's manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company's operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company's third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company's reputation and brand. To remain competitive, the Company must achieve volume production and reduce costs by coordinating efforts with those of the Company's contract manufacturers.

The Company does not currently have any agreements with any of its contract manufacturers. The Company believes that it could locate additional contract manufacturers if any of its manufacturers terminated their business, although this may have a material adverse impact on the Company until their manufacturing capabilities were replaced.

THE COMPANY'S DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SUPPLY RELATIONSHIPS INCREASES THE RISK THAT IT WILL NOT HAVE AN ADEQUATE SUPPLY OF PRODUCTS TO MEET DEMAND OR THAT ITS COSTS OF MATERIALS WILL BE HIGHER THAN EXPECTED.

The risks associated with the Company's dependence upon third parties which develop and manufacture and assemble the Company's products, include:

     o  reduced  control over delivery schedules and quality;

     o  risks of inadequate manufacturing yields and excessive costs;

     o  the potential lack of adequate capacity during periods of excess demand;

     o  difficulties selecting and integrating new subcontractors;

     o  potential increases in prices; and

     o  potential misappropriation of the Company's intellectual property.

These risks may lead to increased costs or delay product delivery, which would harm the Company's profitability and customer relationships.

IF THE SUBCONTRACTORS THE COMPANY USES TO MANUFACTURE ITS COAXIAL CONNECTORS OR OTHER PRODUCTS DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET THE COMPANY'S DEMANDS OR FAIL TO UPGRADE THEIR TECHNOLOGIES NEEDED TO MANUFACTURE THE COMPANY'S PRODUCTS, IT MAY FACE PRODUCTION DELAYS.

The Company's coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, the Company is subject to the risk that a producer will cease production on an older or lower-volume process that it uses to produce the Company's parts. Additionally, the Company cannot be certain its external manufacturers will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Each of these events could increase the Company's costs and harm its ability to deliver products on time.

THE COMPANY'S MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, SO ITS SUCCESS DEPENDS ON THE COMPANY'S ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

     The markets for the Company's products are characterized by:

     o  rapidly changing technologies;

     o  evolving and competing industry standards;

     o  short product life cycles;

     o  changing customer needs;

     o  emerging competition;

     o  frequent new product introductions and enhancements; and

     o  rapid product obsolescence.

To develop new products for the connector and wireless digital transmission markets, the Company must develop, gain access to and use new technologies in a cost-effective and timely manner. In addition, the Company must maintain close working relationship with key customers in order to develop new products that meet customers' changing needs. The Company also must respond to changing industry standards and technological changes on a timely and cost-effective basis.

Products for connector applications are based on industry standards that are continually evolving. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render the Company's products obsolete. In addition, the Company may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense.

THE MARKETS IN WHICH THE COMPANY COMPETES ARE HIGHLY COMPETITIVE.

The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the connector and communications markets in which the Company's products are sold are intensely competitive and the Company's ability to compete successfully in these markets depends on a number of factors, including:

   o success in subcontracting the design and manufacture of existing and new products that implement new technologies;

   o   product quality;

   o   reliability;

   o   customer support;

   o   time-to-market;

   o   product performance;

   o   price;

   o  the efficiency of production;

   o  market acceptance of competitors' products; and

   o  general economic conditions.

In addition, the Company's competitors or customers may offer enhancements to its existing products or offer new products based on new technologies, industry standards or customer requirements, including, but not limited to, coaxial connectors and cable assemblies and that are available to customers on a more timely basis than comparable products from the Company or that have the potential to replace or provide lower-cost or higher performance alternatives to the Company's products. The introduction of enhancements or new products by the Company's competitors could render its existing and future products obsolete or unmarketable.

Many of the Company's competitors have significantly greater financial and other resources. In certain circumstances, the Company's customers or potential customers have internal manufacturing capabilities with which the Company may compete.

IF THE COMPANY'S PRODUCTS DO NOT PERFORM AS EXPECTED, THE COMPANY'S REVENUE AND MARKET SHARE COULD DECREASE AND THE COMPANY'S REPUTATION COULD BE HARMED.

If the coaxial connectors, cable assemblies and wireless data transmission products that the Company provides to the Company's customers perform poorly, contain errors or defects or are otherwise unreliable, the Company's customers would likely be dissatisfied. Any failure or poor performance of the Company's products could result in:

    o hindered market acceptance of the Company's products due to adverse cus-tomer reaction;

    o negative publicity or loss of reputation regarding the Company and the Company's products and services;

    o   diversion of research and development and management resources; and

    o   claims for damages against the Company.

IF THE INDUSTRIES INTO WHICH THE COMPANY SELLS ITS PRODUCTS EXPERIENCE RECESSION OR OTHER CYCLICAL EFFECTS IMPACTING THE BUDGETS OF ITS CUSTOMERS, THE COMPANY'S OPERATING RESULTS COULD BE NEGATIVELY IMPACTED.

The primary customers for the Company's coaxial connectors are in the connector and communications industries. Any significant downturn in the Company's customers' markets, in particular, or in general economic conditions which result in the cut back of budgets would likely result in a reduction in demand for the Company's products and services and could harm the Company's business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including the Company. In addition, the life cycles of existing communications products and the timing of new product development and introductions can affect demand for communications components. The connector industry is expected to be subject to fluctuations in demand for products in the future. Such industry downturns have been, and may continue to be, characterize by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, any cyclical downturn in the connector and/or communications industry could have a material adverse effect on the Company.

CONTROL BY PRINCIPAL STOCKHOLDERS

Officers and directors, as of January 31, 2001, own or could own, upon exercise of options which are immediately exercisable, approximately 14.09% of the outstanding common stock of the Company. Also, Hytek International, Inc. ("Hytek") owns approximately 37% of the Company's common stock as of December 31, 2000 and is therefore considered an affiliate. Accordingly, Hytek acting alone will be able to influence the outcome of any corporate or other matter submitted to the Company's stock holders for approval, including any merger, consolidation sale of all or substantially all of the Company's assets. Such concentrated share ownership may prevent or discourage potential bids to acquire the Company unless the terms are approved by such officers, directors and Hytek International.

DEPENDENCE ON KEY PERSONNEL

The Company's success will depend to a significant extent on the continued service of the Company's senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company has an employment agreement with Mr. Hill for a term which expires on February 24, 2005. If the Company lost the services of Mr. Hill or one or more of the Company's key executives or employees (including if one or more of the Company's officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company's business, operating results, and financial condition.

THE COMPANY HAS MADE ONE RECENT ACQUISITION AND MAY IN THE FUTURE MAKE ACQUISITIONS WHERE ADVISABLE, WHICH WILL INVOLVE NUMEROUS RISKS.

The risks involved with acquisitions include:

     o   diversion of management's attention;

     o   failure to retain key personnel;

     o    amortization of acquired intangible assets;

     o    client dissatisfaction or performance problems with an acquired firm;

     o the cost associated with acquisitions and the integration of acquired operations; and

     o assumption of unknown liabilities, or other unanticipated events or circumstances.

For example, on December 1, 2000 the Company acquired Bioconnect, Inc. There can be no assurance that the Company will successfully integrate Bioconnect's additional personnel, operations, acquired technology and products into the Company's business, or retain key personnel. Further, the Company cannot be sure that the acquisition of Bioconnect, Inc. will not have a negative impact on the Company's business and financial condition.

A future acquisition could adversely affect operating results. In particular, if the Company was to acquire a company or assets and record the acquisition as a purchase, it may capitalize a significant goodwill asset.

Any of these risks could materially harm the Company's business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

THE COMPANY HAS NO EXCLUSIVE INTELLECTUAL PROPERTY RIGHTS IN THE TECHNOLOGY EMPLOYED IN ITS PRODUCTS, WHICH MAY LIMIT THE COMPANY'S ABILITY TO COMPETE.

The Company does not hold any United States or foreign patents and does not have any patents pending. In addition, the Company does not have any other exclusive intellectual property rights in the technology employed in its products. The Company does not actively seek to protect its rights in the technology that it develops or that the Company's third-party contract manufacturers develop. In addition, these parties share the technologies with other parties, including some of the Company's competitors. If the Company is wrong in its assumptions about the need for exclusive intellectual property rights, its ability to compete will be harmed.

VOLATILITY OF TRADING PRICES

In the past several years the market price of the Company's common stock has varied greatly, and the volume of the Company's common stock traded has fluctuated greatly as well. These fluctuations often occur independently of any announcements by the Company or of general market fluctuations. The Company expects such fluctuations to continue. Factors that may result in such fluctuations include:

    o any shortfall in revenues or net income from revenues or net income expected by securities analysts

    o   announcements of new products by the Company or its competitors

    o quarterly fluctuations in the Company's financial results or the results of other connector and communications-related companies, including those of the Company's direct competitors

    o changes in analysts' estimates of the Company's financial performance, the financial performance of the Company's competitors or the financial performance of connector and communications-related companies in general

    o   general conditions in the connector and communications industries

    o changes in prices for the Company's products or the products of the Company's competitors

    o changes in the Company's revenue growth rates or the growth rates of the Company's competitors

    o   sales of large blocks of the Company's common stock

    o   conditions in the financial markets in general

In addition, the stock market may from time to time experience extreme price and volume fluctuations. Many technology companies in particular have experienced such fluctuations. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market prices of the Company's common stock may experience significant fluctuations in the future.

ITEM 2.       PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. The rapid growth of both divisions of the Company required the leasing of an additional building to house the Neulink Division in 1996. The building is located adjacent to our corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,400 square feet which houses the production and sales staff of the Neulink Division. The lease on both buildings will terminate in May 31, 2005. The monthly rental is approximately $9,810 plus utilities, maintenance and insurance. The facilities are adequate at this time.

ITEM 3        LEGAL PROCEEDINGS:

In August 2000, the Company was notified that the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws may have occurred in conection with matters related to the Company. The formal order of investigation indicates that the SEC is examining the conduct of persons or entities, including the Company, who may have made improper statements regarding the Company's order backlog, manufacturing and design capabilities, and ownership of the Company's stock. The SEC is also examining whether the Company's filings with the SEC may have contained improper statements concerning, among other things, the Company's financial condition and results of operations.

The SEC has indicated that this investigation is a fact-finding inquiry and should not be construed as a conclusion by the SEC or its staff that any violation of law has occurred or that the SEC or its staff has a negative opinion of any person, entity or security. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information: The Company's stock is listed and trades on the NASDAQ Small Cap Market.

For the periods indicated, the following tables sets forth the high and low bid prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter                                                       High         Low
                                                             ------       -----

Fiscal 2000

November 1, 1999 - January 31, 2000.................       2  22/32      1 1/2
February 1, 2000 - April 30, 2000...................      15  30/32      2 3/4
May 1, 2000 - July 31, 2000.........................       6  13/16      4
August 1, 2000 - October 31, 2000...................       7             4 1/16

Fiscal 1999

November 1, 1998 - January 31, 1999.................       2   5/16      1  7/8
February 1, 1999 - April 30, 1999...................       2   1/8       1 11/16
May 1, 1999 - July 31, 1999.........................       2   1/8       1  3/4
August 1, 1999 - October 31, 1999..................        2             1 17/32



On December 29, 2001, the closing, high and low bid prices of the Company's Common Stock were $3.00 and $2.53, respectively.

As of December 31, 2001, there were 757 holders of the Company's Common Stock per records of the Company's transfer agent, Continental Stock Transfer Co., New York, NY.

The Company has not paid and does not presently intend to pay cash dividends on its Common Stock.

There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 2000 and 1998:

                                                                2000                        1999
                                                      ------------------------      ----------------------
                                                                   % Total                        % Total
                                                       Amount        Assets        Amount         Assets

Cash and cash equivalents.............................  $ 557,923        6.1%       $1,100,816        15.9%
Investments in available-for-sale securities..........  2,208,558       24.3%        2,043,959        29.5%
Current assets........................................  8,598,437       94.6%        6,648,954        95.9%
Current liabilities...................................    916,716       10.1%          446,339         6.4%
Working capital.......................................  7,681,721       84.5%        6,202,615        89.4%
Property and equipment - net..........................    318,853        3.5%          134,835         1.9%
Total Assets.......................................... $9,092,761      100.0%       $6,936,689       100.0%
Stockholders' equity.................................. $8,176,045       89.9%       $6,490,350        93.6%


Liquidity and Capital Resources:

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 2001. Management believes that any financing requirements can be met through a combination of cash and investments held as of October 31, 2000, internally generated cash flow and advance payments from customers. The Company does not currently have any commercial banking arrangements providing for loans, credit facilities or similar matters.

The Company does not believe it will need material additional capital equipment in fiscal 2001. In the past, the Company has financed much of its fixed asset requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during fiscal 2001. Management also believes that based on the Company's financial condition at October 31, 2000, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

Net cash used in operating activities for the year ended October 31, 2000 was $360,470 whereas cash provided by operating activities in the year ended October 31, 1999 was $896,365. Although the net income for the current year was $1,320,516, an increase of $496,615 from the previous year net income amount of $823,901, non cash outlays for depreciation, amortization of unearned compensation, bad debt expense and deferred tax benefits in the current year were $124,785, as compared to $201,000 in the previous reporting period, a decrease of $76,215. Additionally, during the current year, trade accounts receivable increased by $590,070 and inventories increased by $1,752,119. Other assets decreased by $66,041. Accounts payable and accrued expenses increased by $470,377.

Net cash used by investing activities was $494,436 during the current year compared to $953,639 for the previous year. Current year investing activities included purchases securities of $236,189 and capital expenditures of $258,247.

Net cash provided by financing activities was $312,013 in the current year compared to net cash used in financing activities of $51,053 for the previous year. $286,113 of the cash provided by financing activities was proceeds from the exercise of stock options, and $25,900 was for collections on receivables from stock sales.

At October 31, 2000, the Company had $557,923 in cash and cash equivalents, as compared to $1,100,816 in 1999.

Results of Operations:

The following summarizes the key components of the results of operations for the years ended October 31, 2000 and 1999:

                                        2000                       1999
                                 -------------------      ----------------------
                                                % of                     % Total
                                 Amount         Sales          Amount      Sales
                                 ------         -----         -------     ------
Net sales......................   $8,902,111    100.0%     $ 6,140,128    100.0%
Cost of sales..................    4,404,515     49.5%       2,841,090     46.3%
Gross profit...................    4,497,596     50.5%       3,299,038     53.7%
Engineering expenses...........      386,395      4.3%         257,221      4.2%
Selling and general expenses...    2,241,334     25.2%       1,840,161     30.0%
Operating income...............    2,627,729     29.5%       1,201,656     19.6%
Other income...................      313,949      3.5%         122,945      2.0%
Income before income taxes.....    2,183,816     24.5%       1,324,601     21.6%
Income taxes...................      863,300      9.7%         500,700      8.2%
Net income.....................    1,320,516     14.8%         823,901     13.4%

Net sales increased $2,761,983, or 45.0%, in 2000 compared to 1999. The increase is primarily attributable to a $2,985,325 increase in sales at the RF Connector Division to $8,133,901 from $5,148,576 in fiscal 1999. Sales at the RF Neulink Division decreased $223,342 to, $768,210 from $991,552 the previous year.

The gross profit  increased by $1,198,555 to $4,497,596 in 2000 from  $3,299,038 in 1999. As a percent of sales, gross profit decreased to 50.5% from 53.7% of sales in 1999 due to a less favorable sales mix .

Engineering expenses increased $129,174 to $386,395 compared to $257,221, in 1999. As a percent of sales engineering expenses increase to 4.3%, compared to 4.2%, in 1999. The increase in engineering expenses is attributable to an increase in research and development. The majority of the increase was in our Neulink Division.

Selling and general expenses increased $401,173, to $2,241,334, from $1,840,161, in 1999. As a percent of sales, selling and general expenses declined to 25.2% from 30.0% in 1999. The increase is primarily due to travel and trade show expenses. The $668,211 increase in operating income to $1,869,867, from $1,201,656, in the previous year is attributable to the increase in gross profit offset by increases in operating expenses.

Other income increased by $191,004. $128,685 of the increase was due to representative commissions for the Neulink Division. The remainder of the increase is due to investments during the year which increased interest income.

Net income increased $496,615, to $1,320,516, compared to net income of $823,901, in 1999. The increase in net income is due to the increase in operating income, and increased other income.

General Outlook:

Management believes that because of a number of achievements during the year ended October 31, 2000, the Company could maintain steady growth in the year ending October 31, 2001. Management is closely controlling inventory and product development in view of a possible recession and overall slow down in the economy.

As explained above, management believes the Company has capital resources available to fund operations at current levels.

Every year, we endeavor to find more efficient ways to meet our customer's needs and manufacture top quality products. To build stockholder value, the goal of the Company is to achieve more earnings growth in the years ahead. We are continuing to review possible mergers and acquisitions. RF has contracted an outside firm to continue to review possible mergers and acquisitions. However, we cannot assure that any mergers will be consummated or that they will, if consummated, result in increased earnings.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Accountants' Report are attached hereto as pages F-1 to F-18 and filed as part of this Annual Report:

    o   Report of  J.H. Cohn LLP, Independent Public Accountants

    o   Balance Sheet as of October 31, 2000

    o   Statements of Income for the years ended October 31, 2000 and 1999

    o Statements of Stockholders' Equity for the years ended October 31, 2000 and 1999

    o   Statements of Cash Flows for the years ended October 31, 2000 and 1999

    o   Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of the Company's 2001 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of the Company's 2001 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of the Company's 2001 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of the Company's 2001 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following are incorporated by reference to Form 10-K for fiscal year ended October 31, 1986 filed on February 4, 1987 as amended by Amendment No. 1 filed on August 2, 1987 and Form 10- KSB for fiscal year ended October 31, 1992 filed on March 5, 1993, and October 31, 1994 filed on February 14, 1995, October 31, 1995 filed on January 31, 1996, October 31, 1996 filed on January 30, 1997, and October 31, 1997 filed on January 31, 1998 incorporates by reference:
(References should specify 10-K in which each exhibit is to be found.)

         3.2.1  Company Bylaws as Amended through August, 1985
         3.2.2  Amendment to Bylaws dated January 24, 1986
         3.2.3  Amendment to Bylaws dated February 1, 1989

         10.1   Asset Purchase  Agreement
         10.2   Settlement  Agreement
         10.3   Funds Impound Escrow Agreement
         10.4   Stock Escrow Agreement
         10.5   Lease - San  Diego,  CA  Facility
         10.6   Lease  -  Gardena,  CA  Facility
         10.7   Celltronics,  Inc.  Incentive  Stock Option Plan
         10.8   Form of Incentive Stock Option Plan
         10.9   Directors'  Nonqualified Stock Option Agreements
         10.10  Consulting  Agreements
         10.11  Consultants'  Nonqualified  Stock Option  Agreements
         10.12  Agreement for  Cancellation  of Shares
         10.13  Neutec Sale Agreement
         10.14  Trilectric Sale Agreement
         10.15  Incentive Stock  Option  Plan
         10.16  Amended  Lease  Agreement  - San  Diego,  CA  Facility
         10.17  Lease   Agreement  -  San  Diego,  CA  Facility
         10.18  Employment  Contract - Howard Hill
         10.19  Consulting  Agreement - Hytek International
         10.20  Lease  Agreement - San Diego,  CA Facility
         10.21  Public  Relations  Agreement  -  Neil G. Berkman Associates
         10.22  Employment Contract-Donald Catledge (2) Reports on Form 8-K

         None

Shareholders of the Company may obtain a copy of any exhibit referenced in this 10-KSB Report by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the shareholder's good faith representation that such shareholder is a stockholder of record of common stock of the Company. A charge of twenty cents ($.20) per page will be made to cover Company expenses in furnishing the requested documents.

                                    SIGNATURE

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.


Date:  February 13, 2001                    By: /s/       Howard F. Hill
                                               --------------------------
                                                Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  February 13, 2001                   By:  /s/     Terrie A. Gross
                                               ----------------------------
                                               Terrie A. Gross,
                                               Chief Financial Officer
                                              (Principal Accounting Officer)


Dated:  February 13, 2001                   By:  /s/     Howard F. Hill
                                               ---------------------------
                                                Howard F. Hill,
                                                Chief Executive Officer


Dated:  February 13, 2001                   By:  /s/     John Ehret
                                               ---------------------------
                                                John Ehret, Director

Dated:  February 13, 2001                   By: /s/     Henry Hooper
                                               ---------------------------
                                                Henry Hooper, Director

Dated:  February 13, 2001                   By: /s/     Robert Jacobs
                                               ---------------------------
                                                Robert Jacobs, Director

                              RF INDUSTRIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS .......................          F-2

BALANCE SHEET

  OCTOBER 31, 2000 .............................................          F-3

STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 2000 AND 1999 ........................          F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 2000 AND 1999 ........................          F-5

STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 2000 AND 1999 ........................          F-6

NOTES TO FINANCIAL STATEMENTS ..................................          F-7/17




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying balance sheet of RF INDUSTRIES, LTD. as of October 31, 2000, and the related statements of income, stockholders' equity and cash flows for the years ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2000, and its results of operations and cash flows for the years ended October 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/  J.H. COHN LLP

San Diego, California
January 5, 2001

                               RF INDUSTRIES, LTD.

                                  BALANCE SHEET
                                OCTOBER 31, 2000

                                     ASSETS
                                    --------

Current assets:
    Cash and cash equivalents .................................       $  557,923
    Investments in available-for-sale securities ..............        2,208,558
    Trade accounts receivable, net of allowance for
        doubtful accounts of $42,000 ..........................        1,313,935
    Notes receivable ..........................................           12,000
    Inventories ...............................................        4,165,242
    Other current assets ......................................          174,779
    Deferred tax assets .......................................          166,000
                                                                      ----------
           Total current assets ...............................        8,598,437
                                                                      ----------

Property and equipment:
    Equipment and tooling .....................................          733,150
    Furniture and office equipment ............................          190,867
                                                                      ----------
                                                                         924,017

    Less accumulated depreciation .............................          605,164
                                                                      ----------
           Total ..............................................          318,853


Note receivable from stockholder ..............................           70,000
Deferred tax assets ...........................................           94,000
Other assets ..................................................           11,471
                                                                      ----------

             Total ............................................       $9,092,761
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable ..........................................     $   403,530
    Accrued expenses ..........................................         513,186
                                                                    -----------
           Total liabilities ..................................         916,716
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
    Common stock - authorized 10,000,000 shares of $.01
        par value; 3,402,054 shares issued ....................          34,021
    Additional paid-in capital ................................       4,686,161
    Retained earnings .........................................       3,668,867
    Unearned compensation .....................................        (117,546)
    Accumulated other comprehensive loss.. ....................         (40,890)
    Receivables from sale of stock ............................          (1,715)
    Treasury stock, at cost - 29,400 shares ...................         (52,853)
                                                                    -----------
           Total stockholders' equity .........................       8,176,045
                                                                    -----------

           Total ..............................................     $ 9,092,761
                                                                    ===========


See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                          2000           1999
                                                         ------         ------

Net sales ........................................     $8,902,111     $6,140,128
Cost of sales ....................................      4,404,515      2,841,090
                                                       ----------     ----------

Gross profit .....................................      4,497,596      3,299,038
                                                       ----------     ----------

Operating expenses:
    Engineering ..................................        386,395        257,221
    Selling and general ..........................      2,241,334      1,840,161
                                                       ----------     ----------
        Totals ...................................      2,627,729      2,097,382
                                                       ----------     ----------

Operating income .................................      1,869,867      1,201,656

Other income:
    Commissions ..................................        128,685
    Interest .....................................        185,264        122,945
                                                       ----------     ----------
        Totals ...................................        313,949        122,945
                                                       ----------     ----------

Income before provision for income taxes .........      2,183,816      1,324,601

Provision for income taxes .......................        863,300        500,700
                                                       ----------     ----------

Net income .......................................     $1,320,516     $  823,901
                                                       ==========     ==========

Earnings per share:
    Basic ........................................     $      .40     $      .27
                                                       ==========     ==========

    Diluted$ .....................................            .34     $      .23
                                                       ==========     ==========




See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2000 AND 1999



                                                                                Accumulated
                                                                                  Other-
                                               Additional             Unearned    Compre-      Receivables                 Total
                              Common Stock      Paid-In    Retained    Compen-    hensive       from Sale   Treasury   Stockholders'
                           Shares     Amount     Capital    Earnings    sation      Loss        of Stock     Stock        Equity
                         --------    --------   ---------   --------   --------  ------------  -----------  --------   ------------

Balance, November 1,
 1998 ................. 3,078,598    $30,786  $4,373,868   $1,524,450 $(331,501)                                         $5,597,603

Net income ............                                       823,901                                                       823,901

Shares issued on
exercise of stock
 options ..............    70,000        700      27,000                                       $(25,900)                      1,800

Amortization of
unearned compen-
  sation ..............                                                 119,899                                             119,899

Purchase of 29,400
shares of treasury stock                                                                                    $(52,853)       (52,853)
                        ---------   --------   ---------    ---------   --------- ----------  ----------    ---------     ----------
Balance, October 31,
 1999 ................  3,148,598     31,486   4,400,868    2,348,351  (211,602)                (25,900)     (52,853)     6,490,350
                                                                                                                          ---------

Net income ...........                                      1,320,516                                                     1,320,516

Effect of change in
fair value of
available-for-sale
securities, net of
deferred taxes of
 $30,700 .............                                                           $(40,890)                                  (40,890)

Comprehensive income ..                                                                                                   1,279,626

Collection of receiva-
bles from sale
of stock ..............                                                                          25,900                      25,900

Shares issued on
exercise of stock
  options .............   253,459      2,535     285,293                                         (1,715)                    286,113

Amortization of un-
earned compensation ...                                                  94,056                                              94,056
                        ---------   --------   ---------   ---------   ---------- ----------   ----------  -----------    ----------

Balance, October 31,
 2000 ................  3,402,147    $34,021  $4,686,161  $3,668,867  $(117,546) $40,890)       $(1,715)    $(52,853)    $8,176,045
                       ==========   ========  ==========  ==========  =========  === =====      =========   =========    ==========


See Notes to Financial Statements.

                                         RF INDUSTRIES, LTD.

                                      STATEMENTS OF CASH FLOWS
                                YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                              2000           1999
                                                                            --------       --------
Operating activities:
    Net income .......................................................   $ 1,320,516    $   823,901
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Provision for bad debts .......................................        33,800         12,000
       Depreciation ..................................................        74,229         55,201
       Amortization of unearned compensation .........................        94,056        119,899
       Deferred income taxes .........................................       (77,300)        14,000
       Changes in operating assets and liabilities:
          Trade accounts receivable ..................................      (590,070)        37,004
          Inventories ................................................      (752,119)        53,325
          Other assets ...............................................        66,041         (2,984)
          Accounts payable ...........................................       315,034       (115,154)
          Accrued expenses ...........................................       155,343       (100,827)
                                                                          -----------    -----------
              Net cash provided by (used in) operating activities ....      (360,470)       896,365
                                                                          -----------    -----------

Investing activities:
    Investments in securities ........................................      (236,189)      (914,377)
    Capital expenditures .............................................      (258,247)       (27,262)
    Increase in notes receivable......................................                      (12,000)
                                                                          -----------    -----------
              Net cash used in investing activities ..................      (494,436)      (953,639)
                                                                          -----------    -----------

Financing activities:
    Proceeds from exercise of stock options ..........................       286,113          1,800
    Purchase of treasury stock .......................................                      (52,853)
    Proceeds from the collection of receivables from sale of stock ...        25,900
                                                                          -----------    -----------
              Net cash provided by (used in) financing activities ....       312,013        (51,053)
                                                                          -----------    -----------

Net decrease in cash and cash equivalents ............................      (542,893)      (108,327)

Cash and cash equivalents at beginning of year .......................     1,100,816      1,209,143
                                                                         -----------    -----------

Cash and cash equivalents at end of year .............................   $   557,923    $ 1,100,816
                                                                         ===========    ===========

Supplemental cash flow information:

    Income taxes paid ................................................   $   794,000    $   612,124
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

                Use of estimates:
                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

                Cash equivalents:
                    The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                Investments:
                    Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in mutual fund units have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, in accumulated other comprehensive (loss) until realized.

                Inventories:
                    Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

                Property and equipment:
                    Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 7 years) using the straight-line method.

                Research and development:
                    Costs and expenses related to research and development are expensed as incurred. Research and development expenses charged to operations were approximately $62,000 and $35,000 in 2000 and 1999, respectively.

Note 1 - Business activities and summary of significant accounting policies (continued):
               Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $46,000 and $72,000 in 2000 and 1999, respectively.

                Income taxes:
                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                Stock options:
                    In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                    Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company is not required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The
                    Company also makes pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied .

                Earnings per share:
                    Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period.

Note 1 - Business activities and summary of significant accounting policies (concluded):
            Earnings per share (concluded):

               The following table summarizes the calculation of basic and diluted earnings per share:

                                                                             2000             1999
                                                                         ----------       ----------

               Numerators:
                  Net income (A) .................................       $1,320,516       $  823,901
                                                                         ==========       ==========

               Denominators:
                  Weighted average shares outstanding for basic
                    net earnings per share (B) ...................        3,277,838        3,098,689
                  Add effects of potentially dilutive securities -
                    assumed exercise of stock options ............          624,919          543,663
                                                                         ----------       ----------

                 Weighted average shares for diluted net
                    earnings per share (C) .......................        3,902,757        3,642,352
                                                                         ==========       ==========

               Basic net earnings per share (A)/(B) ..............              .40              .27
                                                                         ==========       ==========

               Diluted net earnings per share (A)/(C) ............              .34              .23
                                                                         ==========       ==========

               Comprehensive loss:
                    Comprehensive  income  or  loss  is  presented  pursuant  to
                    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and, accordingly, has been displayed for each year in the accompanying statements of stockholders' equity and includes the net income or loss, plus or minus the effect of the net change in the fair value of available-for-sale securities each year, net of deferred taxes.

                Reclassifications:
                    Certain 1999 amounts have been reclassified to conform to the 2000 presentation .

Note 2 - Concentration of credit risk and sales to major customers:
                The Company maintains its cash balances primarily in one financial institution. As of October 31, 2000, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $236,894. In addition, two unsecured money market accounts totaling $220,529 were held at October 31, 2000. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

                Sales to one customer represented 17% and 16% of total sales in 2000 and 1999, respectively. The Company does not have a written agreement with this customer and therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's product at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits.

Note 3 - Investments:
               At October 31, 2000, investments in available-for-sale securities consisted of units of mutual funds that invest primarily in short-term, secured obligations. The investments are carried at fair value at October 31, 2000. Net unrealized holding losses on these investments as of October 31, 2000 were $40,890, net of deferred taxes of $30,700. There were no unrealized gains or losses in 1999. There were no realized gains or losses from sales of investments during 2000 or 1999.

Note 4 - Inventories:
               Inventories consisted of the following as of October 31, 2000:

                  Raw materials and supplies...................   $  559,786
                  Finished goods...............................    3,605,456
                                                                 -----------
                     Total.....................................   $4,265,242

Note 5 - Commitments:
               The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2005 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 2000. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through June 2001.

               Total rent expense under all operating leases totaled $120,760 and $99,062 in 2000 and 1999, respectively.

               Minimum lease payments under these operating leases for years subsequent to October 31, 2000 are as follows:

                       Year Ending

                       October 31,

                           2001 ...................................   $126,698
                           2002 ...................................    133,140
                           2003 ...................................    136,982
                           2004 ...................................    132,360
                           2005 ...................................     80,297
                                                                     ----------
                             Total ...............................    $609,477
                                                                     =========

               The Company has an employment agreement with its President and Chief Executive Officer which expires on February 24, 2005. The aggregate amount of compensation provided for over the remaining term of the agreement amounts to $541,667.

Note 6 - Segment information:
               During 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company reports segment sales in the same format reviewed by the Company's management (the "management approach").

               Management identifies the Company's segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. Accordingly, the Company's two business segments are centered on the operations associated with the RF CONNECTOR Division and the NEULINK Division. Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company has no significant intersegment sales or transfers. Assets are managed on a corporate basis. The Company allocates depreciation and other indirect expenses at the rate of 80% to the RF CONNECTOR Division and 20% to the NEULINK Division.

Note 6 - Segment Information (concluded):
               Net sales, income (loss) before provision for income taxes and other related segment information as of October 31, 2000 and for the years ended October 31, 2000 and 1999 follows:

                                                                                        Common/
                                                           Connector      Neulink      Corporate      Total
                                                          -----------   ----------    -----------   ---------
                2000
              --------
                Net sales ..............................   $8,133,901   $  768,210                 $8,902,111
                Income (loss) before
                  provision for income
                  taxes ................................    2,192,125     (193,573)   $  185,264    2,183,816
                Depreciation ...........................       59,383       14,846                     74,229
                Research and
                  development expense ..................       12,000       50,000                     62,000

                1999
              -------
                Net sales ..............................   $5,148,576   $  991,552                 $6,140,128
                Income (loss) before
                  provision for income
                  taxes ................................    1,296,972      (98,887)   $  126,516    1,324,601
                Depreciation ...........................       44,161       11,040                     55,201
                Research and
                  development expense ..................       20,903       13,610                     34,513

               The Company attributes revenues to geographic areas based on the location of the customers. The following table presents the reve-nues of the Company by geographic area for the years ended October 31, 2000 and 1999:
                                                           2000         1999
                                                         --------     --------

               United States........................    $7,477,773   $5,244,973
               Foreign countries....................     1,424,338      895,155
                                                        ----------   ----------
                  Total............................     $8,902,111   $6,140,128
                                                        ==========   ==========

Note 7 - Income taxes:
          The net provision for income taxes consisted of the following provi-sions and (credits):
                                                           2000         1999
                                                         --------     --------
                Current:
                   Federal .........................   $ 739,600    $ 377,500
                   State ...........................     201,000      109,200
                                                        ---------    ---------
                                                         940,600      486,700
                                                        ---------    ---------
                Deferred:
                   Federal .........................     (67,700)      18,000
                   State ...........................      (9,600)      (4,000)
                                                        ---------    ---------
                                                         (77,300)      14,000
                                                        ---------    ---------

                     Totals ........................   $ 863,300    $ 500,700
                                                        =========    =========

             Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                                        2000                        1999
                                                ---------------------      ---------------------
                                                          % of Pretax               % of Pretax
                                                 Amount       Income        Amount     Income
           Income tax at Federal
              statutory rate ................ $ 742,500     34.0%         $450,360      34.0%

            State tax provision, net
               of Federal tax benefit .......   126,324      6.0            69,432       5.2

            Other credit ....................    (5,524)    ( .5)          (19,092)     (1.4)
                                               ---------    -----         ---------     -----

            Provision for income
               taxes ........................ $ 863,300     39.5%        $ 500,700      37.8%
                                              =========     ====          =========     ====


           The Company's total deferred tax assets and deferred tax liabilities at October 31, 2000 are as follows:

                                                         2000           1999
                                                       --------       --------

              Total deferred tax assets.............   $298,400       $190,000
              Total deferred tax liabilities........    (38,400)       (38,000)
                                                      ----------     ----------

                 Net deferred tax assets............   $260,000       $152,000
                                                       ========       ========

           The temporary differences generating net current and noncurrent de-ferred tax assets and liabilities were primarily related to accrued vacation expense, reserves for doubtful accounts, deferred compensa-tion, inventory obsolescence unrealized losses on available-for-sale securities and depreciation.

Note 8 - Stock options:
                Incentive and Non-Qualified Stock Option Plans:
                    The Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock to employees of the Company. Under the Incentive Plan, the option price cannot be less than the fair market value on the date options are granted and options can expire no later than ten years after the date of grant. Options vest immediately upon grant.

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

                Compensatory stock option plans:
                    The Company granted to its President an option for the purchase of 500,000 shares of common stock at $.10 per share pursuant to the terms of his employment contract dated June 1, 1994 that became effective as of July 1, 1993. Options for the purchase of 83,333 shares vested annually from July 1994 through July 1999. The difference of $230,000 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, of which $25,569 was amortized to compensation expense in 1999.

                    The Company granted to two executives options to purchase a total of 180,000 shares of common stock at $.10 per share pursuant to the terms of their employment contracts dated February 1, 1998. The options to purchase 45,000 shares are scheduled to vest and become exercisable annually from March 1, 1998 through February 1, 2002. The difference of $376,200 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, and is being amortized over the vesting period. A total of $94,056 was amortized to compensation expense in 2000 and 1999.

               Additional required disclosures related to stock option plans:
                    Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options other than the amounts attributable to the compensatory options granted to the executives described above. Had compensation cost been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net income and net income per share in 2000 and 1999 would have been reduced to the pro forma amounts set forth below:

                                                           2000          1999
                                                       ----------    ----------

                   Net income - as reported..........  $1,320,516      $823,901
                   Net income - pro forma............  $  733,766      $753,517

                   Basic earnings per share:
                      As reported....................        $.40          $.27
                      Pro forma .....................        $.22          $.24

                   Diluted earnings per share:
                      As reported....................        $.34          $.24
                      Pro forma......................        $.19          $.21


                    The fair value of each option granted in 2000 and 1999 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                                                             2000         1999
                                                           --------    ---------
                      Dividend yield...................         0%           0%
                      Expected volatility..............       145%          23%
                      Risk-free interest rate..........       6.5%         6.5%
                      Expected lives...................   10 years     10 years

                   Additional information regarding all of the Company's outstanding stock options at October 31, 2000 and 1999 and changes in outstanding stock options in 2000 and 1999 follows:

                                                                      2000                      1999
                                                              ---------------------     ---------------------

                                                                           Weighted                    Weighted
                                                               Shares       Average       Shares       Average
                                                              or Price      Exercise      or Price     Exercise
                                                              Per Share      Price       Per Share      Price
                                                             ----------   -----------   -----------   ----------

                  Options outstanding at
                    beginning of year.....................     917,233        .79          965,263        .80
                  Options granted........................      219,020       3.23          46,887        1.50
                  Options exercised......................     (253,459)      1.14         (70,000)        .40
                  Options forfeited......................      (25,280)      3.42         (24,917)       3.44
                                                              ---------                  ---------

                  Options outstanding at  end of year....      857,514       1.24         917,233        .79
                                                               ========                  =========

                  Option price range at end of year......   $.10-$5.75                 $.10-$5.75

                  Options available for grant at
                    end of year ........................       136,214                    179,954

                    Option price range for options
                    exercised during the year ..........    $.10-$5.75                 $.10-$1.00


Note 8 - Stock options (concluded):
      Additional required disclosures related to stock option plans (concluded):
         The  following  table  summarizes   information  about  stock
         options outstanding at October 31, 2000, all of which are at fixed-prices:

                                                                  Weighted
                                                                  Average
                                                                 Remaining
                                                             Contractual Life              Number
                 Exercise                  Number               of Options              of Options
                   Price                Outstanding             Outstanding              Exercisable
             -----------------          -----------             -----------              -----------
                   $  .10                   542,000       1 yr after termination             488,000
                    $1.33                    10,000                9 yrs.                     10,000
                    $1.50                   100,000               10 yrs.                    100,000
                    $1.56                    27,460                9 yrs.                     27,460
                    $1.59                    17,555                8 yrs.                     17,555
                    $1.87                     6,500                8 yrs.                      6,500
                    $2.13                     6,000                7 yrs.                      6,000
                    $2.50                     6,000                7 yrs.                      6,000
                    $4.35                    12,000               10 yrs.                     12,000
                    $4.88                     8,000                6 yrs.                      8,000
                    $5.12                    94,697               10 yrs.                     94,697
                    $5.75                    27,302                6 yrs.                     27,302
                                           --------                                         --------
                                            857,514                                          803,514
                                            =======                                          =======


Note 9 - Retirement plan:
                The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2000 or 1999.

Note 10- Related party transactions:
                The note receivable from stockholder of $70,000 at October 31, 2000 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date.

                Receivables from the sale of stock arose from advances made to assist officers and employees in the exercise of stock options and, accordingly, are reported as a reduction of stockholders' equity in the accompanying balance sheet. The receivables are interest free and are due prior to October 31, 2001.

Note 11- Regulatory matters:
               In August 2000, the Company was notified that the Securities and Exchange Commission (SEC) issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws may have occurred in connection with matters related to the Company. The formal order of investigation indicates that the SEC is examining the conduct of persons or entities, including the Company, who may have made improper statements regarding the Companys order backlog, manufacturing and design capabilities, and ownership of the Companys stock. The SEC is also examining whether the Companys filings with the SEC may have contained improper statements concerning, among other things, the Companys financial condition and results of operations.

               The SEC has indicated that this investigation is a fact-finding inquiry and should not be construed as a conclusion by the SEC or its staff that any violation of law has occurred or that the SEC or its staff has a negative opinion of any person, entity or security. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

Note 12- Subsequent events:
               On December 5, 2000 the Company purchased 100% of the outstanding common stock of Bioconnect, Inc., a privately -held California-based manufacturer and marketer of interconnect products to the healthcare industry for $400,000. The consideration consisted of $150,000 cash delivered at the closing; $50,000 cash paid on January 1, 2001; $50,000 cash payable on each of January 1, 2002 and January 1, 2003, and the assumption of a $100,000 promissory note to a shareholder of Bioconnect. In addition, the Company entered into employment contracts with the stockholders of Bioconnect which provide for aggregate compensation through December 31, 2002 totaling $450,000.




                                      * * *