Form 10KSB/A
period 2000-10-31
R F INDUSTRIES LTD
filed 2001-02-16
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A

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

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Accountants' Report are attached hereto as pages F-1 to F-17 and filed as part of this Annual Report:

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

RF INDUSTRIES, LTD.


Date:  February 16, 2001                    By: /s/       Howard F. Hill
                                               --------------------------
                                                Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  February 16, 2001                   By:  /s/     Terrie A. Gross
                                               ----------------------------
                                               Terrie A. Gross,
                                               Chief Financial Officer
                                              (Principal Accounting Officer)


Dated:  February 16, 2001                   By:  /s/     Howard F. Hill
                                               ---------------------------
                                                Howard F. Hill,
                                                Chief Executive Officer


Dated:  February 16, 2001                   By:  /s/     John Ehret
                                               ---------------------------
                                                John Ehret, Director

Dated:  February 16, 2001                   By: /s/     Henry Hooper
                                               ---------------------------
                                                Henry Hooper, Director

Dated:  February 16, 2001                   By: /s/     Robert Jacobs
                                               ---------------------------
                                                Robert Jacobs, Director

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
                                                                    ===========


See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                          2000           1999
                                                         ------         ------

Net sales ........................................     $8,902,111     $6,140,128
Cost of sales ....................................      4,404,515      2,841,090
                                                       ----------     ----------

Gross profit .....................................      4,497,596      3,299,038
                                                       ----------     ----------

Operating expenses:
    Engineering ..................................        386,395        257,221
    Selling and general ..........................      2,241,334      1,840,161
                                                       ----------     ----------
        Totals ...................................      2,627,729      2,097,382
                                                       ----------     ----------

Operating income .................................      1,869,867      1,201,656
                                                       ----------     ----------
Other income:
    Commissions ..................................        128,685
    Interest .....................................        185,264        122,945
                                                       ----------     ----------
        Totals ...................................        313,949        122,945
                                                       ----------     ----------

Income before provision for income taxes .........      2,183,816      1,324,601

Provision for income taxes .......................        863,300        500,700
                                                       ----------     ----------

Net income .......................................     $1,320,516     $  823,901
                                                       ==========     ==========

Earnings per share:
    Basic ........................................     $      .40     $      .27
                                                       ==========     ==========

    Diluted  .....................................     $      .34     $      .23
                                                       ==========     ==========




See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2000 AND 1999



                                                                                Accumulated
                                                                                  Other-
                                               Additional             Unearned    Compre-      Receivables                 Total
                              Common Stock      Paid-In    Retained    Compen-    hensive       from Sale   Treasury   Stockholders'
                           Shares     Amount     Capital    Earnings    sation      Loss        of Stock     Stock        Equity
                         --------    --------   ---------   --------   --------  ------------  -----------  --------   ------------

Balance, November 1,
 1998 ................. 3,078,598    $30,786  $4,373,868   $1,524,450 $(331,501)                                         $5,597,603

Net income ............                                       823,901                                                       823,901

Shares issued on
exercise of stock
 options ..............    70,000        700      27,000                                       $(25,900)                      1,800

Amortization of
unearned compen-
  sation ..............                                                 119,899                                             119,899

Purchase of 29,400
shares of treasury stock                                                                                    $(52,853)       (52,853)
                        ---------   --------   ---------    ---------   --------- ----------  ----------    ---------     ----------
Balance, October 31,
 1999 ................  3,148,598     31,486   4,400,868    2,348,351  (211,602)                (25,900)     (52,853)     6,490,350
                                                                                                                          ---------

Net income ...........                                      1,320,516                                                     1,320,516

Effect of change in
fair value of
available-for-sale
securities, net of
deferred taxes of
 $30,700 .............                                                           $(40,890)                                  (40,890)
                                                                                                                          ----------
Comprehensive income ..                                                                                                   1,279,626

Collection of receiva-
bles from sale
of stock ..............                                                                          25,900                      25,900

Shares issued on
exercise of stock
  options .............   253,456      2,535     285,293                                         (1,715)                    286,113

Amortization of un-
earned compensation ...                                                  94,056                                              94,056
                        ---------   --------   ---------   ---------   ---------- ----------   ----------  -----------    ----------

Balance, October 31,
 2000 ................  3,402,054    $34,021  $4,686,161  $3,668,867  $(117,546) $40,890)       $(1,715)    $(52,853)    $8,176,045
                       ==========   ========  ==========  ==========  =========  === =====      =========   =========    ==========


See Notes to Financial Statements.

                                         RF INDUSTRIES, LTD.

                                      STATEMENTS OF CASH FLOWS
                                YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                              2000           1999
                                                                            --------       --------
Operating activities:
    Net income .......................................................   $ 1,320,516    $   823,901
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Provision for bad debts .......................................        33,800         12,000
       Depreciation ..................................................        74,229         55,201
       Amortization of unearned compensation .........................        94,056        119,899
       Deferred income taxes .........................................       (77,300)        14,000
       Changes in operating assets and liabilities:
          Trade accounts receivable ..................................      (590,070)        37,004
          Inventories ................................................    (1,752,119)        53,325
          Other assets ...............................................        66,041         (2,984)
          Accounts payable ...........................................       315,034       (115,154)
          Accrued expenses ...........................................       155,343       (100,827)
                                                                          -----------    -----------
              Net cash provided by (used in) operating activities ....      (360,470)       896,365
                                                                          -----------    -----------

Investing activities:
    Investments in securities ........................................      (236,189)      (914,377)
    Capital expenditures .............................................      (258,247)       (27,262)
    Increase in notes receivable......................................                      (12,000)
                                                                          -----------    -----------
              Net cash used in investing activities ..................      (494,436)      (953,639)
                                                                          -----------    -----------

Financing activities:
    Proceeds from exercise of stock options ..........................       286,113          1,800
    Purchase of treasury stock .......................................                      (52,853)
    Proceeds from the collection of receivables from sale of stock ...        25,900
                                                                          -----------    -----------
              Net cash provided by (used in) financing activities ....       312,013        (51,053)
                                                                          -----------    -----------

Net decrease in cash and cash equivalents ............................      (542,893)      (108,327)

Cash and cash equivalents at beginning of year .......................     1,100,816      1,209,143
                                                                         -----------    -----------

Cash and cash equivalents at end of year .............................   $   557,923    $ 1,100,816
                                                                         ===========    ===========

Supplemental cash flow information:

    Income taxes paid ................................................   $   794,000    $   612,124
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

Note 4 - Inventories:
               Inventories consisted of the following as of October 31, 2000:

                  Raw materials and supplies...................   $  559,786
                  Finished goods...............................    3,605,456
                                                                 -----------
                     Total.....................................   $4,165,242
                                                                 ===========

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

               Minimum lease payments under these operating leases for years subsequent to October 31, 2000 are as follows:

                       Year Ending

                       October 31,

                           2001 ...................................   $126,698
                           2002 ...................................    133,140
                           2003 ...................................    136,982
                           2004 ...................................    132,360
                           2005 ...................................     80,297
                                                                     ----------
                             Total ...............................    $609,477
                                                                     ==========

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

               The Company attributes revenues to geographic areas based on the location of the customers. The following table presents the reve-nues of the Company by geographic area for the years ended October 31, 2000 and 1999:
                                                           2000         1999
                                                         --------     --------

               United States........................    $7,477,773   $5,244,973
               Foreign countries....................     1,424,338      895,155
                                                        ----------   ----------
                  Total............................     $8,902,111   $6,140,128
                                                        ==========   ==========

Note 7 - Income taxes:
          The net provision for income taxes consisted of the following provi-sions and (credits):
                                                           2000         1999
                                                         --------     --------
                Current:
                   Federal .........................   $ 739,600    $ 377,500
                   State ...........................     201,000      109,200
                                                        ---------    ---------
                                                         940,600      486,700
                                                        ---------    ---------
                Deferred:
                   Federal .........................     (67,700)      18,000
                   State ...........................      (9,600)      (4,000)
                                                        ---------    ---------
                                                         (77,300)      14,000
                                                        ---------    ---------

                     Totals ........................   $ 863,300    $ 500,700
                                                        =========    =========

             Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                                        2000                       1999
                                                ---------------------      ---------------------
                                                          % of Pretax               % of Pretax
                                                 Amount       Income        Amount     Income
           Income tax at Federal
              statutory rate ................ $ 742,500     34.0%         $450,360      34.0%

            State tax provision, net
               of Federal tax benefit .......   126,324      5.8            69,432       5.2

            Other credit ....................    (5,524)    ( .3)          (19,092)     (1.4)
                                               ---------    -----         ---------     -----

            Provision for income
               taxes ........................ $ 863,300     39.5%        $ 500,700      37.8%
                                              =========     ====          =========     ====


           The Company's total deferred tax assets and deferred tax liabilities at October 31, 2000 are as follows:

                                                         2000           1999
                                                       --------       --------

              Total deferred tax assets.............   $298,400       $190,000
              Total deferred tax liabilities........    (38,400)       (38,000)
                                                      ----------     ----------

                 Net deferred tax assets............   $260,000       $152,000
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

                                                           2000          1999
                                                       ----------    ----------

                   Net income - as reported..........  $1,320,516      $823,901
                   Net income - pro forma............  $  733,766      $753,517

                   Basic earnings per share:
                      As reported....................        $.40          $.27
                      Pro forma .....................        $.22          $.24

                   Diluted earnings per share:
                      As reported....................        $.34          $.23
                      Pro forma......................        $.19          $.21


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