Form 10QSB
period 2001-01-31
R F INDUSTRIES LTD
filed 2001-03-23
CIK 740664

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of

                         Securities Exchange Act of 1934

                       for Quarter ended January 31, 2001

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

                        (858) 549-6340 FAX (858) 549-6345

                (Issuer's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None.


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of January 31, 2001, the registrant had 3,403,054 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional small business disclosure format

                                    Yes    No X

PART I.   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS                              RF INDUSTRIES, LTD.
                                                             AND SUBSIDIARY
                                                         CONDENSED CONSOLIDATED
                                                              BALANCE SHEET

                                                        January 31    October 31
                                                           2001          2000
                                                       ------------  -----------
                                                       (Unaudited)
   ASSETS

CURRENT ASSETS

Cash and cash equivalents ........................     $  212,812     $  557,923

Investments in available-for-sale securities .....      1,714,420      2,208,558

Trade accounts receivable, net of allowance

for doubtful accounts of $42,000 .................        978,670      1,313,935

Notes receivable .................................         12,000         12,000

Inventories ......................................      5,064,567      4,165,242

Other current assets .............................        196,248        174,779

Deferred tax assets ..............................        166,000        166,000
                                                       ----------     ----------
     TOTAL CURRENT ASSETS ........................      8,344,717      8,598,437

PROPERTY AND EQUIPMENT

Furniture and tooling ............................        936,373        733,150
Furniture and office equipment ...................        192,048        190,867
                                                       ----------     ----------
     Fixed assets, at cost .......................      1,128,421        924,017
     Less accumulated depreciation ...............        630,334        605,164
                                                       ----------     ----------
     NET FIXED ASSETS ............................        498,087        318,853

Intangible assets ................................        174,698              0
Less amortization reserve ........................          1,941              0
                                                       ----------     ----------
     NET INTANGIBLE ASSETS .......................        172,757              0

Note receivable from stockholder .................         70,000         70,000
Deferred tax assets ..............................         94,000         94,000
Other assets .....................................         11,471         11,471
                                                       ----------     ----------
     TOTAL ASSETS ................................     $9,191,032     $9,092,761
                                                       ==========     ==========



       See Notes to Condensed Consolidated Unaudited Financial Statements

                                                            RF INDUSTRIES, LTD.
                                                             AND SUBSIDIARY
                                                         CONDENSED CONSOLIDATED
                                                              BALANCE SHEET

                                                        January 31    October 31
                                                           2001          2000
                                                       ------------  -----------
                                                       (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
-------------------------
CURRENT LIABILITIES

Accounts payable ...............................    $   213,909     $   403,530

Line of credit and notes payable ...............        167,902               0

Accrued expenses ...............................        383,628         513,186
                                                    -----------     -----------
     TOTAL  LIABILITIES ........................        765,439         916,716
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Common Stock - authorized 10,000,000 shares of $.01 par value; 3,403,054 and

 3,402,054, respectively shares issued .........         34,031          34,021

Additional paid-in capital .....................      4,687,712       4,686,161

Retained earnings ..............................      3,914,101       3,668,867

Unearned compensation ..........................        (94,032)       (117,546)

Accumulated other comprehensive loss ...........        (61,651)        (40,890)

Receivables from sale of stock .................         (1,715)         (1,715)

Treasury stock, at cost - 29,400 shares ........        (52,853)        (52,853)
                                                    -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY ................      8,425,593       8,176,045
                                                    -----------     -----------

      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY ...................    $ 9,191,032     $ 9,092,761
                                                    ===========     ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements

                                                           RF INDUSTRIES, LTD.
                                                             AND SUBSIDIARY
                                                        CONDENSED CONSOLIDATED
                                                         STATEMENTS OF INCOME
                                                       AND COMPREHENSIVE INCOME
                                                              (Unaudited)
                                                          Three Months Ended
                                                              January 31
                                                       ------------------------
                                                           2001         2000
                                                       -----------   ----------
INCOME:

Net Sales ..........................................   $ 2,348,601   $ 1,760,526

Cost of Sales ......................................     1,220,164       845,255
                                                        ----------    ----------
  Gross profit .....................................     1,128,437       915,271
                                                        ----------    ----------
Operating expenses:

   Engineering .....................................       115,729        65,481
   Selling and general .............................       651,555       508,726
                                                        ----------    ----------
         Totals ....................................       767,284       574,207
                                                        ----------    ----------
Operating income ...................................       361,153       341,064
                                                        ----------    ----------
Other income:
     Commissions ...................................        18,073             0
     Interest ......................................        31,508        30,559
                                                        ----------    ----------
           Totals ..................................        49,581        30,559
                                                        ----------    ----------

Income before provision for income tax .............       410,734       371,623
Provision for income tax ...........................       165,500       150,000
                                                        ----------    ----------
Net income .........................................    $  245,234    $  221,623
                                                        ==========    ==========

Basic earnings per share ...........................    $     0.07    $     0.07
                                                        ==========    ==========
Diluted earnings per share .........................    $     0.06    $     0.06
                                                        ==========    ==========

Basic weighted average shares outstanding ..........     3,402,554     3,148,648
                                                        ==========    ==========
Diluted weighted average shares outstanding ........     4,027,473     3,707,526
                                                        ==========    ==========
COMPREHENSIVE INCOME:

Net income .........................................    $  245,234    $  221,623

Unrealized loss on available-for-sale securities ...        20,761             0
                                                        ----------    ----------
      Total comprehensive income ...................    $  265,995    $  221,623
                                                        ==========    ==========



       See Notes to Condensed Consolidated Unaudited Financial Statements


                                                                         RF INDUSTRIES, LTD.
                                                                           AND SUBSIDIARY
                                                                       CONDENSED CONSOLIDATED
                                                                      STATEMENTS OF CASH FLOWS
                                                                            (Unaudited)
                                                                         Three Months Ended

                                                                             January 31
                                                                       ------------------------
                                                                          2001           2000
                                                                       ---------      ---------
OPERATING ACTIVITIES
Net income .......................................................   $   245,234    $   221,623


Adjustments to reconcile net income
to net cash  provided by (used in) operations
     Inventory deposit write-offs ................................        30,294              0
     Depreciation and amortization ...............................        27,111         14,149
     Amortization of unearned compensation .......................        23,514         23,514

     Changes in operating assets and liabilities, net of

       acquisition payment:
          Trade accounts receivable ..............................       381,308         62,895
          Inventories ............................................      (859,369)      (216,061)
          Other assets ...........................................        (6,734)         2,610
          Accounts payable .......................................      (217,607)        93,653
          Accrued expenses .......................................      (129,602)        87,278
                                                                      -----------    -----------
      Net cash provided by (used in) operating activities ........      (505,851)       289,661
                                                                      -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of (investment in) securities ...........       473,377        (14,592)
      Capital expenditures .......................................       (16,548)       (48,431)
      Payment for acquisition, net of cash acquired ..............      (147,078)             0
                                                                      -----------    -----------
      Net cash provided by (used in) investing activities ........       309,751        (63,023)
                                                                      -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable ..................................      (150,572)             0
      Proceeds from exercise of common stock options .............         1,561              0
                                                                      -----------    -----------
      Net cash used in financing activities ......................      (149,011)             0
                                                                      -----------    -----------
     Net  increase in cash
        and cash equivalents .....................................      (345,111)       226,638
     Cash and cash equivalents at the
        beginning of the period ..................................       557,923      1,100,816
                                                                      -----------    -----------
     Cash and cash equivalents at the end of period ..............   $   212,812    $ 1,327,454
                                                                      ===========    ===========
SUPPLEMENTARY CASH FLOW DATA:
     Taxes paid ..................................................   $   255,000              0
 Noncash investing and financing activities:
     Fair value of assets acquired ...............................   $   496,504
     Liabilities assumed .........................................      (207,341)
     Seller financing ............................................      (139,163)
                                                                      -----------
     Cash paid ...................................................   $   150,000
                                                                      ===========

       See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2000.

Note 2 - The merger and other matters

         On December 1, 2000, the Company acquired all the outstanding stock of Bioconnect, Inc. for a total consideration of $289,163, of which $89,163 was financed by seller.

         The acquisition has been accounted for pursuant to the purchase method and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisitions to the net assets acquired follows:

               Cash .................................   $   2,922
               Accounts receivable ..................      76,337
               Inventory ............................      39,956
               Property and equipment ...............     187,855
               Intangibles and other assets .........     189,434
                                                        ---------
               Total assets acquired ................     496,504
               Accounts payable and other liabilities    (207,341)
                                                        ---------
               Net assets acquired ..................   $ 289,163
                                                        =========

          The condensed consolidated financial statements include the accounts of RF INDUSTRIES, LTD. (the "Parent") and its wholly-owned subsidiary, Bioconnect, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

Note 3 - Components of inventory

                                              January 31   October 31
                                                 2001         2000
                                              ----------   ----------
                                              (Unaudited)   (Audited)

               Raw material and supplies...   $  876,170   $  559,786
               Finished goods .............    4,188,397    3,605,456
                                              ----------   ----------
                TOTAL .....................   $5,064,567   $4,165,242
                                              ==========   ==========

Note 4 - Earnings (loss) per share:

         Effective October 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-KSB for the fiscal year ended October 31, 2000.

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period.

         Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised.

Note 5 - Segment Information

         Net sales and income (loss) before provision for income taxes for the three months ended January 31, 2001 and 2000 follows:


                                                                       Common/
                             Connector      Neulink     Bioconnect    Corporate     Total
                            -----------   ----------   ------------  -----------  ---------
 2001

------
Net sales ................  $ 2,053,276    $ 245,254    $ 50,071                $ 2,348,601
Income (loss) before
   provision for income
   taxes .................      624,042     (141,294)    (67,328)    $ (4,686)      410,734

 2000

------
Net sales ................  $ 1,614,266    $ 146,260                            $ 1,760,526
Income (loss) before
   provision for income
    taxes ................      434,313      (62,690)                               371,623


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict,"
"potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-QSB to conform such statements to actual results or to changes in its expectations.

The following discussion should be read in conjunction with the Company's financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited financial statements and related notes included in the Company's Annual Report filed on Form 10-KSB for the year ended October 31, 2000 and other reports and filings made with the Securities and Exchange Commission.

Liquidity and Capital Resources

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 2001. Management believes that any financing requirements can be met through a combination of cash and investments held as of January 31, 2001, internally generated cash flow and advance payments from customers. The Company does not currently have any commercial banking arrangements providing for loans, credit facilities or similar matters.

The Company does not believe it will need material additional capital equipment in fiscal 2001. In the past, the Company has financed some of its fixed asset requirements through capital leases. No additional capital equiment purchases have been currently identified that would require significant additional leasing or capital obligations during fiscal 2001. Management also believes that based on the Company's financial condition at January 31, 2001, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

Net cash used in operating activities for the first three months of fiscal 2001 was $505,851 whereas cash provided by operating activities for the first quarter ended January 31, 2000 was $289,661. Non cash outlays for inventory deposit write-offs, depreciation and amortization, and amortization of unearned income for the first three months of 2001 were $80,919 compared to $37,664 the previous year, an increase of $43,255. Inventories increased $889,663, and other assets increased $6,734 in the first quarter of 2001. Trade accounts receivable decreased by $381,308. Accounts payable and accrued expenses increased by $347,209.

Net cash provided by investing activities was $309,751 during the first quarter ended January 31, 2001, compared to $63,023 used in the previous year. Current year investing activities included capital expenditures of $16,548 and payment for acquisition of Bioconnect of $147,078. Proceeds from sale of securities was $473,377.

Net cash used in financing activities was $149,011 for the first quarter ended January 31, 2001, and consisted of proceeds from exercise of stock options of $1,561 and payments on loans payable of $150,572.

As of Janurary 31, 2001 the Company had $212,812 in cash and cash equivalents and $1,714,420 in investments, as compared to $557,923 in cash and cash equivalents and $2,208,558 in investments at October 31, 2000.

Three Months 2001 vs. Three Months 2000

Net sales increased 33%, or $588,075, to $2,348,601 from $1,760,526 in the first three months of fiscal 2001. RF Connectors sales increased 27% to $2,053,276, compared to $1,614,266 for the same period last year, due to continuing strong order rates for coax connectors and cable assemblies. Sales at RF Neulink increased 68% to $245,254 compared to $146,260 last year. This increase can be attributed to stronger sales in new application areas. Bioconnect's first quarter sales were $50,071. Cost of sales increased 44%, or $374,909 to $1,220,164 from $845,255 last year. The increase is due to the increased sales.

Engineering expenses increased $50,248, or 77%, from $65,481 last year. This increase can be attributed to added personnel and expenses associated with the expansion of our engineering departments to meet the increased business demands.

Selling and general expenses increased 28% or $142,829, to $651,555 from $508,726 last year. The increase is due to increased travel, advertising, and insurance expenses. As a percent of sales, selling and administrative expenses declined to 28% from 29% due to the increase in sales.

Net interest income increased $949 to $31,508 from $30,559 the previous year. Commissions for the Neulink divisions sales were $18,073. This is the first time we have earned any income from commissions.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash decreased $345,111 to $212,812 compared to the October 31, 2000 fiscal year balance of $557,923. Cash and investments are $1,927,232 at January 31, 2001.

Trade accounts receivable decreased $335,265, or 26% to $978,670 compared to the October 31, 2000 balance of $1,313,935. This decrease is due to the continued collection efforts.

Inventories increased $889,663 compared to October 31, 2000 inventory levels. This increase is in response to the current demand and the anticipated backlog requirements, and includes $37,500 in Bioconnect inventory.

Other current assets, including prepaid expenses and deposits, increased $21,469, to $196,248, from $174,779 on October 31, 2000. This increase is due the annual invoice for accounting expenses that is expensed throughout the year, but is invoiced in the first quarter as a prepaid expense. There are also the added Bioconnect deposits for their building and equipment.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

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

Items 2-5       Not applicable

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits         Description

                  2.1 Agreement of Purchase and Sale of Stock dated as of December 1, 2000 between the Company and Richard Roberts, Leonard Malena, Phillip Booker, and Richard R. Roberts, Inc.dba Bioconnect, Inc.
                  10.1          2000 Stock Option Plan
                  10.2 Terrie Gross Employment Agreement made as of November 5, 1999

         (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RF INDUSTRIES, LTD.


Dated:  March 26, 2001                     By:         Howard F. Hill
                                                   -----------------------------
                                                   Howard F. Hill, President
                                                   Chief Executive Officer


Dated:  March 26, 2001                     By:         Terrie A. Gross
                                                   -----------------------------
                                                   Terrie A. Gross
                                                   Chief Financial Officer