Form 10QSB
period 2001-04-30
R F INDUSTRIES LTD
filed 2001-06-12
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        for Quarter ended April 30, 2001
                         Commission File Number 0-13301

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes X     No
                                       ---

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of April 30, 2001, the registrant had 3,403,054 shares of Common Stock, $.01 par value, issued.

Transitional small business disclosure format

                                    Yes      No X
                                               ---

Part I.   FINANCIAL INFORMATION
                                             RF INDUSTRIES, LTD. AND SUBSIDIARY
Item 1: Financial Statements               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         April 30     October 31
                                                           2001          2000
                                                       -----------   -----------
   ASSETS                                              (Unaudited)
------------------------

CURRENT ASSETS
Cash and cash equivalents ...........................   $  215,683   $  557,923

Investments in available-for-sale securities ........    1,730,109    2,208,558

Trade accounts receivable, net of allowance
for doubtful accounts of $42,000 ....................      985,659    1,313,935

Notes receivable ....................................       12,000       12,000

Inventories .........................................    5,108,367    4,165,242

Other current assets ................................      165,405      174,779

Deferred tax assets .................................      166,000      166,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    8,383,223    8,598,437
                                                         ----------   ----------

PROPERTY AND EQUIPMENT

Equipment and tooling ...............................    1,024,170      733,150
Furniture and office equipment ......................      198,048      190,867
                                                         ----------   ----------
     Fixed assets, at cost ..........................    1,222,218      924,017
     Less accumulated depreciation ..................      662,899      605,164
                                                         ----------   ----------
     NET FIXED ASSETS ...............................      559,319      318,853
                                                         ----------   ----------

Intangible assets ...................................      174,698            0
Less accumulated amortization .......................        4,853            0
                                                         ----------   ----------
     NET INTANGIBLE ASSETS ..........................      169,845            0

Note receivable from stockholder ....................       70,000       70,000
Deferred tax assets .................................      106,600       94,000
Other assets ........................................       11,471       11,471
                                                         ----------   ----------
     TOTAL ASSETS ...................................   $9,300,458   $9,092,761
                                                         ==========   ==========



       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         April 30     October 31
                                                           2001          2000
                                                       -----------   -----------
LIABILITIES AND                                        (Unaudited)
STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES

Accounts payable .................................   $   180,061    $   403,530

Notes payable ....................................        98,103              0

Accrued expenses .................................       319,751        513,186
                                                      -----------    -----------
     TOTAL  LIABILITIES ..........................       597,915        916,716
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock - authorized 10,000,000 shares
  of $.01 par value; 3,403,054 and
   3,402,054, respectively shares issued .........        34,031         34,021

Additional paid-in capital .......................     4,687,712      4,686,161

Retained earnings ................................     4,163,519      3,668,867

Unearned compensation ............................       (70,518)      (117,546)

Accumulated other comprehensive loss .............       (57,633)       (40,890)

Receivables from sale of stock ...................        (1,715)        (1,715)

Treasury stock, at cost - 29,400 shares ..........       (52,853)       (52,853)
                                                      -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY ..................     8,702,543      8,176,045
                                                      -----------    -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY .....................   $ 9,300,458    $ 9,092,761
                                                      ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                                      RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                     CONDENSED CONSOLIDATED STATEMENTS OF
                                                        INCOME AND COMPREHENSIVE INCOME
                                                                  (Unaudited)

                                              Three Months Ended              Six Months Ended
                                                   April 30                       April 30
                                           -------------------------     ------------------------
INCOME:                                       2001           2000          2001            2000
                                           -----------    ----------    ----------     ----------
Net sales ..............................   $ 2,403,539   $ 1,892,453   $ 4,752,140    $ 3,652,979

Cost of sales ..........................     1,138,063       865,837     2,358,227      1,711,092
                                           -----------   -----------   -----------    -----------
     Gross profit ......................     1,265,476     1,026,616     2,393,913      1,941,887
                                           -----------   -----------   -----------    -----------
Operating expenses:
     Engineering .......................       125,675        73,110       241,404        138,591
     Selling and general ...............       792,080       521,417     1,443,635      1,030,143
                                           -----------   -----------   -----------    -----------
         Totals ........................       917,755       594,527     1,685,039      1,168,734
                                           -----------   -----------   -----------    -----------
Operating income .......................       347,721       432,089       708,874        773,153
                                           -----------   -----------   -----------    -----------
Other income:
     Commissions .......................        42,784             0        60,857              0
     Interest ..........................        23,413        33,568        54,921         64,127
                                           -----------   -----------   -----------    -----------
         Totals ........................        66,197        33,568       115,778         64,127
                                           -----------   -----------   -----------    -----------
Income before provision
    for income tax .....................       413,918       465,657       824,652        837,280
Provision for income tax ...............       164,500       185,000       330,000        335,000
                                           -----------   -----------   -----------    -----------
Net income .............................   $   249,418   $   280,657   $   494,652    $   502,280
                                           ===========   ===========   ===========    ===========
Basic earnings per share ...............   $      0.07   $      0.08   $      0.15    $      0.15
                                           ===========   ===========   ===========    ===========
Diluted earnings per share .............   $      0.06   $      0.08   $      0.13    $      0.14
                                           ===========   ===========   ===========    ===========
Basic weighted average
    shares outstanding .................     3,403,054     3,343,838     3,402,882      3,247,035
                                           ===========   ===========   ===========    ===========
Diluted weighted average
    shares outstanding..................     3,876,147     3,705,794     3,949,752      3,685,798
                                           ===========   ===========   ===========    ===========
COMPREHENSIVE INCOME:

Net income .............................   $   249,418   $   280,657   $   494,652    $   502,280

Unrealized gain (loss) on available-
for-sale securities, net of deferred tax         4,018             0       (16,743)             0
                                           -----------   -----------   -----------    -----------
     Total comprehensive income ........   $   253,436   $   280,657   $   477,909    $   502,280
                                           ===========   ===========   ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements.


                                                              RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                                    CONDENSED CONSOLIDATED
                                                                   STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)
                                                                    Six Months Ended April 30
                                                                   --------------------------
                                                                       2001          2000
OPERATING ACTIVITIES                                               -----------    -----------

Net income ...................................................   $   494,652    $   502,280
Adjustments to reconcile net income
to net cash used in operating activities
     Bad debts ...............................................        28,320              0
     Inventory deposit write-offs ............................        30,294              0
     Depreciation and amortization ...........................        62,588         32,059
     Amortization of unearned compensation ...................        47,028         47,028

Changes in operating assets and liabilities, net of
     acquisition payment in 2001:
          Trade accounts receivable ..........................       376,293        (70,987)
          Inventories ........................................      (933,463)      (679,812)
          Other assets .......................................        11,509        (18,065)
          Accounts payable ...................................      (251,455)       106,040
          Accrued expenses ...................................      (193,479)        62,699
                                                                 -----------    -----------
      Net cash used in operating activities ..................      (327,713)       (18,758)
                                                                 -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of (investment in) securities .......       461,706       (151,061)
      Capital expenditures ...................................      (110,345)      (181,940)
      Payment for acquisition, net of cash acquired ..........      (147,078)             0
                                                                 -----------    -----------
      Net cash provided by (used in) investing activities ....       204,283       (333,001)
                                                                 -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable ..............................      (220,371)             0
      Proceeds from exercise of common stock options .........         1,561        130,020
                                                                 -----------    -----------
      Net cash provided by (used in) financing activities ....      (218,810)       130,020
                                                                 -----------    -----------
Net decrease in cash and cash equivalents ....................      (342,240)      (221,739)
Cash and cash equivalents at the
      beginning of the period ................................       557,923      1,100,816
                                                                 -----------    -----------
Cash and cash equivalents at the end of the period ...........   $   215,683    $   879,077
                                                                 ===========    ===========
SUPPLEMENTARY CASH FLOW DATA:
     Income taxes paid .......................................   $   255,000              0
                                                                 ===========    ===========
 Noncash investing and financing activities:
     Fair value of assets acquired ...........................   $   496,504
     Liabilities assumed .....................................      (207,341)
     Seller financing ........................................      (139,163)
                                                                 -----------
     Cash paid ...............................................   $   150,000
                                                                 ===========



       See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Note 1 - Unaudited interim financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2000.

                   Note 2 - The acquisition and other matters

On December 1, 2000, the Company acquired all the outstanding stock of Bioconnect, Inc. for total consideration of $289,163, of which $139,163 was financed by seller.

The acquisition has been accounted for pursuant to the purchase method and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of December 1, 2000 follows:


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
                                                 =========

The unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. (the "Parent") and its wholly-owned subsidiary, Bioconnect, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

                        Note 3 - Components of inventory


                                                       April 30    October 31
                                                         2001         2000
                                                      ----------   ----------

        Raw material and supplies .................   $  919,506   $  559,786
        Finished goods ............................    4,188,861    3,605,456
                                                      ----------   ----------
        Totals ...................................   $5,108,367   $4,165,242
                                                      ==========   ==========


                          Note 4 - Earnings per share:

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of "basic" and "diluted" earnings per common share, as further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-KSB for the fiscal year ended October 31, 2000.

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

The following table summarizes basic and diluted shares:


                                                    Three Months Ended       Six Months Ended
                                                         April 30                April 30
                                                   -------------------     -------------------
                                                     2001        2000        2001        2000
                                                   -------     -------     -------     -------
 Weighted average shares outstanding for
     basic net earnings per share .............   3,403,054   3,343,838   3,402,882   3,247,035
Add effects of potentially dilutive securities-
     assumed exercised of stock options .......     473,093     361,956     546,870     438,763
                                                  ---------   ---------   ---------   ---------

 Weighted average shares for diluted net
      earnings per share ......................   3,876,147   3,705,794   3,949,752   3,685,798
                                                  =========   =========   =========   =========

                          Note 5 - Segment Information

During the second quarter of 2001, the Company reduced its allocation of engineering and selling and general expenses relating to Neulink. The change in the allocation of expenses was due to a decrease in operating overhead relating to the Neulink Division, as compared to the prior year. As a result of the decrease, net income (loss) for 2000 has been restated to conform to the 2001 presentation.

Net sales and income (loss) before provision for income taxes for the three months ended April 30, 2001 and 2000 follows:


                              Connector/                                     Common
                                Cable        Neulink       Bioconnect       Corporate        Total
 2001                        -----------   -----------   -------------     -----------     ----------
------
Net sales ................ $ 2,176,271     $ 157,689     $  69,579                       $ 2,403,539
Income (loss) before
 provision for income
  taxes ..................     501,447        30,748      (144,902)         $ 26,625         413,918

 2000
------
Net sales ................ $ 1,758,183     $ 134,270                                     $ 1,892,453
Income before
 provision for income
  taxes ..................     367,516        64,573                        $ 33,568         465,657

Net sales and income (loss) before provision for income taxes for the six months ended April 30, 2001 and 2000 follows:

                               Connector/                                   Common
                                 Cable        Neulink     * Bioconnect     Corporate      Total
 2001                         -----------   -----------   ------------   ------------   ----------
------
Net sales ................   $ 4,229,547     $ 402,943     $ 119,650                     $ 4,752,140
Income (loss) before
 provision for income
  taxes ..................     1,089,655      (110,546)     (212,230)       $ 57,773         824,652

 2000
------
Net sales ................   $ 3,372,449     $ 280,530                                   $ 3,652,979
Income (loss) before
 provision for income
  taxes ..................       771,270         1,883                      $ 64,127         837,280

* Bioconnect was purchased on December 1, 2000. The table shows five months of history.

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

Liquidity and Capital Resources

Management believes that cash generated from operations will be sufficient to fund the anticipated growth of the Company in fiscal 2001. Management believes that any financing requirements can be met through a combination of cash and investments held as of April 30, 2001, internally generated cash flow and advance payments from customers. The Company does not currently have any commercial banking arrangements providing for loans, credit facilities or similar matters.

The Company does not believe it will need material additional capital equipment in fiscal 2001. In the past, the Company has financed some of its fixed asset requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during fiscal 2001. Management also believes that based on the Company's financial condition at April 30, 2001, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

Net cash used in operating activities for the first six months of fiscal 2001 was $327,713 whereas cash used in operating activities for the six month period ended April 30, 2000 was $18,758. Non cash charges for bad debt and inventory deposit write-offs were $58,614. There were no such charges in the first half of last year. Depreciation and amortization, including amortization of unearned compensation, was $109,616 for the first half, compared to $79,087 for the same period last year. The increase of $30,529 is primarily due to the depreciation of assets associated with the Bioconnect acquisition. Inventories increased $933,463 to support higher sales levels, new distributors and the rapid sales growth of RF cable assemblies. Other assets decreased $11,509 in the first six months of 2001. Seasonal factors resulted in a decline in trade accounts receivable by $376,293 and accounts payable and accrued expenses by $444,934.

Net cash provided by investing activities was $204,283 during the first six month period ended April 30, 2001, compared to $333,001 used in the previous year. Proceeds from available for sale securities in the current year were used for capital expenditures of $110,345 and for the Bioconnect acquisition of $147,078. Proceeds from sale of securities was $461,706.

Net cash used in financing activities was $218,810 for the six month period ended April 30, 2001, and consisted principally of payments on loans payable of $220,371, which were associated with the Bioconnect acquisition.

As of April 30, 2001 the Company had $215,683 in cash and investments in available for sale securities of $1,730,109, as compared to $557,923 in cash and cash equivalents and $2,208,558 in available for sales securities at October 31, 2000.

Three Months 2001 vs. Three Months 2000

Net sales increased 27%, or $511,086, to $2,403,539 from $1,892,453 in the three months ended April 30, 2001. RF Connectors sales increased 24% to $2,176,271, compared to $1,758,183 for the same period last year, due to continuing strong order rates for coax connectors and cable assemblies. Sales at RF Neulink increased 17% to $157,689 compared to $134,270 last year. This increase can be attributed to stronger sales in new application areas. Bioconnect's three month sales were $69,579.

Cost of sales increased 31%, or $272,226 to $1,138,063 from $865,837 last year, due to higher sales levels. Minor changes in product mix reduced gross profits, as a percent of sales, to 53% compared to 54% last year.

Engineering expenses increased $52,565, or 72%, from $73,110 last year. The increase is attributable to added personnel and expenses associated with the Bioconnect acquisition and rapid expansion of RF Cable products.

Selling and general expenses increased 52% or $270,663, to $792,080 from $521,417 last year, and as a percent of sales increased to 33% from 28% of sales last year. The increase can be attributed to the expenses associated with the acquisition of Bioconnect and higher expenses for increased travel, advertising, and insurance expenses.

Net interest income decreased $10,155 to $23,413 from $33,568 the previous year primarily due to lower balances of cash and equivalents and available for sale securities. The decrease can be attributed to the Bioconnect acquisition and cash utilized to support the added costs of expansion. Commissions for the Neulink divisions sales were $42,784. There were no commissions in the previous year.

The increase in diluted average shares outstanding was due to the company issuing more stock options and the average market price per share increased for the three month period ended April 30, 2001 as compared to the prior year, causing more stock options to be considered dilutive.

Six Months 2001 vs Six Months 2000

Net sales  increased  $1,099,161,  or 30%, to  $4,752,140  from  $3,652,979  the previous year. RF Connectors sales increased 25% to $4,229,547 from $3,372,449 last year, due to continuing strong sales of connectors and cable assemblies. Sales for RF Neulink increased 44% to $402,943 from $280,530 the previous year. The increase can be attributed to stronger sales of new application areas. Bioconnect sales were $119,650 with no camparable sales from the prior year due to the acquisition.

Cost of sales  increased  $647,135,  or 38%, to $2,358,227  from $1,711,092 last year due to higher sales levels. Changes in product mix reduced gross profits, as a percent of sales, to 50% compared to 47% last year.

Engineering expenses increased $102,813, or 74%, to $241,404 from $138,591 last year. This increase can be attributed to added personnel and expenses associated with the Bioconnect acquisition and expansion of our engineering departments to meet the increased business demands.

Selling and general expenses increased $413,492, or 40%, to $1,443,635 compared to $1,030,143 last year, and as a percent of sales increased to 30% from 28% of sales last year. The increase is due to the added expenses associated with the Bioconnect acquisition and higher expenses for legal fees due to the SEC inquiry, increased travel, advertising, and insurance expenses. Selling and general expenses increased, as a percent of sales, to 30% from 28% for the same period last year.

Net interest income decreased $9,206 to $54,921 from $64,127 the previous year primarily due to lower balances of cash and equivalents and available for sale securities. The decrease can be attributed to the Bioconnect acquisition and cash utilized to support the added costs of expansion. Commissions for the Neulink division's sales were $60,857 compared to no commissions the previous year.

Material changes in financial condition:

Cash decreased $342,240 to $215,683 compared to the October 31, 2000 fiscal year balance of $557,923. Cash and investments were $1,945,792 at April 30, 2001 compared to $2,766,481 at April 30, 2000.

Trade accounts receivable decreased $328,276, or 25% to $985,659 compared to the October 31, 2000 balance of $1,313,935. This decrease is due to seasonal factors and to continued collection efforts.

Inventories  increased  $943,125  compared to October 31, 2000 inventory levels.
This  increase  is  to  support  sales  growth  and  the   anticipated   backlog
requirements, and includes $36,754 in Bioconnect inventory.

Other current assets, including prepaid expenses and deposits, decreased to $165,405 from $174,779 on October 31, 2000. This decrease is due to receipt of prepaid inventory items and deposits.


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In August 2000, the Company was notified that the Securities and Exchange Commission ("SEC") had issued a formal order of inquiry to determine whether violations of certain aspects of the federal securities laws may have occurred in connection with matters related to the Company.

On May 8, 2001, the SEC's staff formally notified the Company that the foregoing inquiry has been terminated and that, at this time, no enforcement action has been recommended to the SEC. The SEC's letter to the Company advised that its notification of the dismissal must in no way be construed as an indication that the Company has been exonerated or that no action may ultimately result from the SEC staff's investigation. All that the notification means is that the SEC's staff has completed its investigation and that at this time no enforcement action has been recommended.

Items 2-5   Not applicable

Item 6.     Exhibits and Reports on Form 8-K

                  None

            (b)  Reports on Form 8-K

                  None

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          RF INDUSTRIES, LTD.




Dated:   June 8, 2001              By:  /s/ Howard F. Hill
                                       ---------------------------
                                       Howard F. Hill, President
                                       Chief Executive Officer



Dated:   June 8, 2001             By:  /s/ Terrie A. Gross
                                      -----------------------------
                                      Terrie A. Gross
                                      Chief Financial Officer