Form 10QSB
period 2001-07-31
R F INDUSTRIES LTD
filed 2001-09-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         for Quarter ended July 31, 2001
                         Commission File Number 0-13301

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

As of July 31, 2001, the registrant had 3,441,054 shares of Common Stock, $.01 par value, issued.

Transitional small business disclosure format

                                    Yes     No X
                                              ---

Part I.   FINANCIAL INFORMATION
                                             RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
Item 1: Financial Statements

                                                           July 31    October 31
                                                             2001        2000
                                                         -----------  ----------
                                                         (Unaudited)
 ASSETS
----------------------
CURRENT ASSETS

Cash and cash equivalents ...........................   $  722,267   $  557,923

Investments in available-for-sale securities.........    1,739,960    2,208,558

Trade accounts receivable, net of allowance
for doubtful accounts of $42,000 ....................      967,194    1,313,935

Notes receivable ....................................       12,000       12,000

Inventories .........................................    4,980,473    4,165,242

Other current assets ................................      106,965      174,779

Deferred tax assets .................................      176,900      166,000
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ...........................    8,705,759    8,598,437
                                                         ----------   ----------

PROPERTY AND EQUIPMENT

Equipment and tooling ...............................    1,053,170      733,150
Furniture and office equipment ......................      224,444      190,867
                                                         ----------   ----------
     Fixed assets, at cost ..........................    1,277,614      924,017
     Less accumulated depreciation ..................      699,366      605,164
                                                         ----------   ----------
     NET FIXED ASSETS ...............................      578,248      318,853
                                                         ----------   ----------

Intangible assets ...................................      174,698            0
Less accumulated amortization .......................        8,735            0
                                                         ----------   ----------
     NET INTANGIBLE ASSETS ..........................      165,963            0

Note receivable from stockholder ....................       70,000       70,000
Deferred tax assets .................................       94,000       94,000
Other assets ........................................       11,471       11,471
                                                         ----------   ----------
     TOTAL ASSETS ...................................   $9,625,441   $9,092,761





       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           July 31    October 31
                                                             2001        2000
                                                         -----------  ----------
                                                         (Unaudited)
LIABILITIES AND
STOCKHOLERS' EQUITY
---------------------------
CURRENT LIABILITIES

Accounts payable .................................   $   170,495    $   403,530

Notes payable ....................................        98,103              0

Accrued expenses .................................       302,574        513,186
                                                      -----------    -----------
     TOTAL  LIABILITIES ..........................       571,172        916,716
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Common Stock - authorized 10,000,000 shares
 of $.01 par value; 3,441,054 and
 3,402,054, respectively shares issued ...........        34,411         34,021

Additional paid-in capital .......................     4,695,146      4,686,161

Retained earnings ................................     4,489,883      3,668,867

Unearned compensation ............................       (47,004)      (117,546)

Accumulated other comprehensive loss .............       (63,599)       (40,890)

Receivables from sale of stock ...................        (1,715)        (1,715)

Treasury stock, at cost - 29,400 shares ..........       (52,853)       (52,853)
                                                      -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY ..................     9,054,269      8,176,045
                                                      -----------    -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY .....................   $ 9,625,441    $ 9,092,761
                                                      ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                                         RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                        CONDENSED CONSOLIDATED STATEMENTS OF
                                                           INCOME AND COMPREHENSIVE INCOME


                                                   2001           2000          2001           2000
INCOME:                                         ----------     ----------    ----------     ----------

Net sales ..................................   $ 2,596,391    $ 2,311,667   $ 7,348,531    $ 5,964,646

Cost of sales ..............................     1,275,342      1,091,539     3,633,569      2,802,631
                                               -----------    -----------   -----------    -----------
     Gross profit ..........................     1,321,049      1,220,128     3,714,962      3,162,015
                                               -----------    -----------   -----------    -----------
Operating expenses:
     Engineering ...........................       134,661         83,153       376,064        221,744
     Selling and general ...................       749,107        535,272     2,192,742      1,565,415
                                               -----------    -----------   -----------    -----------
         Totals ............................       883,768        618,425     2,568,806      1,787,159
                                               -----------    -----------   -----------    -----------

Operating income ...........................       437,281        601,703     1,146,156      1,374,856
                                               -----------    -----------   -----------    -----------
Other income:
     Commissions ...........................        91,691              0       152,548              0
     Interest ..............................        15,393         33,097        70,314         97,223
                                               -----------    -----------   -----------    -----------
         Totals ............................       107,084         33,097       222,862         97,223
                                               -----------    -----------   -----------    -----------
Income before provision
    for income tax .........................       544,365        634,800     1,369,018      1,472,079

Provision for income tax ...................       218,000        254,000       548,000        589,000
                                               -----------    -----------   -----------    -----------
Net income .................................   $   326,365    $   380,800   $   821,018    $   883,079
                                               ===========    ===========   ===========    ===========
Basic earnings per share ...................   $      0.10    $      0.11   $      0.24    $      0.27
                                               ===========    ===========   ===========    ===========
Diluted earnings per share .................   $      0.08    $      0.10   $      0.21    $      0.24
                                               ===========    ===========   ===========    ===========
Basic weighted average
    shares outstanding .....................     3,415,721      3,402,054     3,407,146      3,299,085
                                               ===========    ===========   ===========    ===========
Diluted weighted average
    shares outstanding .....................     3,938,595      3,735,175     3,943,982      3,708,455
                                               ===========    ===========   ===========    ===========
COMPREHENSIVE INCOME:
Net income .................................   $   326,365    $   380,800   $   821,018    $   883,079

Unrealized loss on available-
for-sale securities, net of tax effect .....        (5,966)             0       (22,709)             0
                                               -----------    -----------   -----------    -----------
     Total comprehensive income ............   $   320,399    $   380,800   $   798,309    $   883,079
                                               ===========    ===========   ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements


                                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                                  CONDENSED CONSOLIDATED
                                                                 STATEMENTS OF CASH FLOWS
                                                                       (Unaudited)
                                                                 Nine Months Ended July 31
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
OPERATING ACTIVITIES
Net income ..................................................   $   821,018    $   883,079
Adjustments to reconcile net income
to net cash provided by operating activities
     Bad debts ..............................................        28,320              0
     Inventory deposit write-offs ...........................        30,294              0
     Depreciation and amortization ..........................       102,937         52,652
     Amortization of unearned compensation ..................        70,542         70,542

Changes in operating assets and liabilities, net of
       acquisition in 2001:
          Trade accounts receivable .........................       394,758        (10,434)
          Inventories .......................................      (805,569)    (1,083,678)
          Other assets ......................................        71,647        (46,873)
          Accounts payable ..................................      (261,021)       185,706
          Accrued expenses ..................................      (210,656)       107,185
                                                                 -----------    -----------
      Net cash provided by operating activities .............      242,270        158,179
                                                                 -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of (investments in) securities .....       445,889       (173,330)
      Capital expenditures ..................................      (165,741)      (193,612)
      Payment for acquisition, net of cash acquired .........      (147,078)             0
                                                                 -----------    -----------
      Net cash provided by (used in) investing activities....       133,070       (366,942)
                                                                 -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable .............................      (220,371)             0
      Proceeds from exercise of common stock options ........         9,375        138,470
                                                                 -----------    -----------
      Net cash provided by (used in) financing activities....      (210,996)       138,470
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents ........       164,344        (70,293)

Cash and cash equivalents at the
      beginning of the period ...............................       557,923      1,100,816
                                                                 -----------    -----------
Cash and cash equivalents at the end of the period ..........   $   722,267    $ 1,030,523
                                                                 ===========    ===========
SUPPLEMENTARY CASH FLOW DATA:
     Income taxes paid ......................................   $   255,000              0
                                                                 ===========    ===========
 Noncash investing and financing activities:
     Fair value of assets acquired ..........................   $   496,504
     Liabilities assumed ....................................      (207,341)
     Note payable ...........................................      (139,163)
                                                                 -----------
     Cash paid ..............................................   $   150,000
                                                                 ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Note 1 - Unaudited interim financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2000.

                   Note 2 - The acquisition and other matters

On December 1, 2000, the Company acquired all the outstanding stock of Bioconnect, Inc. for total consideration of $289,163, of which $139,163 was financed by the seller.

The acquisition has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of December 1, 2000 follows:


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
                                                        =========

The unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. (the "Parent") and its wholly-owned subsidiary, Bioconnect, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. Goodwill of $174,698, related to the acquisition is being amortized over fifteen years.

                        Note 3 - Components of inventory


                                       July 31       October 31
                                         2001           2000
                                     -----------    -----------
                                     (Unaudited)     (Audited)
         Raw material and supplies   $  895,400     $  559,786
         Finished goods ..........    4,085,073      3,605,456
                                     ----------     ----------
          Totals .................   $4,980,473     $4,165,242
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

The following table summarizes basic and diluted shares:


                                                    Three Months Ended       Nine Months Ended
                                                          July 31                July 31
                                                  ---------------------   ---------------------
                                                     2001       2000         2001       2000
                                                  ---------  ----------   ----------  ---------
 Weighted average shares outstanding for
     basic net earnings per share .............   3,415,721   3,402,054   3,407,146   3,299,085
Add effects of potentially dilutive securities-
     assumed exercised of stock options .......     522,874     333,121     536,836     409,370
                                                  ---------   ---------   ---------   ---------
 Weighted average shares for diluted net
      earnings per share ......................   3,938,595   3,735,175   3,943,982   3,708,455
                                                  =========   =========   =========   =========

                          Note 5 - Segment Information

Net sales and income (loss) before provision for income taxes for the three months ended July 31, 2001 and 2000 follows:



                           Connector/                                    Common/
                             Cable          Neulink      *Bioconnect    Corporate       Total
                          ------------    -----------    -----------   -----------   ----------
 2001
------

Net sales .............   $ 2,305,096    $  184,434      $ 106,861                  $ 2,596,391
Income (loss) before
   provision for income
    taxes .............       580,226        83,312       (131,713)     $  12,540       544,365

 2000
------
Net sales .............   $ 2,118,336    $  193,331                                 $ 2,311,667
Income (loss) before
   provision for income
    taxes .............       756,945      (155,242)                    $  33,097       634,800


Net sales and income (loss) before provision for income taxes for the nine months ended July 31, 2001 and 2000 follows:


                          Connector/                                    Common/
                             Cable          Neulink      *Bioconnect    Corporate       Total
                          ------------    -----------    -----------   -----------   ----------
 2001
------
Net sales .............   $ 6,534,643   $   587,377    $   226,511                  $ 7,348,531
Income (loss) before
   provision for income
    taxes .............     1,669,881       (27,234)      (343,943)     $  70,314     1,369,018

 2000
------
Net sales .............   $ 5,490,785   $   473,861                                 $ 5,964,646
Income (loss) before
   provision for income
    taxes .............     1,553,035      (178,179)                    $  97,223     1,472,079


* Bioconnect  was  purchased  on December 1, 2000.

                             Note 6 - Stock Options

During the quarter ended July 31, 2001, several employees exercised their right to purchase 38,000 shares of common stock with a weighted average exercise price of $0.21.

During the quarter ended July 31, 2001, the Company granted compensatory stock options to employees to purchase 200,000 shares of common stock at a price of $2.90 per share, the market value of the Company's common stock at the grant date. The options vest 10% per year over ten years and expire upon termination of employment or in ten years.

                      Note 7 - New Accounting Pronouncement

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangibles assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001 with early adoption permitted for fiscal years beginning after March 15, 2001. The Company plans to elect early adoption of SFAS No. 142 on November 1, 2001 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

Liquidity and Capital Resources

Management believes that its existing capital resources and cash it expects to generate from operations will be sufficient to fund the Company's working capital needs for the next twelve months. Management believes that any financing requirements can be met through a combination of cash and investments held as of July 31, 2001, and internally generated cash flow. The Company does not currently have any commercial banking arrangements providing for loans, credit facilities or similar matters.

The Company does not believe it will need material additional capital equipment in fiscal 2001. In the past, the Company has financed some of its fixed asset requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during fiscal 2001. Management also believes that based on the Company's financial condition at July 31, 2001, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

Net cash provided by operating activities for the first nine months of fiscal 2001 was $242,3000 whereas cash provided by operating activities for the nine month period ended July 31, 2000 was $158,200. Non cash charges for bad debt and inventory deposit write-offs, for the current nine month period, were $58,600. There were no such charges in the first nine months of last year. Depreciation and amortization, including amortization of unearned compensation, was $173,500 for the first nine months, compared to $123,200 for the same period last year. An increase of $50,300 is primarily due to the depreciation of assets associated with the Bioconnect acquisition. Seasonal factors resulted in a decline in trade accounts receivable by $394,800. Inventories increased $805,600 to support higher sales levels, new distributors and the rapid sales growth of RF cable assemblies. The Company has historically maintained high inventory levels as part of its strategy of providing high quality service and quick response to customer requirements. Other assets decreased $71,650 in the first nine months of 2001, principally due to lower prepayments to the Company's vendors. Seasonal factors also caused accounts payable and accrued expenses to decline by $471,700.

Net cash provided by investing activities was $133,100 during the first nine month period ended July 31, 2001, compared to $367,000 used in the previous year. Proceeds from the sale of available for sale securities of $445,900 in the current year were used for capital expenditures of $165,700 and for the Bioconnect acquisition of $147,100.

Net cash used in financing activities was $211,000 for the nine month period ended July 31, 2001, and consisted principally of payments on loans payable of $220,400, which were associated with the Bioconnect acquisition.

As of July 31, 2001 the Company had $722,300 in cash, and investments in available for sale securities of $1,739,900, as compared to $557,900 in cash and cash equivalents, and $2,208,500 in available for sales securities at October 31, 2000.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangibles assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001 with early adoption permitted for fiscal years beginning after March 15, 2001. The Company plans to elect early adoption of SFAS No. 142 on November 1, 2001 and does not expect the adoption to have a material effect on its consolidated financial statements.

Three Months 2001 vs. Three Months 2000

Net sales increased 12%, or $285,000, to $2,596,000 from $2,311,000 in the three months ended July 31, 2001. RF Connectors sales increased 9% to $2,306,000, compared to $2,118,000 for the same period last year, due to continuing strong order rates for cable assemblies. Sales at RF Neulink increased 5% to $184,000 compared to $193,000 last year. This increase can be attributed to stronger sales in new application areas. Bioconnect's three month sales were $107,000.

Cost of sales increased 17%, or $183,000 to $1,275,000 from $1,092,000 last year, due to higher sales levels. Minor changes in the product mix reduced gross profits, as a percent of sales, to 51% compared to 53% last year. Substancially, all sales for the three months ended July 31, 2001 were produced by the Connector division where the gross magin was 53%.

Engineering expenses increased $51,500, or 62%, from $83,000 last year. The increase is attributable to added personnel, increased expenses for Bioconnect to develop new products, and engineering costs associated with the rapid expansion of RF Cable products.

Selling and general expenses increased 40% or $214,000, to $749,000 from $535,000 last year, and as a percent of sales increased to 29% from 23% of sales last year. The increase can be attributed to the expenses associated with Bioconnect and higher expenses for increased travel, advertising, and insurance expenses.

Net interest income decreased $17,500 to $15,500 from $33,000 the previous year primarily due to lower balances of cash and equivalents and available for sale securities. The decrease can be attributed to cash paid for the Bioconnect acquisition and cash utilized for inventory expansion and the acquisition of certain fixed assets to support the Company's expansion.

Commissions for the Neulink divisions sales were $92,000. There were no commissions in the previous year. Commission income is payment to RF Neulink for sales services to obtain a contract for one of the Company's wireless product suppliers.

Net income for the three month period ended July 31, 2001 decreased by $54,000 to $326,000 as a result of lower gross margins, increased engineering expenses, and highter sellling and general expenses.

Nine Months 2001 vs Nine Months 2000

Net sales  increased  $1,384,000,  or 23%, to  $7,350,000  from  $5,966,000  the previous year. RF Connectors sales increased 18% to $6,500,000 from $5,500,000 last year, due to continuing strong sales of connectors and cable assemblies. Sales for RF Neulink increased 24% to $587,000 from $474,000 the previous year. The increase can be attributed to increased sales for new application areas. Bioconnect sales were $226,500 with no comparable sales from the prior year due to the acquisition.

Cost of sales  increased  $830,000,  or 30%, to $3,630,000  from $2,800,000 last year due to higher sales levels. Gross profit was influenced by changes in product mix, which reduced gross profit, as a percent of sales, to 51% compared to 53% last year. Gross margin for the Connector division, the source of 89% of the sales for the nine months, was 53%.

Engineering expenses increased $154,000, or 69%, to $376,000 from $222,000 last year. This increase can be attributed to added personnel and expenses associated with the Bioconnect acquisition and expansion of our engineering departments to meet the increased business demands.

Selling and general expenses increased $630,000 or 40%, to $2,195,000 compared to $1,565,000 last year, and as a percent of sales increased to 30% from 27% of sales last year.

The increase is due to the added expenses associated with the Bioconnect acquisition and higher expenses for legal fees due to the SEC inquiry, increased travel, advertising, and insurance expenses.

Net interest income decreased $27,000 to $70,000 from $97,000 the previous year primarily due to lower balances of cash and equivalents and available for sale securities. The decrease can be attributed to cash paid for the Bioconnect acquisition and cash utilized to support the Company's expansion.

Commissions for the Neulink division's sales were approximately $152,500 compared to no commissions the previous year. Commission income is payment to RF Neulink for sales services to obtain a contract for one of the Company's wireless product suppliers.

Net income for the nine month period ending July 31, 2001 decreased by $62,000 to $821,000 as a result of lower gross margins, increased engineering expenses, and higher selling and general expenses.

Material changes in financial condition:

Cash increased $160,000 to $720,000 compared to the October 31, 2000 fiscal year balance of $560,000. Cash and investments were $2,460,000 at July 31, 2001 compared to $2,760,000 at July 31, 2000. Cash was used, in the nine month period, for expanded inventory, the acquisition of Bioconnect and for certain capital equipment to support the sales growth of cable products.

Trade accounts receivable decreased $346,000, or 26% to $967,000 compared to the October 31, 2000 balance of $1,314,000. This decrease is due to seasonal factors and to continued collection efforts.

Inventories  increased  $815,000  compared to October 31, 2000 inventory levels.
This  increase  is  to  support  sales  growth  and  the   anticipated   backlog
requirements, and includes $57,000 in Bioconnect inventory.

Other current assets, including prepaid expenses and deposits, decreased to $107,000 from $175,000 on October 31, 2000. This decrease is due to receipt of prepaid inventory items and deposits.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

                                  None

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




                                                    RF INDUSTRIES, LTD.




    Dated:   September 14, 2001              By:  /s/ Howard F. Hill
                                                -------------------------------
                                                    Howard F. Hill, President
                                                    Chief Executive Officer







    Dated:   September 14, 2001              By:  /s/ Terrie A. Gross
                                                -------------------------------
                                                    Terrie A. Gross
                                                    Chief Financial Officer