Form 10KSB
period 2001-10-31
R F INDUSTRIES LTD
filed 2002-02-01
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    For the fiscal year ended October 31, 2001

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

                            Yes X          No

The issuer's revenues for the year ended October 31, 2001 were $9,481,889.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2001 was $9,428,488. As of December 31, 2001, the registrant had 3,409,354 outstanding shares of common stock, $.01 par value.

Documents Incorporated By Reference

Certain portions of the registrant's Proxy Statement for the 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

Number of Pages/ Index to Exhibits

This Form 10-KSB consists of a total of 24 pages. The Index to Exhibits can be found on page 22.

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

ITEM 1. BUSINESS

General:

     RF Industries, Ltd. (hereinafter the "Company") is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. Since its acquisition of Bioconnect, Inc. in December 2000, the Company has also commenced manufacturing and selling specialized electrical cabling and interconnect products to the medical monitoring market. The Company currently conducts its operations through three divisions known as (i) the RF Connector Division, (ii) the Neulink Division, and (iii) the Bioconnect Division. For financial accounting purposes, the Company considers these Divisions to be three separate business units.

     The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc. and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the "Company" in this report include RF Industries, Ltd. and its divisions and wholly-owned subsidiaries.

RF Connector Division

     The RF Connector Division, is engaged in the design, manufacture and distribution of coaxial connectors used in radio frequency (RF) wireless and digital transmission communication applications, such as base stations, cellular telephones, personal computers (PCs), test instruments, LANs (Local Area Networks), and antenna devices. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitates the transmission of RF signals in various radio frequency products. Most of the connectors are designed to fit standard products. However, the Company also sells custom connectors specifically designed and manufactured to suit its customers' requirements. The majority of the Company's RF connectors are manufactured for the Company by third party foreign manufacturers located in Asia. The Company has been designing, producing and selling coaxial connectors since 1987. In 2000 the RF Connector Division introduced fiber optic connectors.

     The RF Connector Division also is engaged in the manufacturing and distribution of RF cable assemblies for coaxial cable. These cable assemblies consist of various types of coaxial cable that are attached to connectors (usually the Company's connectors) for use in numerous communications products. Cable assemblies are manufactured at the Company's California offices and are sold to distributors or directly to major OEM (Original Equipment Manufacturer) accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company's clients. The Company offers a standard cable assembly line with over 60,000 cable assemblies. RF Cable Assembly generated approximately 22% of the RF Connector Division's gross revenues during the fiscal year ended October 31, 2001.

     The RF Connector Division generated approximately 89.5% of the Company's gross revenues during the fiscal year ended October 31, 2001.

RF Neulink Division

     The RF Neulink Division designs and manufactures, through outside contractors, wireless data products commonly known as RF data links and wireless modems. These radio modems and receivers provide high-speed wireless connections over longer distances where wire connections may not be desirable or feasible. A few of the many applications for these products include industrial monitoring and control of remote sensors and devices (SCADA ), wireless linking of remote weather and seismic sites, multipoint military training range information systems, infrastructure linking of public safety communications networks and automatic vehicle location systems. The RF Neulink Division generated approximately 7.9% of the Company's gross revenues during the fiscal year ended October 31, 2001.

Bioconnect Division.

     The Bioconnect division was acquired by the Company in December 2000. This division is engaged in the design, manufacture and sale of cables and interconnects for medical monitoring applications, such as the disposable ECG cables, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires. Bioconnect's products are manufactured by Bioconnect at the Company's offices in California. Bioconnect's line of standard products normally consists of approximately 20 products. The Bioconnect Division generated approximately 3.4% of the Company's gross revenues during the fiscal year ended October 31, 2001.

     Bioconnect also contributes to the high volume coaxial cable assembly operation for the RF Connector Division. Bioconnect's design and manufacturing expertise has enabled the Company to bid, win and ship the high volume coaxial cable orders required by the RF Connector Division's customers. Revenues attributable to the sale of coaxial cable assemblies that are manufactured at Bioconnect's facilities are included in the revenues of the RF Connector Division.

Product Description:

     The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company's three divisions consist of the following:

RF Connector Division:

     Coaxial connectors for radio communications equipment, PC LANS, antenna devices, instruments and other radio frequency devices are designed and distributed by the Company's RF Connector Division. The Company's coaxial connectors have applications in commercial, industrial, automotive, scientific and military markets.

     The types of RF connectors offered by RF Industries include 2.4mm, 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors including, but not limited to, digital applications, cellular and PCS telephones, cellular and PCS base stations, GPS (Global Positioning Systems), cable and dish radio/TV systems, aircraft, video surveillance systems, cable assemblies and test equipment. The RF Connector Division normally markets approximately 1500 types of connectors, which range in price from $0.40 to $125.00 per unit.

     The RF Connectors Division also designs, and manufactures through outside contractors, a variety of adapters and hand tools, that RF Industries assembles into kits, used by lab and field technicians, R&D technicians and engineers.

     The RF Connector Division is developing a standard line of 75 Ohm connectors which are commonly found in high-speed digital application like HDTV, cable modems and cable connectors. The RF Connector Division has also commenced development of a new line of SMB connectors, which support date telecommunications and voice-over commercial broadcast applications like the wireless microphone devices employed by football referees. The Company believes there is an increased demand in digital applications for such 75 Ohm connectors.

     Other connector products that the Company has released during the past two fiscal years in response to market demands include a full line of MMCX connectors, which are used for applications restricted by minimal space such as cellular telephones, PCS telephones, miniature transmitters and receivers, and mobile radio systems. Additionally, the RF Connector Division enhanced its line of reverse polarity and reverse thread connectors, which connectors were specifically designed to meet the requirements of the new government regulations for part 15 of the FCC. Applications for these connectors include non-licensed, low wattage transmitters used in areas such as convention center broadcast systems; MHV connectors; 75 Ohm SMB connectors which are used in areas such as microwave telephone and other non-defense applications. In addition, the Company has also introduced connectors used in precision military applications, satellite and other high frequency applications.

     RF   Connectors   plans  to  continue  to  address  the  digital  and  home
entertainment markets with new connector product offerings for fiber optic and high-end coaxial cable assemblies.

     The RF Connector Division also produces the Company's cable assemblies. The cable assembly operations generated approximately 22% of the revenue of the RF Connector Division during the fiscal year ended October 31, 2001. The cable assemblies are manufactured at both the Company's corporate headquarters in San Diego, California, and at the offices of the Bioconnect Division in Lake Elsinore, California. The Company's ability to design and manufacture cable assemblies, and its output capabilities, increased significantly with the acquisition of the Bioconnect Division in December 2000. Cable assemblies are made with a variety of sizes and combinations of RFI coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and are assembled with the Company connectors as complete cable assemblies.. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment and entertainment systems. In addition, the Company recently commenced producing coaxial cable assemblies to provide high-performance antenna leads for an automotive application.

RF Neulink Division:

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

     o Teledesign high-speed wireless modems in VHF, UHF and 900 Mhz frequencies

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

     The Company also is marketing its Neulink wireless data products for use in oil and gas field monitoring, electrical control and distribution, and industrial automation and plant security. In addition, the Neulink Division's standard RR 9600 radio modem that is designed to monitor seismic and volcanic activity, is designed to prevent loss of life by early warning of impending disaster.

     In addition to its own products, the Neulink Division also is the nationwide distributor for Zeus Wireless data spreadspectrum transceivers. These units are true frequency hoppers @ 2.4GHz offering point-to-point, point-to-multipoint, Broadcast and TCP/IP operational modes. The Neulink Division has agreed to handle lower volume customers for this product. Under that agreement, the Neulink Division provides system design, tech support and service for sales of 2500 units, or less.

     The Company is also a distributor for Maxrad Antennas, which were added to the product line with the goal of allowing the Neulink Division to provide a complete radio systems package to its customers.

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

Bioconnect Division:

     The Bioconnect Division designs, manufactures and sells specialized electrical cabling and interconnect products used in the medical monitoring market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products are used in hospitals, clinics, doctor offices, ambulances and at home. In order to ensure maximum performance and safety, these interconnect products are replaced frequently.

Foreign Sales:

     Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 16% of Company sales for both of the fiscal years ended October 31, 2000 and 2001 . The majority of the export sales during these period were to Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its "RFI" logo, and is attempting to obtain additional foreign private label customers.

     The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers:

     Sales methods vary greatly between the three divisions.

     RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers which utilize coaxial connectors and cable assemblies in the manufacture of their products. The OEM market, which includes manufacturers of communications test equipment, and computers, accounted for approximately 25% of sales while distribution accounted for 75%, of RF Connector division sales in fiscal 2000. During the fiscal year ended October 31, 2001, approximately 70% of the RF Connector Division's sales were generated through distributors. At the end of the 2001 fiscal year, the Company employed 68 independent distributors. During the October 31, 2001 fiscal year, the Company increased the number of its manufacturer's representatives who market to OEM customer to a total of 60 representatives.

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

     The Bioconnect Division markets its products both directly to hospitals and indirectly to the medical market through hospital dealers and distributors. The division also sells its products to OEMs who incorporate the leads and cables into their product offerings.

Manufacturing:

     The Company contracts with outside third parties to manufacture all of its coaxial connectors, and all of its Neulink products. However, approximately 95% of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2001 were manufactured by the Company at its facilities in California. RF Connector has its manufacturing performed at numerous manufacturing plants in Japan, Korea, the United States and International Standards organization (ISO) approved factories in Taiwan. The Company is not dependent on any one or only a few manufacturers for its coaxial connectors and cable assemblies. The Company does not have any agreements with its manufacturers for its connectors, cable assemblies or Neulink products. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division's products. Neulink's products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products. The testing and assembly of both the connectors and the Neulink products is performed by outside manufacturers, while the testing of cable assemblies is conducted by the Company.

     The Bioconnect Division has designed and manufactured its owns products for over 20 years. The manufacturing process includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect Division produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses. All of the manufacturing is conducted by the Bioconnect Division at its Lake Elsinore, California facilities.

     There are certain risks associated with the Company's dependence on third party manufacturers for its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, the potential lack of adequate capacity during periods of excess demand and increases in prices. See "Risk Factors."

Raw Materials:

     Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. The RF Connector Division purchases almost all of its connector products from contract manufacturers located in Taiwan and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector cable assembly division also obtains its supplies of coaxial connectors from RF Connector's manufacturing sources. The Company believes there are numerous domestic and international suppliers of coaxial connectors. Nevertheless, should the Company experience a material delay in obtaining raw materials and component parts from its existing suppliers, until alternate arrangements are made, the Company's ability to meet its customer's needs may be adversely affected.

     Neulink purchases its electronic products from various U.S. suppliers, and all Neulink wireless modem transceivers are built in the United States. The
Company believes electronic components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

Personnel:

     As of December 31, 2001, the Company employed 60 full-time employees, of which 16 were in management, 20 were in manufacturing and assembly, three were engineers engaged in design, research and development, and the rest were in various administrative positions. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development:

     During the past two fiscal years, the Company spent approximately $64,000 on research and development. Research and development activities of the Company consist of activities intended to produce new products not marketed by others that can be marketed to the industry in general. In addition, to research and development activities, the Company also spent approximately $895,000 during the past two fiscal years on engineering. Engineering activities consist of the design and development of new products for specific customers and the design and engineering of new products to keep up with changes in the industry and products offered by the Company's competitors. Engineering work often is carried out in collaboration with the Company's customers.

Patents, Trademarks and Licenses:

     The Company does not own any patents on any of its products, nor has it registered any product trademarks. Because of the Company carries thousands of separate types of connectors and other products, most of which are available to the Company's customers from other sources, the Company does not believe that its business or competitive position is dependent on patent protection.

Backlog, Warranties and Terms:

     As of October 31, 2001, the Company had a sales order backlog of approximately $9,000,000, of which approximately 90% is expected to be delivered in the current fiscal year. This compares to backlog of $7,000,000 at October 31, 2000. Orders tend to fluctuate from quarter to quarter based on customer demands and general business conditions. In addition, unfilled orders may be cancelled prior to shipment of goods. Accordingly, backlog may not be indicative of future demand.

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

Competition:

     Management estimates that RF Connector has over 50 competitors in a $800,000,000 coaxial connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market. Many of the competitors of the RF Connector Division have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product availability, service and value-added support to its distributors and OEM customers. In its connector operations, the Company competes on the basis of service, product availability and delivery time. Since the Company's strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products.

     Major competitors for Neulink include Microwave Data Systems and Data Radio. Although a number of larger firms could enter Neulink's markets with similar products, Neulink's strategy is focused on serving and providing specific hardware and software combinations with the goal of maintaining a strong position in selected "niche" wireless applications. While the Neulink Division's competitors offer products that are substantially similar to Neulink's radio modems, the Neulink Division tries to enhance its competitive position by offering additional service before, during, and after the sale. For example, the Company provides design, applications engineering, and telephone assistance to its Neulink Division customers.

     Bioconnect competes with numerous other companies in all areas of its operations, including in the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

Government Regulations:

     The Company's products are designed to meet all know existing or proposed governmental regulations. Management believes that the Company should be able to meet existing standards for approvals by government regulatory agencies for its principal products.

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

     Bioconnect's products are subject to the regulations of the U.S. Food and Drug Administration.

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

Dependence On RF Connector Division Products

     Although the Company has three operating divisions, sales of RF Connector division products accounted for approximately 89.5% of the Company's total sales for the fiscal year ended October 31, 2001. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector division are described below.

International Sales And Operations

     Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 16% of the net sales of the Company in the year ended October 31, 2001. International revenues are subject to a number of risks, including:

     o    longer accounts receivable payment cycles;
     o    difficulty  in  enforcing   agreements  and  in  collecting   accounts
          receivable;
     o    tariffs and other restrictions on foreign trade;
     o    economic and political instability;
     o    and the burdens of complying with a wide variety of foreign laws.

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

     Since sales made to foreign customers or foreign distributors have historically been in U.S. dollars, the Company has not been exposed to the risks of foreign currency fluctuations. However, if the Company in the future is required to accept sales denominated in the currencies of the countries where sales are made, the Company thereafter also be exposed to currency fluctuation risks.

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

     The Company's sales efforts are primarily effected through approximately 70 distributors, most of whom have entered into written agreements with the Company. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2001. The Company's agreements with its independent distributors are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company's Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

     Substantially all of the Company's RF Connector products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company's contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company's manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the
Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company's manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company's operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company's third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company's reputation and brand.

     The Company does not currently have any agreements with any of its contract manufacturers, and such manufacturers could stop manufacturing products for the Company at any time. . Although the Company believes that it could locate alternate contract manufacturers if any of its manufacturers terminated their business, the Company's operations could be impacted until alternate manufacturers are found.

The Company's Dependence On Third-Party Manufacturers Increases The Risk That It Will Not Have An Adequate Supply Of Products Or That Its Product Costs Will Be Higher Than Expected.

     The risks associated with the Company's dependence upon third parties which develop and manufacture and assemble the Company's products, include:

     o    reduced control over delivery schedules and quality;
     o    risks of inadequate manufacturing yields and excessive costs;
     o the potential lack of adequate capacity during periods of excess demand; and
     o    potential increases in prices.

These risks may lead to increased costs or delay product delivery, which would harm the Company's profitability and customer relationships.

If The Manufacturers of the Company's Coaxial Connectors Or Other Products Discontinue The Manufacturing Processes Needed To Meet The Company's Demands Or Fail To Upgrade Their Technologies, the Company May Face Production Delays.

     The Company's coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, the Company is subject to the risk that a third party manufacturer will cease production some of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Each of these events could increase the Company's costs, harm its ability to deliver products on time, or develop new products.

Dependence On Principal Customer

     One customer accounted for approximately 14% of the total sales of the Company's RF Connector division for the fiscal year ended October 31, 2001. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

     Products for connector applications are based on industry standards that are continually evolving. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with these evolving industry standards. If the Company is not successful in developing or using new technologies or in developing new products or product enhancements, its future revenues may be materially affected. The Company's attempt to keep up with technological advances may require substantial time and expense.

The Markets In Which The Company Competes Are Highly Competitive.

     The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the connector and communications markets in which the Company's products are sold are intensely competitive. Because the Company does not own any proprietary property that can be used to distinguish the Company from its competitors, the Company's ability to compete successfully in these markets depends on a number of factors, including:

     o success in subcontracting the design and manufacture of existing and new products that implement new technologies;

     o    product quality;

     o    reliability;

     o    customer support;

     o    time-to-market;

     o    price;

     o    market acceptance of competitors' products; and

     o    general economic conditions.

     In addition, the Company's competitors or customers may offer enhancements to its existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower-cost or higher performance alternatives to the Company's products. The introduction of enhancements or new products by the Company's competitors could render its existing and future products obsolete or unmarketable.

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

     The primary customers for the Company's coaxial connectors are in the connector and communications industries. Any significant downturn in the Company's customers' markets, in particular, or in general economic conditions which result in the cut back of budgets would likely result in a reduction in demand for the Company's products and services and could harm the Company's business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including the Company. No assurance can be given that the connector industry will not experience a material downturn in the near future. Any cyclical downturn in the connector and/or communications industry could have a material adverse effect on the Company.

Control By Principal Stockholders

     Officers and directors, as of January 31, 2002, own or could own, upon exercise of options which are immediately exercisable, approximately 19% of the outstanding common stock of the Company. Also, Hytek International, Inc. ("Hytek") owns approximately 22% of the Company's common stock as of December 31, 2001 and is therefore considered an affiliate. Accordingly, Hytek acting alone will be able to influence the outcome of any corporate or other matter submitted to the Company's stockholders for approval, including any merger, consolidation sale of all or substantially all of the Company's assets. Such concentrated share ownership may prevent or discourage potential bids to acquire the Company unless the terms are approved by such officers, directors and Hytek International.

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

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

     Although the Company is not currently engaged in the potential acquisition of any other company, the Company may in the future acquire one or more additional companies. The risks involved with such future acquisitions include:

     o    diversion of management's attention;

     o the affect on the Company's financial statements of the amortization of acquired intangible assets;

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

Volatility of Trading Prices

     In the past several years the market price of the Company's common stock has varied greatly, and the volume of the Company's common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company's performance r any announcements by the Company. Factors that may result in such fluctuations include:

     o any shortfall in revenues or net income from revenues or net income expected by securities analysts

     o quarterly fluctuations in the Company's financial results or the results of other connector and communications-related companies, including those of the Company's direct competitors

     o changes in analysts' estimates of the Company's financial performance, the financial performance of the Company's competitors, or the financial performance of connector and communications-related public companies in general

     o    general conditions in the connector and communications industries

     o changes in the Company's revenue growth rates or the growth rates of the Company's competitors

     o    sales of large blocks of the Company's common stock

     o    conditions in the financial markets in general

     In addition, the stock market may from time to time experience extreme price and volume fluctuations, which fluctuations may be unrelated to the operating performance of any specific company. Accordingly, the market prices of the Company's common stock may be expected to experience significant fluctuations in the future.

Securities And Exchange Commission Investigation.

     In August 2000, the Company was notified that the Securities and Exchange Commission ("SEC") had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws may have occurred in connection with matters related to the Company. In May 2001, the SEC informed the Company that the inquiry had been terminated and that, at that time, no enforcement action had been recommended. The SEC, however, further informed the Company that the termination does not mean that any parties have been exonerated or that the SEC may not take any action in the future. While the Company does not believe that the there are grounds for any further investigation, the SEC could resurrect its investigation at any time in the future.

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

     The Company's Bioconnect Division operates in a 5,000 square foot facility located in Lake Elsinore, California. The Lake Elsinore facility is used as the executive and sales office of Bioconnect, and for the manufacture of both (i) Bioconnect's products and (ii) the cable assemblies sold by the RF Connector Division. The lease for the Bioconnect facility expires on June, 2002 and provides for a monthly lease payment of $2,576.00.

     The Company currently believes that its facilities are sufficient to meet its foreseeable needs. However, should the Company require additional space, the Company believes that suitable additional space is available near the Company's current facilities.

ITEM 3. LEGAL PROCEEDINGS:

     The Company is not currently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market information: The Company's Common Stock is listed and trades on the NASDAQ Small Cap Market under the "RFIL."

     For the periods indicated, the following tables sets forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


       Quarter                                                        High                 Low
       ------------------------------------------------------    ----------------    ---------------
       Fiscal 2001
       November 1, 2000 - January 31, 2001..................         5 16/32             2 17/32
       February 1, 2001 - April 30, 2001....................            4                   2
       May 1, 2001 - July 31, 2001..........................            4                 2 4/5
       August 1, 2001 - October 31, 2001....................          2 1/5               3 1/16

       Fiscal 2000

       November 1, 1999 - January 31, 2000..................         2 22/32              1 1/2
       February 1, 2000 - April 30, 2000....................        15 30/32              2 3/4
       May 1, 2000 - July 31, 2000..........................         6 13/16                4
       August 1, 2000 - October 31, 2000....................            7                 4 1/16


     On December 31, 2001, the closing sales price of the Company's Common Stock was $2.74.

     As of December 31, 2001, there were 744 holders of the Company's Common Stock per records of the Company's transfer agent, Continental Stock Transfer & Trust Company, New York, NY.

     The Company has not paid any dividends to date and does not presently intend to pay cash dividends on its Common Stock in the foreseeable future.

     There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 2000 and 2001:

                                                       2001                                     2000
                                       -------------------------------------    --------------------------------------
                                             Amount           % Total Assets           Amount          % Total Assets
                                       ----------------    -----------------    -----------------   ------------------

Cash and cash equivalents.........         $ 915,538              9.5%            $   557,923              6.1%
Investments in available-for-sale
securities........................         1,744,851             18.0%              2,208,558             24.3%
Current assets....................         8,883,423             91.7%              8,598,437             94.6%
Current liabilities...............           435,552              4.5%                916,716             10.1%
Working capital...................         8,447,871             87.2%              7,681,721             84.5%
Property and equipment - net......
                                             557,000              5.8%                318,853              3.5%
Total Assets......................        $9,684,946            100.0%             $9,092,761            100.0%
Stockholders' equity..............        $9,184,531             94.8%             $8,176,045             89.9%

Liquidity and Capital Resources:

     Management believes that it existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended October 31, 2002. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o As of October 31, 2001, the amount of cash, cash equivalents, and available-for-sale securities was equal to $2,660,000 in the aggregate. This amount represented approximately 92% of the selling, general and administrative expenses of the Company for entire fiscal year ended October 31, 2001.

o As of October 31, 2001, the Company had approximately $8,883,000 in current assets, and only $436,000 of current liabilities.

o As of October 31, 2001, the Company had only $39,000 of outstanding indebtedness (other than accounts payable and other current liabilities).

o As of October 31, 2001, the total amount of fixed commitments of the Company (such as lease payments for its properties and equipment, and other non-cancelable obligations) was $147,000.

     In addition, the Company currently does not believe it will need to make any material additional capital equipment in fiscal 2002. Management also believes that based on the Company's financial condition at October 31, 2001, the absence of outstanding bank debt, and its recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

     The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.

     Inventories as of October 31, 2001 were $4,746,000, a $541,000 increase from October 31, 2000. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company's competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, as net sales significantly increased during the first half of fiscal year ended October 31, 2001, the Company increased its inventory levels to meet the anticipated continued increase in net sales.

     Although the net income for the current year was $874,500, a decrease of $446,000 from the prior fiscal year, net cash provided by operating activities for the year ended October 31, 2001 was $505,000 whereas cash used in operating activities in the year ended October 31, 2000 was $360,500. The primary reasons for the improved cash returns from operations included an improvement in the collection of trade accounts receivable and a $1,211,000 decrease in the amount spent on purchasing additional inventories. In addition, notwithstanding the decrease in net income and the increase in net cash provided by operations, the Company managed to reduce its accrue expenses and accounts payable by $244,000 and 324,000, respectively.

     Net cash provided by investing activities was $65,900 during the current year compared to $494,400 used in investing activities for the previous year. Current year investing activities included purchases of short-term money market securities of $1,823,200, payment of part of the acquisition price of Bioconnect of $147,000, capital expenditures of $182,400 and proceeds from sale of money market securities of $2,218,600.

     Net cash used in financing activities was $213,000 in the current year compared to net cash provided by financing activities of $312,000 for the previous year. $220,000 of the cash used in financing activities was payments on loans payable, $2,300 was for the purchase of treasury stock, and $9,400 was proceeds from the exercise of stock options.

Results of Operations:

     The following summarizes the key components of the results of operations for the years ended October 31, 2000 and 2001:

                                         2001                          2000
                                ---------------------------   ----------------------------
                                                                               % of Total
                                   Amount       % of Sales        Amount         Sales
                                ------------    -----------   ------------    ------------

Net sales...................... $9,481,889       100.0%        $8,902,111       100.0%
Cost of sales..................  4,700,546        49.6%         4,404,515        49.5%
Gross profit...................  4,781,343        50.4%         4,497,596        50.5%
Engineering expenses...........    505,426         5.3%           386,395         4.3%
Selling and general expenses...  2,876,983        30.3%         2,241,334        25.2%

Operating income...............  1,398,934        14.8%         2,627,729        29.5%

Other income...................    159,575         1.7%           313,949         3.5%
Income before income taxes.....  1,558,509        16.4%         2,183,816        24.5%

Income taxes...................    684,000         7.2%           863,300         9.7%
Net income.....................    874,509         9.2%         1,320,516        14.8%


     Net sales increased by $580,000, or 6.5%, for the fiscal year ended October 31, 2001 compared to the fiscal year ended October 31, 2000. The increase is primarily attributable to (i) a $356,000 increase in sales at the Company's RF Connector Division to $8,490,000 from $8,134,000 in fiscal 2000, and (ii) sales at the Bioconnect Division of $325,500. The foregoing increases in sales were partially offset by a decrease in sales at the RF Neulink Division. For the October 31, 2001 fiscal year, net sales of Neulink Division decreased by $20,000 to $748,000 from $768,000 the previous year.

     The increase in sales at the RF Connector division is attributable to a slight increase in connector sales and a material increase in sales of coaxial cable assemblies. The increase in connector sales resulted in a material increase in sales at the beginning of last fiscal year as demand for connectors for the PCS industry increased. However, during the last two quarters of fiscal 2001, demand for these PCS products decreased industry-wide, and the early gains in sales were mostly offset. During the October 31, 2000 fiscal year, the RF Connector division initiated its plan to increase its cable assembly operations. As a result, sales of cable assemblies increased significantly during the October 31, 2000 fiscal year over all prior periods. However, the cable assembly division's operations significantly improved during the October 31, 2001 fiscal year with the acquisition of Bioconnect, which subsidiary had additional cable manufacturing capabilities. As a result of the additional capabilities provided by Bioconnect, cable assembly sales further increased during the past fiscal year. Based on recently received orders for cable assemblies, the Company anticipates that cable assembly sales will remain strong during the current fiscal year. Connector sales, however, are less during the current fiscal year than at this time last year.

     Since Bioconnect was acquired during the 2001 fiscal year, there were no Bioconnect sales included in the prior fiscal year, and no comparison of operations can be made.

     The Company's gross profit increased by $283,400 to $4,781,000 in 2001 from $4,497,600 in 2000 due to the increase in net sales. As a percent of sales, gross profit remained mostly unchanged, decreasing to 50.4% in 2001 from 50.5% of sales in 2000.

     Engineering expenses increased by $119,000 to $505,400 compared to $386,400, in 2000. As a percent of sales engineering expenses increased to 5.3%, compared to 4.3%, in 2000. The increase in engineering expenses is attributable to an increase in the design and development of new products and due to the addition of the Bioconnect division. The material portion of the increase was in the Bioconnect and the RF Connector Divisions and was incurred in connection with the new cable assemblies produced by the divisions. Since Bioconnect was not part of the Company during the prior fiscal year, no Bioconnect engineering expenses were included in last year's financial statements.

     Selling and general expenses increased by $635,700, to $2,877,000, from $2,241,300, in 2000. As a percent of sales, selling and general expenses increased to 30.3% from 25.2% in 2000. The increase is primarily due to the addition of Bioconnect, which was not owned by the Company in fiscal 2000, and to increased travel and trade show expenses related to increased net sales.

     Operating income decreased by $471,000 to $1,398,900, from $1,869,900, in the previous year. The decrease in operating income is primarily attributable to the $449,000 operating loss incurred by the Bioconnect division, the company that the Company acquired in December 2000. The operating loss also is due in part to the increase in selling and general expenses.

     Other income decreased by $154,400 due in part to a $107,200 loss realized from the sale of available-for-sale securities (no gain or loss from such transactions occurred in the prior fiscal year). In addition, interest income decreased during the 2001 fiscal year due to lower interest rates and a reduction in interest-generaging investments. The foregoing decreases were partially offset by a $42,500 increase in commissions. The commissions received by the Company represent payments received by the Company's Neulink Division under an agreement with a third party. Under the third party agreement, Neulink receives a percentage of all sales revenues received by the third party from a specified client of the third party. Since the amount of revenues the Company receives from this contract with the third party depends on sales generated by the third party, the Company is unable to predict the amount, if any, of future revenues that the Company may receive from this arrangement.

     Net income decreased by $446,000, to $874,500, compared to net income of $1,320,500 in fiscal 2000. The decrease in net income is due to the loss incurred by the Company's new Bioconnect division, the increase selling and general expenses, and the decrease in other income.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements of the Company with related Notes and Accountants' Report are attached hereto as pages F-1 to F-19 and filed as part of this Annual Report:

     o    Report of J.H. Cohn LLP, Independent Public Accountants

     o    Balance Sheet as of October 31, 2001

     o    Statements of Income for the years ended October 31, 2001 and 2000

     o Statements of Stockholders' Equity for the years ended October 31, 2001 and 2000

     o    Statements of Cash Flows for the years ended October 31, 2001 and 2000

     o    Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of the Company's 2002 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of the Company's 2002 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of the Company's 2002 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of the Company's 2002 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed as part of this report:

         3.1      Articles of Incorporation, as amended (1)

         3.2.1    Company Bylaws as Amended through August, 1985 (2)

         3.2.2    Amendment to Bylaws dated January 24, 1986 (2)

         3.2.3    Amendment to Bylaws dated February 1, 1989 (3)

         10.1     Form of 2000 Stock Option Plan (4)

         10.2     Directors' Nonqualified Stock Option Agreements (2)

         10.3     Lease Agreement - San Diego, CA Facility (3)

         10.4     Employment Contract - Howard Hill (4)

         10.5     Employment Contract-Terrie Gross (4)

         10.6     Lease Agreement-Neulink Division - San Diego, CA Facility (3)

        ---------------------------------

     (1) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended October 31, 2000, which exhibit is hereby incorporated herein by reference.

     (2) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended October 31, 1987, which exhibit is hereby incorporated herein by reference.

     (3) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended October 31, 1992, which exhibit is hereby incorporated herein by reference.

     (4) Previously filed as an exhibit to the Company's Form 10-QSB for the quarter ended January 31, 2001, which exhibit is hereby incorporated herein by reference.

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

RF INDUSTRIES, LTD.


Date:  February 1, 2002               By:  /s/  Howard F. Hill
                                         -----------------------------------
                                          Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  February 1, 2002              By:  /s/  Terrie A. Gross
                                         -------------------------------------
                                           Terrie A. Gross,
                                           Chief Financial Officer
                                          (Principal Accounting Officer)

Dated:  February 1, 2002              By:  /s/  Howard F. Hill
                                         --------------------------------------
                                         Howard F. Hill, Chief Executive Officer

Dated:  February 1, 2002              By:  /s/  John Ehret
                                          -------------------------------------
                                              John Ehret, Director

Dated:  February 1, 2002              By:  /s/  Henry Hooper
                                          -------------------------------------
                                              Henry Hooper, Director

Dated:  February 1,  2002             By:  /s/  Robert Jacobs
                                          -------------------------------------
                                              Robert Jacobs, Director

Dated:  February 1, 2002              By:  /s/  Linde Kester
                                          -------------------------------------
                                              Linde Kester, Director

Dated:  February 1, 2002              By:   /s/ Marvin Fink
                                          -----------------------------------
                                              Marvin Fink, Director

                       RF INDUSTRIES, LTD. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                        PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ........................         F-2

CONSOLIDATED BALANCE SHEET
  OCTOBER 31, 2001 ..............................................         F-3

CONSOLIDATED STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 2001 AND 2000 .........................         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 2001 AND 2000 .........................         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 2001 AND 2000 .........................         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................         F-7/19




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
RF Industries, Ltd.


We have audited the accompanying consolidated balance sheet of RF INDUSTRIES, LTD. AND SUBSIDIARY as of October 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended October 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Industries, Ltd. and Subsidiary as of October 31, 2001, and their consolidated results of operations and cash flows for the years ended October 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ JH Cohn LLP
                           --------------------------

San Diego, California
January 7, 2002

                       RF INDUSTRIES, LTD. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2001

                                     ASSETS
                                    --------
Current assets:
    Cash and cash equivalents ..................................     $  915,538
    Investments in available-for-sale securities ...............      1,744,851
    Trade accounts receivable, net of allowance for
        doubtful accounts of $42,000 ...........................        981,803
    Notes receivable ...........................................         12,000
    Income tax refund receivable ...............................        216,192
    Inventories ................................................      4,746,125
    Other current assets .......................................        111,214
    Deferred tax assets ........................................        155,700
                                                                     ----------
           Total current assets ................................      8,883,423
                                                                     ----------
Property and equipment:
    Equipment and tooling ......................................      1,050,922
    Furniture and office equipment .............................        243,357
                                                                     ----------
                                                                      1,294,279
    Less accumulated depreciation ..............................        737,279
                                                                     ----------
           Total ...............................................        557,000

Goodwill, net of accumulated amortization of $11,646 ...........        163,052
Note receivable from stockholder ...............................         70,000
Other assets ...................................................         11,471
                                                                     ----------
           Total ...............................................     $9,684,946
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable ..........................................     $   107,145
    Current portion of notes payable ..........................          50,000
    Accrued expenses ..........................................         278,407
                                                                    -----------
           Total current liabilities ..........................         435,552
Notes payable, net of current portion .........................          39,163
Deferred tax liabilities ......................................          25,700
                                                                    -----------
           Total liabilities ..................................         500,415
                                                                    -----------
Commitments and contingencies

Stockholders' equity:
    Common stock - authorized 10,000,000 shares of $.01
        par value; 3,441,054 shares issued ....................          34,410
    Additional paid-in capital ................................       4,695,147
    Retained earnings .........................................       4,543,376
    Unearned compensation .....................................         (23,490)
    Accumulated other comprehensive loss ......................          (7,986)
    Receivables from sales of stock ...........................          (1,715)
    Treasury stock, at cost - 31,700 shares ...................         (55,211)
                                                                    -----------
           Total stockholders' equity .........................       9,184,531
                                                                    -----------

           Total ..............................................     $ 9,684,946
                                                                    ===========

See Notes to Consolidated Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                   2001          2000
                                                                 --------      --------

Net sales ..................................................   $ 9,481,889    $ 8,902,111
Cost of sales ..............................................     4,700,546      4,404,515
                                                               -----------    -----------

Gross profit ...............................................     4,781,343      4,497,596
                                                               -----------    -----------

Operating expenses:
    Engineering ............................................       505,426        386,395
    Selling and general ....................................     2,876,983      2,241,334
                                                               -----------    -----------
        Totals .............................................     3,382,409      2,627,729
                                                               -----------    -----------

Operating income ...........................................     1,398,934      1,869,867
                                                               -----------    -----------

Other income:
    Realized loss from sale of available-for-sale securities      (107,185)
    Commissions ............................................       171,229        128,685
    Interest ...............................................        95,531        185,264
                                                               -----------    -----------
        Totals .............................................       159,575        313,949
                                                               -----------    -----------

Income before provision for income taxes ...................     1,558,509      2,183,816

Provision for income taxes .................................       684,000        863,300
                                                               -----------    -----------

Net income .................................................   $   874,509    $ 1,320,516
                                                               ===========    ===========

Earnings per share:
    Basic ..................................................   $       .26    $       .40
                                                               ===========    ===========

    Diluted$ ...............................................           .22    $       .34
                                                               ===========    ===========

See Notes to Consolidated Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                                  Accumulated
                                                                                    Other                                  Total
                                            Additional                 Unearned    Compre-     Receivables                 Stock-
                          Common Stock       Paid-In      Retained      Compen-    hensive      from Sale     Treasury     holders'
                        Shares    Amount     Capital      Earnings      sation       Loss       of Stock       Stock       Equity
                      --------  ---------  ------------  -----------  ----------  -----------  -----------   ----------   ---------


Balance, November 1,
 1999 ..............  3,148,598   $31,486   $4,400,868    $2,348,351   $(211,602)               $(25,900)    $(52,853)   $6,490,350

Net income..........                                       1,320,516                                                      1,320,516

Effect of change
 in fair value of
 available-for-sale
 securities, net of
 deferred taxes of
 $30,700............                                                               $(40,890)                                (40,890)
                                                                                                                          ----------
Comprehensive income                                                                                                      1,279,626

Collection of receiv-
 ables from sale
 of stock ..........                                                                              25,900                     25,900

Shares issued on
 exercise of
 stock options......    253,456     2,535      285,293                                            (1,715)                   286,113

Amortization of un-
 earned compensation                                                      94,056                                             94,056
                     ----------  --------   ----------   -----------  ----------  ----------   ----------   ----------    ----------
Balance, October 31,
 2000...............  3,402,054    34,021    4,686,161     3,668,867    (117,546)   (40,890)      (1,715)     (52,853)    8,176,045

Net income..........                                         874,509                                                        874,509

Effect of change in
fair value of avail-
able-for-sale securi-
ties, net of  deferred
 taxes of $21,900...                                                                 32,904                                  32,904
                                                                                                                          ----------
Comprehensive income                                                                                                        907,413

Purchase of treasury
 stock..............                                                                                           (2,358)       (2,358)

Shares issued on
exercise of stock
 options............     39,000       389        8,986                                                                        9,375

Amortization of un-
 earned compensation                                                      94,056                                             94,056
                     ----------  --------   ----------   -----------  ----------  ----------   ----------   ----------    ----------
Balance, October 31,
 2001...............  3,441,054   $34,410   $4,695,147    $4,543,376   $ (23,490)  $ (7,986)    $ (1,715)    $(55,211)   $9,184,531
                     ==========  ========   ==========   ===========  ==========  ==========   ==========   ==========   ===========


See Notes to Consolidated Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                          2001          2000
                                                                       ---------      --------

Operating activities:
    Net income ..................................................   $   874,509    $ 1,320,516
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Provision for bad debts ..................................        11,702         33,800
       Depreciation and amortization ............................       143,760         74,229
       Inventory deposit write-offs .............................        30,294
       Amortization of unearned compensation ....................        94,056         94,056
       Deferred income taxes ....................................       124,000        (77,300)
       Realized loss on sale of available-for-sale securities ...       107,185
       Changes in operating assets and liabilities, net of
          acquisition in 2001:
          Trade accounts receivable .............................       396,767       (590,070)
          Inventories ...........................................      (540,927)    (1,752,119)
          Other assets ..........................................      (168,186)        66,041
          Accounts payable ......................................      (324,371)       315,034
          Accrued expenses ......................................      (243,763)       155,343
                                                                    -----------    -----------
              Net cash provided by (used in) operating activities       505,026       (360,470)
                                                                    -----------    -----------
Investing activities:
    Proceeds from sale of securities ............................     2,218,647
    Investments in securities ...................................    (1,823,221)      (236,189)
    Payment for acquisition, net of cash acquired ...............      (147,078)
    Capital expenditures ........................................      (182,405)      (258,247)
                                                                    -----------    -----------
        Net cash provided by (used in) investing activities......        65,943       (494,436)
                                                                    -----------    -----------
Financing activities:
    Purchase of treasury stock ..................................        (2,358)
    Payments on loans payable ...................................      (220,371)
    Collection of subscription receivable .......................                       25,900
    Proceeds from exercise of stock options .....................         9,375        286,113
                                                                    -----------    -----------
        Net cash provided by (used in) financing activities .....      (213,354)       312,013
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents ............       357,615       (542,893)
Cash and cash equivalents at beginning of year ..................       557,923      1,100,816
                                                                    -----------    -----------
Cash and cash equivalents at end of year ........................   $   915,538    $   557,923
                                                                    ===========    ===========
Supplemental cash flow information:
    Income taxes paid ...........................................   $ 1,095,000    $   794,000
                                                                    ===========    ===========




See Notes to Consolidated Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business activities and summary of significant accounting policies: Business activities:
               The Company's business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications (the "RF CONNECTOR Business Unit") the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Business Unit") and the design, manufacturing and distribution of electric cabling and interconnect products to the medical monitoring market (the "BIOCONNECT Business Unit"). Management considers each business unit to be a separate business segment (see Note 7).

          Principles of consolidation:
               The consolidated financial statements include the accounts of RF Industries, Ltd. (the "Parent") and its wholly-owned subsidiary, Bioconnect, Inc. (see Note 12) (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

          Revenue recognition:
               Revenue from product sales is recognized when the product is shipped. In addition, the Company has a strategic alliance with a supplier where the Company recognizes commission income when payment is received.

          Investments:
               Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in mutual fund units have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security will be written down to fair value via a charge to earnings. Unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, in accumulated other comprehensive income (loss) until realized. The Company uses the specific identification method to determine the cost basis for realized gains or losses included in income.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

          Research and  development:
               Costs and expenses related to research and development are expensed as incurred. Research and development expenses charged to operations were approximately $2,000 and $62,000 in 2001 and 2000, respectively.

          Goodwill:
               Goodwill represents the excess of the purchase price and related costs over the value assigned to the net assets of the business acquired. Goodwill is amortized on a straight-line basis over its estimated useful life of fifteen years (see Note 2).

          Long-lived and  intangible  assets:
               The Company assesses potential impairments to its long-lived assets and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the assets carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operations.

          Advertising:
               The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $76,000 and $46,000 in 2001 and 2000, respectively.

          Income taxes:
               The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business activities and summary of significant accounting policies (continued):
          Stockoptions:
               In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company is not required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value at the date of grant. The Company also makes pro forma disclosures, as required by SFAS No. 123, "Accounting for Stock-Based Compensation", of net income as if a fair value based method of accounting for stock options had been applied.

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

               The following table summarizes the calculation of basic and diluted earnings per share:

                                                            2001         2000
                                                         ----------   ----------
               Numerators:
                   Net income (A) .....................  $  874,509   $1,320,516
                                                         ==========   ==========

               Denominators:
                   Weighted average shares outstanding
                     for basic earnings per share (B) ..  3,383,030    3,277,838
                   Add effects of potentially dilutive
                     securities-assumed exercise
                      of stock options .................    600,469      624,919
                                                         ----------   ----------
                   Weighted average shares for diluted
                      earnings per share (C) ...........  3,983,499    3,902,757
                                                         ==========   ==========
               Basic net earnings per share (A)/(B) .... $      .26   $      .40
                                                         ==========   ==========
               Diluted net earnings per share (A)/(C) .. $      .22   $      .34
                                                         ==========   ==========

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business activities and summary of significant accounting policies (concluded):
          Comprehensive loss:
               Comprehensive income or loss is presented pursuant to SFAS No. 130, "Reporting Comprehensive Income," and, accordingly, has been displayed for each year in the accompanying statements of stockholders' equity and includes the net income or loss, plus or minus the effect of the net change in the fair value of available-for-sale securities each year, net of deferred taxes.

          Reclassifications:
               Certain 2000 amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.


Note 2 - New accounting pronouncement:
               In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001 with early adoption permitted for fiscal years beginning after March 15, 2001. The Company plans to elect early adoption of SFAS No. 142 on November 1, 2001 and does not expect the adoption to have a material effect on its consolidated financial statements.


Note 3 - Concentration of credit risk and sales to major customers:
               The  Company  maintains  its  cash  balances   primarily  in  one
               financial institution. As of October 31, 2001, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $40,040. In addition, two unsecured money market accounts totaling $733,865 were held at October 31, 2001. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

               Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. Such exposure is limited by the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Concentration of credit risk and sales to major customers  (concluded):
          Sales to one customer represented 14% and 17% of total sales in 2001 and 2000, respectively. The Company does not have a written agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits.


Note 4 - Investments:
          At October 31, 2001, investments in available-for-sale securities consisted of units of mutual funds that invest primarily in short-term, secured obligations. The investments are carried at fair value at October 31, 2001. Net unrealized holding losses on these investments as of October 31, 2001 were $7,986, net of deferred taxes of $6,000. Realized losses from sales of investments as of October 31, 2001 were $107,185. There were no realized gains or losses from sales of investments during 2000.

          Reclassification adjustments included in comprehensive income (loss) during 2001 consisted of net unrealized holding losses arising during the year, net of deferred taxes of $31,407, and adjustment for realized loss, net of deferred taxes included in net earnings of $64,311. There were no reclassification adjustments during 2000.


Note 5 - Inventories:

          Inventories consisted of the following as of October 31, 2001:

               Raw materials and supplies..........................    $ 822,180
               Finished  goods.....................................    3,923,945
                                                                     -----------
                  Total ...........................................   $4,746,125

Note 6 - Commitments:
          The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2005 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 2001. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through June 2001.

          Total rent expense under all operating leases totaled approximately $165,000 and $121,000 in 2001 and 2000, respectively.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Commitments (concluded):
          Minimum  lease  payments  under  these  operating   leases  for  years
          subsequent to October 31, 2001 are as follows:

                Year Ending
                October 31,                                    Amount
                -----------                                -------------

                  2002 ...................................   $146,896
                  2003 ...................................    157,498
                  2004 ...................................    152,071
                  2005 ...................................     86,002
                                                             --------
                      Total ..............................   $542,467
                                                             ========

          The Company has an employment agreement with its President and Chief Executive Officer for a term which expires on February 24, 2005. The aggregate amount of compensation provided for over the remaining term of the agreement amounted to $457,000 at October 31, 2001.

          The Company has employment agreements with key employees of Bioconnect for terms which expire on December 31, 2002. The aggregate amount of compensation provided for over the remaining term of the agreement amounts to $198,000 at October 31, 2001. The agreements also provide for 1/3 of a commission equivalent to 40% accumulated net profit to external customers, after taxes, since the purchase of Bioconnect, if still employed as of January 1, 2004. In addition, the agreements provide for a bonus stock option plan to be negotiated prior to 90 days following the fiscal year end 2004.


Note 7 - Segment information:
          The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same format reviewed by the Company's management (the "management approach").

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Segment information (continued):
          Management identifies the Company's segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. Accordingly, the Company's three business segments are centered on the operations associated with the RF CONNECTOR Business Unit, the NEULINK Business Unit and the BIOCONNECT Business Unit. Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company evaluates the performance of each segment based on income or loss before income taxes. Assets are managed on a corporate basis. The Company allocates depreciation and amortization and other indirect expenses at the rate of 92.5% to the RF CONNECTOR Business Unit and 7.5% to the NEULINK Business Unit. During 2001, the Company reduced its allocation of depreciation and other indirect expenses relating to the NEULINK Business Unit. The change in the allocation of expenses was due to a decrease in operating overhead relating to the NEULINK Business Unit, as compared to the prior year. As a result of the decrease, income (loss) before provision for income taxes for 2000 has been restated to conform to the 2001 presentation.

          The Company attributes revenues to geographic areas based on the location of the customers. The following table presents the revenues of the Company by geographic area for the years ended October 31, 2001 and 2000:

                                                            2001          2000
                                                          --------      --------

              United States ..........................   $7,807,112   $7,477,773
              Foreign countries.......................    1,674,777    1,424,338
                                                         ----------   ----------
                 Totals ..............................   $9,481,889   $8,902,111
                                                         ==========   ==========

          During 2001, one customer of the RF CONNECTOR Business Unit generated approximately 14% of total revenues. During 2000, the customer generated approximately 17% of total revenues.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Segment information (concluded):
          Net sales, income (loss) before provision for income taxes and other related segment information as of October 31, 2001 and for the years ended October 31, 2001 and 2000 follows:

                                                                           Intercompany                       Common/
                                             Connector        Neulink         Sales        Bioconnect       Corporate       Total
                                            -----------     -----------    -----------    ------------     -----------    ----------

          2001
          ----
          Net sales......................   $8,490,105      $ 748,027      $(81,783)       $ 325,540                      $9,481,889
          Income (loss) before
            provision for income
            taxes........................    2,022,468         (3,380)                      (448,925)      $ (11,654)      1,558,509
          Depreciation and
            amortization ................       80,763         13,509                         49,488                         143,760

          Total assets ..................    9,490,948         16,721                        177,277                       9,684,946

          Additions to property
            and equipment ...............      124,590                                        57,815                         182,405

          2000
          ----
          Net sales......................    8,133,901        768,210                                                      8,902,111
          Income (loss) before
            provision for income
            taxes........................    2,042,879        (44,327)                                       185,264       2,183,816
          Depreciation and
            amortization ................       59,383         14,846                                                         74,229

          Total assets...................    9,068,151         24,610                                                      9,092,761

          Additions to property
            and equipment................      252,149          6,098                                                        258,247

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income taxes:
          The provision for income taxes consists of the following:

                                                        2001             2000
                                                     ----------       ----------
          Current:
            Federal .............................     $ 437,000       $ 739,600
            State ...............................       123,000         201,000
                                                      ---------        ---------
                                                        560,000         940,600
           Deferred (credit):                         ---------        ---------
            Federal .............................       100,000         (67,700)
            State ...............................        24,000          (9,600)
                                                      ---------        ---------
                                                        124,000         (77,300)
                                                      ---------        ---------
               Totals ...........................     $ 684,000       $ 863,300
                                                      =========        =========

          Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                            2001                    2000
                                     -------------------     -------------------
                                             % of Pretax             % of Pretax
                                      Amount    Income        Amount    Income
                                     -------- ----------     -------- ----------
          Income tax at Federal
             statutory rate.......... $530,000    34.0%      $742,500    34.0%

          State tax provision, net
             of Federal tax benefit..   91,000     5.8        126,324     5.8

          Other......................   63,000     4.1         (5,524)    (.3)
                                      --------  -------      ---------  -------
               Provision for income
                  taxes.............. $684,000    43.9%      $863,300    39.5%
                                      ========  =======      =========  =======

          The Company's total deferred tax assets and deferred tax liabilities at October 31, 2001 are as follows:

                                                                        2001
           Assets:                                                   ----------
           -------
           Deferred compensation ...............................   $    8,000
           Inventory obsolescence ..............................       19,300
           State income taxes ..................................       68,700
           Other ...............................................       73,300
           Liabilities:
           ------------
           Depreciation ........................................      (39,300)
                                                                    ----------

                  Net deferred tax assets ......................     $130,000
                                                                     ========

          The other temporary differences generating net current and noncurrent deferred tax assets and liabilities were primarily related to accrued vacation expense, allowance for doubtful accounts, and unrealized losses on available-for-sale securities.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Stock options:
          Incentive and Non-Qualified Stock Option Plans:
               The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2001, a total of 143,860 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

               The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2001, a total of 33,555 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

               In May 2000, the Board of Directors adopted the Company's 2000 Stock Option Plan (the "2000 Option Plan"). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issued under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Accordingly, as of October 31, 2001, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 310,000, of which 168,081 shares were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options. Incentive stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant, while non-qualified options are granted at no less than 85% of the fair value of the common stock on the date of grant.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note      9 - Stock options (continued): Compensatory stock option plans:
               The Company granted options to two executives to purchase a total of 180,000 shares of common stock at $.10 per share pursuant to the terms of their employment contracts dated February 1, 1998. The options to purchase 45,000 shares are scheduled to vest and become exercisable annually from March 1, 1998 through February 28, 2002. The difference of $376,200 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, and is being amortized over the vesting period. A total of $94,056 was amortized to compensation expense in each of 2001 and 2000.

          Additional required disclosures related to stock option plans:
               Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options other than the amounts attributable to the compensatory options granted to the executives described above. Had compensation cost been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net income and earnings per share in 2001 and 2000 would have been reduced to the pro forma amounts set forth below:

                                                           2001          2000
                                                        ----------    ----------

                    Net income - as reported.......... $   874,509    $1,320,516
                    Net income - pro forma............ $   524,616    $  733,766

                    Basic earnings per share:
                       As reported....................        $.26        $.40
                       Pro forma .....................        $.16        $.22

                    Diluted earnings per share:
                       As reported ...................        $.22        $.34
                       Pro forma .....................        $.13        $.19

               The fair value of each option granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           2001          2000
                                                        ----------    ----------
                    Dividend yield ...................         0%            0%
                    Expected volatility ..............        87%          145%
                    Risk-free interest rate ..........       4.9%          6.5%
                    Expected lives ...................   10 years      10 years

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Stock options (concluded):
          Additional required disclosures related to stock option plans
             (concluded):
               Additional information regarding all of the Company's outstanding stock options at October 31, 2001 and 2000 and changes in outstanding stock options in 2001 and 2000 follows:

                                                                   2001                        2000
                                                         ------------------------     -----------------------
                                                                        Weighted                    Weighted
                                                           Shares        Average         Shares      Average
                                                          or Price      Exercise        or Price     Exercise
                                                          Per Share       Price         Per Share     Price
                                                         -----------   ----------      ----------   ---------

                Options outstanding at
                  beginning of year .....................    857,514        1.24          917,233         .79
                Options granted .........................    323,075        2.76          219,020        3.23
                Options exercised .......................    (39,000)        .24         (253,459)       1.14
                Options forfeited .......................    (16,255)       3.73          (25,280)       3.42
                                                           ----------                    ---------
                Options outstanding at  end of year......  1,125,334        1.67          857,514        1.24
                                                           ==========                    =========

                Option price range at end of year........ $.10-$5.75                   $.10-$5.75

                Options available for grant at
                  end of year............................     29,394                      136,214

                Option price range for options
                  exercised during the year ............. $.10-$2.50                    $.10-$5.75

                Weighted average fair value of
                  options granted during the year .......      $2.40                         $3.22
                                                               =====                         =====

               The following table  summarizes  information  about stock options
               outstanding   at  October   31,   2001,   all  of  which  are  at
               fixed-prices:

                                                      Weighted Average
                                                          Remaining
                                                      Contractual Life              Number
               Exercise             Number               of Options              of Options
                 Price           Outstanding             Outstanding              Exercisable
               ---------        -------------          ---------------           -------------

                 .10                 506,000       1 yr. after termination            434,000
                  $1.33                8,000                8 yrs.                      8,000
                  $1.50              100,000                9 yrs.                    100,000
                  $1.56               25,960                8 yrs.                     25,960
                  $1.59               15,555                7 yrs.                     15,555
                  $1.87                6,000                7 yrs.                      6,000
                  $2.13                4,000                6 yrs.                      4,000
                  $2.26               41,170               10 yrs.                     41,170
                  $2.50                5,000                6 yrs.                      5,000
                  $2.66               81,905               10 yrs.                     81,905
                  $2.90              200,000       1 yr. after termination             20,000
                  $4.35               10,000                9 yrs.                     10,000
                  $4.88                6,000                5 yrs.                      6,000
                  $5.12               88,442                9 yrs.                     88,442
                  $5.75               27,302                5 yrs.                     27,302
                                 -----------                                       ----------

                                   1,125,334                                          873,334
                                   =========                                        =========

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10- Retirement plan:
     The  Company  sponsors a deferred  savings  and profit  sharing  plan under
     Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2001 or 2000.


Note 11- Related party transactions:
     The note receivable from stockholder of $70,000 at October 31, 2001 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date.

     Receivables from sales of stock arose from advances made to assist officers and employees in the exercise of stock options and, accordingly, are reported as a reduction of stockholders' equity in the accompanying balance sheet. The receivables are interest free.


Note 12- Acquisition and other matters:

     On December 1, 2000, the Company acquired all the outstanding stock of Bioconnect for total consideration of $289,163, of which $139,163 was financed by the seller.

     The acquisition has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of December 1, 2000 follows:

         Cash ...................................................   $   2,922
         Accounts receivable ....................................      76,337
         Inventory ..............................................      39,956
         Property and equipment .................................     187,855
         Intangibles and other assets ...........................     189,434
                                                                    ---------
             Total assets acquired ..............................     496,504

         Accounts payable and other liabilities assumed .........    (207,341)
                                                                    ---------

             Purchase price .....................................   $ 289,163
                                                                    =========


                                      * * *