Form 10QSB
period 2002-01-31
R F INDUSTRIES LTD
filed 2002-03-18
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                       for Quarter ended January 31, 2002
                         Commission File Number 0-13301

                              RF INDUSTRIES, LTD.

             (Exact name of registrant as specified in its charter)

                                Nevada 88-0168936

          (State of Incorporation) (I.R.S. Employer Identification No.)

        7610 Miramar Road., Suite 6000, San Diego, California 92126-4202

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

As of January 31, 2002, the registrant had 3,409,354 outstanding shares of Common Stock, $.01 par value, issued. Transitional small business disclosure format

                                    Yes     No X
                                              ---

Part I.   FINANCIAL INFORMATION

                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      January 31      October 31
                                                         2002            2001
                                                     -----------      ----------
                                                     (Unaudited)
   ASSETS
-------------
CURRENT ASSETS

Cash and cash equivalents ............................  $1,212,451   $  915,538

Investments in available-for-sale securities .........   1,774,305    1,744,851

Trade accounts receivable, net of allowance
for doubtful accounts of $42,000 .....................   1,058,459      981,803

Notes receivable .....................................      12,000       12,000

Income tax refund receivable .........................     165,192      216,192

Inventories ..........................................   4,489,077    4,746,125

Other current assets .................................     180,780      111,214

Deferred tax assets ..................................     150,595      155,700
                                                        ----------   ----------
     TOTAL CURRENT ASSETS ............................   9,042,859    8,883,423
                                                        ----------   ----------


PROPERTY AND EQUIPMENT
Equipment and tooling ................................   1,055,473    1,050,922
Furniture and office equipment .......................     243,357      243,357
                                                         ----------   ----------
     Fixed assets, at cost ...........................   1,298,830    1,294,279
     Less accumulated depreciation ...................     778,464      737,279
                                                        ----------   ----------
     NET FIXED ASSETS ................................     520,366      557,000
                                                        ----------   ----------

Goodwill, net of accumulated
 amortization of $11,646 .............................     163,052      163,052
Note receivable from stockholder .....................      70,000       70,000
Other assets .........................................      11,471       11,471
                                                        ----------   ----------
     TOTAL ASSETS                                       $9,807,748   $9,684,946
                                                        ==========   ==========



       See Notes to Condensed Consolidated Unaudited Financial Statements

                                             RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      January 31      October 31
                                                         2002            2001
                                                     -----------      ----------
                                                     (Unaudited)
 LIABILITIES AND
STOCKHOLDERS' EQUITY
-----------------------
CURRENT LIABILITIES
Accounts payable .....................................   $ 234,897    $ 107,145

Current portion of notes payable .....................      41,663       50,000

Accrued expenses .....................................     208,183      278,407
                                                        ----------   ----------
      Total current liabilities ......................     484,743      435,552

Notes payable, net of current portion ................                   39,163

Deferred tax liabilities .............................      25,700       25,700
                                                        ----------   ----------
     TOTAL LIABILITIES ...............................     510,443      500,415
                                                        ----------   ----------


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock - authorized 10,000,000 shares
  of $.01 par value; 3,441,054
  shares issued ......................................      34,410       34,410

Additional paid-in capital............................   4,695,147    4,695,147

Retained earnings ....................................   4,625,564    4,543,376

Unearned compensation ................................                  (23,490)

Accumulated other comprehensive loss .................        (890)      (7,986)

Receivables from sale of stock .......................      (1,715)      (1,715)

Treasury stock, at cost - 31,700 .....................     (55,211)     (55,211)
                                                        ----------   ----------
   TOTAL STOCKHOLDERS' EQUITY ........................   9,297,305    9,184,531
                                                        ----------   ----------
      TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY ......................... $ 9,807,748  $ 9,684,946
                                                        ==========   ==========



       See Notes to Condensed Consolidated Unaudited Financial Statements

                                              RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                        CONDENSED CONSOLIDATED
                                                         STATEMENTS OF INCOME
                                                       AND COMPREHENSIVE INCOME
                                                              (Unaudited)
                                                           Three Months Ended
                                                               January 31
                                                        -----------------------
INCOME:                                                   2002           2001
                                                        ---------     ---------
 Net Sales .........................................  $ 2,184,917   $ 2,348,601
Cost of Sales ......................................    1,149,680     1,220,164
                                                       -----------   -----------
  Gross profit .....................................    1,035,237     1,128,437
                                                       -----------   -----------
Operating expenses:
   Engineering .....................................      164,035       115,729
   Selling and general .............................      769,983       651,555
                                                       -----------   -----------
         Totals ....................................      934,018       767,284
                                                       -----------   -----------
Operating income ...................................      101,219       361,153
                                                       -----------   -----------
Other income:
     Commissions ...................................        8,215        18,073
     Interest ......................................       23,754        31,508
                                                       -----------   -----------
           Totals ..................................       31,969        49,581
                                                       -----------   -----------
Income before provision for income tax .............      133,188       410,734
Provision for income tax ...........................       51,000       165,500
                                                       -----------   -----------
Net income
                                                      $    82,188   $   245,234
                                                       ===========   ===========
Basic earnings per share ...........................  $      0.02   $      0.07
                                                       ===========   ===========
Diluted earnings per share .........................  $      0.02   $      0.06
                                                       ===========   ===========
Basic weighted average shares outstanding ..........    3,409,354     3,402,554
                                                       ===========   ===========
Diluted weighted average shares outstanding ........    3,843,766     4,027,473
                                                       ===========   ===========
COMPREHENSIVE INCOME:

Net income .........................................  $    82,188   $   245,234
Unrealized gain (loss)on available-for-sale
  securities .......................................        7,096       (20,761)
                                                       -----------   -----------
                                                      $    89,284   $   224,473
      Total comprehensive income ...................   ===========   ===========



       See Notes to Condensed Consolidated Unaudited Financial Statements


                                                        RF INDUSTRIES, LTD.  AND SUBSIDIARY
                                                                CONDENSED CONSOLIDATED
                                                               STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)
                                                              Three months ended January
                                                             ----------------------------
                                                                 2002            2001
                                                             -----------     ------------
OPERATING ACTIVITIES
Net income ..............................................   $    82,188    $   245,234
Adjustments to reconcile net income
to net cash  provided by (used in)operating activities
     Inventory deposit write-offs .......................                       30,294
     Depreciation and amortization ......................        41,185         27,111
     Amortization of unearned compensation ..............        23,490         23,514

     Changes in operating assets and liabilities, net of
      acquisition:
      Trade accounts receivable .........................       (76,656)       381,308
      Inventories .......................................       257,048       (859,369)
      Other assets ......................................       (18,566)        (6,734)
      Accounts payable ..................................       127,752       (217,607)
      Accrued expenses ..................................       (70,224)      (129,602)
                                                            -----------    -----------
      Net cash provided by (used in) operating activities       366,217       (505,851)
                                                            -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of (investment in) securities ..       (17,253)       473,377
      Capital expenditures ..............................        (4,551)       (16,548)
      Payment for acquisition, net of cash acquired .....                     (147,078)
                                                            -----------    -----------
      Net cash provided by (used in) investing activities       (21,804)       309,751
                                                            -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable .........................       (47,500)      (150,572)
      Proceeds from exercise of common stock options ....                        1,561
                                                            -----------    -----------
      Net cash used in financing activities .............       (47,500)      (149,011)
                                                            -----------    -----------
      Net  increase (decrease) in cash
        and cash equivalents ............................       296,913       (345,111)
      Cash and cash equivalents at the
        beginning of the period .........................       915,538        557,923
                                                            -----------    -----------
      Cash and cash equivalents at the end of period ....   $ 1,212,451    $   212,812
                                                            ===========    ===========
SUPPLEMENTARY CASH FLOW DATA:
      Taxes paid ........................................                  $   255,000
                                                                           ===========
 Noncash investing and financing activities:
      Fair value of assets acquired .....................                  $   496,504
      Liabilities assumed ...............................                     (207,341)
      Seller financing ..................................                     (139,163)
                                                                           -----------
      Cash paid .........................................                  $   150,000
                                                                           ===========

        See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2001.

 Note 2 -  Components of inventory


                                        January 31, 2002      October 31, 2001
                                        -----------------    ------------------
                                          (Unaudited)

          Raw material and supplies ..... $   763,143            $   822,180
          Finished goods.................   3,725,934              3,923,945
                                          -----------            -----------
          TOTALS                          $ 4,489,077            $ 4,746,125
                                          ===========            ===========

Note 3 - Earnings (loss) per share:

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of "basic" and "diluted" earnings per common share, as further explained in
     Note 1 of the notes to the audited financial statements of the Company, included in Form 10-KSB for the fiscal year ended October 31, 2001.

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

         The following table summarizes basic and diluted shares:

                                                          Three Months Ended
                                                               January 31
                                                          2002           2001
                                                       ----------     ----------

    Weighted average shares outstanding for
           basic net earnings per share ..............  3,409,354      3,402,554

     Add effects of potentially dilutive securities-
           assumed exercised of stock options ........    434,412        624,919
                                                        ---------      ---------
      Weighted average shares for diluted net
             earnings per share ......................  3,843,766      4,027,473
                                                       ==========      =========
Note 4 - Segment Information

     Net sales and income (loss) before provision for income taxes for the three months ended January 31, 2002 and 2001 follows:

                                                     Intercompany                    Common/
                           Connector      Neulink        Sales       Bioconnect     Corporate      Total
                          -----------    ---------    ------------  ------------   ----------    ---------
   2002
-----------
Net sales ..............   $1,770,750     $349,232    $(105,478)      $170,413                   $2,184,917

Income (loss) before
 provision for income
    taxes ..............      212,089       64,480                    (167,135)      $23,754        133,188

Depreciation and
   amortization ........       23,393        5,001                      12,791                       41,185

Total assets ...........    8,593,051    1,105,355                     109,342                    9,807,748

Additions to property
   and equipment .......        3,747                                      804                        4,551

   2001
-----------
Net sales ..............   $2,053,276     $245,254                     $50,071                   $2,348,601

Income (loss) before
 provision for income
   taxes ...............      624,042     (141,294)                    (67,328)      $(4,686)       410,734


Depreciation and
   amortization ........       18,357        3,318                       5,436                       27,111


Total assets ...........    8,000,742    1,240,142                     444,062                    9,684,946

Additions to property
   and equipment .......       16,548                                                                16,548


Note 5 - New accounting policy

     The Company has elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. The Company believes there isno material impact on the financial statements.

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

The following discussion should be read in conjunction with the Company's financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited financial statements and related notes included in the Company's Annual Report filed on Form 10-KSB for the year ended October 31, 2001 and other reports and filings made with the Securities and Exchange Commission.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2002. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o As of January 31, 2002, the amount of cash, cash equivalents, and available-for-sale securities was equal to $2,986,756 in the aggregate.

o As of January 31, 2002, the Company had $9,042,859 in current assets, and only $484,743 of current liabilities

o As of January 31, 2002, the Company had only $41,663 of outstanding indebtedness (other than accounts payable and other current liabilities).

The Company does not believe it will need material additional capital equipment in fiscal 2002. In the past, the Company has financed some of its fixed asset requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during fiscal 2002. Management also believes that based on the Company's financial condition at January 31, 2002, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

Net cash provided by operating activities for the first three months of 2002 was $366,217 whereas cash used in operating activities for the first quarter of 2001 was $505,851. Non cash outlays for inventory deposit write-offs, depreciation and amortization, and amortization of unearned income for the first quarter were $64,675 compared to $80,919 the previous year. Trade accounts receivable increased $76,656 compared to a decrease of $381,308 the previous year. The increase is due to some slow paying accounts due to our economy. Accounts payable increased $127,752 compared to an decrease of $217,607 the previous year. Accrued expenses decreased $70,224 compared to an decrease of $129,602 the previous year. This is attributable to the Company's good cash position.

Net cash used in investing activities was $21,804 for the first quarter ended January 31, 2002, and consisted of investments in securities of $17,253 and capital expenditures of $4,551.

Net cash used in financing activities was $47,500 for the quarter ended January 31, 2002, and consisted of payment on the loan payable to Bioconnect.

As of Janurary 31, 2002 the Company had $1,212,451 in cash and cash equivalents and $1,774,305 in investments, as compared to $915,538 in cash and cash equivalents and $1,744,851 in investments at October 31, 2001.

Three Months 2002 vs. Three Months 2001

Net sales decreased 7%, or $163,600, to $2,185,000 from $2,348,600 in the first three months of fiscal 2002. RF Connectors sales decreased 14% to $1,770,750, compared to $2,053,300 for the same period last year, due to overall slow down in our industry. Sales at RF Neulink increased 42% to $349,200 compared to $245,250 last year. This increase can be attributed to stronger sales in new application areas. Bioconnect's first quarter sales were $170,400, including
$105,500 in intercompany sales, compared to $50,000 for December and January last year.

Cost of sales decreased 6%, or $70,000 to $1,150,000 from $1,220,000 last year. The decrease is due to the decrease in sales.

Engineering expenses increased $48,000, or 41%, from $115,700 last year. This increase can be attributed to added personnel and expenses associated with the expansion of our engineering departments to meet the increased business demands and development of product.

Selling and general expenses increased 18% or $118,400, to $770,000 from $651,600 last year. The increase is due to increased travel, advertising, insurance expenses and development of a new catalog.

Net interest income decreased $7,700 to $23,800 from $31,500 the previous year. Commissions for the Neulink divisions sales were $8,200 compared to $18,000.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash increased $296,913 to $1,212,451 compared to the October 31, 2001 fiscal year balance of $915,538. Cash and investments are $ 2,986,756 at January 31, 2002.

Trade accounts receivable increased $76,656, or 8% to $1,058,459 compared to the October 31, 2001 balance of $981,803. This increase is due to some slow-down in payment habits of a few customers.

Inventories, as of January 31, 2002 were $4,489,077, as $257,048 decrease from $4,746,125 on October 31, 2001. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. Due to an overall slow-down in our industry, inventory levels are decreasing to maintain the correct level of customer demand.

Other current assets, including prepaid expenses and deposits, increased $69,800 to $181,000, from $111,200 on October 31, 2001. This increase is due the annual invoice for accounting and insurance expenses that are expensed throughout the year, but invoiced in the first quarter as a prepaid expense.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

              None

Item 2-5  Not applicable

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits   Description

              None


        (b)  Reports on Form 8-K

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                RF INDUSTRIES, LTD.


Dated:       March 17, 2002                   By: /s/  Howard F. Hill
                                                 ------------------------------
                                                  Howard F. Hill, President
                                                  Chief Executive Officer


Dated:       March 17, 2002                    By: /s/  Terrie A. Gross
                                                 ------------------------------
                                                  Terrie A. Gross
                                                  Chief Financial Officer