Form 10QSB
period 2002-04-30
R F INDUSTRIES LTD
filed 2002-06-13
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                        Securities Exchange Act of 1934

                        for Quarter ended April 30, 2002
                         Commission File Number 0-13301

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

As of May 31, 2002, the registrant had 3,409,354 shares of Common Stock, $.01 par value, outstanding.

Transitional small business disclosure format

                                    Yes       No X
                                                ---

Part I.   FINANCIAL INFORMATION
                                             RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1: Financial Statements

  ASSETS                                                  April 30    October 31
-----------                                                 2002         2001
                                                         ----------   ----------
                                                         (Unaudited)
CURRENT ASSETS
Cash and cash equivalents ............................   $1,393,572   $  915,538
Investments in available-for-sale securities .........    1,790,040    1,744,851
Trade accounts receivable, net of allowance
for doubtful accounts of $90,411 and $42,000 .........    1,187,820      981,803
Notes receivable .....................................       12,000       12,000
Income tax refund receivable .........................      105,192      216,192
Inventories ..........................................    4,272,630    4,746,125
Other current assets .................................      215,885      111,214
Deferred tax assets ..................................      150,130      155,700
                                                         ----------   ----------
     TOTAL CURRENT ASSETS ............................    9,127,269    8,883,423
                                                         ----------   ----------
PROPERTY AND EQUIPMENT
Equipment and tooling ................................    1,062,414    1,050,922
Furniture and office equipment .......................      248,826      243,357
                                                         ----------   ----------
     Fixed assets, at cost ...........................    1,311,240    1,294,279
     Less accumulated depreciation ...................      819,370      737,279
                                                         ----------   ----------
     NET FIXED ASSETS ................................      491,870      557,000
                                                         ----------   ----------
Intangible assets ....................................      174,698      174,698
Less accumulated amortization ........................       11,646       11,646
                                                         ----------   ----------
     NET INTANGIBLE ASSETS ...........................      163,052      163,052
Note receivable from stockholder .....................       70,000       70,000
Other assets .........................................       11,471       11,471
                                                         ----------   ----------
     TOTAL ASSETS                                        $9,863,662   $9,684,946
                                                         ==========   ==========




       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1: Financial Statements

                                                           April 30   October 31
                                                             2002         2001
                                                         ----------   ----------
                                                         (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------------
CURRENT LIABILITIES
Accounts payable .................................   $   133,010    $   107,145
Notes payable ....................................        41,663         50,000
Accrued expenses .................................       202,949        278,407
                                                      -----------    -----------
     Total current liabilities....................       377,622        435,552

Notes payable, net of current portion ............                       39,163

Deferred tax liabilities .........................        25,700         25,700
                                                      -----------    -----------
     TOTAL LIABILITIES ...........................       403,322        500,415
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock - authorized 10,000,000 shares
  of $.01 par value; 3,441,054 shares issued .....        34,410         34,410

Additional paid-in capital .......................     4,695,147      4,695,147
Retained earnings ................................     4,786,986      4,543,376
Unearned compensation ............................             0        (23,490)
Accumulated other comprehensive gain (loss).......           723         (7,986)
Receivables from sale of stock ...................        (1,715)        (1,715)
Treasury stock, at cost - 31,700 shares ..........       (55,211)       (55,211)
                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ..................     9,460,340      9,184,531
                                                      -----------    -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY .....................   $ 9,863,662    $ 9,684,946
                                                      ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                                    RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                   CONDENSED CONSOLIDATED STATEMENTS OF
                                                      INCOME AND COMPREHENSIVE INCOME

                                               Three Months Ended            Six Months Ended
                                                     April 30                    April 30
                                             -----------------------     ------------------------
                                                   (Unaudited)                  (Unaudited)
                                                2002          2001          2002          2001
                                             ---------     ---------     ---------     ---------
Net sales ..............................   $ 2,090,989   $ 2,403,539   $ 4,275,906   $ 4,752,140
Cost of sales ..........................       956,996     1,138,063     2,106,676     2,358,227
                                             ---------     ---------     ---------     ---------
     Gross profit ......................     1,133,993     1,265,476     2,169,230     2,393,913
                                             ---------     ---------     ---------     ---------
Operating expenses:
     Engineering .......................       142,192       125,675       306,227       241,404
                                               735,628       792,080     1,505,611     1,443,635
     Selling and general ...............     ---------     ---------     ---------     ---------
         Totals ........................       877,820       917,755     1,811,838     1,685,039
                                             ---------     ---------     ---------     ---------
Operating income .......................       256,173       347,721       357,392       708,874
                                             ---------     ---------     ---------     ---------
Other income:
     Commissions .......................             0        42,784         8,215        60,857
     Interest ..........................        16,249        23,413        40,003        54,921
                                             ---------     ---------     ---------     ---------
         Totals ........................        16,249        66,197        48,218       115,778
                                             ---------     ---------     ---------     ---------
Income before provision
    for income tax .....................       272,422       413,918       405,610       824,652
Provision for income tax ...............       111,000       164,500       162,000       330,000
                                             ---------     ---------     ---------      --------
Net income .............................   $   161,422   $   249,418   $   243,610   $   494,652
                                             =========     =========     =========     =========
Basic earnings per share ...............   $      0.05   $      0.07   $      0.07   $      0.15
                                             =========     =========     =========     =========
Diluted earnings per share .............   $      0.04   $      0.06   $      0.06   $      0.13
                                             =========     =========     =========     =========

Basic weighted average .................     3,409,354     3,403,054     3,409,354     3,402,882
    shares outstanding .................     =========     =========     =========     =========

Diluted weighted average ...............     3,851,303     3,876,147     3,848,809     3,949,752
    shares outstanding .................     =========     =========     =========     =========

COMPREHENSIVE INCOME:
Net income .............................   $   161,422   $   249,418   $   243,610   $   494,652
Unrealized gain (loss) on available-
for-sale securities, net of deferred tax         1,613         4,018         8,709       (16,743)
                                             ---------     ---------     ---------     ----------
     Total comprehensive income ........   $   163,035   $   253,436   $   252,319   $   477,909
                                             =========     =========     =========     =========


       See Notes to Condensed Consolidated Unaudited Financial Statements.


                                                        RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                              CONDENSED CONSOLIDATED
                                                             STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                             Six months ended April 30
                                                         ---------------------------------

                                                                 2002           2001
OPERATING ACTIVITIES                                           --------       --------
Net income ..............................................   $   243,610    $   494,652
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
     Bad debts ..........................................        50,000         28,320
     Inventory deposit write-offs .......................                       30,294
     Depreciation and amortization ......................        82,721         62,588
     Amortization of unearned compensation ..............        23,490         47,028

Changes in operating assets and liabilities, net of

       acquisition payment in 2001:
          Trade accounts receivable .....................      (256,017)       376,293
          Inventories ...................................       473,495       (933,463)
          Other assets ..................................         6,329         11,509
          Accounts payable ..............................        25,865       (251,455)
          Accrued expenses ..............................       (75,458)      (193,479)
                                                            -----------    -----------
      Net cash provided by (used in) operating activities       574,035       (327,713)
                                                            -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of (investment in) securities ..       (30,910)       461,706
      Capital expenditures                                      (17,591)      (110,345)
      Payment for acquisition, net of cash acquired .....                     (147,078)
                                                            -----------    -----------
      Net cash provided by (used in) investing activities       (48,501)       204,283
                                                            -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable .........................       (47,500)      (220,371)
      Proceeds from exercise of common stock options ....                        1,561
                                                            -----------    -----------
      Net cash used in  financing activities ............       (47,500)      (218,810)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents ....       478,034       (342,240)

Cash and cash equivalents at the
      beginning of the period ...........................       915,538        557,923
                                                            -----------    -----------
Cash and cash equivalents at the end of the period ......   $ 1,393,572    $   215,683
                                                            ===========    ===========
SUPPLEMENTARY CASH FLOW DATA:
     Income taxes paid ..................................   $    51,000    $   255,000
                                                            ===========    ===========
 Noncash investing and financing activities:
     Fair value of assets acquired ......................                  $   496,504
     Liabilities assumed ................................                     (207,341)
     Seller financing ...................................                     (139,163)
                                                                           -----------
     Cash paid ..........................................                  $   150,000
                                                                           ===========


      See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2001.

Note 2 - Components of inventory

                                  April 30, 2002       October 31, 2001
                                  ---------------     ------------------
                                     (Unaudited)          (Audited)
     Raw material and supplies .....   $ 781,410          $ 822,180
     Finished goods ................   3,491,220          3,923,945
                                      ----------         ----------
      Totals ....................... $ 4,272,630        $ 4,746,125
                                      ==========         ==========

Note 3 - Earnings per share:

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

     The following table summarizes basic and diluted shares:

                                                             Three Months Ended       Six Months Ended
                                                                   April 30               April 30

                                                               2002        2001        2002         2001
                                                            ---------   ---------   ----------   ---------
           Weighted average shares outstanding for
               basic net earnings per share .............   3,409,354   3,403,054   3,409,354   3,402,882

           Add effects of potentially dilutive securities-
               assumed exercised of stock options .......     441,949     473,093     439,455     546,870
                                                            ---------   ---------   ---------   ---------
           Weighted average shares for diluted net
               earnings per share .......................   3,851,303   3,876,147   3,848,809   3,949,752
                                                            =========   =========   =========   =========

Note 4 - Segment Information

Net sales and income (loss) before provision for income taxes for the three months ended April 30, 2002 and 2001 follows:

                                                                           Common/      Intercompany
                             Connector        Neulink      Bioconnect      Corporate       Sales         Total
                            -----------     ----------    ------------    -----------   ------------   ----------
     2002
   --------
Net sales ................. $ 1,787,971     $ 203,914      $ 284,506                    $ (185,402)   $ 2,090,989

Income (loss) before
 provision for income
    taxes .................     246,708       (20,686)        30,151         16,249                       272,422

Depreciation and
   amortization ...........      22,217         6,042         13,277                                       41,536

Total assets ..............   8,644,055     1,105,355        114,252                                    9,863,662

Additions to property
   and equipment ..........       7,198                        5,842                                       13,040

    2001
  --------
Net sales ................. $ 2,176,271   $   157,689    $    69,579                                  $ 2,403,539

Income (loss) before
   provision for income
    taxes .................     465,613        30,748       (144,902)      $ 62,459                       413,918

Depreciation and
   amortization ...........      17,775         3,225          9,624                                       30,624

Total assets ..............   7,701,887     1,240,142        358,429                                    9,300,458

Additions to property
   and equipment ..........      19,706                                                                    19,706


     Net sales and income (loss) before provision for income taxes for the six months ended April 30, 2002 and 2001 follows:

                                                                            Common/      Intercompany
                             Connector        Neulink      Bioconnect      Corporate        Sales        Total
                            -----------     ----------    ------------    -----------   ------------   ----------
   2002
 --------

Net sales ................  $ 3,558,721     $ 553,146      $ 454,919                    $ (290,880)   $ 4,275,906

Income (loss) before
 provision for income
    taxes ................      458,797        43,794       (136,984)      $ 40,003                       405,610

Depreciation and
   amortization ..........       45,610        11,043         26,068                                       82,721

Total assets .............    8,644,055     1,105,355        114,252                                    9,863,662

Additions to property
   and equipment .........       10,945                        6,646                                       17,591

   2001
 --------

Net sales ................  $ 4,229,547     $ 402,943      $ 119,650                                  $ 4,752,140

Income (loss) before
 provision for income
   taxes .................    1,089,655      (110,546)      (212,230)   $    57,773                       824,652

Depreciation and
   amortization ..........       40,985         6,543         15,060                                       62,588

Total assets .............    7,701,887     1,240,142        358,429                                    9,300,458

Additions to property
   and equipment .........      110,345                                                                   110,345


Note 5 - New accounting policy

     The Company has elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. The Company believes there is no material impact on the financial statements.

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

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o    As  of  April  30,  2002,  the  amount  of  cash,  cash  equivalents,   and
     available-for-sale securities was equal to $ 3,183,612 in the aggregate.

o As of April 30, 2002, the Company had $9,127,269 in current assets, and only $377,622 of current liabilities

o As of April 30, 2002, the Company had only $41,663 of outstanding indebtedness (other than accounts payable and other current liabilities).

The Company does not believe it will need material additional capital equipment in fiscal 2002. In the past, the Company has financed some of its fixed asset requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during fiscal 2002. Management also believes that based on the Company's financial condition at April 30, 2002, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

Net cash provided by operating activities for the first six months of 2002 was $574,035 whereas cash used in operating activities for the first six months of 2001 was $327,713. Non cash outlays for bad debts, inventory deposit write-offs, depreciation and amortization, and amortization of unearned income for the first six months were $ 156,211 compared to $168,230 for the previous year. Trade accounts receivable increased $256,017 compared to an decrease of $376,293 the previous year. The increase is due to some slow paying accounts due to our economy. Accounts payable increased $25,865 compared to a decrease of $251,455 the previous year. Accrued expenses decreased $ 75,458 compared to a decrease of $193,479 the previous year. The Company was able to further reduce its accrued expenses as a result of its good cash position.

Net cash used in investing activities was $48,501 for the first six months ended April 30, 2002, and consisted of investments in securities of $30,910 and capital expenditures of $17,591.

Net cash used in financing activities was $47,500 for the six months ended April 20, 2002, and consisted of payment on the loan payable to Bioconnect.

As of April 30, 2002 the Company had $1,393,572 in cash and cash equivalents and $1,790,040 in investments, as compared to $915,538 in cash and cash equivalents and $1,744,851 in investments at October 31, 2001. As a result, as of April 30, 2002, the Company had working capital of $8,749,647 and a current ratio of 24.17 to 1.

Three Months 2002 vs. Three Months 2001
---------------------------------------

Net sales decreased 13%, or $309,000, to $2,091,000 from $2,400,000 in the first three months ended April 30, 2002. The decrease was the result of declining sales at the Company's RF Connectors division. The RF Connectors manufactures and sells connectors used in radio communications applications, such as cellular and PCS telephones, cellular and PCS base stations, GPS products, and cable and dish radio/TV systems. Net sales at the RF Connector division decreased by 18% during the fiscal quarter ended April 30, 2002 compared to the same fiscal quarter last year because of decreased demand for wireless application products. The Company believes that sales for wireless products have decreased in the current year compared to the past year due to an industry-wide slowdown in the demand for wireless products. The decrease in connector sales was partially offset by an increase in cable assembly systems. During the fiscal quarter ended April 30, 2002, net sales of cable assembly systems was $687,500 compared to net cable system sales of $490,400 during the same fiscal quarter last year. Since the acquisition of the Bioconnect division, the RF Connector division has attempted to increase sales of its radio frequency connectors by selling its connectors as part of completed cable assemblies that are manufactured for the RF Connector division by the Bioconnect division. The Company believes that its new marketing strategy of marketing complete cable assemblies has managed to reduce the decline of revenues from the sales of connectors. However, since cable assembly sales are still developing and inconsistent, the Company anticipates that sales of such assemblies will fluctuate in the future.

Sales at the Company's RF Neulink division increased by 29% to $204,200 compared to $157,700 in the fiscal quarter ended April 30, 2002. This increase can be attributed to stronger sales in new application areas. However, while RF Neulink's net sales increased during the current fiscal quarter, RF Neulink experienced a net loss before taxes of approximately $21,000 during the current fiscal quarter, compared to income before taxes of approximately $31,000 during the same fiscal quarter in 2001. The loss is attributable to sales of lower margin products.

Net sales at the Company's  Bioconnect  division increased in the fiscal quarter ended April 30. 2002 from $69,600 to $284,500. However, of the increase in Bioconnect's sales, $185,400 resulted from intercompany sales of cable assemblies to the RF Connector division. The RF Connector division currently anticipates that sales of cable assemblies will decrease somewhat in the near term, which will therefore also result in a decrease in Bioconnect's revenues. Bioconnect is completing the development of some additional interconnect products for medical monitoring applications, which new products, when released, are expected to contribute to increased Bioconnect medical interconnect sales.

Cost of sales decreased 16%, or $181,100 to $957,000 from $1,138,100 last year. The decrease is due to the 13% decrease in the Company's net sales, and the Company's overall gross margins as a percentage of sales did not materially change during the current fiscal quarter.

Engineering expenses increased $16,500, or 13%, from $125,700 in the second quarter last year. Engineering expenses increased during the current year as the Company responded to the rapid changes in the wireless industry for new products and for connectors that are used in new applications. This Company anticipates that engineering expenses will remain above last year's levels while the number of wireless applications continues to increase.

Selling and general expenses decreased 7% or $56,400, to $735,600 from $792,000 last year. The decrease is in response to declining net sales, which decreased by 13% during the current period compared to the prior year's quarter. During the current fiscal quarter, the Company attempted to reduce its general expenses by reducing its labor force and taking other cost cutting steps. The Company did not, however, significantly reduced its marketing and advertising expenses.

Net interest income decreased $7,200 to $16,200 from $23,400 the previous year due to lower interest rates.

No commissions were paid to the Neulink division in current fiscal quarter ending April 30, 2002. For the past two years, the Company has been receiving commissions under an agreement with a third party relating to sales made by that third party. The Company believes that the foregoing agreement has been substantially completed and that, therefore, no material amounts of such payments will be received in the future. During last year's fiscal quarter ending April 30, 2001, the Company still received these payments, which payments totaled $42,800 during last year's quarter.

Six Months 2002 vs Six Months 2001
-----------------------------------

Net sales decreased by $476,200, or 10%, to $4,275,900 for the six month period ended April 30, 2002 from $4,752,100 in the previous year. As discussed above, the decrease was the result of declining sales at the Company's RF Connectors division, which decrease is attributable to an industry-wide decrease in demand for radio frequency connectors. As a result of the decrease in connector sales, net sales made by the RF Connectors division decreased by 16% to $3,558,700 from $4,229,500 last year.

Sales in the Company's RF Neulink division increased during the current six-month period ending April 30, 2002 by 37% to $553,150 from $403,000 for the comparable six-month period in the previous year. The increase can be attributed to stronger sales of new application areas.

Bioconnect's sales during the six-month period ending April 30, 2002 were $455,000, compared to $119,650 for the same six months last year. The two fiscal periods are not, however, comparable since the Bioconnect division was acquired in December 2000 and, therefore, did not have six months operations during the prior year's period. In addition, Bioconnect's sales during the six-month period ending April 30, 2002 included intercompany sales of $291,000, representing cable assemblies that Bioconnect sold to the RF Connector division. No similar intercompany sales were effected last year.

Cost of sales decreased  $251,500,  or 11%, to $2,106,700 from $2,358,200 last year due to the 10% decrease in sales. Overall, gross profits as a percent of sales, remained relatively unchanged for the Company at 51% during the current six-month period compared to 50% last year.

Engineering expenses increased $64,800, or 27%, to $306,200 from $241,400 last year. This increase can be attributed to added personnel and expenses associated with the Bioconnect acquisition and the Company's expansion of its engineering departments to meet the increased business demands.

Selling and general expenses increased $62,000, or 4%, to $1,505,600 compared to $1,443,600 last year, and as a percent of sales increased to 35% from 30% of sales last year. The increase is due to the added expenses incurred primarily during the first three months of the period. The increases in selling and general expenses include the additional expenses associated with the Bioconnect acquisition and higher expenses for legal fees, increased travel, advertising, and insurance expenses.

Net interest income decreased $14,900 to $40,000 from $54,900 the previous year primarily due to lower interest rates earned on cash and cash equivalents. Commissions for the Neulink division's sales were $8,200, all of which were received during the first three months of the six month fiscal period, compared to $60,850 in commissions the previous year as sales under the third party agreement began to wind down.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash and cash equivalents increased by $478,034 to $1,393,572 compared to the October 31, 2001 fiscal year-end balance of $915,538. As a result, cash and cash equivalents were $3,183,612 at April 30, 2002. The increase in the Company's cash position is due to the decrease in inventory levels and the collection of an income tax refund.

Trade accounts receivable increased $206,017, or 21% to $1,187,820 compared to the October 31, 2001 balance of $981,803. The increase is due to a slow-down in payment schedules of a few customers, which the Company attributes to the overall economy. Nevertheless, the Company increased its net allowance for doubtful accounts by approximately $49,000 to reflect the increased difficulties the Company has experienced in receiving timely payments from its customers.


Inventories, as of April 30, 2002, decreased to $4,272,630, a $473,495 decrease from $4,746,125 on October 31, 2001. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. Due to an overall slow-down in the demand for the Company's connectors, the Company has been reducing its inventory levels.

Other current assets, including prepaid expenses and deposits, increased $104,700 to $215,900, from $111,200 on October 31, 2001. This increase is part of the normal operating cycle of the Company and is due to the annual invoices received early each year for prepaid cargo insurance, prepaid property and liability insurance, audit fees, computer maintenance agreement, and miscellaneous expenses.


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




                                             RF INDUSTRIES, LTD.


Dated: June 13, 2002                         By: /s/    Howard F. Hill
                                                -------------------------------
                                                     Howard F. Hill, President
                                                     Chief Executive Officer


Dated: June 13, 2002                         By:  /s/   Terrie A. Gross
                                                -------------------------------
                                                     Terrie A. Gross
                                                     Chief Financial Officer