Form 10QSB
period 2002-07-31
R F INDUSTRIES LTD
filed 2002-09-16
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         for Quarter ended July 31, 2002
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

As of September 13, 2002, the registrant had 3,409,354 shares of Common Stock, $.01 par value, outstanding.

Transitional small business disclosure format

                                    Yes     No X
                                              ---

Part I.   FINANCIAL INFORMATION


                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         July 31     October 31
                                                           2002         2001
                                                       -----------   -----------
                                                       (Unaudited)
Item 1: Financial Statements

CURRENT ASSETS
Cash and cash equivalents ............................  $3,525,813   $  915,538

Investments in available-for-sale securities .........           0    1,744,851

Trade accounts receivable, net of allowance
for doubtful accounts of $78,696 and $42,000 .........     833,406      981,803

Notes receivable .....................................      12,000       12,000

Income tax refund receivable .........................     117,192      216,192

Inventories ..........................................   4,306,630    4,746,125

Other current assets .................................     277,968      111,214

Deferred tax assets ..................................     150,596      155,700
                                                        ----------   ----------
     TOTAL CURRENT ASSETS ............................   9,223,605    8,883,423
                                                        ----------   ----------

PROPERTY AND EQUIPMENT
Equipment and tooling ................................   1,068,803    1,050,922
Furniture and office equipment .......................     248,826      243,357
                                                        ----------   ----------
     Fixed assets, at cost ...........................   1,317,629    1,294,279
     Less accumulated depreciation ...................     859,739      737,279
                                                        ----------   ----------
     NET FIXED ASSETS ................................     457,890      557,000
                                                        ----------   ----------

Intangible assets ....................................     174,698      174,698
Less accumulated amortization ........................      11,646       11,646
                                                        ----------   ----------
     NET INTANGIBLE ASSETS ...........................     163,052      163,052

Note receivable from stockholder .....................      70,000       70,000
Other assets .........................................      11,471       11,471
                                                        ----------   ----------
     TOTAL ASSETS
                                                        $9,926,018   $9,684,946
                                                        ==========   ==========



       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         July 31     October 31
LIABILITIES AND                                            2002         2001
STOCKHOLDERS' EQUITY                                   -----------   -----------
-------------------------                              (Unaudited)
CURRENT LIABILITIES

Accounts payable ...............................    $    92,179     $   107,145

Notes payable ..................................         41,663          50,000

Accrued expenses ...............................        266,115         278,407
                                                    -----------     -----------
     Total current liabilities .................        399,957         435,552

Notes payable, net of current portion ..........              0          39,163

                                                         25,700          25,700
Deferred tax liabilities .......................    -----------     -----------
                                                        425,657         500,415
     TOTAL LIABILITIES .........................    -----------     -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock - authorized 10,000,000 shares
  of $.01 par value; 3,441,054 shares issued ...         34,410          34,410

Additional paid-in capital .....................      4,695,147       4,695,147

Retained earnings ..............................      4,827,730       4,543,376

Unearned compensation ..........................              0         (23,490)

Accumulated other comprehensive income (loss) ..              0          (7,986)

Receivables from sale of stock .................         (1,715)         (1,715)

Treasury stock, at cost - 31,700 shares ........        (55,211)        (55,211)
                                                    -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY ................      9,500,361       9,184,531
                                                    -----------     -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY ...................    $ 9,926,018     $ 9,684,946
                                                    ===========     ===========



       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         INCOME AND COMPREHENSIVE INCOME

                                                    Three Months Ended            Nine Months Ended
                                                         July 31                       July 31
                                                 ------------------------     -------------------------
                                                        (Unaudited)                  (Unaudited)
                                                    2002          2001           2002            2001
                                                 ---------      ---------     ----------      ---------
INCOME
Net sales ..................................   $ 2,161,127    $ 2,596,391    $ 6,437,033    $ 7,348,531

Cost of sales ..............................     1,186,038      1,275,342      3,292,714      3,633,569
                                                 ----------     ----------     ----------     ----------
     Gross profit ..........................       975,089      1,321,049      3,144,319      3,714,962
                                                 ----------     ----------     ----------     ----------
Operating expenses:
     Engineering ...........................       169,784        134,661        476,011        376,064
     Selling and general ...................       760,430        749,107      2,266,041      2,192,742
                                                 ----------     ----------     ----------     ----------
         Totals ............................       930,214        883,768      2,742,052      2,568,806
                                                 ----------     ----------     ----------     ----------
     Operating income ......................        44,875        437,281        402,267      1,146,156
                                                 ----------     ----------     ----------     ----------
Other income (expenses):
     Realized loss on sale of investments...        (8,192)             0         (8,192)             0
     Commissions ...........................        14,886         91,691         23,101        152,548
     Interest ..............................        17,175         15,393         57,178         70,314
                                                ----------     ----------     ----------     ----------
         Totals ............................        23,869        107,084         72,087        222,862
                                                ----------     ----------     ----------     ----------

Income before provision
    for income tax .........................        68,744        544,365        474,354      1,369,018

Provision for income tax ...................        28,000        218,000        190,000        548,000
                                                ----------     ----------     ----------     ----------
Net income .................................   $    40,744    $   326,365    $   284,354    $   821,018
                                                 =========      =========      =========      =========
Basic earnings per share ...................   $      0.01    $      0.10    $      0.08    $      0.24
                                                 =========      =========      =========      =========
Diluted earnings per share .................   $      0.01    $      0.08    $      0.07    $      0.21
                                                 =========      =========      =========      =========
Basic weighted average
    shares outstanding .....................     3,409,354      3,415,721      3,409,354      3,407,146
                                                 =========      =========      =========      =========
Diluted weighted average
    shares outstanding .....................     3,738,371      3,938,595      3,814,647      3,943,982
                                                 =========      =========      =========      =========
COMPREHENSIVE INCOME
Net income .................................   $    40,744    $   326,365    $   284,354    $   821,018

Unrealized gain (loss) on available-
 for-sale securities, net of deferred tax...          (723)        (5,966)        (7,986)       (22,709)
                                                 ----------     ----------     ----------     ----------
  Total comprehensive income ...............   $    40,021    $   320,399    $   292,340    $   798,309
                                                  =========      =========      =========      =========

       See Notes to Condensed Consolidated Unaudited Financial Statements


                                                             RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                                   CONDENSED CONSOLIDATED
                                                                  STATEMENTS OF CASH FLOWS
                                                                        (Unaudited)
                                                                 Nine months ended July 31
                                                           -------------------------------------
OPERATING ACTIVITIES                                                2002          2001
                                                                 ----------    ----------
Net income ................................................    $  284,354     $  821,018
Adjustments to reconcile net income to
net cash provided by operating activities:
     Provision for bad debts ..............................        70,000         28,320
     Inventory deposit write-offs .........................             0         30,294
     Depreciation and amortization ........................       123,090        102,937
     Amortization of unearned compensation ................        23,490         70,542
     Realized loss on available-for-sale securities .......         8,192

Changes in operating assets and liabilities, net of
     acquisition payment in 2001:
          Trade accounts receivable .......................        78,397        394,758
          Inventories .....................................       439,495       (805,569)
          Other assets ....................................       (67,754)        71,647
          Accounts payable ................................       (14,966)      (261,021)
          Accrued expenses ................................       (12,292)      (210,656)
                                                               -----------    -----------
      Net cash provided by operating activities ...........       932,006        242,270
                                                               -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of available-for-sale securities..     1,780,659        445,889
      Investments in securities ...........................       (30,910)             0
      Capital expenditures ................................       (23,980)      (165,741)
      Payment for acquisition, net of cash acquired .......             0       (147,078)
                                                               -----------    -----------
      Net cash provided by investing activities ...........     1,725,769        133,070
                                                               -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable ...........................       (47,500)      (220,371)
      Proceeds from exercise of stock options .............             0          9,375
                                                               -----------    -----------
      Net cash used in  financing activities ..............       (47,500)      (210,996)
                                                               -----------    -----------
Net increase in cash and cash equivalents..................     2,610,275        164,344

Cash and cash equivalents at the beginning of the period ..       915,538        557,923
                                                               -----------    -----------
Cash and cash equivalents at the end of the period ........   $ 3,525,813    $   722,267
                                                               ===========    ===========
SUPPLEMENTARY CASH FLOW DATA:
     Income taxes paid ....................................   $    91,000     $   255,000
                                                               ===========    ===========
 Noncash investing and financing activities:
     Fair value of assets acquired ........................                  $   496,504
     Liabilities assumed ..................................                     (207,341)
     Seller financing .....................................                     (139,163)
                                                                              -----------
     Cash paid ............................................                  $   150,000
                                                                              ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2001.

Note 2 - Components of inventory:

                                             July 31        October 31
                                               2002            2001
                                           -----------     -----------
                                           (Unaudited)       (Audited)

           Raw material and suppllies....  $   712,030     $   822,180

           Finished goods                    3,594,600       3,923,945
                                            ----------       ---------
                Totals                     $ 4,306,630     $ 4,746,125
                                            ==========       =========

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

     The following table summarizes basic and diluted shares:

                                                             Three Months Ended      Nine Months Ended
                                                                  July 31                 July 31
                                                            --------------------    --------------------
                                                               2002       2001        2002        2001
                                                            ---------   --------    --------    --------
          Weighted average shares outstanding for
              basic net earnings per share ..............   3,409,354   3,415,721   3,409,354   3,407,146

         Add effects of potentially dilutive securities-
              assumed exercised of stock options ........     329,017     522,874     405,293     536.836
                                                            ---------   ---------   ---------   ---------
          Weighted average shares for diluted net
               earnings per share .......................   3,738,371   3,938,595   3,814,647   3,943,982
                                                            =========   =========   =========   =========

Note 4 - Segment Information

     Net sales and income (loss) before provision for income taxes for the three months ended July 31, 2002 and 2001 follows:

                                                                        Common/    Intercompany
                         Connector       Neulink       Bioconnect       Corporate      Sales         Total
                         ---------      ---------     -----------      ----------   ----------     ---------
   2002
-----------
Net sales ...........   $ 1,954,540   $   105,617    $   101,403                    $   (433)    $ 2,161,127

Income (loss) before
 provision for income
    taxes ...........       309,100       (63,586)      (193,945)      $  17,175                      68,744

Depreciation and
   amortization .....        21,840         4,847         13,682                                      40,369

Total assets ........     8,340,003     1,089,256        496,759                                   9,926,018

Additions to property
   and equipment ....             0             0          6,389                                       6,389

   2001
-----------

Net sales ............   $ 2,305,096   $   184,434   $   151,168                    $  (44,307)   $ 2,596,391

Income (loss) before
  provision for income
    taxes ............       580,226        83,312      (131,713)      $  12,540                      544,365

Depreciation and
   amortization ......        17,400         3,272        19,677                                       40,349

Total assets .........     7,781,590     1,370,810       473,041                                    9,625,441

Additions to property
   and equipment .....        41,442             0        13,954                                       55,396


Net sales and income (loss) before provision for income taxes for the nine months ended July 31, 2002 and 2001 follows:

                                                                        Common/    Intercompany
                         Connector       Neulink       Bioconnect       Corporate      Sales         Total
                         ---------      ---------     -----------      ----------   ----------     ---------
   2002
-----------
Net sales ............   $ 5,513,261   $   658,763    $   556,322                  $  (291,313)   $ 6,437,033

Income (loss) before
 provision for income
    taxes ............       767,897       (19,792)      (330,929)   $    57,178                      474,354

Depreciation and
   amortization ......        67,450        15,890         39,750                                     123,090

Total assets .........     8,340,003     1,089,256        496,759                                   9,926,018

Additions to property
   and equipment .....        10,945             0         13,035                                      23,980

   2001
-----------

Net sales ............   $ 6,534,643   $   587,377    $   291,517                  $   (65,006)   $ 7,348,531

Income (loss) before
  provision for income
    taxes ............     1,669,881       (27,234)      (343,943)   $    70,314                    1,369,018

Depreciation and
   amortization ......        58,385         9,815         34,737                                     102,937

Total assets .........     7,781,590     1,370,810        473,041                                   9,625,441

Additions to property
   and equipment .....       151,787                       13,954                                     165,741


Note 5 - Change in accounting policy

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. The Company will test for impairment of goodwill at the fiscal year end of 2002.

Note 6 - Comprehensive Income

     The  following  table  summarizes  reclassification   adjustments  made  to
     unrealized gain (loss) on available-for-sale securities, net of deferred tax:

                                      Three months ended      Nine months ended
                                            July 31                July 31
                                      -------------------     ------------------
                                        2002       2001        2002       2001
                                      -------     -------     --------   -------
     Accumulated other comprehen-
       sive income (loss) ........... $(5,638)      0        $ 3,071        0
     Reclassification adjustment for
       realized loss ................   4,915       0          4,915        0
                                      -------    -------     -------     -------
        Net gain (loss) recognized
         in comprehensive income .... $ (723)       0        $ 7,986        0
                                      =======    =======     =======     =======


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

The following discussion should be read in conjunction with the Company's financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited financial statements and related notes included in the Company's Annual Report filed on Form 10-KSB for the year ended October 31, 2002 and other reports and filings made with the Securities and Exchange Commission.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o As of July 31, 2002, the amount of cash and cash equivalents was equal to $3,525,813 in the aggregate.

o As of July 31, 2002, the Company had $9,223,605 in current assets, and $399,957 of current liabilities.

o As of July 31, 2002, the Company had only $41,663 of outstanding indebtedness (other than accounts payable and accrued expenses).

The Company does not believe it will need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its property and equipment requirements through capitalleases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during the next twelve months. Management also believes that based on the Company's financial condition at July 31, 2002, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

As of July 31, 2002, the Company had a total of $3,525,813 of cash and cash equivalents compared to a total of $2,660,389 of cash, cash equivalents and investments in available-for-sale securities on October 31, 2001. The increase in liquid assets is the result of (i) net income earned by the Company during the nine-month period following October 31, 2001, (ii) a decrease in the amount of inventories held by the Company (the Company sold some of its excess inventory that it did not need to replenish), (iii) the receipt of a tax refund, and(iv) additional collections of accounts receivable. The Company used a portion of the additional cash on hand to reduce its current liabilities from $435,552 on October 31, 2001 to $399,957 on July 31, 2002.

Net cash provided by investing activities was $1,725,769 for the first nine months ended July 31, 2002, and resulted from the sale of investments in securities of $ 1,780,659, net of investment in securities of $30,910 and capital expenditures of $ 23,980. The $1,780,659 investment in securities represented cash invested by the Company in mutual funds and other similar investments. The Company sold the mutual funds during the July 31, 2002 fiscal quarter, which resulted in an increase in the Company's cash balances. The Company has not yet determined how it will invest these excess cash funds on hand.

Net cash used in financing activities was $ 47,500 for the nine months ended July 31, 2002, which was attributable to the payment on a loan incurred in connection with the purchase of Bioconnect.

As of July 31, 2002 the Company had $3,525,813 in cash and cash equivalents and no balance in investments, as compared to $915,538 in cash and cash equivalents and $1,744,851 in investments at October 31, 2001. As a result, as of July 31, 2002, the Company had working capital of $ 8,823,648 and a current ratio of 23 to 1.

Three Months 2002 vs. Three Months 2001
----------------------------------------

Net sales decreased 17%, or $435,300, to $2,161,100 from $2,596,400 in the three months ended July 31, 2002. The decrease was the result of declining sales at the Company's RF Connectors and Neulink divisions. The RF Connectors manufactures and sells connectors used in radio communications applications, such as cellular and PCS telephones, cellular and PCS base stations, GPS products, and cable and dish radio/TV systems. Net sales at the RF Connector division decreased by 15% during the fiscal quarter ended July 31, 2002 compared to the same fiscal quarter last year because of decreased demand for wireless application products.

Sales at the Company's RF Neulink division decreased by 43% to $105,600 compared to $184,400 in the fiscal quarter ended July 31, 2002. The decrease in sales can be attributed to the current state of the economy. Many customers who normally purchase this time of the year have been holding off purchases, apparantly cautious of the current market. While overseas inquiries have increased, continental US sales in the larger gas, oil and irrigation markets have been slow.

Net sales at the Company's Bioconnect division decreased in the fiscal quarter ended July 31, 2002 from $106,900 to $101,400. The Company acquired Bioconnect in December 2000 as a strategic acquisition to support the Company's plan to increase sales of completed cable assemblies (assemblies that contain the Company's connectors and an attached cable) and, because of Bioconnect's medical monitoring product line. During the fiscal quarter ended July 31, 2002, the decline in cable assemblies sales reduced revenue for the Bioconnect division. The RF Connector division currently anticipates that sales of cable assemblies will decrease somewhat in the near term, further reducing Bioconnect's revenues. Bioconnect is completing the development of additional interconnect products for medical monitoring applications, which are expected to contribute to increased Bioconnect medical interconnect sales.

Cost of sales, for the Company, decreased 7% during the fiscal quarter ended July 31, 2002, or $89,300 to $1,186,000 from $1,275,300 last year. The decrease is due to 17% decline in the Company's net sales. Overall gross margins as a percentage of sales decreased 6% compared to the third quarter last year. Gross margins typically fluctuate as a percentage of sales due to normal fluctuations in the mix of products sold by the Company.

Engineering expenses increased $35,100, or 26%, from $134,700 in the third quarter last year. Engineering expenses during both the three and nine-month periods ending July 31, 2002 increased as a result of the additional expenses incurred by the Company to develop a new high-speed wireless radio modem that the Company expects to release later this year. The new modem will replace an existing product and technology that is currently sold by both the Company and its competitors. The Company intends to file a patent on its newly developed product. Since the development of the new product is substantially complete, engineering expenses are expected to return to lower annual rate.

Selling and general expenses increased 2% or $11,300, to $760,400 from $749,100 for the quarter ended July 31, 2001. The increase in selling and general expenses is due in large part to the additional marketing efforts undertaken by the Company in order to increase sales in response to the industry-wide decrease in the demand for wireless products.

Net interest income increased $1,800 to $17,200 from $15,400 during the previous quarter ended July 31, 2002 due to higher investment account balances.

The $14,900 of commissions that the Company received during the July 31, 2002 fiscal quarter represents the last such commission payment that the Company expects to receive. For the past two years, the Company has been receiving commissions under an agreement with a third party relating to sales made by that party. The Company believes that this agreement has been substantially completed and that no material payments will be received in the future. During last year's fiscal quarter ending July 31, 2001, the Company received payments totaling $91,700.

Nine Months 2002 vs Nine Months 2001
---------------------------------------

Net sales decreased by $911,500, or 12%, to $6,437,000 for the nine month period ended July 31, 2002 from $7,348,500 in the previous year. As discussed above, the decrease was the result of declining sales at the Company's RF Connectors division, which is attributable to an industry-wide slowdown in the telecommunications industry. RF Connectors division decreased 16% to $5,513,300 from $6,534,600 last year.

Sales in the Company's RF Neulink division increased during the nine-month period ending July 31, 2002 by 12% to $658,800 from $587,400 for the comparable nine-month period last year. The increase can be attributed to stronger sales for new wireless application in the second quarter.

Bioconnect's sales during the nine-month period ending July 31, 2002 were $556,300, compared to $226,500 for the same nine months last year. The two fiscal periods are not comparable since the Bioconnect division was acquired in December 2000 and did not have nine months of operations during the prior year's period. In addition, Bioconnect's sales during the nine-month period ending July 31, 2002 included intercompany sales of $291,300, representing cable assemblies that Bioconnect sold to the RF Connector division. No similar intercompany sales were effected last year.

Cost of sales decreased $340,900, or 9%, to $3,292,700 from $3,633,600 last year due to the 12% decrease in sales. Overall, gross profits as a percent of sales, remained relatively unchanged at 49% during the current nine-month period compared to 51% last year.

Engineering expenses increased $100,000, or 27%, to $476,000 from $376,000 last year. The increase during the nine-month period ending July 31, 2002 is the result of the additional expenses incurred by the Company in developing a new, proprietary high-speed wireless radio modem that the Company expects to release later this year.

Selling and general expenses increased $73,300, or 3%, to $2,266,000 compared to $2,192,700 last year, and as a percent of sales increased to 35% from 30% of sales last year. The increase is due to the added expenses incurred primarily during the first three months of the period. The increases in selling and general expenses include the additional expenses associated with the Bioconnect acquisition and higher expenses for legal fees, increased travel, advertising, and marketing expenses.

Net interest income decreased $13,100 to $57,200 from $70,300 the previous year primarily due to lower interest rates earned on cash and cash equivalents. Commissions for the Neulink division's sales were $23,100, most of which were received during the first three months of the nine month fiscal period, compared to $152,500 in commissions the previous year as sales under the third party agreement have begun to wind down.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash and cash equivalents increased by $2,610,275 to $3,525,813 compared to the October 31, 2001 fiscal year-end balance of $915,538. The increase in the Company's cash position is due to the decrease in inventory levels and the proceeds from the sale of available-for-sale investments.

Trade accounts receivable decreased $148,397, or 15% to $833,406 compared to the October 31, 2001 balance of $981,803. The decrease is due to a decrease in net sales and the Company's increased attempts to reduce its outstanding accounts receivable.

Inventories, as of July 31, 2002, decreased to $4,306,630, a $439,495 decrease from $4,746,125 on October 31, 2001. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. Due to an overall slow-down in the demand for the Company's connectors, the Company has been reducing its inventory levels.

Other current assets, including prepaid expenses and deposits, increased $166,800 to $278,000, from $111,200 on October 31, 2001. This increase is part of the normal operating cycle of the Company and is due to the annual invoices received early each year for prepaid cargo insurance, prepaid property and liability insurance, audit fees, computer maintenance agreement, and miscellaneous expenses.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

             None

Item 2. Not applicable

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 10, 2002.

The matters voted upon at the annual meeting were as follows: (i) the election of six members of the Company's Board of Directors for the ensuing year; and
(ii) the ratification of the appointment of J.H. Cohn LLP as the independent accountants of the Company for the fiscal year ending October 31, 2002.

The voting on each proposal was set forth in the table below.

1.   Election of directors:

    NAME                        FOR                     WITHHOLD AUTHORITY
   ------                     -------                   ------------------
John R. Ehret                3,149,521                         22,420
Marvin Fink                  3,149,721                         22,220
Howard F. Hill               3,139,221                         32,720
Henry E. Hooper              3,148,021                         23,920
Robert Jacobs                3,149,821                         22,120
Linde Kester                 3,149,621                         22,320

2. Ratify the appointment of J.H. Cohn LLP as the independent accountants of the Company for the fiscal year ending October 31, 2002.

                       FOR              AGAINST             ABSTENTIONS(a)
                    ----------         ---------           ---------------
Common shares
 voted:             3,147,087           13,095                  11,759




(a) Does not include "broker non-votes", which are abstentions by nominee holders on behalf of beneficial owners who have given no instructions to the nominee holder. When such nominee has no authority to vote absent such instructions, the nominee is required to abstain from voting, even though present or represented at the meeting. Such "broker non-votes" are not considered present and entitled to vote with respect to the referenced proposals and therefore have no effect on the outcome of the vote.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RF INDUSTRIES, LTD.


Dated: September 16, 2002                By:    Howard F. Hill
                                            ----------------------------
                                            Howard F. Hill, President
                                            Chief Executive Officer



Dated: September 16, 2002                By:    Terrie A. Gross
                                            ----------------------------
                                            Terrie A. Gross
                                            Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Howard F. Hill, certify that:

          1.
          I have reviewed this quarterly report on Form 10-QSB of RF Industries, Inc.;

          2.
          Based on my knowledge, this quarterly report does not contain any untrue statement or a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3.
          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

              Date: September 16, 2002

                                                        /s/ Howard F. Hill
                                                        -----------------------
                                                        Howard F. Hill
                                                        Chief Executive Officer
                                                        RF Industries, Ltd.




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Terrie A. Gross, certify that:

          1.
          I have reviewed this quarterly report on Form 10-QSB of RF Industries, Inc.;

          2.
          Based on my knowledge, this quarterly report does not contain any untrue statement or a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3.
          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

              Date: September 16, 2002

                                                        /s/ Terrie A. Gross
                                                        -----------------------
                                                        Terrie A. Gross
                                                        Chief Executive Officer
                                                        RF Industries, Ltd.