Form 10KSB
period 2002-10-31
R F INDUSTRIES LTD
filed 2003-01-28
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2002

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

                                    Yes X     No

The issuer's revenues for the year ended October 31, 2002 were $8,916,000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002, based on the average of the closing price of one share of the Common Stock of the Company, as reported on December 31, 2002 was $7,226,213. As of January 28, 2003, the registrant had 3,441,054 outstanding shares of common stock, $.01 par value.

Certain portions of the registrant's Proxy Statement for the 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format:    Yes    X No


This Form 10-KSB consists of a total of 26 pages. The Index to Exhibits can be found on page 23.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-KSB, and other oral and written statements made by the Company from time to time are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source raw materials from its suppliers, and the market demand for its products, which market demand is dependent to a large part on the telecommunications industry.

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

PART I

ITEM 1. BUSINESS

General:

     RF Industries, Ltd. (hereinafter the "Company") is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. Since December 2000, the Company has also been a manufacturer and seller of specialized electrical cabling and interconnect products to the medical monitoring market. The Company currently conducts its operations through three divisions known as (i) the RF Connector Division, (ii) the Neulink Division, and (iii) the Bioconnect Division. For financial accounting purposes, the Company considers these Divisions to be three separate business units.

     The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc. and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the "Company" in this report include RF Industries, Ltd. and its divisions and wholly-owned subsidiary.

RF Connector Division

     The RF Connector Division is engaged in the design, manufacture and distribution of coaxial connectors used in radio frequency (RF) wireless and digital transmission communication applications, including cellular telephones, personal computers (PCs), televisions, VCRs, computer monitors, laptop computers, test instruments, LANs (Local Area Networks), base stations, and antenna devices. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers' requirements. The Company's RF connectors are manufactured for the Company by third party foreign manufacturers located in Asia. The Company has been designing, producing and selling coaxial connectors since 1987. In 2000 the RF Connector Division introduced fiber optic connectors.

The RF Connector Division also is engaged in the manufacture and distribution of RF cable assemblies. These cable assemblies consist of various types of coaxial cable that are attached to connectors (usually the Company's connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company's California offices and are sold through distributors or directly to major OEM (Original Equipment Manufacturer) accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company's clients. The Company offers a standard line of cable assemblies with over 60,000 cable products. RF Cable Assembly generated $1,398,000 approximately 18.4% of the RF Connector Division's net revenues during the fiscal year ended October 31, 2002.

     The Company's connectors and cable assemblies are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end-product incorporating the connectors. In addition, since the Company's standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company's connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company's connector products are not dependent on any line of products or any market segment, the Company's overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company's connector products are more dependent upon the overall economy and on the Company's ability to market its products. While the Company's sales of connectors and cable assemblies have fluctuated in the past few years the Company believes that the continuing increase in new wireless products being introduced will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.

     The RF Connector Division generated $7,604,000, approximately 85.3% of the Company's net revenues during the fiscal year ended October 31, 2002.

RF Neulink Division

     The RF Neulink Division designs and manufactures, through outside contractors, wireless data products commonly known as RF data links and wireless modems. These radio modems and receivers provide high-speed wireless connections over longer distances where wire connections may not be desirable or feasible. In addition to selling its own radio modem, RF Neulink also distributes antennas, transceivers and related products of other manufacturers. The RF Neulink Division is now able to offer complete turnkey packages for numerous remote data transmission applications. A few of the many applications for these products include industrial monitoring and control of remote sensors and devices (SCADA ), wireless linking of remote weather and seismic sites, multipoint military training range information systems, infrastructure linking of public safety communications networks and automatic vehicle location systems. The RF Neulink Division generated $865,000, approximately 9.7% of the Company's net revenues during the fiscal year ended October 31, 2002.

Bioconnect Division

     The Bioconnect division was acquired by the Company in December 2000. This division is engaged in the design, manufacture and sale of cables and interconnects for medical monitoring applications, such as the disposable ECG cables, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires.

     Bioconnect's cable assembly design and manufacturing capabilities contribute significantly to the high volume coaxial cable assembly operation of the RF Connector Division. Bioconnect's design and manufacturing expertise has enabled the Company to bid, win and ship the high volume coaxial cable orders required by the RF Connector Division's customers. Revenues attributable to the sale of coaxial cable assemblies that are manufactured at Bioconnect's facilities are included in the revenues of the RF Connector Division.

     The Bioconnect Division generated $696,000, approximately 7.8% of the Company's net revenues during the fiscal year ended October 31, 2002. Bioconnect also generated a net loss of $661,000 during the fiscal year ended October 31, 2002, including an operating loss of $440,000 and a $221,000 charge for the impairment of goodwill. The Company has decided to close the Bioconnect facilities and to merge the operations into the RF Connector division. The Bioconnect product line will continue to be manufactured and offered, and the Bioconnect name will continue to be used in the operations of this division. In connection with the merger of the Bioconnect operations into RF Connectors, the Company did not renew the employment agreements of the principal executive officers of Bioconnect, which expired in December 2002. In February 2003, Bioconnect's Lake Elsinore facilities will be closed and moved to the Company's main facilities in San Diego, California in February 2003. The Company has leased an additional 3180 square feet of manufacturing space adjacent to its existing facilities for the Bioconnect operations. These actions, including the reduction in Bioconnect's rental expense, the elimination of duplicate employee and other administrative expenses, the elimination of certain officer salaries, and other cost cutting steps in connection with closing of the Bioconnect facilities are expected to significantly reduce the Company's Bioconnect losses in the coming year.

Product Description:

     The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company's three divisions consist of the following:

RF Connector Division:

     The Company's RF Connector Division designs and distributes coaxial connectors for the numerous products, devices and instruments. Coaxial connectors have applications in commercial, industrial, automotive, scientific and military markets.

     The types of RF connectors offered by RF Industries include 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors, some of which include digital applications, cellular and PCS telephones, cellular and PCS base stations, GPS (Global Positioning Systems), cable and dish radio/TV systems, VCRs, computer monitors, computers, DVD audio players, mobile radio products, aircraft, video surveillance systems, home theatre systems, cable assemblies and test equipment. Users of the Company's connectors include telecommunications companies, circuit board manufacturers, cable TV companies, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The RF Connector Division markets approximately 1500 types of connectors, which range in price from $0.40 to $125.00 per unit.

     The RF Connectors Division also designs, and manufactures through outside contractors, a variety of connectors and hand tools, that are assembled into kits, used by lab and field technicians, R&D technicians and engineers. To date, these products have consisted of third party products that are carried as an accommodation to its customers. The Company is now designing and offering some of its own tools, which tools differ from those offered elsewhere in the market. Although sales of these products have not yet materially contributed to the division's sales, revenues from tool sales are expected to increase as the Company releases its own products.

     The RF Connector Division is developing a standard line of 75 Ohm connectors which are commonly found in high-speed digital application like HDTV, cable modems and cable connectors. The RF Connector Division has also commenced development of a new line of SMB connectors, which support data telecommunications and voice-over commercial broadcast applications like the wireless microphone devices employed by football referees. The Company believes there is a growing demand in digital applications for 75 Ohm connectors.

     Other connector products that the Company has released during the past few years in response to market demands include a full line of MMCX connectors, which are used for applications restricted by minimal space such as cellular telephones, PCS telephones, miniature transmitters and receivers, and mobile radio systems. Additionally, the RF Connector Division enhanced its line of reverse polarity and reverse thread connectors, specifically designed to meet the requirements of the new government regulations for part 15 of the FCC. Applications for these connectors include non-licensed, low wattage transmitters used convention center broadcast systems; MHV connectors; 75 Ohm SMB connectors used in areas such as microwave telephone and other non-defense applications. In addition, the Company also offers connectors used in precision military applications, satellite and other high frequency applications.

     RF Connectors plans to introduce new products addressing the digital and home entertainment markets with new connector product offerings for fiber optic and speed-end coaxial cable assemblies.

     The RF Connector Division also produces and markets the Company's cable assemblies. Cable assemblies are made with a variety of sizes and combinations of RFI coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and are assembled with the Company connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment and entertainment systems.

     Cable assembly sales enable the Company to offer an additional product line to its customers and increases the number of connectors sold, (as virtually all cable assemblies are manufactured using the Company's connectors). The cable assembly operations generated almost $2,000,000 in the fiscal year ended October 31, 2001, and approximately $1,398,000 in the fiscal year ended October 31, 2002. The Company anticipates that cable assembly sales in the future will continue to grow and constitute a larger percentage of the Company's overall revenues.

     The Company's ability to design and manufacture cable assemblies increased significantly with the acquisition of the Bioconnect Division in December 2000. Since the acquisition, most cable assemblies have been manufactured at the facilities of the Bioconnect Division in Lake Elsinore, California. Once the Lake Elsinore facilities are closed and moved to the Company's headquarters, in February 2003, cable assemblies will only be manufactured at the Company's corporate headquarters in San Diego, California.

RF Neulink Division:

     The wireless data products available from the RF Neulink Division come in a variety of configurations to satisfy the requirements of the various vertical markets. Transmitter and receiver modules come in a wide range of power output and frequency ranges and are used to convey data or voice from point to point. Additionally, dumb or smart programmable modems are available in a wide range of speeds and frequency/price ranges. Accessory modules have been developed for remotely controlling and monitoring electrical devices.

The products sold by the RF Neulink Division, including both its own products and products of other manufacturers that are distributed by the Neulink Division, include:

o    RF9600 UHF and VHF wireless modems

o DAC9600'S incorporating RF9600's with Digital, Analogue, and Relay I/O modules

o Zeus Wireless 2.4 Ghz Spread-Spectrum wireless modems requiring no user FCC licensing

o Omnex Control Systems 900mhz Spread-Spectrum wireless modems and I/O modules

o    Teledesign high-speed wireless modems in VHF, UHF and 900 Mhz frequencies

o    Maxrad and Antenex antennas

Current applications in use worldwide for Neulink products are various and include:

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

     The Company also is marketing its Neulink wireless data products for use in oil and gas field monitoring, electrical control and distribution and industrial automation and plant security. In addition, the Neulink Division's standard RF 9600 radio modem which is used to monitor seismic and volcanic activity, is designed to prevent loss of life by early warning of impending disaster.

     In addition to its own products, the Neulink Division also is the nationwide distributor for Zeus Wireless data spreadspectrum transceivers. These units are true frequency hoppers @ 2.4GHz offering point-to-point, point-to-multipoint, Broadcast and TCP/IP operational modes. The Neulink Division has agreed to handle lower volume customers of this product. Under this agreement, the Neulink Division provides system design, tech support and service for sales of 2500 units.

     In 2002, the Neulink Division added the Antenex line of antennas to its product line. As a distributor for both Maxrad and Antenex antennas, the Neulink Division is now able to offer two complimentary lines of antennas, thereby addressing most antenna needs.

     In 2002, the Neulink Division also was named as a distributor of Omnex Control System's wireless modems, therby enabling the Neulink Division to increase its line of products to include a 900 Mhz spread spectrum transceiver to customers who need a license-free system. The Omnex line of products have multiple transceivers with numerous options.

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

     The Neulink Division also added several other new products to its line. With over-the-air rates of 19.2 Kbps the Teledesign Systems TS4000 series offers enhanced features such as dual RS-232 data ports and higher RF power levels. The TS4000 series offer increased range for remote SCADA systems, as well as dual RS232 port options for multiple unit control. In addition, the new TPL amplifiers for licensed systems enable increased range of communications between radios. The TPL line of high-speed switched amplifiers compliment Neulinks high-speed radio modems.

Bioconnect Division:

     The Bioconnect Division designs, manufactures and sells specialized electrical cabling and interconnect products used in the medical monitoring market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are replaced frequently in order to ensure maximum performance.

     Since the acquisition of Bioconnect in December 2000, Bioconnect has continued to operate at its separate facilities with its own officers and employees. In order to reduce Bioconnect's losses, the Company has decided to close the separate facilities of Bioconnect and to merge the operations of Bioconnect into the Company's RF Connector division. The Bioconnect product line will continue to be manufactured and offered, and the Bioconnect name will continue to be used in the operations of this division. Effective February 2003, the Bioconnect Division will operate from the Company's main facilities in San Diego, California.

Foreign Sales:

     Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 16% of Company sales for the fiscal year ended October 31, 2001 and approximately 18% of Company sales for the fiscal year ended October 31, 2002. The majority of the export sales during these period were to Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its "RFI" logo, and is attempting to obtain additional foreign private label customers.

     The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers:

     Sales methods vary greatly between the three divisions.

     RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers who utilize coaxial connectors and cable assemblies in the manufacture of their products. The OEM market accounted for approximately 30% of RF Connector sales in fiscal 2001, and 25% for the fiscal year ended October 31, 2002. The balance of RF Connector Division's sales were generated through independent distributors. Since there are many OEMs who are not served by any of the Company's disturbutors, the Company's goal is to increase the number of OEMs that purchase connectors directly from the Company. At the end of the 2002 fiscal year, the Company employed 73 independent distributors and of six manufacturer's representatives who market t OEM customers.

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

Manufacturing:

     The Company contracts with outside third parties for the manufacture all its coaxial connectors, and Neulink products. However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2002 were manufactured by the Company at its facilities in California. RF Connector has its manufacturing performed at numerous manufacturing plants in Japan, Korea, the United States and International Standards organization (ISO) approved factories in Taiwan. The Company is not dependent on any one or only a few manufacturers for its coaxial connectors and cable assemblies. The Company does not have any agreements with manufacturers for its connectors, cable assemblies or Neulink products. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division's products. Neulink's products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products. The testing and assembly of connectors and the Neulink products is performed by outside manufacturers, while the testing of cable assemblies is conducted by the Company.

     The Bioconnect Division has designed and manufactured its own products for over 20 years. The manufacturing process includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect Division produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

     There are certain risks associated with the Company's dependence on third party manufacturers for its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, the potential lack of adequate capacity during periods of excess demand and increases in prices. See "Risk Factors."

Raw Materials:

     Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. The RF Connector Division purchases almost all of its connector products from contract manufacturers located in Taiwan and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector cable assembly division obtains coaxial connectors from RF Connector's manufacturing sources. The Company believes there are numerous domestic and international suppliers of coaxial connectors. Nevertheless, should the Company experience a material delay in obtaining raw materials and component parts from its existing suppliers, until alternate arrangements are made, the Company's ability to meet its customer's needs may be adversely affected.

     Neulink purchases its electronic products from various U.S. suppliers, and all Neulink wireless modem transceivers are built in the United States. The
Company believes electronic components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

Personnel:

     As of December 31, 2002, the Company employed 54 full-time employees, of which 17 were in management, 16 were in manufacturing and assembly, 2 were engineers engaged in design, research and development, and the rest were in various administrative positions. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development:

     During the past two fiscal years, the Company spent approximately $200,000 on research and development. Research and development activities of the Company consist of activities intended to produce new products not marketed by others that can be marketed to the industry in general. In addition, to research and development activities, the Company also spent approximately $950,000 during the past two fiscal years on engineering. Engineering activities consist of the design and development of new products for specific customers and the design and engineering of new products to keep up with changes in the industry and products offered by the Company's competitors. Engineering work often is carried out in collaboration with the Company's customers.

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

Backlog, Warranties and Terms:

     The  Company  does  not  typically  receive  long-term  fixed  orders  that constitute sales backlog. The Company does, however, receive non-binding purchase projections from its clients, which the Company uses for planning and parts manufacturing purposes. As of October 31, 2002, the Company had non-binding purchase projections from its clients of approximately $10,900,000, of which approximately 90% is expected to be delivered in the current fiscal year. These purchase projections are only informal indications of future customer demands are not firm purchase order commitments. Accordingly, the actual amount of purchases from these customers will change during the current year depending on general business conditions.

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

Competition:

     Management estimates that RF Connector has over 50 competitors in a $800,000,000 annual coaxial connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market. Many of the competitors of the RF Connector Division have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product availability, service and value-added support to its distributors and OEM customers. In its connector operations, the Company competes on the basis of service, product availability and delivery time. Since the Company's strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products.

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

     Bioconnect competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

Government Regulations:

     The Company's products are designed to meet all known existing or proposed governmental regulations. Management believes that the Company should be able to meet existing standards for approvals by government regulatory agencies for its principal products.

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

Dependence On RF Connector Division Products

     Although the Company has three operating divisions, sales of RF Connector division products accounted for approximately 85% of the Company's total sales for the fiscal year ended October 31, 2002. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector division are described below.

International Sales And Operations

     Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 18% of the net sales of the Company in the year ended October 31, 2002. International revenues are subject to a number of risks, including:

o    longer accounts receivable payment cycles;

o    difficulty in enforcing agreements and in collecting accounts receivable;

o    tariffs and other restrictions on foreign trade;

o    economic and political instability; and

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

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

     The  Company's  sales efforts are primarily  effected  through  independent distributors, 73 as of the end of fiscal 2002. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2002. Although the Company has enterend into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company's Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

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

     The Company's coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, the Company is subject to the risk that a third party manufacturer will cease production some of the Company's products or fail to continue to advance the process design technologies on which the manufacturing of the Company's products are based. Each of these events could increase the Company's costs, harm its ability to deliver products on time, or develop new products.

Dependence On Principal Customer

     One customer accounted for approximately 17% of the total sales of the Company's RF Connector division for the fiscal year ended October 31, 2002. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Certain of The Company's Markets Are Subject To Rapid Technological Change, So the Company's Success In These Markets Depends On Its Ability To Develop And Introduce New Products.

Although  most of the  Company's  products  have a  stable  market  and are only gradually phased out, certain of the new and emerging market, such as the wireless digital transmission markets, are characterized by:

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

Control By Principal Stockholders

     Officers and directors, as of January 28, 2003, own or could own, upon exercise of options which are immediately exercisable, approximately 19% of the outstanding common stock of the Company. Also, Hytek International, Inc. ("Hytek") owns approximately 22% of the Company's common stock as of December 31, 2002 and is therefore considered an affiliate. Accordingly, Hytek acting alone will be able to influence the outcome of any corporate or other matter submitted to the Company's stockholders for approval, including any merger, consolidation sale of all or substantially all of the Company's assets. Such concentrated share ownership may prevent or discourage potential bids to acquire the Company unless the terms are approved by such officers, directors and Hytek International.

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

Volatility of Trading Prices

     In the past several years the market price of the Company's common stock has varied greatly, and the volume of the Company's common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company's performance or any announcements by the Company. Factors that may result in such fluctuations include:

o any shortfall in revenues or net income from revenues or net income expected by securities analysts

o fluctuations in the Company's financial results or the results of other connector and communications-related companies, including those of the Company's direct competitors

o changes in analysts' estimates of the Company's financial performance, the financial performance of the Company's competitors, or the financial performance of connector and communications-related public companies in general

o    general conditions in the connector and communications industries

o changes in the Company's revenue growth rates or the growth rates of the Company's competitors

o    sales of large blocks of the Company's common stock

o    conditions in the financial markets in general

     In addition, the stock market may from time to time experience extreme price and volume fluctuations, which may be unrelated to the operating performance of any specific company. Accordingly, the market prices of the Company's common stock may be expected to experience significant fluctuations in the future.

ITEM 2. PROPERTIES:

     The Company  leases its  corporate  headquarters  building at 7610  Miramar
Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. The rapid growth of both divisions of the Company required the leasing of an additional building to house the Neulink Division in 1996. The building is located adjacent to our corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,400 square feet which houses the production and sales staff of the Neulink Division. In addition, effective February 2003, the operations of Bioconnect are being moved to a new 3180 square foot facility adjacent to the Company's existing facilities in San Diego. The leases on these facilities will terminate in May 31, 2005. After the termination of the recently terminated Bioconnect lease and the commencement of the new space, the aggregate monthy rental for all the Company's facilities will be approximately $13,000 per month, plus utilities, maintenance and insurance.

     Since the acquisition of Bioconnect in December 2000, the Company's Bioconnect Division has operated in a 5,000 square foot facility located in Lake Elsinore, California. The lease for this facility has now expired, and these facilities are being closed effective February 2003.

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

       Quarter                                                        High           Low
       ------------------------------------------------------     ------------   -------------

       Fiscal 2001

       November 1, 2000 - January 31, 2001..................         5.25            2.75
       February 1, 2001 - April 30, 2001....................         3.938           2.125
       May 1, 2001 - July 31, 2001..........................         3.98            2.90
       August 1, 2001 - October 31, 2001....................         3.07            2.20

       Fiscal 2002

       November 1, 2001 - January 31, 2002..................         2.90            2.62
       February 1, 2002 - April 30, 2002....................         2.92            2.601
       May 1, 2002 - July 31, 2002..........................         2.85            2.031
       August 1, 2002 - October 31, 2002....................         2.22            2.569

     On December 31, 2002, the closing sales price of the Company's Common Stock was $2.10.

     As of December 31, 2002, there were 736 holders of the Company's Common Stock according to the records of the Company's transfer agent, Continental Stock Transfer & Trust Company, New York, New York.

     The Company has not paid any dividends to date and does not presently intend to pay cash dividends on its Common Stock in the foreseeable future.

     There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

The following table presents the key measures of consolidated financial condition as of October 31, 2002 and 2001:

                                                    2002                         2001
                                           ----------------------       ----------------------
                                                        % Total                      % Total
                                             Amount      Assets            Amount      Assets
                                           ---------   ----------       ----------   ---------

Cash and cash equivalents.........        $3,939,299      38.8%           $915,538       9.3%
Investments in available-for-sale
securities........................                 0       0             1,744,851      17.8%
Current assets....................         9,573,351      94.4%          8,883,423      91.7%
Current liabilities...............           442,659       4.4%            435,552       4.4%
Working capital...................         9,130,692      90.0%          8,447,871      87.2%
Property and equipment - net......
                                             434,823       4.3%            557,000       5.8%
Total Assets......................        10,146,150     100.0%          9,684,946     100.0%
Stockholders' equity..............         9,595,691      94.6%          9,184,531      94.8%

Liquidity and Capital Resources:

     Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended October 31, 2003. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year are based on the following:

o As of October 31, 2002, the amount of cash and cash equivalents was equal to $3,939,000 in the aggregate. This amount represented more than all of the Company's operating expenses that the Company has ever incurrred in any one fiscal year, and approximately 133% of the selling, general and administrative expenses of the Company for the entire fiscal year ended October 31, 2002. Accordingly, the Company has sufficient cash available to operate for an entire year even if it did not generate any revenues or profits.

o As of October 31, 2002, the Company had approximately $9,573,000 in current assets, and only $443,000 of current liabilities.

o As of October 31, 2002, the Company had only $108,000 of outstanding indebtedness (other than accounts payable and other current liabilities).

o As of October 31, 2002, the total amount of fixed commitments of the Company (such as lease payments for its properties and equipment, and other non-cancelable obligations) was $390,000.

     In addition, the Company currently does not believe it will need to make any material acquisitions in fiscal 2003. Management also believes that based on the Company's financial condition at October 31, 2002, the absence of outstanding bank debt, and its recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

     The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.

     Inventories as of October 31, 2002 were $4,144,000, a $602,000 decrease from October 31, 2001. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company's competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which amount it increases or decreases to reflect its sales. Since net sales declined during fiscal year ended October 31, 2002, the Company allowed its inventory levels to decrease. By reducing the amount of new products that the Company ordered to maintain its inventory during fiscal 2002, the Company generated in excess of $602,000 of additional cash, which has increased the Company's liquidity. The Company continuously monitors its inventory levels and, depending on its sales expectations, may commence purchasing additional inventory.

     Although the net income for the current year was $380,000, net cash provided by operating activities for the year ended October 31, 2002 was $1,415,000. For the prior year ended October 31, 2001, net income was $874,000, while cash provided by operating activities was only $505,000. The primary reasons for the improved cash returns from operations for the 2002 fiscal year included (i) the aforementioned $602,000 decrease in the amount spent on purchasing additional inventories during fiscal 2002, and (ii) a $221,000 non-cash expense taken in fiscal 2002 as a result of the write-off of goodwill associated with the Bioconnect acquisition.

     Net cash provided by investing activities was $1,653,000 during fiscal 2002 compared to $66,000 for the previous year. The increase in the amount of cash provided by investing activities is due to the liquidation of short-term money market securities that the Company had purchased last year.

     Net cash used in financing activities was $45,000 in the current year compared to net cash used in financing activities of $213,000 for the previous year. Net cash used in financing activities in both years represents payments on loans payable.

Results of Operations:

     The following summarizes the key components of the consolidated results of operations for the years ended October 31, 2002 and 2001:

                                                      2002                                      2001
                                      --------------------------------------    -------------------------------------
                                          Amount             % of Sales             Amount          % of Total Sales
                                      ----------------    ------------------    ----------------    ------------------

Net sales.........................       $8,915,935             100.0%             $9,481,889             100.0%
Cost of sales.....................        4,669,673              52.3%              4,700,546              49.6%
Gross profit......................        4,246,262              47.6%              4,781,343              50.4%
Engineering expenses..............          644,120               7.2%                505,426               5.3%
Selling and general expenses......
                                          2,964,072              33.2%              2,876,983              30.3%
 Impairment of goodwill...........          220,509               2.5%                  ---                 ---
Operating income..................          417,561               4.7%              1,398,934              14.8%

Other income......................          354,423               4.0%                159,575               1.7%
Income before income taxes........
                                            771,984               8.7%              1,558,509              16.4%
Income taxes......................          392,300               4.4%                684,000               7.2%
Net income........................          379,684               4.3%                874,509               9.2%

     Net sales of the Company decreased by $566,000, or 6%, for the fiscal year ended October 31, 2002 compared to the fiscal year ended October 31, 2001. The decrease in fiscal 2002 is attributable to an $886,000 decrease in sales at the Company's RF Connector Division to $7,604,000 in fiscal 2002 from $8,490,000 in fiscal 2001. The decrease in net sales in the RF Connector Division was partially offset by an increase in sales at the Company's other two divisions. For the October 31, 2002 fiscal year, net sales of Neulink Division increased by $117,000 to $865,000 from $748,000 the previous year, and net sales for the Bioconnect division increased by $380,000 to $697,000 from $317,000 in fiscal 2001.

     The decrease in sales at the RF Connector division is attributable to a decrease in connectors sold to the telecommunications industry. For the fiscal year ended October 31, 2001, sales of connectors in the RF Connector Division increased slightly compared to fiscal 2000. However, most of the increase occurred during the first six months of fiscal 2001 when sales industry-wide were still strong. Commencing with the second half of fiscal 2001 and continuing through fiscal 2002, the connector industry as a whole experienced a decrease in orders due to the retrenchment by many of the telecommunications companies. The decrease in purchases from the telecommunications industry resulted in a $886,000 decrease in connector sales in fiscal 2002 compared to fiscal 2001. In fiscal 2001, the modest increase in connector sales was supplemented by significant sales of cable assemblies, with sales of cable assemblies representing almost $2,000,000 of net sales in fiscal 2001. During fiscal 2002, cable assembly sales were only $1,398,000, a decrease of almost $600,000 from fiscal 2001. The decrease in cable assembly revenues is due, in part, to a mid-year cancellation of a connector sales order.

     Net sales for the Neulink Division increased by $117,000 in fiscal 2002 compared to fiscal 2001. The primary reason for the increase is Neulink began to offer consulting and engineering assistance to its customers. Neulink also offered its customers cables, antennas and radio modems to optimize their end use performance, thus increasing sales.

     Net sales at Bioconnect for fiscal 2002 were $697,000 compared to net sales of $317,000 in fiscal 2001. However, net sales for fiscal 2001 only represent approximately 10 months of sales since Bioconnect was acquired during the 2001 fiscal year. The principal factor contributing to the net sales growth of Bioconnect in fiscal 2002 is $249,000 of inter-company sales of cable assemblies that Bioconnect manufactured for the RF Connector Division. The Bioconnect division also made modest increases in sales of its core medical products during fiscal 2002.

     The Company's gross profit decreased by $566,000 to $4,246,000 in 2002 from $4,781,000 in 2001 due to the decrease in net sales. As a percent of sales, gross profit decreased to 47.6% in fiscal 2002 from 50.4% of sales in fiscal 2001. The decrease in the gross profit percentage is due primarily to a mid-year cancellation of an order for cable assemblies. Since the Company had already manufactured the custom made cable assemblies at the time of the cancellation, the costs associated with the cancelled products is included in the cost of sales, which thereby reduced gross profits for fiscal 2002. The Company received a payment of $272,000 in connection with the cancellation of the order, which payment is reflected as "Other Income" in the statement of income.

     Engineering expenses increased by $139,000 from $505,000 in fiscal 2001 to $644,000 in fiscal 2002. As a percent of sales, engineering expenses increased from 5.3% in fiscal 2001 to 7.2% in fiscal 2002. The increase in engineering expenses is attributable to an increase in the design and development of new products that are expected to be released during the current fiscal year, to the design of a new hand tool that the Company recently introduced, and to expenses incurred by the Bioconnect division. The material portion of the increase was in the Bioconnect Division was incurred in connection with the new cable assemblies produced by the division.

     During fiscal 2002, the Company wrote down the goodwill it had previously recorded in connection with the acquisition of Bioconnect, which write down is reflected as a $221,000 operating expense. No such write down occurred in fiscal 2001.

     Selling and general expenses increased by $87,000, or by 3%, from $2,877,000 in fiscal 2001 to $2,964,000 in fiscal 2002. The increase is primarily due to increased travel and trade show expenses that were incurred in an attempt to boost sales.

     Operating income decreased by $981,000 from $1,399,000 in fiscal 2001 to $418,000, in the previous year. The decrease in operating income is primarily attributable to $440,000 operating loss incurred by the Bioconnect Division, the $221,000 impairment to goodwill, and increases in both engineering and selling and general expenses.

     Other income increased by $195,000 due, as mentioned above to the $272,000 payment that the Company received in fiscal as payment for the cancellation of an order. No such payment was received in fiscal 2001. Other income in both fiscal 2001 and 2002 was offset in part by losses realized from the sale of available-for-sale securities (a loss of $8,000 in fiscal 2002 and $107,000 in the prior fiscal year). The Company has liquidated all of its securities holdings and is no longer exposed to fluctuations in the value of such securities. In addition, interest income decreased during the 2002 fiscal year due to lower interest rates. In fiscal 2001, the Company received $171,000 of commissions compared to only $23,000 of such commissions in fiscal 2002. The commissions received by the Company represent payments received by the Company's Neulink Division under an agreement with a third party. Under the third party agreement, Neulink received a percentage of all sales revenues received by the third party from a specified client of the third party. This contract with the third party has expired, and the Company will no longer receive any such commissions.

     For fiscal 2001, the Company's overall tax rate was 43.9%. The Company's overall tax rate in fiscal 2002 increased to 50.8% even though its taxable income decreased. The tax rate increased in fiscal 2002 because the $221,000 impairment of goodwill that reduced the Company's operating income is not deductible for tax purposes.

     Net income decreased by $495,000 to $380,000, compared to net income of $875,000 in fiscal 2001. The decrease in net income is due to the overall decrease in net sales coupled with an increase in operating expenses, and a material loss incurred by the Bioconnect Division.

ITEM 7. FINANCIAL STATEMENTS

     The following Financial Statements of the Company with related Notes and Accountants' Report are attached hereto as pages F-1 to F-20 and filed as part of this Annual Report:

o    Report of J.H. Cohn LLP, Independent Public Accountants

o    Consolidated Balance Sheet as of October 31, 2002

o    Consolidated  Statements of Income for the years ended October 31, 2002 and
     2001

o Consolidated Statements of Stockholders' Equity for the years ended October 31, 2002 and 2001

o Consolidated Statements of Cash Flows for the years ended October 31, 2002 and 2001

o    Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of the Company's 2003 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of the Company's 2003 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of the Company's 2003 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of the Company's 2003 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The  following exhibits are filed as part of this report:

     3.1  Articles of Incorporation, as amended (1)

     3.2.1 Company Bylaws as Amended through August, 1985 (2)

     3.2.2 Amendment to Bylaws dated January 24, 1986(2)

     3.2.3 Amendment to Bylaws dated February 1, 1989(3)

     10.1 Form of 2000 Stock Option Plan(4)

     10.2 Directors' Nonqualified Stock Option Agreements (2)

     10.3 Lease Agreement - San Diego, CA Facility (3)

     10.4 Employment Contract - Howard Hill (4)

     10.5 Employment Contract-Terrie Gross(4)

     10.6 Lease Agreement-Neulink Division - San Diego, CA Facility (3)

     99.1 Certification of Chief Executive Officer

     99.2 Certification of Chief Financial Officer

     --------------------------------

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

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures, for a company of its size, are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion.

(b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    SIGNATURE

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.


Date:  January 28, 2003                     By:  /s/ Howard F. Hill
                                               ----------------------------
                                                Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  January 28, 2003                    By:   /s/ Terrie A. Gross
                                               ----------------------------
                                                Terrie A. Gross,
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Dated:  January 28, 2003                    By:   /s/ Howard F. Hill
                                               -----------------------------
                                                Howard F. Hill,
                                                Chief Executive Officer

Dated:  January 28, 2003                    By:   /s/ John Ehret
                                               -----------------------------
                                                John Ehret, Director

Dated:  January 28, 2003                    By:   /s/ Marvin Fink
                                               -----------------------------
                                                Marvin Fink, Director

Dated:  January 28, 2003                    By:   /s/ Henry Hooper
                                               -----------------------------
                                                Henry Hooper, Director

Dated:  January 28, 2003                    By:   /s/ Robert Jacobs
                                               -----------------------------
                                                Robert Jacobs, Director

Dated:  January 28, 2003                    By:   /s/ Linde Kester
                                               -----------------------------
                                                Linde Kester, Director

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


                                  CERTIFICATION

         I, Howard F. Hill, certify that:

1.   I have reviewed this annual report on Form 10-KSB of RF Industries, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     o    presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2003


/s/  Howard F. Hill
---------------------------
Name:  Howard F. Hill
Its:  Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


                                  CERTIFICATION

         I, Terrie Gross, certify that:

1.   I have reviewed this annual report on Form 10-KSB of RF Industries, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     o    presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2003


/s/  Terrie Gross
---------------------------
Name:  Terrie Gross
Its:  Chief Financial Officer

                       RF INDUSTRIES, LTD. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]

                                                                           PAGE
                                                                          ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................................   F-2

CONSOLIDATED BALANCE SHEET
  OCTOBER 31, 2002 ......................................................   F-3

CONSOLIDATED STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 2002 AND 2001 .................................   F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 2002 AND 2001 .................................   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 2002 AND 2001 .................................   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................   F-7/20


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
RF Industries, Ltd.


We have audited the accompanying consolidated balance sheet of RF INDUSTRIES, LTD. AND SUBSIDIARY as of October 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended October 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Industries, Ltd. and Subsidiary as of October 31, 2002, and their consolidated results of operations and cash flows for the years ended October 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                         J.H. COHN LLP



San Diego, California
December 6, 2002

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002

                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents ...................................   $ 3,939,299
    Trade accounts receivable, net of allowance for
        doubtful accounts of $84,806 ............................     1,146,439
    Notes receivable ............................................        12,000
    Inventories .................................................     4,143,617
    Other current assets ........................................       169,396
    Deferred tax assets .........................................       162,600
                                                                     -----------
           Total current assets .................................     9,573,351
                                                                     -----------

Property and equipment:
    Equipment and tooling .......................................     1,082,813
    Furniture and office equipment ..............................       251,514
                                                                     -----------
                                                                      1,334,327

    Less accumulated depreciation ...............................       899,504
                                                                     -----------
           Total ................................................       434,823

Notes receivable from related parties ...........................        56,505
Note receivable from stockholder ................................        70,000
Other assets ....................................................        11,471
                                                                     -----------

           Total ................................................   $10,146,150
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable ...........................................   $     70,806
    Notes payable ..............................................         44,582
    Accrued expenses ...........................................        327,271
                                                                    ------------
           Total current liabilities ...........................        442,659

Deferred tax liabilities .......................................        107,800
                                                                    ------------
           Total liabilities ...................................        550,459
                                                                    ------------

Commitments and contingencies

Stockholders' equity:
    Common stock - authorized 10,000,000 shares of $.01
        par value; 3,441,054 shares issued .....................         34,410
    Additional paid-in capital .................................      4,695,147
    Retained earnings ..........................................      4,923,060
    Receivables from sales of stock ............................         (1,715)
    Treasury stock, at cost - 31,700 shares ....................        (55,211)
                                                                    ------------
           Total stockholders' equity ..........................      9,595,691
                                                                    ------------

           Total ...............................................   $ 10,146,150
                                                                    ============

See Notes to Consolidated Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2002 AND 2001


                                                         2002           2001
                                                     ------------   ------------

Net sales .........................................  $ 8,915,935    $ 9,481,889
Cost of sales .....................................    4,669,673      4,700,546
                                                     -----------    -----------

Gross profit ......................................    4,246,262      4,781,343
                                                     -----------    -----------

Operating expenses:
    Engineering ...................................      644,120        505,426
    Selling and general ...........................    2,964,072      2,876,983
    Impairment of goodwill ........................      220,509
                                                     -----------    -----------
        Totals ....................................    3,828,701      3,382,409
                                                     -----------    -----------

Operating income ..................................      417,561      1,398,934
                                                     -----------    -----------

Other income:
    Realized loss from sale of available-for-
      sale securities .............................       (8,192)      (107,185)
    Commissions ...................................       23,101        171,229
    Contract settlement ...........................      272,031
    Interest ......................................       67,483         95,531
                                                     -----------    -----------
        Totals ....................................      354,423        159,575
                                                     -----------    -----------

Income before provision for income taxes ..........      771,984      1,558,509

Provision for income taxes ........................      392,300        684,000
                                                     -----------    -----------

Net income ........................................  $   379,684    $   874,509
                                                     ===========    ===========

Earnings per share:
    Basic .........................................  $       .11    $       .26
                                                     ===========    ===========

    Diluted .......................................  $       .09    $       .22
                                                     ===========    ===========


See Notes to Consolidated Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2002 AND 2001


                                                                                  Accumulated
                                                                                    Other                                  Total
                                            Additional                 Unearned    Compre-     Receivables                 Stock-
                          Common Stock       Paid-In      Retained      Compen-    hensive      from Sale     Treasury     holders'
                        Shares    Amount     Capital      Earnings      sation       Loss       of Stock       Stock       Equity
                      --------  ---------  ------------  -----------  ----------  -----------  -----------   ----------   ---------

Balance,
 October 31, 2001 ... 3,402,054   $34,021   $4,686,161    $3,668,867  $(117,546)   $(40,890)   $  (1,715)    $(52,853)   $8,176,045

Net income ..........                                        874,509                                                        874,509

Effect of change in
fair value of available
-for-sale securities,
net of deferred taxes
of $21,900............                                                               32,904                                  32,904
                                                                                                                           ---------
Comprehensive income..                                                                                                      907,413

Purchase of treasury
  stock ..............                                                                                         (2,358)       (2,358)

Shares issued on
exercise of stock
 options .............   39,000       389        8,986                                                                        9,375

Amortization of
unearned compensation                                                    94,056                                              94,056
                      ---------   --------   ----------    ----------   ---------   --------    --------     ---------   -----------
Balance,
October 31, 2001      3,441,054    34,410    4,695,147     4,543,376    (23,490)     (7,986)      (1,715)     (55,211)    9,184,531


Net income ..........                                        379,684                                                        379,684

Effect of change in
fair value of available
for-sale securities,net
of deferred taxes
 of $5,105 ..........                                                                 7,986                                   7,986
                                                                                                                            --------
Comprehensive income..                                                                                                      387,670

Amortization of
unearned compensation                                                    23,490                                              23,490
                      ---------   --------   ----------   ----------   ---------   --------    ---------     ---------  -----------
Balance,
October 31, 2002 .... 3,441,054   $34,410   $4,695,147    $4,923,060    $           $           $ (1,715)    $(55,211)   $9,595,691
                     ==========   ========   ==========   ==========   =========   ========     =========     ========  ===========

See Notes to Consolidated Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                     2002           2001
                                                                  ----------     ---------

Operating activities:
    Net income ..............................................   $   379,684    $   874,509
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for bad debts ..............................        60,000         11,702
       Depreciation and amortization ........................       162,226        143,760
       Inventory deposit write-offs .........................                       30,294
       Amortization of unearned compensation ................        23,490         94,056
       Deferred income taxes ................................        12,700        124,000
       Realized loss on sale of available-for-sale securities         8,192        107,185
       Impairment of goodwill ...............................       220,509
       Changes in operating assets and liabilities, net of
          acquisition in 2001:
          Trade accounts receivable .........................      (224,636)       396,767
          Inventories .......................................       602,508       (540,927)
          Other assets ......................................       158,010       (168,186)
          Accounts payable ..................................       (36,339)      (324,371)
          Accrued expenses ..................................        48,864       (243,763)
                                                                -----------    -----------
              Net cash provided by operating activities .....     1,415,208        505,026
                                                                -----------    -----------

Investing activities:
    Proceeds from sale of securities ........................     1,780,598      2,218,647
    Investments in securities ...............................       (30,910)    (1,823,221)
    Payment for acquisition, net of cash acquired ...........                     (147,078)
    Capital expenditures ....................................       (40,049)      (182,405)
    Loans to related parties ................................       (56,505)
                                                                -----------    -----------
              Net cash provided by investing activities .....     1,653,134         65,943
                                                                -----------    -----------

Financing activities:
    Purchase of treasury stock ..............................                       (2,358)
    Payments on loans payable ...............................       (44,581)      (220,371)
    Proceeds from exercise of stock options .................                        9,375
                                                                -----------    -----------
              Net cash used in financing activities .........       (44,581)      (213,354)
                                                                -----------    -----------

Net increase in cash and cash equivalents ...................     3,023,761        357,615

Cash and cash equivalents at beginning of year ..............       915,538        557,923
                                                                -----------    -----------

Cash and cash equivalents at end of year ....................   $ 3,939,299    $   915,538
                                                                ===========    ===========

Supplemental cash flow information:
    Income taxes paid .......................................   $    91,000    $ 1,095,000
                                                                ===========    ===========

See Notes to Consolidated Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business  activities  and summary of significant  accounting  policies:
          Business  activities:
               The Company's business is comprised of the design, manufacture and /or sale of communications equipment primarily to the radio and other professional communications related industries. The Company is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications (the "RF CONNECTOR Business Unit") the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Business Unit") and the design, manufacturing and distribution of electric cabling and interconnect products to the medical monitoring market (the "BIOCONNECT Business Unit"). Management considers each business unit to be a separate business segment (see Note 6).

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

         Investments:
               Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in mutual fund units were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security will be written down to fair value via a charge to earnings. Unrealized holding gains and losses arising from such valuation are excluded from income and recognized, net of applicable income taxes, in accumulated other comprehensive income until realized. The Company uses the specific identification method to determine the cost basis for realized gains or losses included in income.

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

         Goodwill:
               In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. The Company has elected early adoption of SFAS No. 142 on November 1, 2001. At October 31, 2002, due to recurring losses generated by its BIOCONNECT Business Unit, the Company did not believe that there was sufficient projected cash flows to support the net book value of the goodwill. AS a result, the Company wrote off $220,509 of goodwill as of October 31, 2002.

         Long-lived assets:
               The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the assets carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operations.

         Advertising:
               The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $78,440 and $76,000 in 2002 and 2001, respectively.

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

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Business activities and summary of significant accounting policies (concluded):
         Earnings per share (concluded):
               The following table summarizes the calculation of basic and diluted earnings per share:

                                                          2002         2001
                                                       ----------   ----------
               Numerators:
                  Net income (A) ...................  $  379,684   $  874,509
                                                       ==========   ==========

               Denominators:
                  Weighted average shares
                    outstanding for basic
                     earnings per share (B) ........    3,441,054    3,383,030
                  Add effects of potentially
                     dilutive securities -
                      assumed exercise of
                       stock options ...............      609,584      600,469
                                                        ----------   ----------

                  Weighted average shares
                      for diluted earnings
                        per share (C) ..............    4,050,638    3,983,499
                                                        ==========   ==========

            Basic net earnings per share (A)/(B) ...   $      .11   $      .26
                                                        ==========   ==========

            Diluted net earnings per share (A)/(C) ..   $      .09   $      .22
                                                        ==========   ==========

         Comprehensive income:
               Comprehensive income or loss is presented pursuant to SFAS No. 130, "Reporting Comprehensive Income," and, accordingly, has been displayed for each year in the accompanying statements of stockholders' equity and includes the net income or loss, plus or minus the effect of the net change in the fair value of available-for-sale securities each year, net of deferred income taxes.

         Reclassifications:
               Certain 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Concentration of credit risk and sales to major customers:
          The Company maintains its cash balances primarily in one financial institution. As of October 31, 2002, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $30,512. As of October 31, 2002, the Company had two unsecured money market accounts totaling $2,052,803. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

          Sales to one customer represented 17% and 14% of total sales in 2002 and 2001, respectively. The Company does not have a written agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits.


Note 3 - Investments:
          Realized losses from sales of investments were $8,192 and $107,185 in 2002 and 2001, respectively.

          The reclassification adjustment included in comprehensive income during 2002 and 2001 consisted of net unrealized holding gains (losses) arising during the year, net of deferred taxes of $206 and ($31,407), and adjustment for realized loss, net of deferred taxes included in net earnings of $7,986 and $64,311, respectively.


Note 4 - Inventories:

          Inventories consisted of the following as of October 31, 2002:

             Raw materials and supplies .....................      $  655,746
             Finished goods .................................       3,487,871
                                                                   ----------
                Total .......................................      $4,143,617
                                                                   ==========

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Commitments:
          The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2005 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 2002. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through October 2004.

          Total rent expense under all operating leases totaled approximately $174,000 and $165,000 in 2002 and 2001, respectively.

          Minimum  lease  payments  under  these  operating   leases  for  years
          subsequent to October 31, 2002 are as follows:

                 Year Ending
                 October 31,                               Amount
                 -----------                            ------------

                    2003 .........................        $157,700
                    2004 .........................         151,700
                    2005 .........................          80,300
                                                          --------
                      Total ......................        $389,700
                                                          ========

          The Company has an employment agreement with its President and Chief Executive Officer for a term which expires on February 24, 2005. The aggregate amount of compensation provided for over the remaining term of the agreement amounted to $311,000 at October 31, 2002.


Note 6 - Segment information:
          The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same format reviewed by the Company's management (the "management approach").

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Segment information (continued):
          Management identifies the Company's segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. Accordingly, the Company's three business segments are centered on the operations associated with the RF CONNECTOR Business Unit, the NEULINK Business Unit and the BIOCONNECT Business Unit. Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company allocates depreciation and amortization and other indirect expenses at the rate of 92.5% to the RF CONNECTOR Business Unit and 7.5% to the NEULINK Business Unit. The basis for this allocation is based upon the number of personnel employed in the Business Unit. During 2001, the Company reduced its allocation of depreciation and other indirect expenses relating to the NEULINK Business Unit. The change in the allocation of expenses was due to a decrease in operating overhead relating to the NEULINK Business Unit, as compared to the prior year.

          Subsequent  to  year-end,   the  Company  plans  to  incorporate   the
          Bioconnect Business Unit into its current Connector Business Unit.

          The Company attributes revenues to geographic areas based on the location of the customers. The following table presents the revenues of the Company by geographic area for the years ended October 31, 2002 and 2001:

                                                         2002           2001
                                                      ----------     ----------

            United States ........................    $7,321,967     $7,807,112
            Foreign countries ....................     1,593,968      1,674,777
                                                      ----------     ----------
                Totals ............................   $8,915,935     $9,481,889
                                                      ==========     ==========

          During 2002, one customer of the RF CONNECTOR Business Unit generated approximately 17% of total revenues. During 2001, the customer generated approximately 14% of total revenues.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Segment information (concluded):
          Net sales, income (loss) before provision for income taxes and other related segment information as of October 31, 2002 and for the years ended October 31, 2002 and 2001 follows:


                                                                                     Common/     Intercompany
                                    Connector         Neulink        Bioconnect     Corporate        Sales              Total
                                   -----------      ----------     -------------   -----------   ------------        ------------
                2002
         Net sales ............   $  7,603,859      $ 864,877      $  696,319                      $ (249,120)          $8,915,935
         Income (loss) before
          provision for income
           taxes ..............      1,414,864        (41,323)       (660,848)   $     59,291                             771,984
         Depreciation and
           amortization .......         88,594         20,131          53,501                                             162,226

         Total assets .........      8,837,947        983,106         325,097                                          10,146,150

         Additions to property
           and equipment ......         25,478                         14,571                                              40,049

               2001
         Net sales ............      8,490,105        748,027         325,540                         (81,783)          9,481,889
         Income (loss) before
          provision for income
           taxes ..............      2,022,468         (3,380)       (448,925)        (11,654)                          1,558,509
         Depreciation and
           amortization .......         80,763         13,509          49,488                                             143,760

         Total assets .........      8,236,449      1,271,220         177,277                                           9,684,946

         Additions to property
           and equipment ......        124,590                         57,815                                             182,405


                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Income taxes:
          The provision for income taxes consists of the following:

                                                       2002       2001
                                                     --------   --------
             Current:
                Federal ..........................   $290,400   $437,000
                State ............................     89,200    123,000
                                                     --------   --------
                                                      379,600    560,000
                                                     --------   --------
             Deferred:
                Federal ..........................     10,700    100,000
                State ............................      2,000     24,000
                                                     --------   --------
                                                       12,700    124,000
                                                     --------   --------
                   Totals ........................   $392,300   $684,000
                                                     ========   ========

          Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                                      2002                       2001
                                              ----------------------    --------------------
                                                         % of Pretax             % of Pretax
                                               Amount      Income        Amount     Income
                                              --------  -------------   -------- -----------
            Income tax at Federal
              statutory rate .............   $ 262,500      34.0%      $ 530,000     34.0%

            State tax provision, net
              of Federal tax benefit .....      60,200       7.8          91,000      5.8

            Nondeductible differences .....      80,100      10.4

            Increase in valuation allowance                               33,900      2.2

            Tax effect on capital loss ....                              (33,900)    (2.2)

            Other .........................     (10,500)     (1.4)        63,000      4.1
                                               ---------     ----       ---------     ----

                  Provision for income
                      taxes ...............   $ 392,300      50.8%     $ 684,000      43.9%
                                              =========      ====       =========     ====

          The Company's total deferred tax assets and deferred tax liabilities at October 31, 2002 are as follows:

            Assets:
           --------
              Allowance for doubtful accounts ......................  $  36,300
              Inventory obsolescence ...............................     25,600
              Accrued vacation .....................................     43,400
              State income taxes ...................................     30,300
              Other ................................................     60,900
                                                                      ---------
                Total ..............................................    196,500
            Liabilities:
           -------------
              Depreciation  ........................................   (107,800)

              Valuation allowance ..................................    (33,900)
                                                                     ----------
                   Net deferred tax assets .........................  $  54,800
                                                                     ==========

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Income taxes (concluded):
          The other temporary differences generating net current and noncurrent deferred tax assets and liabilities were primarily related to deferred compensation and capital loss carryforward.


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

          The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2002, a total of 33,555 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

          In May 2000, the Board of Directors adopted the Company's 2000 Stock Option Plan (the "2000 Option Plan"). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Accordingly, as of October 31, 2002, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 320,000, of which 57,651 shares were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options. Incentive stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant, while non-qualified options are granted at no less than 85% of the fair value of the common stock on the date of grant.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stock options (continued):
          Compensatory stock option plans:
          The Company granted options to two executives to purchase a total of 180,000 shares of common stock at $.10 per share pursuant to the terms of their employment contracts dated February 1, 1998. The options to purchase 45,000 shares are scheduled to vest and become exercisable annually from March 1, 1998 through February 28, 2002. The difference of $376,200 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, and is being amortized over the vesting period. A total of $23,490 and $94,056 was amortized to compensation expense in 2002 and 2001, respectively.

          Additional required disclosures related to stock option plans:
          Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options other than the amounts attributable to the compensatory options granted to the executives described above.
          Had compensation cost been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net income and earnings per share in 2002 and 2001 would have been reduced to the pro forma amounts set forth below:

                                                             2002        2001
                                                          ---------   ---------

             Net income - as reported .................   $379,684     $874,509
             Net income - pro forma ...................  $  82,013     $524,616

             Basic earnings per share:
                As reported ...........................       $.11         $.26
                Pro forma .............................       $.02         $.16

             Diluted earnings per share:
                As reported ...........................       $.09         $.22
                Pro forma .............................       $.02         $.13

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Stock options (continued):
          Additional required disclosures related to stock option plans (continued):
          The fair value of each option granted in 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2002          2001
                                                        --------      --------

                Dividend yield  ......................        0%            0%
                Expected volatility ..................       94%           87%
                Risk-free interest rate ..............     3.85%          4.9%
                Expected lives .......................  10 years      10 years

          Additional information regarding all of the Company's outstanding stock options at October 31, 2002 and 2001 and changes in outstanding stock options in 2002 and 2001 follows:


                                                              2002                            2001
                                                   --------------------------      --------------------------

                                                                     Weighted                        Weighted
                                                        Shares       Average           Shares         Average
                                                      or Price      Exercise          or Price       Exercise
                                                     Per Share        Price          Per Share        Price
                                                    -----------    ---------        ----------    -----------
           Options outstanding at
             beginning of year ....................   1,125,334       1.67             857,514        1.24
           Options granted ........................     120,430       2.03             323,075        2.76
           Options exercised ......................                                    (39,000)        .24
           Options forfeited ......................                                    (16,255)       3.73
                                                      ----------                      ---------

           Options outstanding at end of year ....     1,245,764       1.71           1,125,334        1.67
                                                       =========                      =========

           Option price range at end of year .....    $.10-$5.75                     $.10-$5.75

           Option price range for options
             exercised during the year ...........                                   $.10-$2.50

           Weighted average fair value of
             options granted during the year .....        $ 1.80                         $2.40
                                                          ======                         =====

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Stock options (concluded):
          Additional   required   disclosures  related  to  stock  option  plans
          (concluded):
          The  following  table  summarizes   information  about  stock  options
          outstanding at October 31, 2002, all of which are at fixed-prices:

                                             Weighted Average
                                                Remaining
                                             Contractual Life         Number
            Exercise        Number             of Options           of Options
             Price       Outstanding           Outstanding          Exercisable
          ----------    ------------       ------------------     -------------
          $  .10             506,000     1 yr. after termination        506,000
              $1.33            8,000              7 yrs.                  8,000
              $1.50          100,000              8 yrs.                100,000
              $1.56           25,960              7 yrs.                 25,960
              $1.59           15,555              6 yrs.                 15,555
              $1.87            6,000              6 yrs.                  6,000
              $2.13            4,000              5 yrs.                  4,000
              $2.26           41,170              9 yrs.                 41,170
              $2.50            5,000              5 yrs.                  5,000
              $2.66           81,905              9 yrs.                 81,905
              $2.90          200,000     1 yr. after termination         40,000
              $4.35           10,000              8 yrs.                 10,000
              $4.88            6,000              4 yrs.                  6,000
              $5.12           88,442              8 yrs.                 88,442
              $5.75           27,302              4 yrs.                 27,302
              $2.07          106,430             10 yrs.                106,430
              $1.76           14,000             10 yrs.                 14,000
                          ----------                                 ----------

                           1,245,764                                  1,085,764
                           =========                                  =========


Note 9 - Retirement plan:
          The Company  sponsors a deferred savings and profit sharing plan under
          Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2002 or 2001.


Note 10- Related party transactions:
          The note receivable from stockholder of $70,000 at October 31, 2002 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date.

          The notes receivable from related parties of $56,505 at October 31, 2002 are due from employees of the Company, bear interest at 6% and are due when shares of the Company's common stock are sold by the employees. The notes are collateralized by two properties owned by the employees.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Related party transactions (concluded):
          Receivables from sales of stock arose from advances made to assist officers and employees in the exercise of stock options and, accordingly, are reported as a reduction of stockholders' equity in the accompanying balance sheet. The receivables are interest free.

                                     * * *