Form 10QSB
period 2003-01-31
R F INDUSTRIES LTD
filed 2003-03-13
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       for Quarter ended January 31, 2003
                         Commission File Number 0-13301

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

As of January 31, 2003, the registrant had 3,400,254 shares of Common Stock, $.01 par value, outstanding.

Transitional small business disclosure format

                                    Yes    No X
                                             ---

Part I.   FINANCIAL INFORMATION

Item 1: Financial Statements
                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      January 31     October 31
                                                         2003           2002
                                                      ----------     ----------
      ASSETS                                          (Unaudited)
----------------------

CURRENT ASSETS

Cash and cash equivalents ........................    $ 4,272,835    $ 3,939,299

Trade accounts receivable, net of allowance
for doubtful accounts of $96,202 and $84,806 .....      1,111,034      1,146,439

Notes receivable .................................         12,000         12,000

Inventories .... .................................      3,966,092      4,143,617

Other current assets .............................        272,928        169,396

Deferred tax assets ..............................        162,600        162,600
                                                      -----------    -----------
     TOTAL CURRENT ASSETS ........................      9,797,489      9,573,351
                                                      -----------    -----------

PROPERTY AND EQUIPMENT

Equipment and tooling ............................      1,088,748      1,082,813
Furniture and office equipment ...................        251,514        251,514
                                                      -----------    -----------
                                                        1,340,262      1,334,327
     Less accumulated depreciation ...............        940,171        899,504
                                                      -----------    -----------
     Total .......................................        400,091        434,823

Notes receivable from related parties ............         51,910         56,505
Note receivable from stockholder .................         70,000         70,000
Other assets .....................................         14,171         11,471
                                                      -----------    -----------
     TOTAL ASSETS ................................    $10,333,661    $10,146,150

                                                      ===========    ===========



       See Notes to Condensed Consolidated Unaudited Financial Statements.

Item 1: Financial Statements
                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      January 31     October 31
                                                         2003           2002
                                                      ----------     ----------
                                                      (Unaudited)

Item 1:   Financial Statements (continued)

LIABILITIES AND
STOCKHOLDERS' EQUITY
---------------------------------------

CURRENT LIABILITIES

Accounts payable ...............................   $    267,902    $     70,806

Notes payable ..................................              0          44,582

Accrued expenses ...............................        251,636         327,271
                                                   ------------    ------------
     Total current liabilities .................        519,538         442,659

Deferred tax liabilities .......................        107,800         107,800
                                                   ------------    ------------
     TOTAL LIABILITIES .........................        627,338         550,459
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares
  of $.01 par value; 3,441,054 shares issued ...         34,410          34,410

Additional paid-in capital .....................      4,695,147       4,695,147

Retained earnings ..............................      5,057,856       4,923,060

Receivables from sales of stock ................         (1,715)         (1,715)

Treasury stock, at cost - 40,800 and

   31,700 shares ...............................        (79,375)        (55,211)

                                                   ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY ................      9,706,323       9,595,691
                                                   ------------    ------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY ...................   $ 10,333,661    $ 10,146,150

                                                   ============    ============





       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF
                         INCOME AND COMPREHENSIVE INCOME


                                                             Three Months Ended
                                                                 January 31
                                                           -----------------------
                                                                 (Unaudited)
                                                              2003          2002
                                                           ----------    ---------
INCOME:
Net sales ..............................................   $2,326,876   $2,184,917

Cost of sales ..........................................    1,192,158    1,149,680
                                                           ----------   ----------
    Gross profit .......................................    1,134,718    1,035,237
                                                           ----------   ----------
Operating expenses:
    Engineering ........................................      198,580      164,035
    Selling and general ................................      723,839      769,983
                                                           ----------   ----------
        Totals .........................................      922,419      934,018
                                                           ----------   ----------
Operating income .......................................      212,299      101,219
                                                           ----------   ----------
Other income (expenses):
    Commissions ........................................            0        8,215
    Interest ...........................................       11,497       23,754
                                                           ----------   ----------
         Totals ........................................       11,497       31,969
                                                           ----------   ----------
Income before provision for income taxes ...............      223,796      133,188

Provision for income taxes .............................       89,000       51,000
                                                           ----------   ----------
Net income .............................................   $  134,796   $   82,188
                                                           ==========   ==========
Basic earnings per share ...............................   $     0.04   $     0.02
                                                           ==========   ==========
Diluted earnings per share .............................   $     0.04   $     0.02
                                                           ==========   ==========
Basic weighted average shares outstanding ..............    3,400,254    3,409,354
                                                           ==========   ==========
Diluted weighted average shares outstanding ............    3,650,571    3,843,766
                                                           ==========   ==========

COMPREHENSIVE INCOME:
Net income .............................................   $  134,796   $   82,188

Unrealized gain on available-for-sale securities, net of
 deferred taxes ........................................            0        7,096
                                                           ----------   ----------
      Total comprehensive income                           $  134,796   $   89,284
                                                           ==========   ==========







       See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                           Three months ended
                                                               January 31
                                                       ------------------------
                                                               (Unaudited)
                                                          2003            2002
                                                       ----------       --------
OPERATING ACTIVITIES
Net income .......................................   $   134,796    $    82,188
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for bad debts .....................        12,000
     Depreciation and amortization ...............        40,666         41,185
     Amortization of unearned compensation .......                       23,490

Changes in operating assets and liabilities:
     Trade accounts receivable ...................        23,405        (76,656)
      Inventories ................................       177,525        257,048
      Other assets ...............................      (101,637)       (18,566)
      Accounts payable ...........................       197,096        127,752
      Accrued expenses ...........................       (75,635)       (70,224)

                                                     -----------    -----------
      Net cash provided by operating activities ..       408,216        366,217
                                                     -----------    -----------
INVESTING ACTIVITIES
      Investment in available-for-sale securities                       (17,253)

      Capital expenditures .......................        (5,934)        (4,551)
                                                     -----------    -----------
      Net cash used in investing activities ......        (5,934)       (21,804)
                                                     -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable ..................       (44,582)       (47,500)
      Purchase of treasury stock .................       (24,164)
                                                     -----------    -----------
      Net cash used in  financing activities .....       (68,746)       (47,500)
                                                     -----------    -----------
Net increase in cash and cash equivalents ........       333,536        296,913

Cash and cash equivalents at the beginning of the
 period ..........................................     3,939,299        915,538
                                                     -----------    -----------
Cash and cash equivalents at the end of the period   $ 4,272,835    $ 1,212,451
                                                     ===========    ===========







       See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2002.

Note 2 - Components of inventory


                                            January 31    October 31
                                               2003          2002
                                            ----------    ----------
                                           (Unaudited)     (Audited)

                Raw material and supplies   $  602,846   $  655,746
                Finished goods ..........    3,363,246    3,487,871
                                            ----------   ----------
                 Totals .................   $3,966,092   $4,143,617
                                            ==========   ==========



Note 3 - Earnings per share:

     As further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-KSB for the fiscal year ended October 31, 2002, basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied.

     The following table summarizes the computation of basic and diluted weighted average shares:

                                                         Three Months Ended
                                                             January 31

                                                          2003       2002
                                                        --------   --------
       Weighted average shares outstanding for
          basic net earnings per share .............   3,400,254   3,409,354
       Add effects of potentially dilutive securities-
          assumed exercised of stock options .......     250,317     434,412
                                                       ---------   ---------
       Weighted average shares for diluted net
          earnings per share .......................   3,650,571   3,843,766
                                                       =========   =========


Note 4 - Segment Information

The Company's segments are described in Note 6 of the notes to the audited financial statements of the Company included in Form 10-KSB for the fiscal year ended October 31, 2002.

Net sales and income (loss) before provision for income taxes for the three months ended January 31, 2003 and 2002 follows:

                                                                              Common/       Intercompany
                                 Connector      Neulink      Bioconnect     Corporate          Sales           Total
                               ------------   -----------   ------------   ------------    ---------------   ---------
   2003
-----------
Net sales ................   $ 1,795,089     $ 467,230      $ 64,557                                       $ 2,326,876

Income (loss) before
 provision for income
  taxes ..................       279,975        39,175      (106,851)     $  11,497                            223,796

Depreciation and
   amortization ..........        22,342         4,567        13,757                                            40,666

Total assets .............     9,249,335       765,238       319,068                                        10,333,661

Additions to property
   and equipment .........         5,934                                                                         5,934

    2002
-----------
Net sales .................   $ 1,770,750     $ 349,232     $ 170,413                          (105,478)   $ 2,184,917

Income (loss) before
  provision for income
    taxes ................       212,089        64,480   $  (167,135)        23,754                            133,188

Depreciation and
   amortization ...........        23,393         5,001        12,791                                           41,185

Total assets ..............     8,593,051     1,105,355       109,342                                        9,807,748

Additions to property
   and equipment ..........         3,747                         804                                            4,551


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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of RF Industries and Subsidiary are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products at the time of shipment of the product. In addition, the Company has a strategic alliance with a supplier where the Company recognizes commission income when payment is received.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based on historical collections of accounts receivable. The Company monitors its accounts receivable balances on a continual basis. If the financial condition of customers deteriorates, additional allowances may be required.

INCOME TAXES

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable, or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

INVENTORY VALUATION

Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess, and as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions or the market change, we may be required to record additional reserves.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o As of January 31, 2003, the amount of cash and cash equivalents was equal to $ 4,272,835 in the aggregate.

o As of January 31, 2003, the Company had $ 9,797,489 in current assets, and only $ 519,538 of current liabilities.

o As of January 31, 2003, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

The Company does not believe it will need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its property and equipment requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during the next twelve months. Management also believes that based on the Company's financial condition at January 31, 2003, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

As of January 31, 2003, the Company had a total of $ 4,272,835 of cash and cash equivalents compared to a total of $ 3,939,299 of cash and cash equivalents on October 31, 2002. The increase in liquid assets is the result of (i) net income earned by the Company during the three-month period following October 31, 2002,
(ii) a decrease in the amount of inventories held by the Company (the Company sold some of its excess inventory that it did not need to replenish) and (iii) additional collections of accounts receivable.

Net cash used in investing activities was $ 5,934 for the first three months ended January 31, 2003, and was attributable to capital expenditures.

Net cash used in financing activities was $ 68,746 for the three months ended January 31, 2003, which was primarily attributable to the payment on a loan incurred in connection with the purchase of Bioconnect of $44,582 and the purchase of treasury stock in the amount of $24,164.

As a result of the foregoing factors, the Company generated net cash of $408,216 from its operations during the past fiscal quarter.

Three Months 2003 vs. Three Months 2002
---------------------------------------

Net sales  increased  6.5%, or $142,000,  to $2,327,000  from  $2,185,000 in the first fiscal quarter last year, due to increased sales in the Company's Connector and Neulink divisions.

Net sales at the RF Connector division increased 1.4%, to $1,795,000 compared to $1,771,000 for the same quarter last year, due to a general increase in the demand for connectors throughout the industry.

Net sales at the RF Neulink division increased by 34% to $467,000 compared to $349,000 in the first quarter last year. The increase in sales can be attributed primarily to an increase in the number of products offered to the Company's customers.

Net sales at the Bioconnect division decreased 62% to $64,500 from $170,400. The decrease in sales can be attributed primarily to the loss of a large contract the division was actively shipping in the first quarter of 2002.

Cost of sales increased 3.7% or $42,500, to $1,192,200 from $1,149,700 in the same quarter last year. The increase is primarily due to the 6.5% increase in net sales. Overall gross margins, as a percentage of sales, increased 1.4% compared to the first quarter last year. Gross margins typically fluctuate due to the mix of products sold by the Company.

Engineering expenses increased 21%, or $34,500, to $198,500 from $164,000 in the first quarter last year. Engineering expenses increased primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem, the Company intends to introduce to replace an existing product line.

Selling and general expenses decreased 6% or $46,000, to $724,000 from $770,000 in the same quarter last year. Selling and general expenses were higher in the first quarter last year due primarily to $37,500 in expenses associated with the development of a new catalog for the RF Connector division.

The Company anticipates that its selling and general expenses will remain the same or decrease in the near future due to the recent closing and relocation of the Bioconnect facilities. During the past few months, the Company has closed the separate facilities that Bioconnect had maintained in Lake Elsinore, California, and moved those facilities to the Company's principal offices in San Diego, California. In connection with the foregoing relocation and consolidation, the Company also permitted the employment agreements of two of Bioconnect's officers to expire and reduced the number of employees in the Bioconnect division. All of the foregoing actions are expected to reduce the Company's selling and general expenses in the future.

Net interest income decreased to $11,500 from $23,750 in the first quarter last year due to lower interest rates and reduced investments in mutual funds since July of 2002.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash and cash equivalents increased by $333,500 to $4,272,800 at January 31, 2003 compared to $3,939,300 at October 31, 2002. The increase is due primarily to lower inventory levels, net income of $134,796 for the first quarter of 2003, and the collection of accounts receivable.

Trade accounts receivable decreased 3%, or $35,400 to $1,111,000 compared to the October 31, 2002 balance of $1,146,400. The decrease is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

Inventories decreased to $177,500, to $3,966,000 compared to $4,143,500 on October 31, 2002. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. For the past year, the Company has been steadily reducing its inventory levels, to a sufficient amount to meet customer demand. However, based on the recent increases in customer demand, the Company does not believe that it will further significantly reduce its inventory.

Other current assets, including prepaid expenses and deposits, increased $104,000 to $273,000, from $169,000 on October 31, 2002. This increase is a seasonal factor associated with annual invoices for prepaid cargo insurance, prepaid property and liability insurance, audit fees, computer maintenance agreements and other miscellaneous expenses.

Item 3. Controls and Procedures.

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended January 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officers and the Company's Chief Financial Officer, our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.


PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits:

               99.1 Certification  of Chief  Executive  Officer  Pursuant  to 18
                    U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

               99.1 Certification  of Chief  Financial  Officer  Pursuant  to 18
                    U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         (b)      Reports on Form 8-K
                  --------------------

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RF INDUSTRIES, LTD.


Dated: March 17, 2003                            By:   Howard F. Hill
                                                 -------------------------------
                                                    Howard F. Hill, President
                                                    Chief Executive Officer




Dated: March 17, 2003                            By:  Terrie A. Gross
                                                 -------------------------------
                                                    Terrie A. Gross
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Howard F. Hill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RF Industries, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/  Howard F. Hill
-----------------------
Howard F. Hill
Chief Executive Officer

                                 CERTIFICATIONS

I, Terrie A. Gross, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RF Industries, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003



/s/   Terrie A. Gross
-----------------------
Terrie A. Gross
Chief Financial Officer