Form 10QSB
period 2003-04-30
R F INDUSTRIES LTD
filed 2003-06-12
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        for Quarter ended April 30, 2003
                         Commission File Number 0-13301

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

As of June 6, 2003, the registrant had 2,643,087 shares of Common Stock, $.01 par value, outstanding.

Transitional small business disclosure format

                                    Yes       No X

Part I.   FINANCIAL INFORMATION

Item 1: Financial Statements
                                           RF INDUSTRIES, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        April 30     October 31
                                                          2003          2002
                                                      -----------    -----------
                                                      (Unaudited)
  ASSETS
-----------
CURRENT ASSETS

Cash and cash equivalents ........................    $ 4,402,309    $ 3,939,299

Trade accounts receivable, net of allowance
for doubtful accounts of $99,022 and $84,806 .....      1,029,933      1,146,439

Notes receivable .................................         12,000         12,000

Inventories ......................................      3,923,622      4,143,617

Other current assets .............................        290,717        169,396

Deferred tax assets ..............................        162,600        162,600
                                                      -----------    -----------
     TOTAL CURRENT ASSETS ........................      9,821,181      9,573,351
                                                      -----------    -----------
       PROPERTY AND EQUIPMENT
Equipment and tooling ............................      1,119,993      1,082,813
Furniture and office equipment ...................        251,514        251,514
                                                      -----------    -----------
                                                        1,371,507      1,334,327
     Less accumulated depreciation ...............        980,637        899,504
                                                      -----------    -----------
     Total .......................................        390,870        434,823

Notes receivable from related parties ............         50,340         56,505
Note receivable from stockholder .................         70,000         70,000
Other assets .....................................         14,171         11,471
                                                      -----------    -----------
     TOTAL ASSETS                                     $10,346,562    $10,146,150
                                                      ===========    ===========



       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                           RF INDUSTRIES, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        April 30     October 31
                                                          2003          2002
                                                      -----------    -----------
                                                      (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY
-----------------------
CURRENT LIABILITIES
Accounts payable ...............................   $    218,860    $     70,806

Notes payable ..................................              0          44,582

Accrued expenses ...............................        241,132         327,271
                                                   ------------    ------------
     Total current liabilities                          459,992         442,659

Deferred tax liabilities .......................        107,800         107,800
                                                   ------------    ------------
     TOTAL LIABILITIES .........................        567,792         550,459
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares
  of $.01 par value; 3,441,054 shares issued ...         34,410          34,410

Additional paid-in capital .....................      4,695,147       4,695,147

Retained earnings ..............................      5,136,899       4,923,060

Receivables from sales of stock ................         (1,715)         (1,715)

Treasury stock, at cost - 43,800 and
   31,700 shares ...............................        (85,971)        (55,211)
                                                   ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY ................      9,778,770       9,595,691
                                                   ------------    ------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $ 10,346,562    $ 10,146,150
                                                   ============    ============





       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                             RF INDUSTRIES, LTD. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED STATEMENTS OF
                                                INCOME AND COMPREHENSIVE INCOME

                                         Three Months Ended          Six Months Ended
                                              April 30                   April 30
                                       -----------------------   -----------------------
                                             (Unaudited)               (Unaudited)
                                          2003          2002        2003         2002
                                       ---------     ---------   ----------   ----------
Net sales ..........................   $2,166,024   $2,090,989   $4,492,900   $4,275,906

Cost of sales ......................    1,071,487      956,996    2,263,645    2,106,676
                                       ----------   ----------   ----------   ----------
     Gross profit ..................    1,094,537    1,133,993    2,229,255    2,169,230
                                       ----------   ----------   ----------   ----------
Operating expenses:
     Engineering ...................      187,718      142,192      386,298      306,227

     Selling and general ...........      772,384      735,628    1,496,223    1,505,611
                                       ----------   ----------   ----------   ----------
         Totals ....................      960,102      877,820    1,882,521    1,811,838
                                       ----------   ----------   ----------   ----------
Operating income ...................      134,435      256,173      346,734      357,392
                                       ----------   ----------   ----------   ----------
Other income:
     Commissions ...................            0            0            0        8,215
     Interest ......................        4,608       16,249       16,105       40,003
                                       ----------   ----------   ----------   ----------
         Totals ....................        4,608       16,249       16,105       48,218
                                       ----------   ----------   ----------   ----------
Income before provision
    for income tax .................      139,043      272,422      362,839      405,610

Provision for income tax ...........       60,000      111,000      149,000      162,000
                                        ----------   ----------   ----------   ----------
Net income .........................   $   79,043   $  161,422   $  213,839   $  243,610
                                        ==========   ==========   ==========   ==========
Basic earnings per share ...........   $     0.02   $     0.05   $     0.06   $     0.07
                                        ==========   ==========   ==========   ==========
Diluted earnings per share .........   $     0.02   $     0.04   $     0.06   $     0.06
                                        ==========   ==========   ==========   ==========
Basic weighted average
    shares outstanding .............    3,398,014    3,409,354    3,399,146    3,409,354
                                        ==========   ==========   ==========   ==========
Diluted weighted average
    shares outstanding .............    3,709,455    3,851,303    3,680,993    3,848,809
                                        ==========   ==========   ==========   ==========
COMPREHENSIVE INCOME:
Net income .........................   $   79,043   $  161,422   $  213,839   $  243,610

Unrealized gain on available-
for-sale securities, net of deferred
 tax ...............................            0        1,613            0        8,709
                                       ----------   ----------   ----------   ----------
     Total comprehensive income ....   $   79,043   $  163,035   $  213,839   $  252,319
                                        ==========   ==========   ==========   ==========

       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                      Six months ended April 30
                                                     ---------------------------
                                                             (Unaudited)
OPERATING ACTIVITIES                                      2003           2002
                                                        --------       --------
Net income .......................................   $   213,839    $   243,610
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for bad debts .....................        24,000         50,000
     Depreciation and amortization ...............        81,133         82,721
     Amortization of unearned compensation .......                       23,490

Changes in operating assets and liabilities:
     Trade accounts receivable ...................        92,506       (256,017)
      Inventories ................................       219,994        473,495
      Other assets ...............................      (124,021)         6,329
      Accounts payable ...........................       148,054         25,865
      Accrued expenses ...........................       (86,139)       (75,458)
                                                     -----------    -----------
      Net cash provided by operating activities ..       569,366        574,035
                                                     -----------    -----------
INVESTING ACTIVITIES
      Investment in available-for-sale securities                       (30,910)
      Capital expenditures .......................       (37,179)       (17,591)
      Repayments of related party notes ..........         6,165
                                                     -----------    -----------
      Net cash used in investing activities ......       (31,014)       (48,501)
                                                     -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable ..................       (44,582)       (47,500)
      Purchase of treasury stock .................       (30,760)
                                                     -----------    -----------
      Net cash used in  financing activities .....       (75,342)       (47,500)
                                                     -----------    -----------
Net increase in cash and cash equivalents                463,010        478,034

Cash and cash equivalents at the beginning of the
 period ..........................................     3,939,299        915,538
                                                     -----------    -----------
Cash and cash equivalents at the end of the period   $ 4,402,309    $ 1,393,572
                                                     ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2002.

 Note 2 - Components of inventory
                                          April 30       October 31
                                            2003            2002
                                        ------------    ------------
                                          (Unaudited)

             Raw material and supplies   $  553,600      $  655,746
             Finished goods ..........    3,370,022       3,487,871
                                         ----------      ----------
             Totals .................   $3,923,622       $4,143,617
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

     The following table summarizes the computation of basic and diluted weighted average shares:

                                                    Three Months Ended       Six Months Ended
                                                        January 31               April 30

                                                    2003        2002        2003        2002
                                                  ---------   --------    --------    --------
Weighted average shares outstanding for
     basic net earnings per share .............   3,398,014   3,409,354   3,399,146   3,409,354

Add effects of potentially dilutive securities-
    assumed exercised of stock options ........     311,441     441,949     281,847     439,455
                                                  ---------   ---------   ---------   ---------
Weighted average shares for diluted net
    earnings per share ........................   3,709,455   3,851,303   3,680,993   3,848,809
                                                  =========   =========   =========   =========

Note 4 - Segment Information

     The Company's segments are described in Note 6 of the notes to the audited financial statements of the Company included in Form 10-KSB for the fiscal year ended October 31, 2002.

     The Company had reported segment information in its previous filings for the operations associated with its Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company's management. The sales, operating income and assets of the Bioconnect segment no longer meet the thresholds that require separate disclosures and the product line of Bioconnect is comparable with the Connector business unit. Accordingly, the Company discontinued reporting segment information on the Bioconnect segment separately and included this information in the Connector business unit in the second quarter for the year ending October 31, 2003. The comparable segment information for the second quarter year ending October 31, 2002 has been restated to conform with the 2003 presentation.

     Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales.

     Net sales and income (loss) before provision for income taxes for the three months ended April 30, 2003 and 2002 follows:

                                                             Common/
                                Connector        Neulink     Corporate        Total
                               ------------   -----------   -----------    -----------
         2003
       -------
       Net sales ...........   $ 1,926,928   $   239,096                  $ 2,166,024

       Income (loss) before
        provision for income
        taxes ...............      212,629       (78,194)         4,608       139,043

       Depreciation and
          amortization .....        35,855         4,612                       40,467

       Total assets ........     9,556,926       789,636                   10,346,562

       Additions to property
          and equipment ....        31,245                                     31,245

         2002
       -------
       Net sales ............   $ 1,887,075   $   203,914                 $ 2,090,989

       Income (loss) before
         provision for income
           taxes ............       276,859       (20,686)   $    16,249      272,422

       Depreciation and
          amortization ......        35,494         6,042                      41,536

       Total assets .........     8,758,307     1,105,355                   9,863,662

       Additions to property
          and equipment .....        13,040                                    13,040


Net sales and income (loss) before provision for income taxes for the six months ended April 30, 2003 and 2002 follows:

                                                            Common/
                                Connector        Neulink     Corporate        Total
                               ------------   -----------   -----------    -----------
        2003
      --------
      Net sales .............   $ 3,786,575   $   706,325                 $ 4,492,900

      Income (loss) before
       provision for income
          taxes .............       385,752       (39,018)        16,105      362,839

      Depreciation and
       amortization .........        71,954         9,179                      81,133

      Total assets ..........     9,556,926       789,636                  10,346,562

      Additions to property
        and equipment .......        37,179                                    37,179

        2002
      --------
      Net sales .............   $ 3,722,760   $   553,146                 $ 4,275,906

      Income (loss) before
       provision for income
          taxes .............       321,813        43,794        $40,003      405,610

      Depreciation and
       amortization .........        71,678        11,043                      82,721

      Total assets ..........     8,758,307     1,105,355                   9,863,662

      Additions to property
        and equipment .......        17,591                                    17,591

Note 5- Stock Option Plan

A description of the Company's 1990 and 2000 Stock Option Plans and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended October 31, 2002.

The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting For Stock Issued to Employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Principles No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                                  Three Months Ended             Six Months Ended
                                                       April 30                      April 30
                                                  2003           2002          2003           2002
                                                 ------         ------        ------         ------
Net income - as reported .................   $   79,043    $   161,422    $   213,839    $   243,610

Deduct total stock-based employee
     compensation expense determined
     under fair value-based method for
     all awards ..........................      (20,000)       (20,000)       (40,000)       (40,000)
                                              ---------      ---------     ----------     ----------
Net income - pro forma ...................    $  59,043     $  141,422     $  173,839     $  203,610
                                              =========      =========     ==========     ==========
Basic earnings per share - as reported ...    $    0.02     $     0.05     $     0.06     $     0.07

Basic earnings per share - pro forma .....    $    0.02     $     0.04     $     0.05     $     0.06

Diluted earnings per share - as reported..    $    0.02     $     0.04     $     0.06     $     0.06

Diluted earnings per share - pro forma ...    $    0.02     $     0.04     $     0.05     $     0.05


Note 6 - Subsequent Events

On May 22, 2003, the Company announced the repurchase, for $3.00 per share, in a single private transaction, of a 752,167 share block of its common stock. These shares represent 22% of the total shares outstanding immediately prior to the purchase and were owned by a single, unaffiliated shareholder. With the retirement of these shares, the total number of RFI common shares outstanding has been reduced to approximately 2,645,000 shares.

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits:

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INCOME TAXES

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable, or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

INVENTORY VALUATION

Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions or the market change, we may be required to record additional reserves.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o As of April 30, 2003, the amount of cash and cash equivalents was equal to $4,402,309 in the aggregate.

o As of April 30, 2003, the Company had $ 9,821,181 in current assets, and only $459,992 of current liabilities.

o As of April 30, 2003, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

In May 2003, the Company used $2,265,500 of its cash to repurchase and retire 752,167 of its then outstanding shares of common stock. Notwithstanding the foregoing repurchase, following the repurchase the Company still had over $2,000,000 of cash and cash equivalents, working capital of approximately $7,000,000, and a current ratio of approximately 16 to 1. Accordingly, the Company does not believe it will need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its property and equipment requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital obligations during the next twelve months. Management also believes that based on the Company's current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

As of April 30, 2003, the Company had a total of $ 4,402,309 of cash and cash equivalents compared to a total of $ 3,939,299 of cash and cash equivalents on October 31, 2002. The increase in liquid assets is the result of (i) net income earned by the Company during the six-month period following October 31, 2002,
(ii) a decrease in the amount of inventories held by the Company (the Company sold some of its excess inventory that it did not need to replenish) and (iii) additional collections of accounts receivable.

Net cash used in investing activities was $ 31,014 for the six months ended April 30, 2003, and was attributable to $ 37,179 in capital expenditures and $6,165 representing repayments of notes.

Net cash used in financing activities was $ 75,342 for the six months ended April 30, 2003, and was attributable to $30,760 used to purchase treasury stock and payment on a loan incurred in connection with the purchase of Bioconnect for $44,582 (last payment).

As a result of the foregoing factors, the Company generated net cash of $463,010 during the past six months.

Three Months 2003 vs. Three Months 2002

Net sales  increased  3.6%,  or $75,000,  to $2,166,000  from  $2,091,000 in the second fiscal quarter last year, due to increased sales at the Company's Neulink division.

Net sales at the RF Connector division, which now includes the Bioconnect product line, increased 2.1%, to $1,927,000 compared to $1,887,000 for the same quarter last year, due to an increase in sales of Bioconnect products in the second quarter.

Net sales at the RF Neulink division increased by 17% to $239,000 compared to $204,000 in the second quarter last year. The increase in sales can be attributed primarily to an increase in the number of RF9600 tranceivers sold.

Cost of sales increased 12% or $114,500, to $1,071,500 from $957,000 in the same quarter last year. The increase is primarily due to increased freight, duty and sales in the second quarter. Overall gross margins, as a percentage of sales, decreased 3.7% compared to the second quarter of last year primarily related to the Neulink and Bioconnect product mix during the quarter.

Engineering expenses increased 32%, or $45,500, to $187,700 from $142,200 in the second quarter last year. Engineering expenses increased primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem, to upgrade and replace an existing product line.

Selling and general expenses increased 5% or $36,800, to $772,400 from $735,600 in the same quarter last year. Selling and general expenses were higher in the second quarter this year due primarily to increased marketing, sales, advertising, legal and accouting expenses.

Net interest income decreased to $4,600 from $16,300 in the second quarter last year due to lower interest rates and reduced investments in mutual funds.

Six Months 2003 vs. Six Months 2002

Net sales increased 5.1%, or $217,000, to $4,493,000 from $4,276,000 for the six month period of 2002, primarily due to increased sales at the Neulink Division. Net sales at the RF Connector division, which now includes the Bioconnect product line, increased 1.7%, to $3,786,600 compared to $3,722,800 for the same six months last year, due to a general increase in the demand for connectors,cable assemblies.

Net sales at the RF Neulink division increased by 27.7% to $706,300 compared to $553,000 in the second quarter last year. The increase in sales can be attributed to expanded sales of Neulink wireless tranceivers.

Cost of sales increased 7.5% or $157,000, to $2,264,000 from $2,107,000 in the six month period last year. The increase is primarily due to increased freight costs, duty and sales year to date. Overall gross margins, as a percentage of sales, decreased 1.1% compared to the last year primarily because of the Neulink and Bioconnect product mix during the six months. Engineering expenses increased 26%, or $80,000, to $386,000 from $306,000 in the first half of last year. Engineering expenses increased primarily as a result of the additional expenses incurred by Neulink to develop a new high-speed wireless radio modem.

Selling and general expenses decreased 6.6% or $10,000, to $1,496,000 from $1,506,000 in the same six months last year. Selling and general expenses were higher in the six month period last year due primarily to additional catalog expense.

Net interest income decreased to $16,000 from $40,000 in the first six months last year due to lower interest rates and reduced investments in mutual funds since July of 2002.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash and cash equivalents increased by $463,010 to $4,402,309 at April 30, 2003 compared to $3,939,299 at October 31, 2002. The increase is due primarily to lower inventory levels, net income of $213,839 for the first two quarters of 2003, and the collection of accounts receivable.

Trade accounts receivable decreased 10%, or $116,500 to $1,030,000 compared to the October 31, 2002 balance of $1,146,500. The decrease is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

Inventories decreased 5%, or $220,000, to $3,923,600, compared to $4,143,600 on October 31, 2002. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. For the past year, the Company has been steadily reducing its inventory levels, to a sufficient amount to meet customer demand. However, based on the recent increases in customer demand, the Company does not believe that it will further significantly reduce its inventory.

Other current assets, including prepaid expenses and deposits, increased $121,300 to $291,700, from $169,400 on October 31, 2002. This increase is a seasonal factor associated with annual invoices for prepaid cargo insurance, prepaid property and liability insurance, audit fees, computer maintenance agreements and other miscellaneous expenses.

Subsequent Events

On May 22, 2003, the Company announced the repurchase, for $3.00 per share, in a single private transaction, of a 752,167 share block of its common stock. These shares represent 22% of the total shares outstanding immediately prior to the purchase and were owned by a single, unaffiliated shareholder. With the retirement of these shares, the total number of RFI common shares outstanding has been reduced to approximately 2,645,000 shares. Consequently, the Company's cash position was reduced by $2,256,501.

Item 3. Controls and Procedures.

     Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended April 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officer and the Company's Chief Financial Officer, our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.


PART II.   OTHER INFORMATION

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RF INDUSTRIES, LTD.


Dated: June 12, 2003                           By: /s/  Howard F. Hill
                                                  -----------------------------
                                                   Howard F. Hill, President
                                                   Chief Executive Officer




Dated: June 13, 2003                           By: /s/   Terrie A. Gross
                                                  -----------------------------
                                                    Terrie A. Gross
                                                    Chief Financial Officer

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

4.The   registrant's   other  certifying  officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003



  /s/ Howard F. Hill
-------------------------
Howard F. Hill
Chief Executive Officer

I, Terrie A. Gross, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RF Industries, Ltd.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 12, 2003


 /s/   Terrie A. Gross
-----------------------------
Terrie A. Gross
Chief Financial Officer