Form 10QSB
period 2003-07-31
R F INDUSTRIES LTD
filed 2003-09-10
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         for Quarter ended July 31, 2003
                         Commission File Number 0-13301

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

As of July 31, 2003, the registrant had 2,679,468 shares of Common Stock, $.01 par value, issued.

Transitional small business disclosure format

                                Yes     No X
                                          ---

Part I.   FINANCIAL INFORMATION

Item 1: Financial Statements
                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS






                                                        July 31       October 31
                                                          2003           2002
                                                      -----------    -----------
                                                      (Unaudited)
   ASSETS
--------------
CURRENT ASSETS

Cash and cash equivalents ..........................  $ 2,486,207   $ 3,939,299
Trade accounts receivable, net of allowance
for doubtful accounts of $106,993 and $84,806 ......    1,137,525     1,146,439
Notes receivable ...................................       12,000        12,000
Inventories ........................................    3,701,879     4,143,617
Other current assets ...............................      236,013       169,396
Deferred tax assets ................................      162,600       162,600
                                                      -----------   -----------
     TOTAL CURRENT ASSETS ..........................    7,736,224     9,573,351
                                                      -----------   -----------
PROPERTY AND EQUIPMENT

Equipment and tooling ..............................    1,121,093     1,082,813
Furniture and office equipment .....................      251,514       251,514
                                                      -----------   -----------
                                                        1,372,607     1,334,327
     Less accumulated depreciation .................    1,019,775       899,504
                                                      -----------   -----------
     Total .........................................      352,832       434,823

Notes receivable from related parties ..............       48,900        56,505
Note receivable from stockholder ...................       70,000        70,000
Other assets .......................................       14,171        11,471
                                                      -----------   -----------
     TOTAL ASSETS                                     $ 8,222,127   $10,146,150
                                                      ===========   ===========




       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                            RF INDUSTRIES, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        July 31       October 31
                                                          2003           2002
                                                      -----------    -----------
LIABILITIES AND                                       (Unaudited)
STOCKHOLDERS' EQUITY
----------------------
CURRENT LIABILITIES

Accounts payable ...............................   $    189,028    $     70,806

Notes payable ..................................              0          44,582

Accrued expenses ...............................        233,227         327,271
                                                   ------------    ------------
     Total current liabilities .................        422,255         442,659

Deferred tax liabilities .......................        107,800         107,800
                                                   ------------    ------------
     TOTAL LIABILITIES .........................        530,055         550,459
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares
  of $.01 par value; 2,679,468 and 3,441,054
    shares issued ..............................         26,794          34,410

Additional paid-in capital .....................      2,401,334       4,695,147

Retained earnings ..............................      5,332,650       4,923,060

Receivables from sales of stock ................            (15)         (1,715)

Treasury stock, at cost - 21,900 and
   31,700 shares ...............................        (68,691)        (55,211)
                                                   ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY ................      7,692,072       9,595,691
                                                   ------------    ------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY ...................   $  8,222,127    $ 10,146,150
                                                   ============    ============



       See Notes to Condensed Consolidated Unaudited Financial Statements.

                                                  RF INDUSTRIES, LTD. AND SUBSIDIARY
                                                 CONDENSED CONSOLIDATED STATEMENTS OF
                                                    INCOME AND COMPREHENSIVE INCOME

                                            Three Months Ended            Nine Months Ended
                                                 July 31                       July 31
                                         -----------------------      ------------------------
                                               (Unaudited)                    (Unaudited)
                                            2003         2002            2003          2002
                                         ----------   ----------      ----------    ----------
INCOME:
Net sales ...........................   $ 2,337,410   $ 2,161,127    $ 6,830,310   $ 6,437,033
Cost of sales .......................     1,151,146     1,186,038      3,414,791     3,292,714
                                        -----------   -----------    -----------   -----------
     Gross profit ...................     1,186,264       975,089      3,415,519     3,144,319
                                        -----------   -----------    -----------   -----------
Operating expenses:
     Engineering ....................       178,933       169,784        565,231       476,011
     Selling and general ............       684,425       760,430      2,183,275     2,266,041
                                        -----------   -----------    -----------   -----------
         Totals .....................       863,358       930,214      2,748,506     2,742,052
                                        -----------   -----------    -----------   -----------
Operating income ....................       322,906        44,875        667,013       402,267
                                        -----------   -----------    -----------   -----------
Other income (expenses):

   Realized loss on sales of
         investments ................             0        (8,192)             0        (8,192)
     Commissions ....................             0        14,886              0        23,101
     Interest .......................         1,122        17,175         17,227        57,178
                                        -----------   -----------    -----------   -----------
          Totals ....................         1,122        23,869         17,227        72,087
                                        -----------   -----------    -----------   -----------
Income before provision
    for income tax ..................       324,028        68,744        684,240       474,354
Provision for income tax ............       125,750        28,000        274,650       190,000
                                        -----------   -----------    -----------   -----------
          Net income ................   $   198,278   $    40,744    $   409,590   $   284,354
                                        ===========   ===========    ===========   ===========
Basic earnings per share ............   $      0.07   $      0.01    $      0.13   $      0.08
                                        ===========   ===========    ===========   ===========
Diluted earnings per share ..........   $      0.06   $      0.01    $      0.11   $      0.07
                                        ===========   ===========    ===========   ===========
Basic weighted average
    shares outstanding ..............     2,768,571     3,409,354      3,185,864     3,409,354
                                        ===========   ===========    ===========   ===========
Diluted weighted average
    shares outstanding ..............     3,326,677     3,738,371      3,580,094     3,814,647
                                        ===========   ===========    ===========   ===========
COMPREHENSIVE INCOME
Net income ..........................   $   198,278   $    40,744    $   409,590   $   284,354
Unrealized gain (loss) on available-
for-sale securities, net of deferred
 tax ................................             0          (723)             0         7,986
                                        -----------   -----------    -----------   -----------
           Total comprehensive income   $   198,278   $    40,021    $   409,590   $   292,340
                                        ===========   ===========    ===========   ===========

       See Notes to Condensed Consolidated Unaudited Financial Statements.

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                              Nine months ended July 31
                                                           -------------------------------
                                                                     (Unaudited)
                                                                  2003          2002
                                                              -----------    ----------
Net income ..............................................   $   409,590    $   284,354
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for bad debts ............................        36,000         70,000
     Depreciation and amortization ......................       120,270        123 090
     Amortization of unearned compensation ..............                       23,490
     Realized loss on available-for-sale securities .....                        8,192

Changes in operating assets and liabilities:
     Trade accounts receivable ..........................       (27,086)        78,397
      Inventories .......................................       441,738        439,495
      Other assets ......................................       (61,712)       (67,754)
      Accounts payable ..................................       118,222        (14,966)
      Accrued expenses ..................................       (94,044)       (12,292)
                                                            -----------    -----------
      Net cash provided by operating activities .........       942,978        932,006
                                                            -----------    -----------
INVESTING ACTIVITIES
      Proceeds from sale of available-for-sale securities                    1,780,659
      Investments in securities .........................                      (30,910)
      Capital expenditures ..............................       (38,279)       (23,980)
      Repayments of related party notes .................         1,700
                                                            -----------    -----------
      Net cash provided by (used in) investing activities       (36,579)     1,725,769
                                                            -----------    -----------
FINANCING ACTIVITIES
      Payments on loans payable .........................       (44,582)       (47,500)
      Proceeds from exercise of stock options ...........        38,840              0
      Repurchase of Company stock .......................    (2,353,749)             0
                                                            -----------    -----------
      Net cash used in  financing activities ............    (2,359,491)       (47,500)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents
                                                             (1,453,092)     2,610,275
Cash and cash equivalents at the beginning of the
 period .................................................     3,939,299        915,538
                                                            -----------    -----------
Cash and cash equivalents at the end of the period ......   $ 2,486,207    $ 3,525,813
                                                            ===========    ===========


       See Notes to Condensed Consolidated Unaudited Financial Statements

                       RF INDUSTRIES, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2002.

Note 2 - Components of inventory
                                                   July 31        October 31
                                                    2003             2002
                                                ------------      ----------
                                                (Unaudited)

          Raw material and supplies .......... $   639,853      $   655,746
          Finished goods .....................   3,062,026        3,487,871
                                                ----------        ---------
                Totals ....................... $ 3,701,879      $ 4,143,617
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

     The following table summarizes the computation of basic and diluted weighted average shares:

                                                         Three Months Ended       Nine Months Ended
                                                               July 31                July 31

                                                          2003       2002         2003       2002
                                                       ---------   ---------   ---------   ---------
     Weighted average shares outstanding for
          basic net earnings per share .............   2,768,571   3,409,354   3,185,864   3,409,354

     Add effects of potentially dilutive securities-
         assumed exercise of stock options .........     558,106     329,017     394,230     405,293
                                                       ---------   ---------   ---------   ---------

     Weighted average shares for diluted net
         earnings per share ........................   3,326,677   3,738,371   3,580,094   3,814,647
                                                       =========   =========   =========   =========

Note 4 - Segment Information

The Company's segments are described in Note 6 of the notes to the audited financial statements of the Company included in Form 10-KSB for the fiscal year ended October 31, 2002.

The Company had reported segment information in its previous filings for the operations associated with its Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company's management. The sales, operating income and assets of the Bioconnect segment no longer meet the thresholds that require separate disclosures and the product line of Bioconnect is comparable with the Connector business unit. Accordingly, the Company discontinued reporting segment information on the Bioconnect segment separately and included this information in the Connector business unit in the third quarter for the year ending October 31, 2003. The comparable segment information for the third quarter year ending October 31, 2002 has been restated to conform with the 2003 presentation.

Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales.

Net sales and income (loss) before provision for income taxes for the three months ended July 31, 2003 and 2002 follows:

                                                       Common/
                           Connector      Neulink      Corporate       Total
                           ---------     ---------     ---------    -----------

   2003
-----------
Net sales .............   $2,129,464   $  207,946                   $2,337,410

Income (loss) before
 provision for income
  taxes ...............      404,531      (81,625)        1,122        324,028

Depreciation and
   amortization .......       37,066        2,072                       39,138

Total assets ..........    7,596,044      626,083                    8,222,127

Additions to property
   and equipment ......        1,101                                     1,101

                                                       Common/
                           Connector      Neulink      Corporate       Total
                           ---------     ---------     ---------    -----------
   2002
------------
Net sales ............   $ 2,055,210   $   105,917                 $ 2,161,127

Income (loss) before
  provision for income
    taxes ............       115,155       (63,586)   $    17,175       68,744

Depreciation and
   amortization ......        45,216        (4,847)                     40,369

Total assets .........     8,836,762     1,089,256                   9,926,018

Additions to property
   and equipment .....         6,389                                     6,389


Net sales and income (loss) before provision for income taxes for the nine months ended July 31, 2003 and 2002 follows:

                                                       Common/
                           Connector      Neulink      Corporate       Total
                           ---------     ---------     ---------    -----------
   2003
-----------
Net sales .............   $5,916,038   $  914,272                   $6,830,310

Income (loss) before
 provision for income
    taxes .............      787,657     (120,644)       17,227        684,240

Depreciation and
   amortization .......      109,020       11,250                      120,270

Total assets ..........    7,596,044      626,083                    8,222,127

Additions to property
   and equipment ......       38,279                                    38,279

   2002
-----------

Net sales ............   $ 5,778,270   $   658,763                 $ 6,437,033

Income (loss) before
  provision for income
    taxes ............       436,968       (19,792)   $    57,178      474,354

Depreciation and
   amortization ......       107,200        15,890                     123,090

Total assets .........     8,836,762     1,089,256                   9,926,018

Additions to property
   and equipment .....        23,980                                    23,980

Note 5- Stock Option Plan

A description of the Company's 2000 Stock Option Plan and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended October 31, 2002.

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

                                                Three Months Ended       Nine Months Ended
                                               --------------------    ---------------------
                                                     July 31                  July 31

                                                2003         2002        2003         2002
                                             ---------    ---------   ---------    ---------
Net income - as reported .................   $ 198,278    $ 40,744    $ 409,590    $ 284,354

Deduct total stock-based employee
     compensation expense determined
     under fair value-based method for
     all awards ..........................     (20,000)    (20,000)     (60,000)     (60,000)
                                           -----------   ----------   ----------  -----------

Net income - pro forma ...................   $ 178,278    $ 20,744    $ 349,590    $ 224,354
                                           ===========  ==========  ===========  ===========

Basic earnings per share - as reported ...   $    0.07    $   0.01    $    0.13    $    0.08

Basic earnings per share - pro forma .....   $    0.06    $   0.01    $    0.11    $    0.07

Diluted earnings per share - as reported..   $    0.06    $   0.01    $    0.11    $    0.07

Diluted earnings per share - pro forma ...   $    0.05    $   0.01    $    0.10    $    0.06

Note 6 - Equity transactions

On May 22, 2003, the Company announced the repurchase, for $3.00 per share, in a single private transaction, of a 752,167 share block of its common stock. These shares were retired and represent 22% of the total shares outstanding immediately prior to the purchase and were owned by a single, unaffiliated stockholder. During the quarter ending July 31, 2003, the Company issued 34,381 shares of common stock upon the exercise of employee stock options having a weighted average exercise price of $1.13. In addition, on July 31, 2003, the Company retired 43,800 shares of its common stock, which were previously held in treasury.

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

Revenue recognition:

The Company recognizes revenue from the sale of products at the time of shipment of the product. In addition, the Company has a strategic alliance with a supplier where the Company recognizes commission income when payment is received.

Allowance for doubtful accounts:

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

Inventory valuation:

Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions are incorrect or the market changes, we may be required to record additional reserves, which may decrease future earnings.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

o As of July 31, 2003, the amount of cash and cash equivalents was equal to $ 2,486,000 in the aggregate.

o As of July 31, 2003, the Company had $ 7,736,000 in current assets, and only $ 422,000 of current liabilities.

o As of July 31, 2003, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

In May 2003, the Company used $2,256,501 of its cash to repurchase and retire 752,167 of its then outstanding shares of common stock. Notwithstanding the foregoing repurchase, following the repurchase the Company still had over $2,000,000 of cash and cash equivalents, working capital of approximately $7,000,000, and a current ratio of approximately 18 to 1. The 752,167 shares that the Company repurchased have been retired and, as permitted by Nevada law, have been restored to the status of authorized and unissued shares available for future issuance.

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

As of July 31, 2003, the Company had a total of $ 2,486,000 of cash and cash equivalents compared to a total of $ 3,939,000 of cash and cash equivalents on October 31, 2002. The decrease in liquid assets is the result of the $2,256,500 repurchase of 752,167 shares of outstanding stock in May 2003, which $2,256,500 decrease in cash was partially offset by the $198,000 of net income generated by the Company during the most recent fiscal quarter.

Net cash used in investing activities was $ 36,579 for the nine months ended July 31, 2003, and was attributable to $ 38,279 in capital expenditures and $1,700 representing repayments of notes.

Net cash used in financing activities was $2,359,491 for the nine months ended July 31, 2003, and was attributable to $2,353,749 used to purchase stock, $44,582 payments on loans payable and $38,840 representing proceeds from exercise of stock options. For the nine months ended July 31, 2003, the Company had repurchased additional shares of its common stock, and retired 43,800 of those shares.

As a result of the foregoing factors, the Company used $1,453,092 in net cash during the past nine months.

RESULTS OF OPERATIONS

Three Months 2003 vs. Three Months 2002

Net sales, in the current fiscal quarter ended July 31, 2003, increased 8.2%, or $176,300, to $2,337,400 from $2,161,100 in the third fiscal quarter last year, due to increased sales at both of the Company's two divisions.

Net sales at the RF Connector division, which now includes the Bioconnect product line, increased 3.6%, to $2,129,500 compared to $2,055,200 for the same quarter last year, due to an increase in sales of higher margin Connector products in the third quarter. The increase in sales of RF Connector products reflects a general increase in demand for wireless connectors and cable products, primarily for Wi-Fi network applications. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing increase in the demand for wireless products.

Net sales at the RF Neulink division increased during this year's third quarter by 96.9% to $207,900 compared to $105,600 in the third quarter last year. The increase in sales is primarily the result of an increase in the number of 2.4 GHz transceivers sold.

Cost of sales decreased 2.9% or $34,900, to $1,151,100 from $1,186,000 in the same quarter last year. The decrease is primarily due to decreased costs, and increased efficiencies that have been realized since the Company closed Bioconnect operations, at the Lake Elsinore plant, in January of 2003. Overall gross margins, as a percentage of sales, increased 5.7% compared to the third quarter of last year primarily related to the improvement in Connector's product mix during the quarter.

Engineering expenses increased 5.4%, or $9,100, to $178,900 from $169,800 in the third quarter last year. Engineering expenses increased primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem to upgrade and replace Neulink's existing RF9600 transceiver product line.

Selling and general expenses decreased 10% or $76,000, to $684,400 from $760,400 in the same quarter last year. Selling and general expenses were lower in the third quarter this year due primarily to decreased salary expenses and facility leasing costs since closing the Bioconnect plant.

Net interest income decreased to $1,100 from $17,100 in the third quarter last year due to reduced investments in mutual funds.

Nine Months 2003 vs. Nine Months 2002

Net sales increased 6.1, or $393,300, to $6,830,300 from $6,437,000 for the nine month period of 2002, primarily due to increased sales at the both divisions.

Net sales at the RF Connector division, which now includes the Bioconnect product line, increased 2.4%, to $5,916,000 compared to $5,778,300 for the same nine months last year, due to a general increase in the demand for cable assemblies.

Net sales at the RF Neulink division increased by 38.8% to $914,300 compared to $658,800 in the third quarter last year. The increase in sales can be attributed to expanded sales of Neulink wireless transceivers.

Cost of sales increased 3.7% or $122,100, to $3,414,800 from $3,292,700 in the nine month period last year. The increase is primarily due to increased freight costs, duty and sales year to date. Overall gross margins, as a percentage of sales, increased 1.2% compared to the last year primarily because of the Neulink and Connector product mix during the nine months.

Engineering expenses increased 18.7% or $89,200, to $565,200 from $476,000 in the first nine months last year. Engineering expenses increased primarily as a result of the additional expenses incurred by Neulink to develop a new high-speed wireless radio modem.

Selling and general expenses decreased 3.7% or $82,700, to $2,183,300 from $2,266,000 in the same nine months last year. Selling and general expenses were higher in the nine month period last year due to catalog expenses and expenses at the Bioconnect Lake Elsinore facility.

Net interest income decreased to $17,200 from $57,200 in the first nine months last year due to lower interest rates and reduced investments in mutual funds since July of 2002.

MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash and cash equivalents decreased by $1,453,092 to $2,486,207 at July 31, 2003 compared to $3,939,299 at October 31, 2002. The decrease is due primarily to the repurchase of 752,167 shares of common stock in May 2003 for $2,265,500 in cash.

Trade accounts receivable at July 31, 2003 decreased 0.8%, or $8,900 to $1,137,500 compared to the October 31, 2002 balance of $1,146,400. The decrease is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

Inventories  at July 31, 2003  decreased  10.7%,  or  $441,700,  to  $3,701,900, compared to $4,143,600 on October 31, 2002. As part of its business strategy, and because of its off-shore manufacturing arrangements, the Company normally maintains a high level of inventory. For the past year, the Company's improved inventory management has enabled it to steadily reduce inventory levels. Based on the recent increases in customer demand, the Company does not expect that it will achieve further inventory reductions.

Other current assets, including prepaid expenses and deposits, increased $66,600 to $236,000, from $169,400 on October 31, 2002. This increase is a seasonal factor associated with annual invoices for prepaid cargo insurance, prepaid property and liability insurance, audit fees, computer maintenance agreements and other miscellaneous expenses.

Item 3. Controls and Procedures.

Based on an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits:

          31.1:Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2:Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1:Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002. *

          32.2:Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002. *

               * Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report of Form 10-QSB and not "filed" as part of such report for purposes of
               Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the
               Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   RF INDUSTRIES, LTD.


Dated: September 10, 2003                          By: /s/  Howard F. Hill
                                                   ----------------------------
                                                   Howard F. Hill, President
                                                   Chief Executive Officer





Dated: September 10, 2003                          By: /s/   Terrie A. Gross
                                                   ----------------------------
                                                   Terrie A. Gross
                                                   Chief Financial Officer