Form 10KSB
period 2003-10-31
R F INDUSTRIES LTD
filed 2004-01-23
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2003

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

                               Yes X       No

The issuer's revenues for the year ended October 31, 2003 were $9,875,499.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2003, based on the average of the closing price of one share of the Common Stock of the Company, as reported on October 31, 2003 was $10,636,098. As of October 31, 2003, the registrant had 2,692,683 outstanding shares of common stock, $.01 par value.

Certain portions of the registrant's Proxy Statement for the 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:     Yes      X  No
                                                           ---

This Form 10-KSB consists of a total of 31 pages. The Index to Exhibits can be found on page 22.

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

PART I

ITEM 1.    BUSINESS

General:

     RF Industries, Ltd. (hereinafter the "Company") is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. Since December 2000, the Company has also been a manufacturer and seller of specialized electrical cabling and interconnect products to the medical monitoring market. The Company currently conducts its operations through two divisions known as (i) the RF Connector Division, which distributes cable connectors and cable assemblies, and
(ii) the Neulink Division, which distributes complete wireless data products such as radio frequency data links and wireless modems. For financial accounting purposes, the Company considers these Divisions to be two separate business units.

     The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc. and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the "Company" in this report include RF Industries, Ltd. and its divisions and wholly owned subsidiary.

RF Connector Division

     The RF Connector Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers' requirements such as the Wi-Fi and broadband wireless markets. The Company's RF connectors are manufactured for the Company by third party foreign manufacturers located in Asia. The Company has been designing, producing and selling coaxial connectors since 1987.

     The RF Connector Division also is engaged in the manufacture and distribution of RF cable assemblies. These cable assemblies consist of various types of coaxial cables that are attached to connectors (usually the Company's connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company's California facilities and are sold through distributors or directly to major OEM (Original Equipment Manufacturer) accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company's clients. The Company offers a standard line of cable assemblies with over 70,000 cable products.
During the 2003 fiscal year, the RF Connector Division added high-speed production and marking equipment in order to expand cable assembly capabilities and its Bioconnect medical product line offerings. RF cable assembly sales generated $1,398,000 of revenues, or approximately 18.4% of the RF Connector Division's net revenues during the fiscal year ended October 31, 2003.

     The Company's connectors and cable assemblies are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company's standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company's connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company's connector products are not dependent on any line of products or any market segment, the Company's overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company's connector products are more dependent upon the overall economy and on the Company's ability to market its products. While the Company's sales of connectors and cable assemblies have fluctuated in the past few years the Company believes that the continuing increase in new wireless products being introduced will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.

     In December 2000, the Company acquired Bioconnect, Inc., a designer and manufacturer of cables and interconnects for medical monitoring applications. In February, 2003, the Company consolidated Bioconnect operations with those of the RF Connector division and moved the Bioconnect operations from Lake Elsinore to the RF Connector division's San Diego facilities. The RF Connector division continues to design, manufacture and sell the Bioconnect line of medical products. The Company has leased an additional 3180 square feet of manufacturing space, adjacent to its existing facilities for the Bioconnect cable and coaxial cable assembly operations. The Bioconnect product group is engaged in the design, manufacture and sale of cables and interconnects for medical monitoring applications, such as disposable ECG cables, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires.

     The RF Connector Division generated $8,588,000, approximately 87% of the Company's net revenues during the fiscal year ended October 31, 2003.

RF Neulink Division

     The RF Neulink Division designs and manufactures, through outside contractors, wireless data products commonly known as RF data links and wireless modems. These radio modems and receivers provide high-speed wireless connections over longer distances where wire connections may not be desirable or feasible. RF Neulink sells its owns products and those of other manufacturers. During the 2003 fiscal year, RF Neulink completed the design and development of a new NL6000 radio-modem, which is now RF Neulink's new standard model. In addition to selling its own radio modem, RF Neulink also distributes antennas, transceivers and related products of other manufacturers. The RF Neulink Division is now able to offer complete turnkey packages for numerous remote data transmission applications. A few of the many applications for these products include industrial monitoring and control of remote sensors and devices (SCADA ), wireless linking of remote weather and seismic sites, multipoint military training range information systems, infrastructure linking of public safety communications networks and automatic vehicle location systems. The RF Neulink Division generated $1,288,000, or approximately 13% of the Company's net revenues during the fiscal year ended October 31, 2003.

Product Description:

     The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company's two divisions consist of the following:

RF Connector Division:

     The Company's RF Connector Division designs and distributes coaxial connectors for the numerous products, devices and instruments. Coaxial connectors have applications in commercial, industrial, automotive, scientific and military markets.

     The types of connectors offered by the RF Connector Division include 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors, some of which include digital applications, cellular and PCS telephones, Wi-Fi and broadband wireless applications, cellular and PCS infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company's connectors include telecommunications companies, circuit board manufacturers, Original Equipment Manufactures (OEM), consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The RF Connector Division markets approximately 1,500 types of connectors, which range in price from $0.40 to $125.00 per unit.

     The RF Connector Division also produces and markets the Company's cable assemblies. Cable assemblies are made with a variety of sizes and combinations of RFI coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment and entertainment systems.

     The Bioconnect group within the RF Connector division designs, manufactures and sells specialized electrical cabling and interconnect products used in the medical monitoring market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are replaced frequently in order to ensure maximum performance.

     The RF Connectors Division also designs, and manufactures through outside contractors, a variety of connectors and hand tools that are assembled into kits used by lab and field technicians, R&D technicians and engineers. The Company also designs and now offers some of its own tools, which differ from those offered elsewhere in the market. Tool products are carried as an accommodation to the Company's customers and have not materially contributed to the Company's revenues.

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

      o   NL6000 UHF and VHF wireless modems

      o Omnex Control Systems 900mhz Spread-Spectrum wireless modems and I/O modules

      o Teledesign high-speed wireless modems in VHF, UHF and 900 MHz frequen-cies

      o   Maxrad and Antenex antennas

      o   Bluewave Antennas

      o   Custom Design and Engineering services

Current applications in use worldwide for Neulink products are various and include:

      o   seismic and volcanic monitoring
      o industrial remote censoring/control in oil fields, pipelines and ware-housing
      o   lottery remote terminals
      o   various military applications
      o   remote camera control and tracking
      o   perimeter and security system control/monitoring
      o   water and waste management
      o   inventory control
      o   HVAC remote control and monitoring
      o   biomedical hazardous material monitoring
      o fish farming automation of food dispensing, water aeration and moni-toring
      o   remote emergency generator startup and monitoring
      o   Police usage for mobile want and warrant data

     During the 2003 fiscal year, RF Neulink completed the design and development of a new NL6000 radio-modem, and the Company has recently commenced marketing and selling these units. This product is a high-speed narrow band compliant radio modem, with a powerful DSP on board, that operates on a 12.5 KHz channel at a 12 Kbps data transfer rate. With standard data, enhanced data, and mobile data modes, the NL6000 is programmable to meet most needs.

     The Company also is marketing its Neulink wireless data products for use in oil and gas field monitoring, electrical control and distribution and industrial automation and plant security. In addition, the Neulink Division's standard RF 9600 radio modem, which is used to monitor seismic and volcanic activity, is designed to prevent loss of life by early warning of impending disaster.

     In addition to its own products, the Neulink Division also is the nationwide distributor for Zeus Wireless data spread spectrum transceivers. These units are true frequency hoppers @ 2.4GHz offering point-to-point, point-to- multipoint, Broadcast and TCP/IP operational modes. The Neulink Division has agreed to handle lower volume customers of this product. Under this agreement, the Neulink Division provides system design, tech support and service for sales of 2500 units.

     In 2002, the Neulink Division added the Antenex line of antennas to its product line. As a distributor for both Maxrad and Antenex antennas, the Neulink Division is now able to offer two complimentary lines of antennas, thereby addressing most antenna needs.

     In 2002, the Neulink Division also was named as a distributor of Omnex Control System's wireless modems, thereby enabling the Neulink Division to increase its line of products to include a 900 MHz spread spectrum transceiver to customers who need a license-free system. The Omnex line of products has multiple transceivers with numerous options.

     Design efforts have been completed for the software and hardware products, which, in combination with existing products, are designed to enable Neulink to market complete wireless solutions for control and monitoring of remote sites via radio modem links. New software enables RF Neulink's RF9600 wireless modems, in conjunction with our I/O modules, to configure a SCADA system. The software, named EZ-SCADA, creates a simple user-defined graphics screen that visually displays the status, analogue values and trends. EZ-SCADA software allows remote polling via base stations of SCADA units such as water, oil or gas tanks. Hardware changes include addition of Analogue `C' module, allowing system design for a full range of sensing and monitoring devices, digital, analogue and relay control.

     The Neulink Division also added several other new products to its line. With over-the-air rates of 19.2 Kbps the Teledesign Systems TS4000 series offers enhanced features such as dual RS-232 data ports and higher RF power levels. The TS4000 series offer increased range for remote SCADA systems, as well as dual RS232 port options for multiple unit control. In addition, the new TPL amplifiers for licensed systems enable increased range of communications between radios. The TPL line of high-speed switched amplifiers compliment Neulink,s high-speed radio modems.

Foreign Sales:

     Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and the Orient accounted for approximately 18% of Company sales for the fiscal year ended October 31, 2002 and approximately 12% of Company sales for the fiscal year ended October 31, 2003. The majority of the export sales during these periods were to Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its "RFI" logo, and is attempting to obtain additional foreign private label customers.

     The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers:

         Sales methods vary greatly between the two divisions.

     RF Connector presently sells its products primarily through warehousing distributors and OEM (Original Equipment Manufacturer) customers who utilize coaxial connectors and cable assemblies in the manufacture of their products. Since there are many OEMs who are not served by any of the Company's distributors, the Company's goal is to increase the number of OEMs that purchase connectors directly from the Company. The Bioconnect group markets its products both directly to hospitals and indirectly to the medical market through hospital dealers and distributors. The group also sells its products to OEMs who incorporate the leads and cables into their product offerings.

     RF Neulink sells its products directly or through manufacturers representatives, system integrators and OEM's. System integrators and OEMs integrate and/or mate Company's products with their hardware and software to produce turnkey wireless systems. These systems are then either sold or leased to other companies, including utility companies, financial institutions, petrochemical companies, government agencies, and irrigation/water management companies.

Manufacturing:

     The Company contracts with outside third parties for the manufacture all its coaxial connectors, and Neulink products. However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2003 were manufactured by the Company at its facilities in California. RF Connector has its manufacturing performed at numerous manufacturing plants in Japan, Korea, the United States and International Standards Organization (ISO) approved factories in Taiwan. The Company is not dependent on any one or only a few manufacturers for its coaxial connectors and cable assemblies. The Company does not have any agreements with manufacturers for its connectors, cable assemblies or Neulink products. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division's products. Neulink's products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

     The Bioconnect group of the RF Connector division has designed and manufactured its own products for over 20 years (including as an unaffiliated company). The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

     There are certain risks associated with the Company's dependence on third party manufacturers for its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, the potential lack of adequate capacity during periods of excess demand and increases in prices. See "Risk Factors."

Raw Materials:

     Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. The RF Connector Division purchases almost all of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector cable assembly division obtains coaxial connectors from RF Connector's manufacturing sources. The Company believes there are numerous domestic and international suppliers of coaxial connectors. Nevertheless, should the Company experience a material delay in obtaining raw materials and component parts from its existing suppliers, until alternate arrangements are made, the Company's ability to meet its customer's needs may be adversely affected.

     Neulink purchases its electronic products from various U.S. suppliers, and all Neulink wireless modem transceivers are built in the United States. The
Company believes electronic components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

Personnel:

     As of December 31, 2003, the Company employed 52 full-time employees, of whom 17 were in management, 16 were in manufacturing and assembly, 2 were engineers engaged in design, research and development, and the rest were in various administrative positions. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development:

     During the past two fiscal years, the Company spent approximately $300,000 on research and development. A significant portion of the recent research and development expenses consisted on the development of RF Neulink's new NL6000 radio modem. Since the development of the NL6000 has now been completed, research and development expenses are expected to decrease slightly. Research and development activities of the Company consist of activities intended to produce new products not marketed by others that can be marketed to the industry in general. In addition, to research and development activities, the Company also spent approximately $1,098,000 during the past two fiscal years on engineering. Engineering activities consist of the design and development of new products for specific customers and the design and engineering of new products to keep up with changes in the industry and products offered by the Company's competitors. Engineering work often is carried out in collaboration with the Company's customers.

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

Warranties and Terms:

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

Competition:

     Management estimates that RF Connector has over 50 competitors in a $900,000,000 annual coaxial connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market. Many of the competitors of the RF Connector Division have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company's strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products. The Bioconnect group competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

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

Dependence On RF Connector Division Products

     Of the Company's tow operating divisions, the RF Connector division is the largest, accounting for approximately 87% of the Company's total sales for the fiscal year ended October 31, 2003. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector division are described below.

International Sales And Operations

     Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 12% of the net sales of the Company in the year ended October 31, 2003. International revenues are subject to a number of risks, including:

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

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

     The  Company's  sales efforts are primarily  affected  through  independent distributors, 73 as of the end of fiscal 2003. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2003. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

Dependence On Principal Customer

     One customer accounted for approximately 16% of the total sales of the Company's RF Connector division for the fiscal year ended October 31, 2003. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Control By Principal Stockholders

     Officers and directors, as of January 9, 2004, own or could own, upon exercise of options, which are immediately exercisable, approximately 24% of the outstanding common stock of the Company. Accordingly, these officers and directors, in their capacities as stockholders, will be able to influence the outcome of any corporate or other matter submitted to the Company's stockholders for approval, including any merger, consolidation sale of all or substantially all of the Company's assets. Such concentrated share ownership may prevent or discourage potential bids to acquire the Company unless the terms are approved by such officers and directors.

Dependence On Key Personnel

     The Company's success will depend to a significant extent on the continued service of the Company's senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company has an employment agreement with Mr. Hill for a term, which expires on February 24, 2005. If the Company lost the services of Mr. Hill or one or more of the Company's key executives or employees (including if one or more of the Company's officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company's business, operating results, and financial condition.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

     The Company periodically considers potential acquisitions of other companies that could expand the Company's product line or customer base. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with such future acquisitions include:

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

Volatility of Trading Prices

     In the past several years the market price of the Company's common stock has varied greatly, and the volume of the Company's common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company's performance or any announcements by the Company. Factors that may result in such fluctuations include:

    o any shortfall in revenues or net income from revenues or net income ex-pected by securities analysts

    o fluctuations in the Company's financial results or the results of other connector and communications - related companies, including those of the Company's direct competitors

    o changes in analysts' estimates of the Company's financial performance, the financial performance of the Company's competitors, or the financial performance of connector and communications-related public companies in general

    o   general conditions in the connector and communications industries

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

ITEM 2.           PROPERTIES:

     The Company  leases its  corporate  headquarters  building at 7610  Miramar
Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. In addition, in February 2003, the Company leased an additional 3180 square foot facility adjacent to the Company's existing facilities to house the operations of Bioconnect, which were relocated as part of the consolidation of the operations of RF Connector and Bioconnect. The Neulink Division operates from a separate building that is located adjacent to the Company's corporate headquarters at 7606 Miramar Road, Building 7200. RF Neulink's building consists of approximately 2,400 square feet, which houses the production and sales staff of the Neulink Division. All of the foregoing leases will terminate in May 31, 2005. The aggregate monthly rental for all the Company's facilities currently is approximately $13,500 per month, plus utilities, maintenance and insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Market information: The Company's Common Stock is listed and trades on the NASDAQ Small Cap Market under the "RFIL."

     For the periods indicated, the following tables sets forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

       Quarter                                        High                 Low
     -----------                                     ------              -------

       Fiscal 2003
      -------------

       November 1, 2002 - January 31, 2003.........   2.69                 2.00
       February 1, 2003 - April 30, 2003...........   2.87                 2.00
       May 1, 2003 - July 31, 2003.................   3.78                 2.67
       August 1, 2003 - October 31, 2003...........   4.50                 3.35

       Fiscal 2002
      -------------

       November 1, 2001 - January 31, 2002.........   2.90                 2.62
       February 1, 2002 - April 30, 2002...........   2.92                2.601
       May 1, 2002 - July 31, 2002.................   2.85                2.031
       August 1, 2002 - October 31, 2002...........   2.22                1.569

     On January 9, 2004, the closing sales price of the Company's Common Stock was $6.84.

     As of January 9, 2004, there were 613 holders of the Company's Common Stock according to the records of the Company's transfer agent, Continental Stock Transfer & Trust Company, New York, New York.

     The Company has not paid any dividends to date and does not presently intend to pay cash dividends on its Common Stock in the foreseeable future.

     There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2003.

     The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. One of accounting policies that involve significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented over 40% of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

OVERVIEW

Historically, over 85% of the Company's revenues are generated by our RF Connector divisions from the sale of connector products and connector cable assemblies. Because we sell thousands of connector products for uses in thousands of end products, our sales are relatively stable and not dependent upon any industry sector or product line. As a result, our revenues and expenses are typically not subject to major fluctuations. During the fiscal year ended October 31, 2003, our sales did, however, increase by 11% over the sales in the prior year due to an overall increase in the economy and, in particular, a rebound in the telecommunications and wireless industries, which resulted in increased sales to those industries. Our RF Neulink division also contributed to the growth in sales due to increased service revenues.

We also continued to manage our operating costs by reducing our selling and general expenses during fiscal 2003 by almost 4% by consolidating two of our facilities and by merging our medical cable and connector operations into our connector divisions. The savings in our selling and general expenses for fiscal 2003 were offset by an increase in engineering and research and development expenses as we completed the development of a new wireless modem that our RF Neulink division released for sale at the end of the fiscal year.

As a result of our increased sales and control of our operating expenses, the Company generated net income for the 10th consecutive year.

During the 2003 fiscal year. we generated $1,129,000 of cash from our operations. Since the Company had $3,939,000 of cash at the beginning of the fiscal year, during this past fiscal year the Company used $2,388,000 to repurchase stock. Nevertheless, since, as of October 31, 2003, we had cash and cash equivalents of $2,684,000 in the aggregate and currently have no debt, other than normal accounts payable and accrued expenses, we continue to have sufficient cash to fund our anticipated financing and liquidity needs for the foreseeable future. Financial Condition:

The following table presents the key measures of consolidated financial condition as of October 31, 2003 and 2002:

                                              2003                          2002
                                    -------------------------    -------------------------
                                                   % Total                       % Total
                                       Amount       Assets          Amount        Assets
                                    -----------   -----------    -----------     ---------
Cash and cash equivalents.........  $2,683,896       31.2%        $3,939,299       38.8%
Current assets....................   8,146,211       94.6%         9,573,351       94.4%
Current liabilities...............     509,992        5.9%           442,659        4.4%
Working capital...................   7,636,219       88.7%         9,130,692       90.0%
Property and equipment - net......
                                       328,124        3.8%           434,823        4.3%
Total assets......................   8,608,090      100.0%        10,146,150      100.0%
Stockholders' equity..............   8,058,098       93.6%         9,595,691       94.6%

Liquidity and Capital Resources:

     Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ended October 31, 2004. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year are based on the following:

o As of October 31, 2003, the amount of cash and cash equivalents was equal to $2,684,000 in the aggregate. This amount represented approximately 94% of the selling and general expenses of the Company for the entire fiscal year ended October 31, 2003. Accordingly, the Company believes that it has sufficient cash available to operate for an entire year even if it did not generate any profits.

o As of October 31, 2003, the Company had approximately $8,146,000 in current assets, and only $510,000 of current liabilities.

o As of October 31, 2003, the Company had only $40,000 of outstanding indebtedness (other than accounts payable and other current liabilities).

o As of October 31, 2003, the total amount of fixed commitments of the Company (such as lease payments for its properties and equipment, and other non-cancelable obligations) was $241,000.

     In addition, the Company currently does not believe it will need to make any material acquisitions in fiscal 2004. Management also believes that based on the Company's financial condition at October 31, 2003, the absence of outstanding bank debt, and its recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

     The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.

     Inventories as of October 31, 2003 were $3,455,000, a $689,000 decrease from October 31, 2002. As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company's competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which amount it increases or decreases to reflect its sales. The Company continuously monitors its inventory levels and, because of recent increases in sales, may commence increasing its inventory levels.

     The net income for the current year was $711,000, net cash provided by operating activities for the year ended October 31, 2003 was $1,129,000. For the prior year ended October 31, 2002, net income was $380,000, and cash provided by operating activities was $1,415,000. In each of the past two fiscal years, net cash provided from operations exceeded net income due to the reduction in inventories (which enabled the Company to generate sales without having to expend cash to purchase or replenish those inventories), non-cash depreciation and amortization expenses, and certain other factors.

     Net cash used in investing activities was $44,000 during fiscal 2003, compared to $1,653,000 provided by investing activities in fiscal 2002. The net cash that the Company realized in fiscal 2002 from investing activities was due to the liquidation by the Company of its short-term money market holdings.

     Financing activities reduced the Company's net cash by $2,340,000 in the current year primarily as a result of the repurchase in May 2003 by the Company of 752,167 of its outstanding shares of common stock at $3.00 per share (a cash outlay of $2,256,501), and repurchase of stock on open market of $83,499. The decrease in cash due to the repurchase of shares was partially offset by the issuance of $90,000 of new shares upon the exercise of stock options. The Company used $45,000 in financing activities during the previous year to repay outstanding loans.

Results of Operations:

     The following summarizes the key components of the consolidated results of operations for the years ended October 31, 2003 and 2002:


                                         2003                      2002
                               -----------------------    ----------------------
                                               % of                       % of
                                  Amount       Sales         Amount       Sales
                               -----------  ----------    -----------   --------

Net sales...................... $9,875,499     100.0%      $8,915,935     100.0%
Cost of sales..................  5,079,307      51.4%       4,669,673      52.4%
Gross profit...................  4,796,192      48.6%       4,246,262      47.6%
Engineering expenses...........    753,562       7.6%         644,120       7.2%
Selling and general expenses...
                                 2,849,506      28.9%       2,964,072      33.2%
Impairment of goodwill....               -         -          220,509       2.5%
Operating income...............  1,193,124      12.1%         417,561       4.7%
Other income...................     22,321        .2%         354,423       4.0%
Income before income taxes.....
                                 1,215,445      12.3%         771,984       8.7%
Income taxes...................    504,700       5.1%         392,300       4.4%
Net income.....................    710,745       7.2%         379,684       4.3%



     Net sales of the Company increased by $960,000, or 11%, for the fiscal year ended October 31, 2003 compared to the fiscal year ended October 31, 2002. The increase in fiscal 2003 is attributable in part to a $537,000 increase in sales at the Company's RF Connector Division to $8,588,000 in fiscal 2003 from $8,051,000 in fiscal 2002. The increase in net sales in the RF Connector Division was due to an increase in overall demand for connector products, particularly for wireless applications, during the second half of the fiscal year. For the fiscal year ended October 31, 2003, net sales of Neulink Division increased by $423,000.

     Net sales for the Neulink Division increased by $423,000 to $1,288,000 in fiscal 2003 from $865,000 in fiscal 2002. The primary reason for the increase in Neulink's revenues is due to the consulting and engineering assistance that Neulink started to offer to its customers. Neulink also offered its customers cables, antennas and radio modems to optimize their end use performance, thus increasing sales. Neulink has recently supplemented the product line that it offers with the new modem that it has developed and recently introduced.

     The Company's gross profit increased by $550,000 to $4,796,000 in 2003 from $4,246,000 in 2002 due to the increase in net sales and a slight decrease in the cost of sales. As a percent of sales, gross profit increased to 48.6% in fiscal 2003 from 47.6% of sales in fiscal 2002. The increase in the gross profit percentage is primarily due to product mix, and increased sales volume, which increased volume enabling the Company to obtain better pricing on its product purchases and reduce its per unit labor costs.

     Engineering expenses, which include research and development expenses, increased by $110,000 from $644,000 in fiscal 2002 to $754,000 in fiscal 2003. As a percent of sales, engineering expenses increased from 7.2% in fiscal 2002 to 7.6% in fiscal 2003. The increase in engineering expenses is attributable to an increase in the design and development activities related the development of the recently released new Neulink modem. Since the development of that modem has now been completed, research and development expenses are expected to decrease slightly during the current fiscal year.

     Selling and general expenses decreased by $114,000, or by 3.9%, from $2,964,000 in fiscal 2002 to $2,850,000 in fiscal 2003. The decrease is primarily due to the consolidation of the Bioconnect operations with and into the RF Connector division, which consolidation eliminated certain duplicative costs.

     Operating income increased by $775,000 from $418,000 in fiscal 2002 to $1,193,000 in fiscal 2003. The increase in operating income is primarily attributable to increased sales in both the divisions, the higher gross margins, and the decrease in selling and general expenses. Operating income in fiscal 2002 also was lowered by $221,000 due to an impairment of goodwill charge. No similar charge was taken in fiscal 2003.

     Other income decreased by $332,000. Other income in fiscal 2002 benefited from a one-time contract settlement of $272,000 and from commissions of $23,000. The remaining decrease in other income in fiscal 2003 from other income in fiscal 2002 was due to a $45,000 decrease in interest earnings, which decrease is due to the lower cash balances held by the Company during the current year (cash balances were reduced by $2,388,000 due to the repurchase of shares)

     Net income increased by $331,000to $711,000, compared to net income of $380,000 in fiscal 2002. The increase in net income is due to the overall increase in net sales coupled with a decrease in operating expenses.

ITEM 7. FINANCIAL STATEMENTS

     The following Financial Statements of the Company with related Notes and Report of Independent Public Accountants are attached hereto as pages F-1 to F-19 and filed as part of this Annual Report:

    o   Report of  J.H. Cohn LLP, Independent Public Accountants

    o   Balance Sheet as of October 31, 2003 and 2002

    o   Statements of Income for the years ended October 31, 2003 and 2002

    o Statements of Stockholders' Equity for the years ended October 31, 2003 and 2002

    o   Statements of Cash Flows for the years ended October 31, 2003 and 2002

    o   Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which is filed as Exhibit 14 to this Form 10-K/SB.

     The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of the Company's 2004 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of the Company's 2004 Annual Meeting of Shareholders, which the Company will file, with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of the Company's 2004 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of the Company's 2004 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

         10.3     Lease Agreement - San Diego, CA Facility (3)

         10.4     Employment Contract - Howard Hill (4)

         10.5     Employment Contract-Terrie Gross(4)

         10.6     Lease Agreement-Neulink Division - San Diego, CA Facility (3)

         14.1     Code of Ethics

         31.1     Certification  of  Principal  Executive  Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification  of  Principal  Financial  Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

         Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the last quarter of the fiscal year ending October 31, 2003:

     o On September 8, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company's earnings and results of operations for the Company's third fiscal quarter ended July 31, 2003.

     o On September 25, 2003, the Company filed a Current Report on Form 8-K to disclose the introduction of a new product.

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

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     As of October 31, 2003, the Company  carried out an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures, for a company of its size, are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion.

(b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the information under the caption "Principal Accountant Fees And Services" of the Registrant's definitive Proxy Statement and notice of the Company's 2004 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.



                                    SIGNATURE

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.


Date:  January 23, 2004                   By:     /s/    Howard F. Hill
                                              -------------------------
                                              Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  January 23, 2004                  By:       /s/    Terrie A. Gross
                                                --------------------------
                                                Terrie A. Gross,
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Dated:  January 23, 2004                  By:      /s/  Howard F. Hill
                                                ----------------------
                                                Howard F. Hill,
                                                Chief Executive Officer

Dated:  January 23, 2004                  By:       /s/   John Ehret
                                                --------------------
                                                John Ehret, Director

Dated:  January 23, 2004                  By:      /s/   Marvin Fink
                                                --------------------
                                                Marvin Fink, Director

Dated:  January 23, 2004                  By:      /s/   Henry Hooper
                                                ---------------------
                                                Henry Hooper, Director

Dated:  January 23, 2004                  By:      /s/   Robert Jacobs
                                                ----------------------
                                                Robert Jacobs, Director

Dated:  January 23, 2004                  By:      /s/    Linde Kester
                                                ----------------------
                                                Linde Kester, Director

                              RF INDUSTRIES, LTD.



                          INDEX TO FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                          PAGE
                                                                         ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS .......................          F-2

BALANCE SHEETS
  OCTOBER 31, 2003 AND 2002 ....................................          F-3

STATEMENTS OF INCOME
  YEARS ENDED OCTOBER 31, 2003 AND 2002 ........................          F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED OCTOBER 31, 2003 AND 2002 ........................          F-5

STATEMENTS OF CASH FLOWS
  YEARS ENDED OCTOBER 31, 2003 AND 2002 ........................          F-6

NOTES TO FINANCIAL STATEMENTS ..................................          F-7/19


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
RF Industries, Ltd.


We have audited the accompanying balance sheets of RF INDUSTRIES, LTD. as of October 31, 2003 and 2002, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2003 and 2002, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






San Diego, California
December 9, 2003

                               RF INDUSTRIES, LTD.

                                  BALANCE SHEETS
                            OCTOBER 31, 2003 AND 2002

                                     ASSETS
                                    --------

                                                                  2003             2002
                                                              ------------     -----------
Current assets:
    Cash and cash equivalents ............................   $  2,683,896    $  3,939,299
    Trade accounts receivable, net of allowance for
        doubtful accounts of $55,322 and $84,806 .........      1,701,618       1,146,439
    Notes receivable .....................................         12,000          12,000
    Inventories ..........................................      3,455,018       4,143,617
    Other current assets .................................        158,079         169,396
    Deferred tax assets ..................................        135,600         162,600
                                                             ------------    ------------
           Total current assets ..........................      8,146,211       9,573,351
                                                             ------------    ------------

Property and equipment:
    Equipment and tooling ................................      1,125,485       1,082,813
    Furniture and office equipment .......................        260,183         251,514
                                                             ------------    ------------
                                                                1,385,668       1,334,327

    Less accumulated depreciation ........................      1,057,544         899,504
                                                             ------------    ------------
           Totals ........................................        328,124         434,823
                                                             ------------    ------------

Notes receivable from related parties ....................         49,584          56,505
Note receivable from stockholder .........................         70,000          70,000
Other assets .............................................         14,171          11,471
                                                             ------------    ------------

           Totals ........................................   $  8,608,090    $ 10,146,150
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------

Current liabilities:
    Accounts payable .....................................   $    181,637    $     70,806
    Accrued expenses .....................................        328,355         327,271
    Notes payable ........................................                         44,582
                                                             ------------    ------------
           Total current liabilities .....................        509,992         442,659

Deferred tax liabilities .................................         40,000         107,800
                                                             ------------    ------------
           Total liabilities .............................        549,992         550,459
                                                             ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Common stock - authorized 10,000,000 shares at $.01
        par value; 2,692,683 and 3,441,054 shares issued .         26,927          34,410
    Additional paid-in capital ...........................      2,418,033       4,695,147
    Retained earnings ....................................      5,633,805       4,923,060
    Receivables from sale of stock .......................                         (1,715)
    Treasury stock, at cost - 6,000 and 31,700 shares ....        (20,667)        (55,211)
                                                             ------------    ------------
           Total stockholders' equity ....................      8,058,098       9,595,691
                                                             ------------    ------------

           Totals ........................................   $  8,608,090    $ 10,146,150
                                                             ============    ============


See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                                   2003           2002
                                                               -----------    -----------
Net sales ..................................................   $ 9,875,499    $ 8,915,935
Cost of sales ..............................................     5,079,307      4,669,673
                                                                ----------     ----------

Gross profit ...............................................     4,796,192      4,246,262
                                                                ----------     ----------

Operating expenses:
    Engineering ............................................       753,562        644,120
    Selling and general ....................................     2,849,506      2,964,072
    Impairment of goodwill .................................                      220,509
                                                                ----------     ----------
        Totals .............................................     3,603,068      3,828,701
                                                                ----------     ----------

Operating income ...........................................     1,193,124        417,561
                                                                ----------     ----------

Other income (expense):
    Realized loss from sale of available-for-sale securities                       (8,192)
    Commissions ............................................                       23,101
    Contract settlement ....................................                      272,031
    Interest ...............................................        22,321         67,483
                                                                ----------     ----------
        Totals .............................................        22,321        354,423
                                                                ----------     ----------

Income before provision for income taxes ...................     1,215,445        771,984

Provision for income taxes .................................       504,700        392,300
                                                                ----------     ----------

Net income .................................................   $   710,745    $   379,684
                                                                ==========     ==========
Earnings per share:
    Basic ..................................................   $       .23    $       .11
                                                                ==========     ==========

    Diluted  ...............................................   $       .19    $       .09
                                                                ==========     ==========

See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                                                      Accumulated                           Total
                                                    Additional                           Other     Receivables              Stock-
                                 Common Stock        Paid-In     Retained    Unearned  Comprehen-  from Sale   Treasury     holders'
                               Shares     Amount     Capital     Earnings  Compensation sive Loss   of Stock     Stock      Equity
                               -------   --------   ---------  ----------- -----------  ----------  ---------  ----------  --------
Balance, November 1, 2001 ... 3,441,054   $34,410   $4,695,147   $4,543,376   $(23,490)  $(7,986)   $(1,715)  $(55,211)  $9,184,531

Net income ..................                                       379,684                                                 379,684

Effect of change in fair
 value of available-for-sale
 securities, net of deferred
 taxes of $5,105 ............                                                              7,986                              7,986
                                                                                                                          ----------


Comprehensive income ........                                                                                               387,670

Amortization of unearned
 compensation ...............                                                   23,490                                       23,490
                              ---------  --------   ----------   ----------  ---------  ---------   --------   -------    ----------
Balance, October 31, 2002 ... 3,441,054    34,410    4,695,147    4,923,060      --        --        (1,715)   (55,211)   9,595,691

Net income ...................                                      710,745                                                 710,745

Tax benefit on non-qualified
 stock options................                          47,500                                                               47,500

Repayments of receivables
from sale of stock ...........                                                                        1,715                   1,715

Exercise of stock options ....   73,296       733       89,962                                                               90,695

Purchase of treasury stock ...                                                                              (2,388,248)  (2,388,248)

Retirement of common stock ... (821,667)   (8,216)  (2,414,576)                                              2,422,792
                             -----------   -------  -----------  ----------  ---------  --------  ---------  ----------   ----------
Balance, October 31, 2003 ....2,692,683   $26,927   $2,418,033   $5,633,805  $  --      $  --     $   --      $(20,667)  $8,058,098
                             ===========  ========  ===========  ==========  =========  ========  =========  ==========  ===========



See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                                         2003           2002
                                                                     -----------     ----------
Operating activities:
    Net income ..................................................   $   710,745    $   379,684
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for bad debts ..................................        54,000         60,000
       Depreciation and amortization ............................       158,040        162,226
       Amortization of unearned compensation ....................                       23,490
       Deferred income taxes ....................................       (40,800)        12,700
       Realized loss on sale of available-for-sale securities ...                        8,192
       Impairment of goodwill ...................................                      220,509
       Income tax benefit on non-qualified stock options ........        47,500
       Changes in operating assets and liabilities:
          Trade accounts receivable .............................      (609,179)      (224,636)
          Inventories ...........................................       688,599        602,508
          Other assets ..........................................         8,617        158,010
          Accounts payable ......................................       110,831        (36,339)
          Accrued expenses ......................................         1,084         48,864
                                                                    -----------    -----------
              Net cash provided by operating activities .........     1,129,437      1,415,208
                                                                    -----------    -----------

Investing activities:
    Proceeds from sale of securities ............................                    1,780,598
    Investments in securities ...................................                      (30,910)
    Capital expenditures ........................................       (51,341)       (40,049)
    Payments from/(loans to) to related party ...................         6,921        (56,505)
                                                                    -----------    -----------
              Net cash provided by (used in) investing activities       (44,420)     1,653,134
                                                                    -----------    -----------

Financing activities:
    Exercise of stock options ...................................        90,695
    Purchase of treasury stock ..................................    (2,388,248)
    Payments on notes payable ...................................       (44,582)       (44,581)
    Repayments of receivables from sale of stock ................         1,715
                                                                    -----------    -----------
              Net cash used in financing activities .............    (2,340,420)       (44,581)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............    (1,255,403)     3,023,761

Cash and cash equivalents at beginning of year ..................     3,939,299        915,538
                                                                    -----------    -----------

Cash and cash equivalents at end of year ........................   $ 2,683,896    $ 3,939,299
                                                                    ===========    ===========

Supplemental cash flow information - income taxes paid ..........   $   514,700    $    91,000
                                                                    ===========    ===========

Noncash financing activities - retirement of common stock .......   $ 2,422,792
                                                                    ===========

See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


                                      F-19

Note 1 - Business  activities  and summary of significant  accounting  policies:
   Business  activities:
     The Company's business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications (the "RF CONNECTOR Business Unit") and the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment (the "NEULINK Business Unit"). Management considers each business unit to be a separate business segment (see Note 6).

   Principles of consolidation:
     The consolidated financial statements include the accounts of RF Industries, Ltd. (the "Parent") and its wholly-owned subsidiary,
     Bioconnect, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. On February 1, 2003, Bioconnect, Inc. was dissolved and its operations were merged into RF Industries, Ltd. Accordingly, the accompanying financial statements are no longer presented as consolidated financial statements.

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

   Revenue  recognition:
     Revenue from product sales is recognized when the product is shipped. In addition, the Company had a strategic alliance in 2002 with a supplier where the Company recognized commission income when payment was received.

   Investments:
     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments in mutual fund units were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains and losses arising from such valuation were excluded from income and recognized, net of applicable income taxes, in accumulated other comprehensive income until realized. The Company used the specific identification method to determine the cost basis for realized gains or losses included in income.

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

   Advertising:
     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $66,890 and $78,440 in 2003 and 2002, respectively.

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

     The following table summarizes the calculation of basic and diluted earnings per share:

                                                            2003         2002
                                                         ----------   ----------
     Numerators:
         Net income (A) ..............................   $  710,745   $  379,684
                                                         ==========   ==========

     Denominators:
         Weighted average shares outstanding for basic
           earnings per share (B) ....................    3,053,352    3,441,054
         Add effects of potentially dilutive securities-
           assumed exercise of stock options .........      617,273      609,584
                                                         ----------   ----------
         Weighted average shares for diluted
           earnings per share (C) ....................    3,670,625    4,050,638
                                                         ==========   ==========

     Basic net earnings per share (A)/(B) ............   $      .23   $      .11
                                                         ==========   ==========

     Diluted net earnings per share (A)/(C) ..........   $      .19   $      .09
                                                         ==========   ==========

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


Note 2 - Concentration of credit risk and sales to major customers:
     The Company maintains its cash balances primarily in one financial institution. As of October 31, 2003, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $244,417. As of October 31, 2003, the Company had two unsecured money market accounts totaling $2,349,277. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

     Sales to one customer represented 16% and 17% of total sales in 2003 and 2002, respectively. The Company does not have a written agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits.


Note 3 - Investments:
     Realized losses from sales of investments were $8,192 in 2002. There were no sales of investments in 2003.

     The reclassification adjustment included in comprehensive income during 2002 consisted of net unrealized holding gains arising during the year, net of deferred taxes of $206, and an adjustment for realized loss, net of deferred taxes included in net earnings of $7,986.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Inventories:
     Inventories consisted of the following as of October 31, 2003 and 2002:

                                                         2003           2002
                                                     ------------   ------------

              Raw materials and supplies..........   $   591,892    $   655,746
              Finished goods .....................     2,997,902      3,547,551
              Less inventory reserve .............      (134,776)       (59,680)
                                                      -----------    -----------

                   Totals ........................   $ 3,455,018    $ 4,143,617
                                                      ===========    ===========


Note 5 - Commitments:
     The Company leases its facilities in San Diego, California under a noncancelable operating lease. The lease expires in May 2005 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 2003. The lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through December 2005.

     Rent expense under all operating leases totaled approximately $218,000 and $174,000 in 2003 and 2002, respectively.

     Minimum lease payments under these operating leases for years subsequent to October 31, 2003 are as follows:

                       Year Ending
                       October 31,                                     Amount
                     ---------------                                 ----------
                          2004 ...............................       $155,000
                          2005 ...............................         85,000
                          2006 ...............................          1,000
                                                                      --------
                             Total ...........................        $241,000
                                                                      ========

     The Company has an employment agreement with its President and Chief Executive Officer for a term which expires on February 24, 2005. The aggregate amount of compensation provided for over the remaining term of the agreement amounted to $220,000 at October 31, 2003.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Segment information:
     The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same format reviewed by the Company's management (the "management approach").

     Management identifies the Company's segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. The Company had reported segment information in its previous filings for the operations associated with its Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company's management. The sales, operating income and assets of the Bioconnect segment no longer meet the thresholds that require separate disclosures and the product line of Bioconnect is comparable with the Connector business unit. Accordingly, the Company discontinued reporting segment information on the Bioconnect segment separately and included this information in the Connector business unit for the year ended October 31, 2003. The comparable segment information for the year ended October 31, 2002 has been restated to conform with the 2003 presentation. Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company allocates depreciation and amortization and other indirect expenses at the rate of 92.5% to the RF CONNECTOR Business Unit and 7.5% to the NEULINK Business Unit. The basis for this allocation is based upon the number of personnel employed in each Business Unit.

     The Company attributes revenues to geographic areas based on the location of the customers. The following table presents the revenues of the Company by geographic area for the years ended October 31, 2003 and 2002:

                                                           2003         2002
                                                        ----------    --------

          United States ..........................      $8,675,099   $7,321,967
          Foreign countries ......................       1,200,400    1,593,968
                                                         ----------   ----------

             Totals .............................       $9,875,499   $8,915,935
                                                        ==========   ==========

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Segment information (concluded):
     Net sales, income (loss) before provision for income taxes and other related segment information as of October 31, 2003 and 2002, and for the years ended October 31, 2003 and 2002 follows:

                                                                      Common/
                                       Connector       Neulink        Corporate       Total
                                     -------------   -----------     -----------    ----------
      2003
   ----------
   Net sales .......................    $8,587,993    $1,287,506                    $9,875,499

   Income (loss) before
     provision for income
     taxes .........................     1,317,242      (124,118)      $ 22,321      1,215,445

   Depreciation and
     amortization ..................       140,227        17,813                       158,040

   Total assets ....................     7,903,480       704,610                     8,608,090

   Additions to property
     and equipment .................       51,341                                       51,341

   2002
----------
   Net sales .......................    $8,051,058    $  864,877                    $8,915,935

   Income (loss) before
     provision for income
     taxes .........................       754,016       (41,323)      $ 59,291        771,984

   Depreciation and
     amortization ..................       142,095        20,131                       162,226

   Total assets ....................     9,163,044       983,106                    10,146,150

   Additions to property
     and equipment .................        40,049                                      40,049



                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Income taxes:
               The provision for income taxes consists of the following:

                                                      2003           2002
                                                    --------       -------
            Current:
               Federal ..........................  $ 426,500      $ 290,400
               State ............................    119,000         89,200
                                                   ----------      ---------
                                                     545,500        379,600
                                                   ----------      ---------
           Deferred:
              Federal ..........................     (30,800)        10,700
              State ............................     (10,000)         2,000
                                                   ----------      ---------
                                                     (40,800)        12,700
                                                   ----------      ---------
                 Totals .......................    $ 504,700      $ 392,300
                                                   ==========      =========

     Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                                  2003                   2002
                                         ----------------------  ---------------------
                                                    % of Pretax            % of Pretax
                                            Amount     Income      Amount    Income
                                         ---------   ----------  --------- -----------
     Income tax at Federal
       statutory rate ................     $413,200      34.0%   $262,500     34.0%

     State tax provision, net
       of Federal tax benefit ........       72,000       5.9      60,200      7.8

     Nondeductible differences ........       6,600       0.5      80,100     10.4

     Other ............................      12,900       1.1     (10,500)    (1.4)
                                           --------    -------   ---------   ------
     Provision for income
              taxes ..................     $504,700      41.5%   $392,300     50.8%
                                          =========    =======   =========   ======

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 7 - Income taxes (concluded):

     The Company's total deferred tax assets and deferred tax liabilities at October 31, 2003 and 2002 are as follows:

                                                     2003           2002
                                                  ---------       -------
      Assets:
        Allowance for doubtful accounts ....     $  23,700      $  36,300
        Inventory obsolescence .............        57,700         25,600
        Accrued vacation ...................        34,600         43,400
        State income taxes .................        36,900         30,300
        Other ..............................        73,000         60,900
                                                 ---------      ---------
             Total .........................       225,900        196,500
      Liabilities:
        Depreciation .......................       (96,400)      (107,800)

        Valuation allowance ................       (33,900)       (33,900)
                                                 ---------      ---------

             Net deferred tax assets .......     $  95,600      $  54,800
                                                 =========      =========

     The other temporary differences generating net current and noncurrent deferred tax assets and liabilities were primarily related to deferred compensation and capital loss carryforward.


Note 8 - Stock options:
     Incentive and Non-Qualified Stock Option Plans:
          The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2003, a total of 54,585 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

          The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2003, a total of 39,555 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Stock options (continued):
          Incentive and Non-Qualified Stock Option Plans (concluded):
               In May 2000, the Board of Directors adopted the Company's 2000 Stock Option Plan (the "2000 Option Plan"). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Accordingly, as of October 31, 2003, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 330,000, of which 58,252 shares were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options. Incentive stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant, while non-qualified options are granted at no less than 85% of the fair value of the common stock on the date of grant.

          Compensatory stock option plans:
               The Company granted options to two executives to purchase a total of 180,000 shares of common stock at $.10 per share pursuant to the terms of their employment contracts dated February 1, 1998. The options to purchase 45,000 shares are scheduled to vest and become exercisable annually from March 1, 1998 through February 28, 2002. The difference of $376,200 between the market value and the aggregate purchase price of the shares subject to option at the date of grant was initially recorded as unearned compensation and deducted from stockholders' equity, and is being amortized over the vesting period. A total of $23,490 was amortized to compensation expense in 2002; the unearned compensation was fully amortized in 2002.

          Additional required disclosures related to stock option plans:
               Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options other than the amounts attributable to the compensatory options granted to the executives described above. Had compensation cost been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net income and earnings per share in 2003 and 2002 would have been reduced to the pro forma amounts set forth below:

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Stock options (continued):
          Additional   required   disclosures  related  to  stock  option  plans
          (continued):

                                                          2003           2002
                                                       ----------     ----------
          Net income:
             As reported ............................  $ 710,745      $ 379,684
             Deduct total stock-based employee
                compensation expense determined
                under fair value based method for all
                awards ..............................   (297,665)      (349,865)
                                                      -----------    -----------

             Pro forma ..............................  $ 413,080      $  29,819
                                                      ===========    ===========

          Basic earnings per share:
             As reported ............................  $     .23      $     .11
             Pro forma ..............................  $     .14      $     .01

          Diluted earnings per share:
             As reported ............................  $     .19      $     .09
             Pro forma ..............................  $     .11      $     .01


          The fair value of each option granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2003           2002
                                                       ----------     ----------


          Dividend yield ...........................          0%              0%
          Expected volatility ......................         60%             94%
          Risk-free interest rate ..................       4.33%           3.85%
          Expected lives ...........................    10 years        10 years

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Stock options (concluded):
          Additional required disclosures related to stock option plans (concluded):
               Additional information regarding all of the Company's outstanding stock options at October 31, 2003 and 2002 and changes in outstanding stock options in 2003 and 2002 follows:

                                                                   Weighted                  Weighted
                                                       Shares       Average      Shares       Average
                                                      or Price     Exercise     or Price      Exercise
                                                     Per Share       Price      Per Share      Price
                                                    -----------    ---------   ----------   -----------
               Options outstanding at
                 beginning of year .................  1,245,764       1.71      1,125,334       1.67
               Options granted .....................    170,365       2.83        120,430       2.03
               Options exercised ...................    (73,296)      1.23
               Options forfeited ...................    (54,966)      3.39
                                                     ----------       ------   ----------       -----
               Options outstanding at  end of year..  1,287,867       1.67      1,245,764       1.71
                                                     ==========                 =========

               Option price range at end of year... $.10 -$5.75                $.10-$5.75

               Weighted average fair value of
                 options granted during the year...      $ 2.05                   $ 1.80
                                                     ==========                    =====

               The following table  summarizes  information  about stock options
               outstanding   at  October   31,   2003,   all  of  which  are  at
               fixed-prices:

                                           Weighted Average
                                              Remaining
                                           Contractual Life           Number
             Exercise       Number            of Options            of Options
              Price      Outstanding          Outstanding           Exercisable
            ---------    -----------      -------------------       ------------
             $0.10         470,000       1 yr. after termination       470,000
             $1.33          10,000              6 yrs.                  10,000
             $1.50         100,000      1 yr. after termination         80,000
             $1.56          16,313              6 yrs.                  16,313
             $1.59          17,555              5 yrs.                  17,555
             $1.76          14,000              9 yrs.                  14,000
             $1.87           4,470              5 yrs.                   4,470
             $2.07          81,135              9 yrs.                  81,135
             $2.13         100,000      1 yr. after termination
             $2.13           6,000              4 yrs.                   6,000
             $2.26          41,335              8 yrs.                  41,335
             $2.50           5,000              4 yrs.                   5,000
             $2.66          49,755              8 yrs.                  49,755
             $2.90         200,000      1 yr. after termination         60,000
             $3.36          16,000              10 yrs.
             $3.95          43,000              10 yrs.
             $4.35          10,000              7 yrs.                  10,000
             $4.88           6,000              3 yrs.                   6,000
             $5.12          69,002              7 yrs.                  69,002
             $5.75          28,302              3 yrs.                  28,302
                       -----------                                ------------
                         1,287,867                                     968,867
                       ===========                                ============

                              RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 9 - Retirement plan:
          The Company  sponsors a deferred savings and profit sharing plan under
          Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2003 or 2002.


Note 10- Related party transactions:

          The note receivable from stockholder of $70,000 at October 31, 2003 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date.

          The notes receivable from related parties of $49,584 and $56,505 at October 31, 2003 and 2002, respectively, are due from employees of the Company, bear interest at 6% and are due when shares of the Company's common stock are sold by the employees. The notes are collateralized by properties owned by the employees.

          Receivables from sales of stock arose from advances made to assist officers and employees in the exercise of stock options and, accordingly, are reported as a reduction of stockholders' equity in the accompanying balance sheet. The receivables were collected during 2003.


                                      * * *