Form 10QSB
period 2004-01-31
R F INDUSTRIES LTD
filed 2004-03-04
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                         Securities Exchange Act of 1934

                       For Quarter ended January 31, 2004
                         Commission File Number 0-13301

                               RF INDUSTRIES, LTD.

             (Exact name of registrant as specified in its charter)

                                Nevada 88-0168936

          (State of Incorporation) (I.R.S. Employer Identification No.)

         7610 Miramar Road, Bldg. 6000, San Diego, California 92126-4202

               (Address of principal executive offices) (Zip Code)

                        (858) 549-6340 FAX (858) 549-6345

                (Issuer's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes  X       No
                                   ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

                               Yes          No  X
                                   ---         ---

As of January 31, 2004, the registrant had 2,892,140 shares of Common Stock, $.01 par value, issued.

Transitional small business disclosure format

                               Yes          No  X
                                   ---         ---

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                                          RF INDUSTRIES, LTD.
                                                       CONDENSED BALANCE SHEETS

                                                      January 31      October 31
                                                         2004            2003
                                                     ------------    -----------
   ASSETS                                            (Unaudited)

CURRENT ASSETS

Cash and cash equivalents ........................     $4,124,568     $2,683,896

Trade accounts receivable, net of allowance
 for doubtful accounts of $73,322 and $55,322 ....      1,114,008      1,701,618

Notes receivable .................................         12,000         12,000

Inventories ......................................      3,540,615      3,455,018

Other current assets .............................        168,333        158,079

Deferred tax assets ..............................        135,600        135,600
                                                       ----------     ----------
     TOTAL CURRENT ASSETS ........................      9,095,124      8,146,211
                                                       ----------     ----------
PROPERTY AND EQUIPMENT
Equipment and tooling ............................      1,144,111      1,125,485
Furniture and office equipment ...................        260,183        260,183
                                                       ----------     ----------
                                                        1,404,294      1,385,668
     Less accumulated depreciation ...............      1,094,133      1,057,544
                                                       ----------     ----------
     Totals ......................................        310,161        328,124
                                                       ----------     ----------
Notes receivable from related parties ............         27,230         49,584
Note receivable from stockholder .................         70,000         70,000
Other assets .....................................         14,171         14,171
                                                       ----------     ----------
     TOTAL ASSETS ................................     $9,516,686     $8,608,090
                                                       ==========     ==========


See Notes to Condensed Unaudited Financial Statements.

Item 1:  Financial Statements (continued)
                                                           RF INDUSTRIES, LTD.
                                                       CONDENSED BALANCE SHEETS

                                                      January 31      October 31
                                                        2004             2003
                                                     -----------     -----------
                                                     (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable ...............................    $   277,948     $   181,637

Accrued expenses ...............................        219,487         328,355
                                                    -----------     -----------
     Total current liabilities .................        497,435         509,992

Deferred tax liabilities .......................         40,000          40,000
                                                    -----------     -----------
     TOTAL LIABILITIES .........................        537,435         549,992
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares
 of $0.01 par value; 2,892,140 and 2,692,683
   shares issued ...............................         28,921          26,927

Additional paid-in capital .....................      3,103,322       2,418,033

Retained earnings ..............................      5,867,675       5,633,805

Treasury stock, at cost - 6,000 shares .........        (20,667)        (20,667)
                                                    -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY .................      8,979,251       8,058,098
                                                    -----------     -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY .....................    $ 9,516,686     $ 8,608,090
                                                    ===========     ===========



See Notes to Condensed Unaudited Financial Statements.

 Item 1:  Financial Statements (continued)
                                                        RF INDUSTRIES, LTD.
                                                  CONDENSED STATEMENTS OF INCOME
                                                   Three Months Ended January 31
                                                   ----------------------------
                                                             (Unaudited)
                                                          2004           2003
                                                         ------         ------

Net sales ........................................     $2,449,359     $2,326,876
Cost of sales ....................................      1,204,475      1,192,158
                                                       ----------     ----------
     Gross profit ................................      1,244,884      1,134,718
                                                       ----------     ----------
Operating expenses:
     Engineering .................................        115,382        198,580
     Selling and general .........................        759,365        723,839
                                                       ----------     ----------
         Totals ..................................        874,747        922,419
                                                       ----------     ----------
Operating income .................................        370,137        212,299

Other income - interest ..........................          5,733         11,497
                                                       ----------     ----------

Income before provision for income tax ...........        375,870        223,796
Provision for income tax .........................        142,000         89,000
                                                       ----------     ----------
Net income .......................................     $  233,870     $  134,796
                                                       ==========     ==========
Basic earnings per share .........................     $      .08     $      .04
                                                       ==========     ==========
Diluted earnings per share .......................     $      .08     $      .04
                                                       ==========     ==========
Basic weighted average shares outstanding ........      2,757,542      3,400,254
                                                       ==========     ==========
Diluted weighted average shares outstanding ......      2,943,398      3,650,571
                                                       ==========     ==========



See Notes to Condensed Unaudited Financial Statements.


Item 1:  Financial Statements (continued)

                                                                 RF INDUSTRIES, LTD.
                                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)
                                                            Three months ended January 31

                                                                2004           2003
OPERATING ACTIVITIES                                         ----------     ----------
Net income .............................................   $   233,870    $   134,796
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for bad debts ...........................        18,000         12,000
     Depreciation and amortization .....................        36,589         40,666

Changes in operating assets and liabilities:
          Trade accounts receivable ....................       569,610         23,405
           Inventories .................................       (85,597)       177,525
           Other assets ................................        12,100       (101,637)
           Accounts payable ............................        96,311        197,096
           Accrued expenses ............................      (108,868)       (75,635)
                                                           -----------    -----------
     Net cash provided by operating activities .........       772,015        408,216
                                                           -----------    -----------
INVESTING ACTIVITIES -
     capital expenditures ..............................       (18,626)        (5,934)
                                                           -----------    -----------
FINANCING ACTIVITIES
     Proceeds from exercise of stock options ...........       687,283              0
     Payments on loans payable .........................             0        (44,582)
     Purchase of treasury stock ........................             0        (24,164)
                                                           -----------    -----------
     Net cash provided by (used in) financing activities       687,283        (68,746)
                                                           -----------    -----------
Net increase in cash and cash equivalents ..............     1,440,672        333,536
Cash and cash equivalents at the beginning of
   the period ..........................................     2,683,896      3,939,299
                                                           -----------    -----------
Cash and cash equivalents at the end of the period .....   $ 4,124,568    $ 4,272,835
                                                           ===========    ===========

See Notes to Condensed Unaudited Financial Statements.


                               RF INDUSTRIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited financial information in this report reflects all adjustments, consisting only of normal recurring accruals, which are considered necessary for a fair presentation of its financial position as of January 31, 2004 and its results of operations and cash flows for the periods shown. Operating results for the three-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2003.

Note 2 - Components of inventory

                                              January 31, 2004
                                             ------------------
                                                 (Unaudited)

               Raw material and supplies.........   $  675,280

               Finished goods ...................    2,865,335
                                                    ----------

                                   Totals .......   $3,540,615
                                                    ==========

Note 3 - Earnings per share:

     As further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-KSB for the fiscal year ended October 31, 2003, basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied.

     The following table summarizes the computation of basic and diluted weighted average shares:

                                                        Three Months Ended
                                                             January 31
                                                            ------------
                                                         2004         2003
                                                        ------       -----
                                                      (Unaudited) (Unaudited)

     Weighted average shares outstanding for
        basic net earnings per share ...............   2,757,542   3,400,254

     Add effects  of potentially dilutive securities
        assumed exercise of stock options ..........     185,856     250,317
                                                       ---------    --------
     Weighted average shares for diluted net
        earnings per share .........................   2,943,398   3,650,571
                                                      ==========   =========

Note 4 - Segment Information

     The Company's segments are described in Note 6 of the notes to the audited financial statements of the Company included in Form 10-KSB for the fiscal year ended October 31, 2003.

     The Company had reported segment information in its previous filings for the operations associated with its Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company's chief operating decision maker. The sales, operating income and assets of the Neulink and Bioconnect segments no longer meet the thresholds that require separate disclosures. Accordingly, the Company has discontinued reporting segment information on the Neulink and Bioconnect segments.

     Substantially all of the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales.

Note 5 - Stock Option Plan

     A description of the Company's 2000 Stock Option Plan and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended October 31, 2003.

     The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Principles No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                                     Three Months Ended
                                                         January 31
                                                     --------------------
                                                       2004         2003
                                                     --------     -------
                                                   (Unaudited)   (Unaudited)

     Net income - as reported ..................   $  233,870   $   134,796
     Deduct total stock-based employee
         compensation expense determined under
         fair value-based method for all awards        66,608        74,416
                                                   ----------   -----------

     Net income - pro forma ....................   $  167,262   $    60,380
                                                   ==========   ===========
     Basic earnings per share - as reported ....   $      .08   $       .04
                                                   ==========   ===========
     Basic earnings per share - pro forma ......   $      .06   $       .02
                                                   ==========   ===========
     Diluted earnings per share - as reported ...   $     .08   $       .04
                                                   ==========   ===========
     Diluted earnings per share - pro forma ....   $      .06   $       .02
                                                   ==========   ===========

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

     The following discussion should be read in conjunction with the Company's financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited financial statements and related notes included in the Company's Annual Report filed on Form 10-KSB for the year ended October 31, 2003 and other reports and filings made with the Securities and Exchange Commission.


     CRITICAL ACCOUNTING POLICIES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Inventories as of January 31, 2004 represented over 37% of our total assets. As a result, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.


     EXECUTIVE OVERVIEW

     RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market place. In addition, to a limited extend, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 90% of the Company's sales, and since the operations to all of the Company's smaller business units effectively operate as subunits of the Company's principal business unit, effective November 1, 2003, RF Industries will no longer report the results of these other, smaller business units as separate business segments.

     LIQUIDITY AND CAPITAL RESOURCES

     Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year and are based on the following:


     o As of January 31, 2004, the amount of cash and cash equivalents was equal to $ 4,125,000 in the aggregate.

     o As of January 31, 2004, the Company had $ 9,095,000 in current assets, and only $ 498,000 of current liabilities.

     o As of January 31, 2004, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

     As of January 31, 2004, the Company had a total of $ 4,125,000 of cash and cash equivalents compared to a total of $ 2,684,000 of cash and cash equivalents on October 31, 2003. The increase in cash and cash equivalents is the result of $772,000 of net cash provided by operating activities, and $687,000 of cash received from the issuance of the Company's common stock upon the exercise of outstanding stock options. Net cash provided by operating activities was the result of the net income the Company generated since October 31, 2003 and the $570,000 decrease in outstanding trade accounts receivable. The decrease in trade accounts receivable is due to the Company's increased collection efforts and timing issues related to calendar year-end payments made by the Company's customers.

     Net cash used in investing activities of $ 18,600 for the three months ended January 31, 2004 represented minor capital expenditures.

     As a result of the foregoing factors, the Company's cash and cash equivalents position increased by $1,440,700 during the past three months.

     RESULTS OF OPERATIONS

     Three Months 2004 vs. Three Months 2003

     Net sales, in the current fiscal quarter ended January 31, 2004, increased 5.3%, or $122,500, to $2,449,400 from $2,326,900 in the first fiscal quarter last year, due to increased demand for the connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products, primarily for Wi-Fi network applications. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing increase in the demand for wireless products.

     Sales of RF Connector and coaxial cable products increased 19% to $2,146,000, an extremely encouraging performance for what is typically RF Industries' seasonally weakest quarter. This growth was led by higher shipments of new coaxial connectors and cable assemblies for Wi-Fi and telecom applications.

     Increased sales of Bioconnect products helped offset lower sales for the Neulink product line.

     Cost of sales  increased 1%, or $12,300,  to $1,204,500  from $1,192,200 in the same quarter last year. The increase is primarily due to the increase in sales. Overall gross margins, as a percentage of sales, increased 2.1% compared to the first quarter of last year primarily related to the improvement in Connector's product mix during the quarter. In order to meet the changing demands of its customers, the Company has been developing and selling new products that have a slightly higher gross margin.

     Bioconnect sales growth and benefits from consolidating the business with RF Connector significantly reduced the operating loss associated with the sales of the Bioconnect products to only $17,000 for the quarter ended January 31, 2004, compared to a loss of $107,000 on this product line in the first quarter last year.

     Engineering expenses in the first quarter ended January 31, 2004 decreased 41.9%, or $83,200, to $115,400 from $198,600 in the first quarter last year. Engineering expenses were higher last year primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem to upgrade and replace the Company's existing RF9600 transceiver product line.

     Selling and general expenses increased 4.9%, or $35,600, to $759,400 from $723,800 in the same quarter last year. Selling and general expenses were higher in the first quarter this year due primarily to increases in salary expenses and increased cost of insurance.

     MATERIAL CHANGES IN FINANCIAL CONDITION:

     Cash and cash equivalents increased by $1,441,000 to $4,125,000 at January 31, 2004 compared to $2,684,000 at October 31, 2003. The increase is due primarily to the cash provided by operating activities and the exercise of employee stock options.

     Trade accounts receivable at January 31, 2004 decreased 34.5%, or $587,600 to $1,114,000 compared to the October 31, 2003 balance of $1,701,600. The decrease is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

     Inventories at January 31, 2004 increased 2.5%, or $85,600, to $3,540,600, compared to $3,455,000 on October 31, 2003. As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. For the past year, the Company's improved inventory management has enabled it to steadily reduce inventory levels. However, based on the recent increases in customer demand, the Company has added inventory to meet customer demand.

     Other current assets, including prepaid expenses and deposits, increased $10,300 to $168,300, from $158,000 on October 31, 2003. This increase is primarily due to increased insurance costs, prepaid in first quarter of each year.


     Item 3. Controls and Procedures.

     Based on an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as of January 31, 2004, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's periodic SEC filings. There were no significant changes in the Company's internal controls on other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.


     PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

              31.1: Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

              31.2: Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1: Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

              32.2: Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

                                                RF INDUSTRIES, LTD.


      Dated: March 4, 2004                      By: /s/  Howard F. Hill
                                                ------------------------------
                                                Howard F. Hill, President
                                                Chief Executive Officer




      Dated: March 4, 2004                      By: /s/   Terrie A. Gross
                                                ------------------------------
                                                Terrie A. Gross
                                                Chief Financial Officer