Form 10QSB
period 2004-04-30
R F INDUSTRIES LTD
filed 2004-06-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                           For quarter ended April 30,
                                     2004.

                         Commission file number: 0-13301

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90
days.                              Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of April 30, 2004, the registrant had 2,960,840 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                                  RF INDUSTRIES, LTD. CONDENSED
                                                           BALANCE SHEETS

                                                       April 30       October 31
                                                         2004            2003
                                                     ------------    -----------
                                                      (Unaudited)
            ASSETS
           --------

CURRENT ASSETS
Cash and cash equivalents ........................    $ 4,348,221    $ 2,683,896

Trade accounts receivable, net of allowance
for doubtful accounts of $73,322 and $55,322 .....      1,528,813      1,701,618

Notes receivable .................................         12,000         12,000

Inventories ......................................      3,780,701      3,455,018

Other current assets .............................        185,410        158,079

Deferred tax assets ..............................        135,600        135,600

                                                      -----------    -----------
     TOTAL CURRENT ASSETS ........................      9,990,745      8,146,211

                                                      ===========    ===========
         PROPERTY AND EQUIPMENT
Equipment and tooling ............................      1,207,958      1,125,485
Furniture and office equipment ...................        313,067        260,183

                                                      -----------    -----------
                                                        1,521,025      1,385,668
     Less accumulated depreciation ...............      1,131,993      1,057,544

                                                      -----------    -----------
     Total .......................................        389,032        328,124

                                                      -----------    -----------
Notes receivable from related parties ............         26,730         49,584
Note receivable from stockholder .................         70,000         70,000
Other assets .....................................         14,171         14,171

                                                      -----------    -----------
     TOTAL ASSETS ................................    $10,490,678    $ 8,608,090

                                                      ===========    ===========

                                                   RF INDUSTRIES, LTD. CONDENSED
                                                           BALANCE SHEETS

                                                     April 30        October 31
                                                       2004             2003
                                                   -------------    ------------
                                                    (Unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts payable .............................    $    359,344     $    181,637

Accrued expenses .............................         550,058          328,355

                                                  ------------     ------------
   Total current liabilities .................         909,402          509,992

Deferred tax liabilities .....................          40,000           40,000

                                                  ------------     ------------
   TOTAL LIABILITIES .........................         949,402          549,992

                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized $10,000,000
 shares of $0.01 par value; 2,960,840
 and 2,692,683 shares issued .................          29,618           26,927

Additional paid-in capital ...................       3,313,198        2,418,033

Retained earnings ............................       6,219,127        5,633,805

Treasury stock, at cost 6,000 shares .........         (20,667)         (20,667)

                                                  ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY
                                                     9,541,276        8,058,098

                                                  ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' .....    $ 10,490,678     $  8,608,090
     EQUITY
                                                  ============     ============



See Notes to Condensed Unaudited Financial Statements

                                                     RF INDUSTRIES, LTD.
                                                CONDENSED STATEMENTS OF INCOME
                                     --------------------------------------------------
                                        Three Months Ended         Six Months Ended
                                             April 30                  April 30
                                     --------------------------------------------------
                                        2004         2003         2004          2003
                                     ----------   ----------   ----------   -----------
Net sales ........................   $2,821,431   $2,166,024   $5,270,790   $4,492,900

Cost of sales ....................    1,396,053    1,071,487    2,600,528    2,263,645
                                     ----------   ----------   ----------   ----------

     Gross profit ................    1,425,378    1,094,537    2,670,262    2,229,255
                                     ----------   ----------   ----------   ----------

Operating expenses:

     Engineering .................      101,652      187,718      217,034      386,298

     Selling and general .........      726,348      772,384    1,485,714    1,496,223
                                     ----------   ----------   ----------   ----------

          Totals .................      828,000      960,102    1,702,748    1,882,521
                                     ----------   ----------   ----------   ----------

Operating income .................      597,378      134,435      967,514      346,734

Other income - interest ..........        1,075        4,608        6,808       16,105
                                     ----------   ----------   ----------   ----------

Income before provision for income
   tax ...........................      598,453      139,043      974,322      362,839

Provision for income tax .........      247,000       60,000      389,000      149,000
                                     ----------   ----------   ----------   ----------

Net income .......................   $  351,453   $   79,043   $  585,322   $  213,839
                                     ==========   ==========   ==========   ==========

Basic earnings per share .........   $     0.12   $     0.02   $     0.21   $     0.06
                                     ==========   ==========   ==========   ==========

Diluted earnings per share .......   $     0.10   $     0.02   $     0.16   $     0.06
                                                               ==========   ==========

Basic weighted average shares
   outstanding ...................    2,882,408    3,398,014    2,835,294    3,399,146
                                     ==========   ==========   ==========   ==========

Diluted weighted average shares
   outstanding ...................    3,656,887    3,709,455    3,595,492    3,680,993
                                     ==========   ==========   ==========   ==========



See Notes to Condensed Unaudited Financial Statements

                                                                    RF INDUSTRIES, LTD.
                                                                  CONDENSED STATEMENTS OF
                                                                        CASH FLOWS
                                                                        (Unaudited)
                                                                 Six months ended April 30
                                                                ---------------------------
                                                                     2004           2003
     OPERATING ACTIVITIES                                       ------------    -----------
     Net income .............................................   $   585,322    $   213,839
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Provision for bad debts ............................        18,000         24,000
          Depreciation and amortization .....................        74,449         81,133

          Changes in operating assets and liabilities:
             Trade accounts receivable ......................       154,805         92,506
             Inventories ....................................      (325,683)       219,994
             Other assets ...................................       (27,331)      (124,021)
             Accounts payable ...............................       177,707        148,054
             Accrued expenses ...............................       221,703        (86,139)

                                                                -----------    -----------
         Net cash provided by operating activities ..........       878,972        569,366

                                                                -----------    -----------
     INVESTING ACTIVITIES

         Capital expenditures ...............................      (135,357)       (37,179)
         Repayments of related party notes ..................        22,854          6,165

                                                                -----------    -----------
         Net cash used in investing activities ..............      (112,503)       (31,014)

                                                                -----------    -----------
     FINANCING ACTIVITIES
         Payments on loans payable ..........................             0        (44,582)
         Purchase of treasury stock .........................             0        (30,760)
         Exercise of stock options ..........................       897,856              0

                                                                -----------    -----------
      Net cash provided by (used in) financing activities ...       897,856        (75,342)

                                                                -----------    -----------
     Net increase in cash and cash equivalents ..............     1,664,325        463,010
     Cash and cash equivalents at the beginning of the
       period ...............................................     2,683,896      3,939,299

                                                                -----------    -----------
     Cash and cash equivalents at the end of the period .....   $ 4,348,221    $ 4,402,309

                                                                ===========    ===========

See Notes to Condensed Unaudited Financial Statements

                          RF INDUSTRIES, LTD. NOTES TO
                    CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included. Operating results for the three and six month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2003.

Note 2 - Components of inventory

                                             April 30, 2004
                                            ----------------
                                               (Unaudited)

                  Raw materials and supplies   $  649,041

                  Finished goods ...........    3,131,660
                                               ----------

                         Total .............   $3,780,701
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

     The following table summarizes the computation of basic and diluted weighted average shares:

                                     ----------------------------------------------
                                       Three Months Ended       Six Months Ended
                                            April 30                April 30
                                     ----------------------------------------------
                                        2004        2003        2004        2003
                                     ----------  ----------  ----------  ----------
Weighted average shares outstanding
     for basic net earnings per
     share ........................   2,882,408   3,398,014   2,835,294   3,399,146

Add effects of potentially dilutive
     securities-assumed exercised
     of stock options .............     774,479     311,441     760,198     281,847
                                      ---------   ---------   ---------   ---------

Weighted average shares for diluted
     net earnings per share .......   3,656,887   3,709,455   3,595,492   3,680,993
                                      =========   =========   =========   =========

Note 4 - Segment Information

     The Company's segments are described in Note 6 of the notes to the audited financial statements of the Company included in Form 10-KSB for the fiscal year ended October 31, 2003.

     The Company had reported segment information in its previous filings for the operations associated with its Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company's management. The sales, operating income and assets of the Neulink and Bioconnect segments no longer meet the thresholds that require separate disclosures. Accordingly, the Company has discontinued reporting segment information on the Neulink and Bioconnect segments separately.

     Substantially all the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales.

Note 5 - Stock Option Plan

     A description of the Company's 2000 Stock Option Plan and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended October 31, 2003.

     The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per shares assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                           --------------------------------------------------------
                                                Three Months Ended             Six Months Ended
                                                    April 30                       April 30
                                           ---------------------------------------------------------
                                               2004          2003            2004           2003
                                           ------------  ------------    ------------  -------------
Net income - as reported ................   $   351,453    $   79,043    $   585,322    $   213,839

Deduct total stock-based employee
     compensation expensed
     determined under fair
     value-based method for all
     awards .............................       (67,000)      (20,000)      (134,000)       (40,000)
                                            -----------    ----------    -----------    -----------

Net income - pro forma ..................   $   284,453    $   59,043    $   451,322    $   173,839
                                            ===========    ==========    ===========    ===========

Basic earnings per share - as
     reported ...........................   $      0.12    $     0.02    $      0.21    $      0.06

Basic earnings per share - pro
     forma ..............................   $      0.10    $     0.02    $      0.16    $      0.05

Diluted earnings per share - as
     reported ...........................   $      0.10    $     0.02    $      0.16    $      0.06

Diluted earnings per share - pro
     forma ..............................   $      0.08    $     0.02    $      0.13    $      0.05


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

Critical Accounting Policies

     The financial statements of RF Industries are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. Our significant accounting policies are summarized in Note 1 to our financial statements contained in our Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Inventory valuation:

     Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions are incorrect or the market changes, we may be required to record additional reserves, which may decrease future earnings. Inventories as of April 24, 2004 represented over 36% of our total assets. As a result, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

Executive Overview

     RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 90% of the Company's sales, and since the operations to all of the Company's smaller business units effectively operate as subunits of the Company's principal business unit, effective November 1, 2003, RF Industries will no longer report the results of these other, smaller business units as separate business segments.

Liquidity And Capital Resources

     Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

          As of April 30, 2004, the amount of cash and cash equivalents was equal to $ 4,348,000 in the aggregate.

          As of April 30, 2004, the Company had $9,991,000 in current assets, and only $ 949,000 of current liabilities.

          As of April 30, 2004, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

     As of April 30, 2004, the Company had a total of $ 4,348,000 of cash and cash equivalents compared to a total of $ 2,684,000 of cash and cash equivalents on October 31, 2003. The increase in liquid assets is the result of (i) net income earned by the Company in the six month period following October 31, 2003,
(ii) the collection of $155,000 of outstanding accounts receivable, and (iii) $898,000 of proceeds the Company received from exercise of stock options.

     Trade accounts receivable at April 30, 2004 decreased 10.2%, or by $172,800, to $1,528,800 compared to the October 31, 2003 balance of $1,701,600.
The decrease is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

     Inventories at April 30, 2004 increased  9.4%, or $325,700,  to $3,780,700, compared to $3,455,000 on October 31, 2003. The Company increased its inventory levels based on anticipated customer demand for certain of its products. Since the Company considers its ability to fill customer orders on short notice to be an important aspect of its marketing strategy, the Company normally increases inventory levels in anticipation of customer orders in order to be able to maintain the product mix its customers may need.

     Other current assets, including prepaid expenses and deposits, increased $27,400 to $185,400, from $158,000 on October 31, 2003. This increase is primarily due to increased insurance costs, prepaid in first quarter of each year.

     Net cash used in investing activities was $ 113,000 for the six months ended April 30, 2004 as a result of $136,000 of capital expenditures made by the Company during the six-month period. The capital expenditures were partially offset by $23,000 the Company received upon the repayment of outstanding related party notes.

     Net cash provided by financing activities was $898,000 for the six months ended April 30, 2004, and was attributable to proceeds from exercise of stock options.

     As a result of the foregoing factors, the Company provided $1,664,000 in net cash during the past six months.

Results Of Operations

Three Months 2004 vs. Three Months 2003

     Net sales in the current fiscal quarter ended April 30, 2004, increased 30.3%, or $655,400, to $2,821,400 from $2,166,000 in the first fiscal quarter last year, due to increased demand for the connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products, primarily for Wi-Fi network applications. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing increase in the demand for wireless products.

     Cost of sales increased 30.3% or $324,500, to $1,396,000 from $1,071,500 in the same quarter last year. The increase is primarily due to increase in sales. Overall gross margins, as a percentage of sales, remained consistent with the comparable period of the prior year.

     Engineering expenses decreased 45.8%, or $86,000, to $101,700 from $187,700 in the second fiscal quarter last year. Engineering expenses were higher last year primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem to upgrade and replace the Neulink product line's existing RF9600 transceiver product line. That development of the Neulink product was completed in 2003.

     Selling and general expenses decreased 6% or $46,000, to $726,400 for the three-month period ended April 30, 2004 from $772,400 in the same quarter last year. Selling and general expenses were lower in the second quarter this year due primarily to decreased salary expenses, commission expenses and travel and trade show expenses compared to last year. Due to the increase in demand for the Company's products from existing customers, the Company has been able to decrease its selling expenses.

Six Months 2004 vs. Six Months 2003

     Net sales increased  17.3%,  or $777,900,  to $5,270,800 from $4,492,900 in the first six month period of 2004 compared to last year. This increase can be attributed to increased demand for the connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products, primarily for Wi-Fi network applications. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing increase in the demand for wireless products.

     Cost of sales increased 14.9% or $336,900, to $2,600,500 from $2,263,600 in the same six months last year. The increase is primarily due to increase in sales. Since the cost of sales did not increase as much as the increase in revenues, overall gross margins, as a percentage of sales, decreased to 49.3% from 50.4% last year. The decrease in cost of sales reflects normal fluctuations of costs based on the products sold rather than any identifiable factors.

     Engineering expenses decreased 43.8%, or $169,300, to $217,000 from $386,300 in the first six months last year. Engineering expenses were higher last year primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem to upgrade and replace the Neulink product line's existing RF9600 transceiver product line.

     Selling and general expenses decreased 0.7% or $10,500, to $1,485,700 from $1,496,200 in the same six months last year. Selling and general expenses were lower due to reduced commissions expenses.

Risk Factors

     Investors should carefully consider the risks described below and in the Company's Annual Report on Form 10-KSB. The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Dependence On RF Connector Division Products

     Of the Company's two operating divisions, the RF Connector division is the largest, accounting for approximately 87% of the Company's net sales for the fiscal year ended October 31, 2003, and 89% of net sales during the six-month period ended April 30, 2004. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector division are described below.

International Sales And Operations

     Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 12% of the net sales of the Company in the year ended October 31, 2003, and 14% of net sales during the six-month period ended April 30, 2004. International revenues are subject to a number of risks, including:

           longer accounts receivable payment cycles;

           difficulty in enforcing agreements and in collecting accounts receivable;

           tariffs and other restrictions on foreign trade;

           economic and political instability; and

           and the burdens of complying with a wide variety of foreign laws.

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

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company's Net Saes And Profitability Would Be Harmed And Its Reputation May Suffer.

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

     The risks associated with the Company's dependence upon third parties which develop and manufacture and assemble the Company's products, include:

           reduced control over delivery schedules and quality;

           risks of inadequate manufacturing yields and excessive costs;

           the potential lack of adequate capacity during periods of excess demand; and

           potential increases in prices.

     These risks may lead to increased costs or delay product delivery, which would harm the Company's profitability and customer relationships.

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

     The Company's sales efforts are primarily effected through independent distributors. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2003, and 75% of net sales during the six-month period ended April 30, 2004. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

Dependence On Principal Customer

     One customer accounted for approximately 16% of the net sales of the Company's RF Connector division for the fiscal year ended October 31, 2003 and 15% of net sales for the six-month period ended April 30, 2004. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Certain of The Company's Markets Are Subject To Rapid Technological Change, So the Company's Success In These Markets Depends On Its Ability To Develop And Introduce New Products.

     Although most of the Company's products have a stable market and are only gradually phased out, certain of the new and emerging market, such as the wireless digital transmission markets, are characterized by:

           rapidly changing technologies;

           evolving and competing industry standards;

           short product life cycles;

           changing customer needs;

           emerging competition;

           frequent new product introductions and enhancements; and

           rapid product obsolescence.

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

           product quality;

           reliability;

           customer support;

           time-to-market;

           price;

           market acceptance of competitors' products; and

           general economic conditions.

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

        diversion of management's attention;

        the affect on the Company's financial statements of the amortization of acquired intangible assets;

        the cost associated with acquisitions and the integration of acquired operations; and

        assumption of unknown liabilities, or other unanticipated events or circumstances.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Robert Macias, the Vice-President of Product Assurance, of the Company, exercised an option to purchase 3,665 shares of the Company's common stock on January 9, 2004 and an option to purchase 6,335 shares of the Company's common stock on March 2, 2004. No underwriters were involved in the option exercises, and the purchases were exempt as not involving a public offering.

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

                                             RF INDUSTRIES, LTD.



Dated: June 14, 2004                         By:/s/ Howard F. Hill
                                                ------------------
                                                 Howard F. Hill, President
                                                 Chief Executive Officer


Dated: June 14, 2004                         By:/s/ Terrie A. Gross
                                                ---------------------
                                                 Terrie A. Gross
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number
----------

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

                                                                  Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  June 14, 2004                              /s/ Howard F. Hill
                                                  ------------------
                                                  Howard F. Hill
                                                  Chief Executive Officer

                                                              Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:   June 14, 2004                               /s/ Terrie A. Gross
                                                    -------------------
                                                    Terrie A. Gross
                                                    Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of RF Industries, Ltd. (the "Company") on Form 10-QSB for the period ended April 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Howard F. Hill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   June 14, 2004                                 /s/ Howard F. Hill
                                                      ------------------
                                                      Howard F. Hill
                                                      Chief Executive Officer

Exhibit 32.2



                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of RF Industries, Ltd. (the "Company") on Form 10-QSB for the period ended April 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Terrie A. Gross, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   June 14, 2004                                    /s/ Terrie A. Gross
                                                         -------------------
                                                         Terrie A. Gross
                                                         Chief Financial Officer