Form 10QSB
period 2004-07-31
R F INDUSTRIES LTD
filed 2004-09-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended JULY 31, 2004.

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

As of July 31, 2004, the registrant had 3,002,637 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements




                                                   RF INDUSTRIES, LTD. CONDENSED
                                                            BALANCE SHEETS

                                                        July 31       October 31
                                                          2004           2003
                                                      ------------   -----------
                    ASSETS                            (Unaudited)


Current Assets

Cash and cash equivalents ........................    $ 4,518,012    $ 2,683,896

Trade accounts receivable, net of allowance
for doubtful accounts of $54,900 and $55,322 .....      1,277,385      1,701,618

Notes receivable .................................         12,000         12,000

Inventories ......................................      3,791,983      3,455,018

Other current assets .............................        182,736        158,079

Deferred tax assets ..............................        135,600        135,600
                                                      -----------    -----------
     Total Current Assets ........................      9,917,716      8,146,211
                                                      -----------    -----------
         Property and Equipment
Equipment and tooling ............................      1,223,878      1,125,485
Furniture and office equipment ...................        311,857        260,183
                                                      -----------    -----------
                                                        1,535,735      1,385,668
     Less accumulated depreciation ...............      1,172,216      1,057,544
                                                      -----------    -----------
     Total .......................................        363,519        328,124
                                                      -----------    -----------
Notes receivable from related parties ............         26,730         49,584
Note receivable from stockholder .................         70,000         70,000
Other assets .....................................         14,171         14,171
                                                      -----------    -----------
     Total Assets ................................    $10,392,136    $ 8,608,090
                                                      ===========    ===========

                                                   RF INDUSTRIES, LTD. CONDENSED
                                                            BALANCE SHEETS

                                                        July 31       October 31
                                                          2004           2003
                                                      ------------   -----------
                                                      (Unaudited)
Liabilities and
Stockholders' Equity


Current liabilities
Accounts payable ...............................   $    184,511    $    181,637

Accrued expenses ...............................        262,387         328,355
                                                   ------------    ------------
   Total current liabilities ...................        446,898         509,992

Deferred tax liabilities .......................         40,000          40,000
                                                   ------------    ------------
   Total Liabilities ...........................        486,898         549,992
                                                   ------------    ------------
Commitments and Contingencies

Stockholders' Equity
 Common stock - authorized 10,000,000
 shares of $0.01 par value; 3,002,637
 and 2,692,683 shares issued ....................        30,026          26,927

Additional paid-in capital .....................      3,410,637       2,418,033

Retained earnings ..............................      6,485,242       5,633,805

Treasury stock, at cost, 6,000 shares ..........        (20,667)        (20,667)
                                                   ------------    ------------
     Total stockholders' equity ................      9,905,238       8,058,098
                                                   ------------    ------------
     Total liabilities and stockholders' equity    $ 10,392,136    $  8,608,090
                                                   ============    ============



See Notes to Condensed Unaudited Financial Statements

                                                   RF INDUSTRIES, LTD.
                                              CONDENSED STATEMENTS OF INCOME
                                    --------------------------------------------------
                                      Three Months Ended           Nine Months Ended
                                           July 31                      July 31
                                         (Unaudited)                  (Unaudited)
                                    ---------------------------------------------------
                                        2004         2003         2004         2003
                                    -----------   ----------   ----------   -----------
Net sales ........................   $2,727,386   $2,337,410   $7,998,176   $6,830,310

Cost of sales ....................    1,377,367    1,151,146    3,977,895    3,414,791
                                     ----------   ----------   ----------   ----------
     Gross profit ................    1,350,019    1,186,264    4,020,281    3,415,519
                                     ----------   ----------   ----------   ----------

Operating expenses:

     Engineering .................      120,556      178,933      337,590      565,231

     Selling and general .........      794,953      684,425    2,280,667    2,183,275
                                     ----------   ----------   ----------   ----------

          Totals .................      915,509      863,358    2,618,257    2,748,506
                                     ----------   ----------   ----------   ----------

Operating income .................      434,510      322,906    1,402,024      667,013

Other income - interest ..........        2,606        1,122        9,413       17,227
                                     ----------   ----------   ----------   ----------

Income before provision for income
   tax ...........................      437,116      324,028    1,411,437      684,240

Provision for income tax .........      171,000      125,750      560,000      274,650
                                     ----------   ----------   ----------   ----------

Net income .......................   $  266,116   $  198,278   $  851,437   $  409,590
                                     ==========   ==========   ==========   ==========

Basic earnings per share .........   $     0.09   $     0.07   $     0.30   $     0.13
                                     ==========   ==========   ==========   ==========

Diluted earnings per share .......   $     0.07   $     0.06   $     0.23   $     0.11
                                     ==========   ==========   ==========   ==========

Basic weighted average shares
   outstanding ...................    2,970,714    2,768,571    2,881,118    3,185,864
                                     ==========   ==========   ==========   ==========

Diluted weighted average shares
   outstanding ...................    3,779,692    3,326,677    3,655,984    3,580,094
                                     ==========   ==========   ==========   ==========


See Notes to Condensed Unaudited Financial Statements

                                                                    RF INDUSTRIES, LTD.
                                                                  CONDENSED STATEMENTS OF
                                                                        CASH FLOWS
                                                                        (Unaudited)
                                                                 Nine months ended July 31
                                                                ---------------------------
                                                                     2004           2003
     OPERATING ACTIVITIES                                       -------------  ------------
     Net income .............................................   $   851,437    $   409,590
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Provision for bad debts ............................         4,000         36,000
          Depreciation and amortization .....................       114,672        120,270
          Changes in operating assets and liabilities:
             Trade accounts receivable ......................       420,233        (27,086)
             Inventories ....................................      (336,965)       441,738
             Other assets ...................................       (24,657)       (61,712)
             Accounts payable ...............................         2,874        118,222
             Accrued expenses ...............................       (65,968)       (94,044)
                                                                -----------    -----------
         Net cash provided by operating activities ..........       965,626        942,978
                                                                -----------    -----------
     INVESTING ACTIVITIES

         Capital expenditures ...............................      (150,067)       (38,279)
         Collection of related party notes ..................        22,854          1,700
                                                                -----------    -----------
         Net cash used in investing activities ..............      (127,213)       (36,579)
                                                                -----------    -----------
     FINANCING ACTIVITIES
         Payments on loans payable ..........................             0        (44,582)
         Purchase of treasury stock .........................             0     (2,353,749)
         Exercise of stock options ..........................       995,703         38,840
                                                                -----------    -----------
      Net cash provided by (used in) financing activities ...       995,703     (2,359,491)
                                                                -----------    -----------
     Net increase (decrease) in cash and cash equivalents ...     1,834,116     (1,453,092)
     Cash and cash equivalents at the beginning of the
       period ...............................................     2,683,896      3,939,299
                                                                -----------    -----------
     Cash and cash equivalents at the end of the period .....   $ 4,518,012    $ 2,486,207
                                                                ===========    ===========

See Notes to Condensed Unaudited Financial Statements

                          RF INDUSTRIES, LTD. NOTES TO
                    CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included. Operating results for the three and nine month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2004. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2003.

Note 2 - Components of inventory

                                   July 31, 2004        October 31, 2003
                                  ---------------       ----------------
                                    (Unaudited)

        Raw materials and supplies   $  737,921          $   591,892

        Finished goods ...........    3,242,838            2,997,902

        Less Inventory Reserve ...     (188,766)            (134,776)
                                     ----------            ----------
               Total .............   $3,791,983           $3,455,018
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

         The following table summarizes the computation of basic and diluted weighted average shares:

                                     ----------------------------------------------
                                       Three Months Ended        Nine Months Ended
                                            July 31                   July 31
                                     ----------------------------------------------
                                         2004       2003        2004        2003
                                     ----------  ----------  ----------  ----------
Weighted average shares outstanding
     for basic net earnings per
     share ........................   2,970,714   2,768,571   2,881,118   3,185,864

Add effects of potentially dilutive
     securities-assumed exercised
     of stock options .............     808,978     558,106     774,866     394,230
                                      ---------   ---------   ---------   ---------
Weighted average shares for diluted
     net earnings per share .......   3,779,692   3,326,677   3,655,984   3,580,094
                                      =========   =========   =========   =========

Note 4 - Segment Information

     Prior to the current fiscal year, the Company had reported separate segment information in its filings for the operations of its RF Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company's management. The sales, operating income and assets of the Neulink and Bioconnect segments no longer meet the thresholds that require separate disclosures. Accordingly, commencing with the current fiscal year, the Company has discontinued reporting segment information on the Neulink and Bioconnect segments separately. Information regarding the Company's segments for prior years is contained in Note 6 of the notes to the audited financial statements of the Company included in Form 10-KSB for the fiscal year ended October 31, 2003.

     Substantially all the Company's operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales.

Note 5 - Stock Option Plan

     A description of the Company's 2000 Stock Option Plan and other information related to stock options are included in Note 8 in its Annual Report on Form 10-KSB for the year ended October 31, 2003.

     The Company measures compensation cost related to stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS 148. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                    --------------------------------------------------------
                                       Three Months Ended              Nine Months Ended
                                            July 31                         July 31
                                    --------------------------------------------------------
                                        2004          2003            2004           2003
                                    ------------  ------------    ------------   ------------
Net income - as reported ........   $   266,116    $   198,278    $   851,437    $   409,590

Deduct total stock-based employee
     compensation expensed
     determined under fair
     value-based method for all
     awards .....................       (67,000)       (20,000)      (201,000)       (60,000)
                                    -----------    -----------    -----------    -----------

Net income - pro forma ..........   $   199,116    $   178,278    $   650,437    $   349,590
                                    ===========    ===========    ===========    ===========

Basic earnings per share - as
     reported ...................   $      0.09    $      0.07    $      0.30    $      0.13

Basic earnings per share - pro
     forma ......................   $      0.07    $      0.06    $      0.23    $      0.11

Diluted earnings per share - as
     reported ...................   $      0.07    $      0.06    $      0.23    $      0.11

Diluted earnings per share - pro
     forma ......................   $      0.05    $      0.05    $      0.18    $      0.10


Note 6 - Concentration of Credit Risk

     One customer accounted for approximately 16% of the net sales of the Company's RF Connector division for the fiscal year ended October 31, 2003 and 14% of net sales for the nine-month period ended July 31, 2004. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 7 - Subsequent Event

     On August 16, 2004, the Company purchased the business and substantially all of the assets of Jacelaine, Inc., a Nevada based designer, manufacturer and distributor of microwave and radio frequency connectors. Jacelaine, Inc. has been conducting business under the name "Aviel Electronics." The purchase price of the assets was $510,000, of which $410,000 was paid in cash at the closing, and $100,000 was deposited into an escrow account for one year as security for the seller's representations, warranties and covenants. The purpose of the acquisition is to complement the Company's coaxial connector business with military, governmental and aerospace customers. The Company has not had an opportunity to obtain appraisals or other relevant information related to the valuation of certain assets and liabilities of Aviel Electronics. Management estimates that $150,000 of the estimated acquisition costs will be allocated to the fair value of net assets and the remainder will be allocated to intangible assets that have definite useful lives and goodwill.


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

Critical Accounting Policies

     The financial statements of RF Industries are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. Our significant accounting policies are summarized in Note 1 to our financial statements contained in our Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2003. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Inventory valuation:

     Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions are incorrect or the market changes, we may be required to record additional reserves, which may decrease future earnings. Inventories as of July 31, 2004 represented over 36% of our total assets. As a result, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Liquidity And Capital Resources

     Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

|X| As of July 31, 2004, the amount of cash and cash equivalents was equal to $ 4,518,000 in the aggregate.

|X| As of July 31, 2004, the Company had $ 9,917,700 in current assets, and $ 446,900 of current liabilities.

|X| As of July 31, 2004, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

     The Company does not believe it will need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its property and equipment requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company's current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

     As of July 31, 2004, the Company had a total of $ 4,518,000 of cash and cash equivalents compared to a total of $ 2,684,000 of cash and cash equivalents on October 31, 2003. The increase in liquid assets is the result of (i) net income earned by the Company in the nine-month period following October 31, 2003, (ii) the reduction of outstanding accounts receivable by $424,200, and
(iii) $996,000 of cash proceeds the Company received from exercise of stock options. The Company's cash balances as of July 31, 2004 were reduced by $510,000 on August 16, 2004 due to the purchase by the Company of the business and substantially all of the assets of Jacelaine, Inc., a Nevada designer, manufacturer and distributor of microwave and radio frequency connectors. See, "Part II, Item 5. Other Information," below. The foregoing expenditure of cash is not expected to have a negative effect on the Company's liquidity.

     Trade accounts receivable at July 31, 2004 decreased 24.9%, or by $424,200, to $1,277,400 compared to the October 31, 2003 balance of $1,701,600. The decrease is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

     Inventories  at July 31, 2004  increased  9.8%, or $337,000,  to $3,792,000 compared to $3,455,000 on October 31, 2003. The Company increased its inventory levels based on anticipated customer demand for certain of its products. Since the Company considers its ability to fill customer orders on short notice to be an important aspect of its marketing strategy, the Company normally increases inventory levels in anticipation of customer orders in order to be able to maintain the product mix its customers may need.

     Other current assets, including prepaid expenses and deposits, increased $24,700 to $182,700, from $158,000 on October 31, 2003. This increase is primarily due to increased prepaid insurance costs.

     Net cash used in investing activities was $ 127,000 for the nine months ended July 31, 2004 as a result of $150,000 of capital expenditures made by the Company during the nine-month period. The capital expenditures were partially offset by $23,000 the Company received upon the collection of outstanding related party notes.

     Net cash provided by financing activities was $996,000 for the nine months ended July 31, 2004, and was attributable to proceeds from the exercise of stock options.

     As a result of the foregoing factors, the Company generated $1,834,000 in net cash flow during the past nine months.

Results Of Operations

Three Months 2004 vs. Three Months 2003

     Net sales in the current fiscal quarter ended July 31, 2004, increased 16.7%, or $390,000, to $2,727,400 from $2,337,400 in the third fiscal quarter last year, due to increased demand for the Company's connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products, primarily for Wi-Fi network applications. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing increase in the demand for wireless products.

     Cost of sales increased 19.7% or $226,300, to $1,377,400 from $1,151,100 in the same quarter last year. The increase is primarily due to the 16.7% increase in sales. Overall gross profit, as a percentage of sales, decreased 1.3% compared to the prior year to 49.5% from 50.8%. The decrease in the cost of sales reflects normal fluctuations of costs based on the products sold rather than any identifiable factors.

     Engineering expenses decreased 32.6%, or $58,400, to $120,600 from $179,000 in the third fiscal quarter last year. Engineering expenses were higher last year primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem to upgrade and replace the Neulink product line's existing RF9600 transceiver product line. That development of the Neulink product was completed in fiscal year 2003.

     Selling and general expenses increased 16.2% or $110,600, to $795,000 for the three-month period ended July 31, 2004 from $684,400 in the same quarter last year. Selling and general expenses were higher in the third quarter this year due primarily to increased salary expenses, commission expenses and travel and trade show expenses compared to last year.

Nine Months 2004 vs. Nine Months 2003

     Net sales  increased 17%, or $1,167,900,  to $7,998,200  from $6,830,300 in the first nine month period of 2004 compared to last year. This increase can be attributed to increased demand for the connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products, primarily for Wi-Fi network applications. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing increase in the demand for wireless products.

     Cost of sales increased 16.5% or $563,100, to $3,977,900 from $3,414,800 in the same nine months last year. The increase is primarily due to increase in sales. Overall gross profits, as a percentage of sales, increased to 50.3% from 50% last year. The increase in the cost of sales reflects normal fluctuations of costs based on the products sold rather than any identifiable factors.

     Engineering expenses decreased 40.3%, or $227,600, to $337,600 from $565,200 in the first nine months last year. Engineering expenses were higher last year primarily as a result of the additional expenses incurred to develop a new high-speed wireless radio modem to upgrade and replace the Neulink product line's existing RF9600 transceiver product line.

     Selling and general expenses increased 4.5% or $97,400, to $2,280,700 from $2,183,300 in the same nine months last year. Selling and general expenses were higher due to increased insurance costs, increased trade show expenses and increased salary expenses.

Risk Factors

     Investors should carefully consider the risks described below and in the Company's Annual Report on Form 10-KSB. The risks and uncertainties described below and in the Annual Report are not the only ones facing the Company. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Dependence On RF Connector Division Products

     Of the Company's two operating divisions, the RF Connector division is the largest, accounting for approximately 90% of the Company's net sales for the fiscal year ended October 31, 2003, and approximately 90% of net sales during the nine-month period ended July 31, 2004. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector division are described below.

International Sales And Operations

     Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 12% of the net sales of the Company in the year ended October 31, 2003, and 14% of net sales during the nine-month period ended July 31, 2004. International revenues are subject to a number of risks, including:

|X|  longer accounts receivable payment cycles;

|X|  difficulty in enforcing agreements and in collecting accounts receivable;

|X|  tariffs and other restrictions on foreign trade;

|X|  economic and political instability; and

|X|  and the burdens of complying with a wide variety of foreign laws.

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

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company's Net Sales And Profitability Would Be Harmed And Its Reputation May Suffer.

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

     The risks associated with the Company's dependence upon third parties which develop and manufacture and assemble the Company's products, include:

|X|  reduced control over delivery schedules and quality;

|X|  risks of inadequate manufacturing yields and excessive costs;

|X|  the potential  lack of adequate  capacity  during periods of excess demand;
     and

|X|  potential increases in prices.

     These risks may lead to increased costs or delay product delivery, which would harm the Company's profitability and customer relationships.

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

     The Company's sales efforts are primarily effected through independent distributors. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2003, and 75% of net sales during the nine-month period ended July 31, 2004. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

Dependence On Principal Customer

     One customer accounted for approximately 16% of the net sales of the Company's RF Connector division for the fiscal year ended October 31, 2003 and 14% of net sales for the nine-month period ended July 31, 2004. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Certain of The Company's Markets Are Subject To Rapid Technological Change, So the Company's Success In These Markets Depends On Its Ability To Develop And Introduce New Products.

     Although most of the Company's products have a stable market and are only gradually phased out, certain of the new and emerging market, such as the wireless digital transmission markets, are characterized by:

|X|  rapidly changing technologies;

|X|  evolving and competing industry standards;

|X|  short product life cycles;

|X|  changing customer needs;

|X|  emerging competition;

|X|  frequent new product introductions and enhancements; and

|X|  rapid product obsolescence.

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

The Markets In Which The Company Competes Are Highly Competitive.

     The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the connector and communications markets in which the Company's products are sold are intensely competitive. Because the Company does not own any proprietary property that can be used to distinguish the Company from its competitors, the Company's ability to compete successfully in these markets depends on a number of factors, including:

|X| success in subcontracting the design and manufacture of existing and new products that implement new technologies;

|X|  product quality;

|X|  reliability;

|X|  customer support;

|X|  time-to-market;

|X|  price;

|X|  market acceptance of competitors' products; and

|X|  general economic conditions.

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

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

     On August 16, 2004, the Company acquired the business and assets of a Nevada based designer, manufacturer and distributor of microwave and radio frequency connectors. As a result of the acquisition, the Company will have to integrate the operations of this business into its own business and maintain an office in Nevada. In addition to the foregoing acquisition, the Company periodically considers other potential acquisitions of other companies that could expand the Company's product line or customer base. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with acquiring the Nevada business and in any other future acquisitions include:

|X|  diversion of management's attention;

|X| the affect on the Company's financial statements of the amortization of acquired intangible assets;

|X| the cost associated with acquisitions and the integration of acquired operations; and

|X| assumption of unknown liabilities, or other unanticipated events or circumstances.

     Any of these risks could materially harm the Company's business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

Item 3. Controls and Procedures.

     Based on an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There have been no significant changes in the Company's internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect the Company's internal controls over financing reporting.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

     On August 16, 2004, the Company purchased the business and substantially all of the assets of Jacelaine, Inc., a Nevada based designer, manufacturer and distributor of microwave and radio frequency connectors. Jacelaine, Inc. has been conducting business under the name "Aviel Electronics." The purchase price of the assets was $510,000, of which $410,000 was paid in cash at the closing, and $100,000 was deposited into an escrow account for one year as security for the seller's representations, warranties and covenants. The purpose of the acquisition is to complement the Company's coaxial connector business with military, governmental and aerospace customers.

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

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RF INDUSTRIES, LTD.



Dated:   September 14, 2004               By:/s/ Howard F. Hill
                                             ------------------
                                              Howard F. Hill, President
                                              Chief Executive Officer


Dated:   September 14, 2004               By:/s/ Terrie A. Gross
                                             -------------------
                                              Terrie A. Gross
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  September 14, 2004                                /s/ Howard F. Hill
                                                         ------------------
                                                         Howard F. Hill
                                                         Chief Executive Officer

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:   September 14, 2004                               /s/ Terrie A. Gross
                                                         -------------------
                                                         Terrie A. Gross
                                                         Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of RF Industries, Ltd. (the "Company") on Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Howard F. Hill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   September 14, 2004                               /s/ Howard F. Hill
                                                         ------------------
                                                         Howard F. Hill
                                                         Chief Executive Officer

Exhibit 32.2



                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of RF Industries, Ltd. (the "Company") on Form 10-QSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Terrie A. Gross, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   September 14, 2004                               /s/ Terrie A. Gross
                                                         -------------------
                                                         Terrie A. Gross
                                                         Chief Financial Officer