Form 10KSB
period 2004-10-31
R F INDUSTRIES LTD
filed 2005-02-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2004

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

                              Yes X         No

The issuer's revenues for the year ended October 31, 2004 were $11,227,000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2004, based on the average of the closing price of one share of the Common Stock of the Company, as reported on October 31, 2004 was $14,876,246. As of October 31, 2004, the registrant had 2,996,937 outstanding shares of common stock, $.01 par value.

Certain exhibits previously filed with the registrant's prior Forms 10-KSB and Forms 10-QSB are incorporated by reference into Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format:   _____ Yes         ___X___ No


This Form 10-KSB consists of a total of 50 pages. The Index to Exhibits can be found on page 28.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-KSB, and other oral and written statements made by the Company from time to time are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, and the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry.

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

PART I

ITEM 1.           BUSINESS

General:

RF Industries, Ltd. (hereinafter the "Company") is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following four related divisions: (i) The RF Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors, assembles and sells cable assemblies that are integrated with coaxial connectors; (ii) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (iii) the Aviel Electronics Division designs, manufactures and distributes RF connectors primarily for aerospace and military customers, and (iv) the Neulink Division distributes complete wireless data products such as radio frequency data links and wireless modems.

The Company's principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc. and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the "Company" in this report include RF Industries, Ltd. and its divisions.

Operating Divisions


Connector Division

The Connector Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers' requirements such as the Wi-Fi and broadband wireless markets. The Company's RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company's standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company's connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company's connector products are not dependent on any line of products or any market segment, the Company's overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company's connector products are more dependent upon the overall economy and on the Company's ability to market its products. The Company's sales of connectors and cable assemblies have increased in the past two years as the overall market demand for wireless products that use the Company's connectors has increased. The Company believes that the continuing growth in new wireless products as well as its increased sales in the military/aerospace markets will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.


Third party foreign manufacturers located in Asia manufacture the Company's RF connectors for the Company. The Company has been designing, producing and selling coaxial connectors since 1987, and the Connector Division therefore represents the Company's oldest and most established division. The Connector Division has, during all of the recent fiscal years, generated the majority of the Company's revenues.

The Cable Assembly Group is engaged in the manufacture and distribution of RF cable assemblies. These cable assemblies consist of various types of coaxial cables that are attached to connectors (usually the Company's connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company's California facilities and are sold through
distributors  or  directly  to  major  OEM  (Original  Equipment   Manufacturer)
accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company's clients The Company offers a line of cable assemblies with over 100,000 cable products. The Company launched its cable assembly operations in 2000, and the operations of this division constituted the second largest generator of revenues for the Company during the fiscal year ended October 31, 2004.

Bioconnect   Division

The Bioconnect Division is engaged in the design, manufacture and sale of cables and interconnects for medical monitoring applications, such as disposable ECG cables, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires. The Company acquired the Bioconnect division in December 2000.

Aviel Electronics Division

In August 2004, the Company acquired the business and all of the assets of Aviel Electronics, a privately held Las Vegas, Nevada based manufacturer and marketer of microwave and radio frequency (RF) connectors. Aviel Electronics has a 47 year history serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM's and government agencies in the United States and abroad. The acquisition of Aviel Electronics complemented the Company's Connector Division's capabilities by providing additional custom design capabilities, expanding the Company's products in the military and commercial aerospace markets, and by expanding the Company's client base.


RF Neulink Division

The RF Neulink Division designs and manufactures, through outside contractors, wireless data products commonly known as RF data links and wireless modems. These radio modems and receivers provide high-speed wireless connections over longer distances where wire connections may not be desirable or feasible. In addition to selling its own radio modem, RF Neulink also distributes antennas, transceivers and related products of other manufacturers. The RF Neulink Division also offers complete turnkey packages for numerous remote data transmission applications. The Company established the RF Neulink Division in 1984.


Product Description:

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company's various divisions consist of the following:

Connector Division:


The Company's Connector Division designs and distributes coaxial connectors for the numerous products, devices and instruments. Coaxial connectors have applications in commercial, industrial, automotive, scientific and military markets. The types of connectors offered by the RF Connector Division include 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors, some of which include digital applications, cellular and PCS telephones, Wi-Fi and broadband wireless applications, cellular and PCS infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company's connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets approximately 1,500 types of connectors, which range in price from $0.40 to $125.00 per unit.


The Connector Division also designs and sells a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, R&D technicians and engineers. The Company also designs and now offers some of its own tools, which differ from those offered elsewhere in the market. These tools are manufactured for the Company by outside contractor. Tool products are carried as an accommodation to the Company's customers and have not materially contributed to the Company's revenues.


The Cable Assembly group produces and markets cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company's connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Most cable assemblies are manufactured to the purchaser's specifications.


Bioconnect Division

The Bioconnect group designs, manufactures and sells specialized electrical cabling and interconnect products used in the medical monitoring market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are replaced frequently in order to ensure maximum performance.

Aviel Electronics Division

The Aviel Electronics Division designs, manufactures and sells specialized connectors. Standard configuration and custom connectors include connectors ranging from subminiature to type "L" to Nan-Hex, SMA, SMB, SMC, TNC, BNC, SC and NL. Aviel also specializes in the design and manufacture of non-standard configurations required for specific applications, hard to locate and discontinued connectors for aerospace and other unique applications.


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

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. The products offered by the Neulink Division include:

o    RF9600 UHF and VHF wireless modems.

o DAC9600'S incorporating RF9600's with Digital, Analogue, and Relay I/O modules

o NL6000 UHF and VHF wireless moderns o NL900 and NL2400 Spread Spectrum point to point wireless modems

o Ornnex Control Systems 900mhz Spread-Spectrum wireless modems and I/O modules

o Teledesign high-speed wireless modems in VHF, UHF and 900 MHz frequencies o BlueWave, Maxrad. and Antenex antennas

o    Custom Design and Engineering services

Current applications in use worldwide for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, police usage for mobile warrant database access

During the 2004 fiscal year, the Neulink Division introduced a new radio modem that it developed. The new NL6000 radio modem was repositioned within the marketplace to compete against a more upscale market segment and was designed to meet the FCC's new mandatory requirement to provide narrow-band channels that became effective in January 2005. This product is a high-speed narrow band compliant radio modem, that operates on a 12.5 KHz channel at a 12 Kbps data transfer rate.


Foreign Sales:


Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for approximately 8.9% of Company sales for the fiscal year ended October 31, 2004. The majority of the export sales during these periods were to Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its "RFI" logo, and is attempting to obtain additional foreign private label customers.


The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers:

Sales methods vary greatly between its divisions.

The Connector and Cable Assembly Divisions currently sell their products primarily through warehousing distributors and OEM customers who utilize coaxial connectors and cable assemblies in the manufacture of their products. Since there are many OEMs who are not served by any of the Company's distributors, the Company's goal is to increase the number of OEMs that purchase connectors directly from the Company. The Aviel Division will continue to sell products to its customer base with the addition of customers referred through the Connector Division. The Aviel and Connector divisions sell to similar customer market segments and will combine marketing efforts where economically advantageous. The Bioconnect group markets its products to the medical market through hospital dealers and distributors. The Bioconnect Division also sells its products to OEMs who incorporate the leads and cables into their product offerings.

The Neulink Division sells its products directly or through manufacturers representatives, system integrators and OEM's. System integrators and OEMs integrate and/or mate Company's products with their hardware and software to produce turnkey wireless systems. These systems are then either sold or leased to other companies, including utility companies, financial institutions, petrochemical companies, government agencies, and irrigation/water management companies.

Manufacturing:


The Company contracts with outside third parties for the manufacture of all its coaxial connectors, and Neulink products. However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2004 were manufactured by the Company at its facilities in California. The Connector Division has its manufacturing performed at numerous manufacturing plants in Japan, Korea, the United States and International Standards Organization (ISO) approved factories in Taiwan. The Company is not dependent on any one or only a few manufacturers for its coaxial connectors and cable assemblies. The Company does not have any agreements with manufacturers for its connectors, cable assemblies or Neulink products. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division's products. Neulink's products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.


The Bioconnect Division has designed and manufactured its own products for over 20 years (including as an unaffiliated company before being acquired by the Company in 2000). The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

The Aviel Electronics Division manufactures all its connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 47 years (including as an unaffiliated company before being acquired by the Company in 2004). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace and other unique applications.

There are certain risks associated with the Company's dependence on third party manufacturers for some of its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, the potential lack of adequate capacity during periods of excess demand and increases in prices. See "Risk Factors."

Raw Materials:

Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. The RF Connector Division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector cable assembly division obtains coaxial connectors from RF Connector. The Company believes there are numerous domestic and international suppliers of coaxial connectors. Nevertheless, should the Company experience a material delay in obtaining raw materials and component parts from its existing suppliers, until alternate arrangements are made, the Company's ability to meet its customer's needs may be adversely affected.

Neulink purchases its electronic products from various U.S. suppliers, and all Neulink wireless modem transceivers are built in the United States. The Company believes electronic components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

Aviel Electronics Division connector materials are typically made of commodity metals and include some application of precious materials, including silver and gold. The Aviel Electronic Division purchases almost all of its connector products from vendors in Asia and the United States. The Company believes the connector materials used in the manufacturing of its connector products are readily available from a number of foreign and domestic suppliers.

Personnel:

As of December 31, 2004, the Company employed 72 full-time employees, of whom 16 were in management, 43 were in manufacturing and assembly, 2 were engineers engaged in design, research and development, and the rest were in various administrative positions. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.


Research and Development:

The Company has spent approximately $40,000 and $234,000 on research and development in the fiscal years ended October 31, 2004 and 2003, respectively. A significant portion of research and development expenses during the past two years were spent on the development of the Neulink Division's NL6000 radio modem. Since the development of the NL6000 has now been completed, research and development expenses decreased significantly. Research and development activities of the Company consist of activities intended to produce new products not marketed by others that can be marketed to the industry in general.

In addition to research and development activities, the Company also spent approximately $1,000,000 during the past two fiscal years on engineering. Engineering activities consist of the design and development of new products for specific customers, the design and engineering of new products and the redesign of existing products to keep up with changes in the industry and products offered by the Company's competitors. Engineering work often is carried out in collaboration with the Company's customers.


The increase in business in the military/aerospace sector has encouraged the Company to pursue the development of an ISO 9000 system thereby improving its' competitive edge.

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

Competition:

Management estimates that the Connector Division has over 50 competitors in the approximately $900,000,000 annual coaxial connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 30% of the total market. Many of the competitors of the RF Connector Division have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company's strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products. The Bioconnect group competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

There are numerous small privately held manufacturers and marketers of connectors, but Aviel Electronics has specialized in microwave and radio frequency (RF) custom connectors which lowers the number of its direct competitors. Because Aviel Electronics is an approved vendor of leading aerospace, electronics, OEM and government agencies in the United States and abroad, competition is limited to those manufacturers who have been approved.

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

Government Regulations:

The Company's products are designed to meet all known existing or proposed governmental regulations. Management believes that the Company currently meets existing standards for approvals by government regulatory agencies for its principal products. Because the products designed and sold by the Aviel Electronics Division are used in commercial and military aerospace products, its products are regulated by various government agencies in the United States and abroad.

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

Dependence On The Connector Division

Of the Company's five operating divisions, the RF Connector division is the largest, accounting for approximately 87% of the Company's total sales for the fiscal year ended October 31, 2004. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the Connector Division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the Connector Division are described below.

The Company Depends On Third-Party Contract Manufacturers For A Majority Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company's Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

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

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

The Company's sales efforts are primarily affected through independent distributors, of which there were 73 as of the end of fiscal 2004. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2004. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction. Dependence On Principal Customer

One customer accounted for approximately 16% of the total sales of the Company's RF Connector division for the fiscal year ended October 31, 2004. Although this customer has been an on-going major customer of the Company for at least the past six years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Certain of The Company's Markets Are Subject To Rapid Technological Change, So the Company's Success In These Markets Depends On Its Ability To Develop And Introduce New Products.

Although most of the Company's products have a stable market and are only gradually phased out, certain of the new and emerging markets, such as the wireless digital transmission markets, are characterized by:

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

The primary customers for the Company's coaxial connectors are in the communications industries. Any significant downturn in the Company's customers' markets, in particular, or in general economic conditions which result in the cut back of budgets would likely result in a reduction in demand for the Company's products and services and could harm the Company's business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including the Company. No assurance can be given that the connector industry will not experience a material downturn in the near future. Any cyclical downturn in the connector and/or communications industry could have a material adverse effect on the Company.

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 9% of the net sales of the Company in the year ended October 31, 2004. International revenues are subject to a number of risks, including:

o    longer accounts receivable payment cycles;

o    difficulty in enforcing agreements and in collecting accounts receivable;

o    tariffs and other restrictions on foreign trade;

o    economic and political instability; and

o    the burdens of complying with a wide variety of foreign laws.

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

Since sales made to foreign customers or foreign distributors have historically been in U.S. dollars, the Company has not been exposed to the risks of foreign currency fluctuations. However, if the Company in the future is required to accept sales denominated in the currencies of the countries where sales are made, the Company will thereafter also be exposed to currency fluctuation risks.

Control By Principal Stockholders

Officers and directors, as of January 9, 2005, own or could own, upon exercise of options, which are immediately exercisable, approximately 22.2% of the outstanding common stock of the Company. Accordingly, these officers and directors, in their capacities as stockholders, will be able to influence the outcome of any corporate or other matter submitted to the Company's stockholders for approval, including any merger, consolidation sale of all or substantially all of the Company's assets. Such concentrated share ownership may prevent or discourage potential bids to acquire the Company unless the terms are approved by such officers and directors.

Dependence On Key Personnel

The Company's success will depend to a significant extent on the continued service of the Company's senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company has an employment agreement with Mr. Hill for a term, which expires on February 24, 2005. The Company plans to sign a new agreement with Mr. Hill prior to expiration. If the Company lost the services of Mr. Hill or one or more of the Company's key executives or employees (including if one or more of the Company's officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company's business, operating results, and financial condition.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Small business issuers such as this company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements, should we continue to rely heavily on stock-based compensation, may reduce our stock price and make it more difficult for us to attract new investors.

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

The Company does not hold any United States or foreign patents and does not have any patents pending. In addition, the Company does not have any other exclusive intellectual property rights in the technology employed in its products. The Company does not actively seek to protect its rights in the technology that it develops or that the Company's third-party contract manufacturers develop. In addition, these parties share the technologies with other parties, including some of the Company's competitors. Accordingly, competitors can and do sell the same products as the Company, and the Company cannot prevent or restrict such competition.

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

ITEM 2. PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company's Connector Division. In addition, the Company also leases the following facilities:

     (i) The Bioconnect Division operates in a 3,180 square foot facility that is located adjacent to the Company's corporate headquarters. The lease for this space expires on May 31, 2005.

     (ii) The Neulink Division operates from a separate building that is located near the Company's corporate headquarters at 7606 Miramar Road, Building 7200. RF Neulink's building consists of approximately 2,400 square feet of administrative and manufacturing space and houses the production and sales staff of the Neulink Division. The lease for this space expires on May 31, 2005.

     (iii) In August 2004, the Company established its Aviel Electronics Divisions through its acquisition of the assets and the lease of Aviel Electronics in Las Vegas, Nevada. Accordingly, the Aviel Electronics division currently leases an approximately 3,000 square feet facility located at 5530 S. Valley View Blvd., Suite 103, Las Vegas, Nevada. The lease for the Las Vegas offices will expire on March 31, 2005.

The aggregate monthly rental for all the Company's facilities currently is approximately $13,500 per month, plus utilities, maintenance and insurance.

The Company currently believes that its facilities are sufficient to meet its foreseeable needs. However, should the Company require additional space, the Company believes that suitable additional space is available near the Company's current facilities. In addition, the Company believes that it will be able to renew its existing leases upon the expiration of the current leases or, if desirable or necessary, locate alternate facilities on substantially similar terms.

ITEM 3. LEGAL PROCEEDINGS:

The Company is not currently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
              ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is listed and trades on the NASDAQ Small Cap Market under the symbol "RFIL."

For the periods indicated, the following tables sets forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

       Quarter                                                        High                 Low
       ------------------------------------------------------    ----------------    -----------------

       Fiscal 2004

       November 1, 2003 - January 31, 2004..................          $9.04               $3.85
       February 1, 2004 - April 30, 2004....................           8.48                5.95
       May 1, 2004 - July 31, 2004..........................          10.49                7.35
       August 1, 2004 - October 31, 2004....................          8.44                 6.20

       Fiscal 2003

       November 1, 2002 - January 31, 2003..................          $3.85               $2.69
       February 1, 2003 - April 30, 2003....................          5.95                 2.87
       May 1, 2003 - July 31, 2003..........................          7.35                 3.78
       August 1, 2003 - October 31, 2003....................          6.20                 4.50

On January 24, 2005, the closing sales price of the Company's Common Stock was $8.52.

As of January 9, 2005, there were 556 holders of the Company's Common Stock according to the records of the Company's transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in "street name".

The Company has not paid any dividends to date and does not presently intend to pay cash dividends on its Common Stock in the foreseeable future.

There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2004.

The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. One of the accounting policies that involve significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented over one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance valuation. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (R), "Accounting for Stock-Based Compensation." SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for small business issuers such as this Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of this Company during the fiscal year 2006.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type included put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of SFAS No. 150 are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

OVERVIEW

Historically, over 87% of the Company's revenues are generated by the Connector Divisions from the sale of connector products and connector cable assemblies. Sales of connectors are expected to constitute an even larger portion of revenues in the future since the Company acquired the Aviel Electronics Division in August 2004. Because the Company sells thousands of connector products for uses in thousands of end products, sales are relatively stable and not dependent upon any one industry sector or product line. As a result, the Company's revenues and expenses are typically not subject to major fluctuations. During the fiscal year ended October 31, 2004, sales did, however, increase by 14% over the sales in the prior year due to an overall increase in the economy and, in particular, a rebound in the telecommunications and wireless industries, which resulted in increased sales to those industries. In addition, revenues increased due to the acquisition of the Aviel Division during the fourth quarter.

The Company also continued to manage its operating costs by reducing its selling and general expenses as a percentage of net sales during fiscal 2004.

As a result of our increased sales and control of our operating expenses, the Company generated net income for the 11th consecutive year.

During the 2004 fiscal year. the Company generated $1,464,000 of cash from our operations. As a result, the amount of cash and cash equivalents held by the Company as of October 31, 2004 increased to $4,497,000 from $2,684,000 in the prior year. Since the Company has no debt, other than normal accounts payable and accrued expenses, it will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 2004 and 2003:

                                                      2004                                     2003
                                       -------------------------------------    --------------------------------------
                                           Amount           % Total Assets           Amount          % Total Assets
                                        ----------------    -----------------    -----------------   ------------------
Cash and cash equivalents.........        $4,497,322             40.6%             $2,683,896             31.2%
Current assets....................        10,259,453             92.7%              8,146,211             94.6%
Current liabilities...............           563,056              5.1%                509,992              5.9%
Working capital...................         9,696,397             87.6%              7,636,219             88.7%
Property and equipment - net......
                                             563,040              5.1%                328,124              3.8%
Total assets......................        11,070,722            100.0%              8,608,090            100.0%
Stockholders' equity..............        10,454,666             94.4%              8,058,098             93.6%

Liquidity and Capital Resources:

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2005. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year are based on the following:

o As of October 31, 2004, the amount of cash and cash equivalents was equal to $4,497,000 in the aggregate. This amount exceeds the amount of the selling and general expenses of the Company for the entire fiscal year ended October 31, 2004. Accordingly, the Company believes that it has sufficient cash available to operate for an entire year even if it did not generate any profits.

o As of October 31, 2004, the Company had approximately $10,259,000 in current assets, and only $563,000 of current liabilities.

The principal expenditures that the Company currently anticipates for fiscal 2005 that will negatively affect the Company's liquidity and financial results will be the additional costs it expects to incur in order to comply with the new Sarbanes-Oxley Act of 2002 requirements that go into effect this year, particularly those related to implementing and verifying new internal financial control systems. The Company estimates that these additional compliance costs could be approximately $800,000 during the fiscal year ended October 31, 2005. These additional expenditures will reduce the amount of cash and cash equivalents that the Company has in reserves. Nevertheless, management believes that based on the Company's financial condition at October 31, 2004, the absence of outstanding bank debt, and its recent operating results, it has sufficient capital resources to fund its operations (including the new Sarbanes-Oxley Act of 2002 compliance costs) for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.

Inventories as of October 31, 2004 were $3,790,000, a $335,000 increase from October 31, 2003. As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company's competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which amount it increases or decreases to reflect its sales. The Company continuously monitors its inventory levels and, because of recent increases in sales, may commence increasing its inventory levels. Because sales have been increasing, the Company has increased its inventory levels to be able to meet anticipated demand.

The net income for the current year was $1,224,000, and net cash provided by operating activities for the year ended October 31, 2004 was $1,464,000. For the prior year ended October 31, 2003, net income was $711,000, and cash provided by operating activities was $1,129,000. Net cash provided by operating activities exceeded net income as a result of non-cash depreciation and amortization expenses, and a reduction in trade accounts receivable, the collection of which increased cash without affecting net income. In fiscal 2003, net cash provided from operations exceeded net income due to the reduction in inventories (which enabled the Company to generate sales and increase accounts receivable without having to expend cash to purchase or replenish those inventories), non-cash depreciation and amortization expenses, and certain other factors.

Net cash used in investing activities was $650,000 as a result of the acquisition of the Aviel Electronics Division in August 2004 and the purchase of additional equipment. In August 2004, the Company purchased all of the assets of Aviel Electronics, an established connector manufacturer and marketer located in Las Vegas, Nevada. The purchase price paid for the acquisition was $510,000, of which $410,000 was paid in cash to the seller at the closing and $100,000 is being held in escrow for one year as security for certain representations made by the seller. In fiscal 2003, net cash used in investing activities was only $44,000, consisting primarily of capital expenditures made during that year.

Financing activities increased the Company's net cash by $999,000 in the current year due to the receipt of funds from the exercise of stock options by the Company's employees. In fiscal 2003, financing activities reduced the Company's net cash by $2,340,000 primarily as a result of the repurchase of 752,167 of its outstanding shares of common stock.

Results of Operations:

The following summarizes the key components of the results of operations for the years ended October 31, 2004 and 2003:

                                                      2004                                     2003
                                      --------------------------------------    --------------------------------------
                                          Amount             % of Sales             Amount          % of Total Sales
                                      ----------------    ------------------    ----------------    ------------------
Net sales.........................      $11,227,242             100.0%             $9,875,499             100.0%
Cost of sales.....................        5,539,945              49.3%              5,079,307              51.4%
Gross profit......................        5,687,297              50.7%              4,796,192              48.6%
Engineering expenses..............          486,202               4.3%                753,562               7.6%
Selling and general expenses......
                                          3,154,074              28.1%              2,849,506              28.9%
Operating income..................        2,047,021              18.2%              1,193,124              12.1%
Other income......................           17,110                .2%                 22,321                .2%
Income before income taxes........
                                          2,064,131              18.4%              1,215,445              12.3%
Income taxes......................          840,000               7.5%                504,700               5.1%
Net income........................        1,224,131              10.9%                710,745               7.2%

Net sales of the Company increased by $1,352,000, or 14%, for the fiscal year ended October 31, 2004 compared to the fiscal year ended October 31, 2003. The increase in fiscal 2004 is attributable to an increase in sales as the overall market demand for connector products increased, particularly for wireless applications during the fiscal year. In addition to an increase in demand in the Company's connector and cable assembly products as a result of an increase in the wireless market, sales of the Bioconnect Division's medical products also increased during the October 31, 2004 fiscal year. Finally, the acquisition of the Aviel Division in August 2004 contributed revenues during the last fiscal quarter of the October 31, 2004 fiscal year. Since the Company did not own or operate the Aviel Division in fiscal 2003, the addition of Aviel Division improved revenues in 2004 and will continue to supplement the Company's connector sales in the future. The increase in revenues at the Company's four other divisions were partly offset by a decrease in revenues in the Neulink Division. Revenues in the Neulink Division decreased due to the loss of a primary customer.

The Company's gross profit increased by $891,000 to $5,687,000 in 2004 from $4,796,000 in 2003 due to the increase in net sales and a reduction in cost of sales as a percentage of sales. As a percent of sales, gross profit increased to 50.7% in fiscal 2004 from 48.6% of sales in fiscal 2003. The increase in the gross profit percentage is primarily due to product mix, and increased sales volume, which increased volume enabling the Company to obtain better pricing on its product purchases and reduce its per unit labor costs.

Engineering expenses, which include research and development expenses, decreased by $268,000 from $754,000 in fiscal 2003 to $486,000 in fiscal 2004. As a percent of sales, engineering expenses decreased from 7.6% in fiscal 2003 to 4.3% in fiscal 2004. The decrease in engineering expenses is attributable to termination of the design and development activities related the development of the new Neulink modem.

Selling and general expenses increased by $304,000, or by 10.7%, from $2,850,000 in fiscal 2003 to $3,154,000 in fiscal 2004. The increase is primarily due to additional costs related to increased sales and increased marketing activities, as well as the addition of the Aviel Division and the costs related to operating a new office in a different state. However, as a percentage of net sales, selling and general expenses decreased in fiscal 2004 to 28% from 29% in fiscal 2003. The decrease in selling and general expenses reflects the Company's continuing emphasis on cost controls. General and administrative expenses are, however, expected to significantly increase during the next fiscal year due to the additional costs the Company expects to incur in order to comply with the new Sarbanes-Oxley Act of 2002 requirements that go into effect this year, particularly those related to implementing and verifying new internal financial control systems. The Company estimates that these additional compliance costs could be approximately $800,000 during the fiscal year ending October 31, 2005.

Operating income increased by $854,000 from $1,193,000 in fiscal 2003 to $2,047,000 in fiscal 2004. The increase in operating income is primarily attributable to increased sales, the higher gross margins.

Net income increased by $513,000 to $1,224,000, compared to net income of $711,000 in fiscal 2003. The increase in net income is due to the overall increase in net sales.

ITEM 7. FINANCIAL STATEMENTS

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-17 and filed as part of this Annual Report:

o    Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

o    Balance Sheets as of October 31, 2004 and 2003

o    Statements of Income for the years ended October 31, 2004 and 2003

o    Statements of Stockholders' Equity for the years ended October 31, 2004 and
     2003

o    Statements of Cash Flows for the years ended October 31, 2004 and 2003

o    Notes to Financial Statements

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL DISCLOSURE

         Not Applicable.

                        ITEM 8A CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2004, those disclosure controls and procedures were not effective to ensure that management is alerted to material information required to be disclosed by the Company in the reports it files with the SEC and that such material information is recorded and reported within the time periods specified in the SEC's rules and forms. However, since the date of that evaluation, management is beginning to implement changes to improve certain aspects of its disclosures controls and procedures.

In connection with its audit of the Company's financial statements for the fiscal year ended October 31, 2004, J.H. Cohn LLP, the Company's independent registered public accounting firm, advised the Company's Audit Committee that it had identified material weaknesses in the Company's accounting function that needed to be re-evaluated and strengthened. J.H. Cohn informed the Audit Committee that, due to the growth of the Company, the acquisition of the Aviel Electronics division, the expansion of operations to Nevada and the ever-increasing complexities of standards of financial reporting, the Company's technical accounting capabilities needed to be expanded to ensure that the Company had the internal capabilities necessary to produce financial statements that would be compliant with accounting principles generally accepted in the United States and the reporting requirements of the SEC. In addition, J.H. Cohn notified the Company of certain material adjustments that were made to the October 31, 2004 financial statements due to a clerical error identified in the Company's accounting records pertaining to sales and accounts receivable. As a result, J.H. Cohn stated that it believed that the Company's accounting department needed additional personnel who have the appropriate financial accounting background and training in the preparation of GAAP and SEC compliant financial statements. In addition to identifying the foregoing material weakness, J.H. Cohn also made certain other suggestions to improve the Company's financial information and internal control procedures.

Since October 31, 2004, the Company has undertaken a number of remediation actions, including the following:

o    Replaced its legacy computer accounting system with a new system.

o Commenced its search for a full or part-time Chief Financial Officer who is experienced in SEC reporting.

o Replaced the Company's prior stock option record system with a new software system.

o    Commenced replacing certain of its accounting department personnel.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of the fiscal year ended October 31, 2004 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted above, the Company has implemented certain procedures since October 31, 2004.

(c) Limitations On Disclosure Controls And Procedures. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company can be detected.

ITEM 8B  OTHER INFORMATION

         Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2004. A majority of the Directors are "independent directors" as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Hooper, Jacobs, and Kester.

                 Name
                               Age Director Since
        John R. Ehret                      67                         1991
        Marvin H. Fink                     68                         2001
        Howard F. Hill                     64                         1979
        Henry E. Hooper                    51                         1998
        Robert Jacobs                      52                         1997
        Linde Kester                       59                         2001

John R. Ehret has been the President of TPL Electronics of Los Angeles, California, since 1982. He holds a B.S. degree in Industrial Management from the University of Baltimore. He has been in the electronics industry for over 33 years.

Marvin H. Fink has served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. since October 2002. Prior thereto, Mr. Fink was President of Teledyne's Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, a M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is a member of the California Bar.

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company in July 1993. He has held various positions in the electronics industry over the past 40 years.

Henry E. Hooper has been the General Partner of the D3 Family Fund, LP, a partnership that invests in small capitalization growth stocks, since 2001. Previously, Mr. Hooper worked in the telecommunications industry, serving in various leadership capacities for TESSCO Technologies, a distributor of wireless communications products and services. He holds a bachelor's degree and an MBA from Yale University. Mr. Hooper has been in the telecommunications industry for over 16 years.

Robert Jacobs has been an Account Executive at Neil Berkman Associates since 1988. Neil Berkman Associates is the Company's investor relations firm, and Mr. Jacobs is the Account Executive for the Company. He holds an MBA from the University of Southern California and has been in the investor relations industry for over 21 years.

Linde Kester has been the Proprietor of Oregon's Chateau Lorane Winery since 1992. He was formerly Chairman and CEO of Xentek, an electronics power conversion manufacturer that he co-founded in 1972. Mr. Kester was also a co-founder of Hidden Valley National Bank in Escondido, California. He holds an A.A. in Electron-Mechanical Design from Fullerton College and has over two decades of experience in the electronics industry.

Management

Howard F. Hill is the President and Chief Executive Officer of the Company.

Terrie Gross joined the Company in January 1992 as Accounting Manager. She was elected to Corporate Secretary in February 1995, and elected to Chief Financial Officer in May 1997.

Board of Director Meetings

During the fiscal year ended October 31, 2004, the Board of Directors held four meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2004, each Board of Directors member attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2004, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee. The Board of Directors also intends to form a Nominating Committee. Each member will be "independent" as defined in the Nasdaq Stock Market's listing standards. The functions of the Nominating Committee will be to assist the Board of Directors by identifying individuals qualified to become members, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders, and to recommend to the Board of Directors corporate governance guidelines and changes thereto.

The Audit Committee meets periodically with the Company's management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant's comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2004 the Audit Committee was composed of Mr. Hooper, Mr. Ehret and Mr. Kester. Each of these individuals were non-employee directors and independent as defined under the Nasdaq Stock Market's listing standards. While each of the members of the Audit Committee has significant knowledge of financial matters (two of the members have received a Masters of Business Administration degree), none of the Audit Committee members has been designated as an "audit committee financial expert" as defined under
Item 401(h)(2) of Regulation S-K of the Securities Exchange Act of 1934, as amended The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2004. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, Fink, and Kester, each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market's listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2004, which was attended by all committee members.

Code Of Business Conduct And Ethics

The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of the Company's Directors, officers and employees, including its principal executive officer and principal financial officer. The Code is posted on the Company's website at www.rfindustries.com. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as the Company's Chief Executive Officer during the fiscal year ended October 31, 2004 (the "Named Executive Officer"). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year ended October 31, 2004.

                  Annual Compensation                                    Long-Term Compensation Awards

                                                                                                     Securities
                                                                                                     Underlying
Name and Principal Position                           Year           Salary          Bonus        Options/SARs (#)
---------------------------                           ----           ------          -----        ----------------
                                                                       ($)            ($)
Howard F. Hill, President                             2004           165,000         50,000             6,000
   Chief Executive Officer, Director
                                                      2003           140,000         25,000             4,000
                                                      2002           125,000         30,000             4,000

As permitted by rules established by the SEC, no other annual compensation is shown because perquisites and other non-cash benefits provided by the Company do not exceed the lesser of 10% of bonus plus salary or $50,000 for the last three fiscal years.

Option Grants. The following table contains information concerning the stock option grants to the Company's Named Executive Officer for the fiscal year ended October 31, 2004.


                                          Option Grants in Last Fiscal Year

                                                                   % of Total Options
                                                                Granted to Employees in
                                      Securities Underlying            Fiscal Year         Base Price    Expiration
         Name                          Options Granted (#)                                  ($/Share)        Date
                                       -------------------                                  ---------        ----
Howard F. Hill, President
Incentive Stock Option                        2,000                       9.2%                $6.38      October 2014
Non-Qualified Option                          4,000                       11.1%               $5.42      October 2014

Option Exercises and Holdings. 8,000 options were exercised by Mr. Hill, the Named Executive Officer, during the fiscal year ended October 31, 2004. The following table sets forth information concerning option exercises and option holdings and the value, at October 31, 2004, of unexercised options held by the Named Executive Officer:

                                   Aggregated Options/SAR Exercises in Last Fiscal Year
                                          and Fiscal Year-End Option/SAR Values

                                                                                                       Value of
                                                                                                      Unexercised
                                           Value Realized            Number of Unexercised           In-the-Money
                      Shares Acquired     Market Price at            Options/SARs at Fiscal         Options/SARs at
                                           Exercise Less                  Year-End (#)                  Fiscal
                                                                                                      Year-End ($)
Name                    Exercise #       Exercise Price ($)      Exercisable      Unexercisable       Exercisable/
----                    ----------       ------------------      -----------      -------------       ------------
                                                                                                   Unexercisable (1)
                                                                                                   -------------
Howard F. Hill,            8,000              $24,280              460,000            6,000           $2,821,680/
President                                                                                               $38,280

(1) Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $6.38 on the last trading day of the fiscal year as reported on the Nasdaq Small Cap Market.

During the fiscal year ended October 31, 2004, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreement

The Company has no employment or severance agreements with any of its executive officers for payments of more than $100,000, other than with the President/Chief Executive Officer. On June 1, 1994, the Company entered into a six-year, renewable employment contract with the President calling for annual compensation, which compensation was increased to $165,000 in 2004, plus a bonus to be determined by the Board. The employment contract was renewed effective January 1998 and the current term expires in 2005. In the event Mr. Hill is terminated for a material breach of the employment contract, he shall be paid one years' initial base salary. In addition, the employment contract granted the President options to acquire 500,000 shares of common stock at $.10 per share. Such options vested ratably over the first six-year term of the initial agreement and are now fully vested. Upon the termination of his employment, Mr. Hill must exercise his options within one year of written notice. The shares underlying his options may be sold to the Company at an agreed upon price, and the Company has a right of first refusal to purchase such shares.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. The exercise price of the options is set at 85% of the closing price of the common stock on the last day of the fiscal year. During the fiscal year ended October 31, 2004, options to purchase 2,000 shares of common stock were granted to each of the following directors: Mr. Ehret, Mr. Fink, Mr. Hooper, and Mr. Jacobs. Mr. Kester and Mr. Hill received a grant for 4,000 shares. All options granted were at a strike price $5.42 per share. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings. For the fiscal years ending after October 31, 2004, the Board has voted to compensate all non-employee directors, in addition to the foregoing options, with an annual cash payment of $5,000 per director, and to pay the non-employee Chairman of the Board an additional annual payment of $10,000.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 31, 2005 by: ( i ) each director and nominee for director; (ii) the executive officer named in the Summary Compensation Table in Executive Compensation; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.

Name and Address of                        Number of Shares (1)            Percentage Beneficially
Beneficial Owner                           Beneficially Owned                       Owned
------------------                         ------------------                       -----
Howard H. Hill                                440,000(2)                            12.8%
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202

John R. Ehret                                  22,000(3)                              *
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202

Robert Jacobs                                   2,000(4)                              *
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202

Henry E. Hooper                                 2,000(5)                              *
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202

Marvin H. Fink                                 19,165(6)                              *
7610 Miramar Rd., Ste. 6000
San Diego, CA 92126-4202

Linde Kester                                   62,072(7)                            2.0%
7610 Miramar Rd., Ste. 6000
San Diego, CA 92126-4202

All Directors and Officers as a Group
(7 persons)                                   655,237(8)                           18.26%

(1) Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose. (2) Represents the 440,000 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days. (3) Consists of 12,000 shares, which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days. (4) Consists of 2,000 shares, which Mr. Jacobs has the right to acquire upon exercise of options exercisable within 60 days. (5) Consists of 2,000 shares, which Mr. Hooper has the right to acquire upon exercise of options exercisable within 60 days. (6) Consists of 19,165 shares, which Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days. (7) Includes 20,170 shares, which Mr. Kester has the right to acquire upon exercise of options exercisable within 60 days. (8) Includes 591,135 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days. * Represents less than 1% of the outstanding shares.

There is no arrangement known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2004 with respect to the shares of Company common stock that may be issued under the Company's existing equity compensation plans.

                                                           A                    B                       C
                                                   ------------------    ---------------     -----------------------
                                                  Number of Securities   Weighted Average    Number of Securities
                                                   to be Issued Upon    Exercise Price     Remaining Available for
                                                      Exercise of       of Outstanding      Future Issuance Under
                                                  Outstanding Options     Options ($)      Equity Compensation Plans
                                                  --------------------   -----------------  (Excluding Securities
                 Plan Category                                                             Reflected in Column A)
--------------------------------------                                                      --------------------------
Equity Compensation Plans Approved by
   Stockholders (1)                                        208,714              $3.82                    108,851
Equity Compensation Plans Not Approved by
   Stockholders (2)                                        827,000              $1.08                        -0-
Total                                                    1,035,714              $1.63                    108,851

(1) Consists of options granted under the R.F. Industries, Ltd. (i) 2000 Stock Option Plan, (ii) the 1990 Incentive Stock Option Plan, and (iii) the 1990 Non-qualified Stock Option Plan. The 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, the 108,851 shares remaining available for issuance represent shares under the 2000 Stock Option Plan.

(2) Consists of options granted to six executive officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that during its most recent fiscal year ended October 31, 2004, that its officers and directors complied with the filing requirements under Section 16(a).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 1997, the Company loaned to Howard Hill, its President and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal. The principal balance of the loan is still outstanding. Mr. Hill pays interest on the loan annually. The loan is evidenced by a promissory note that is secured by a lien on certain of Mr. Hill's personal property.

Mr. Jacobs, a director of the Company, is an employee of Neil Berkman Associates, the Company's public relations firm. For the fiscal years ended October 31, 2003 and October 31, 2004, the Company paid to Neil Berkman Associates $39,360 and $43,050, respectively, for services rendered.

ITEM 13.          EXHIBITS

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

         14.1     Code of Ethics(5)

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

          (5) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended October 31, 2003, which exhibit is hereby incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to RF Industries, Ltd. by J.H. Cohn LLP for professional services rendered for the fiscal years ended October 31, 2004 and 2003:


         Fee Category                                  Fiscal 2004 Fees                      Fiscal 2003 Fees
         --------------------------------     -----------------------------------     -------------------------------
         Audit Fees                                                    $  79,654                           $  61,453
         Audit-Related Fees                                               19,506                               1,666
         Tax Fees                                                         14,815                              12,317
                                              -----------------------------------     -------------------------------

         Total Fees                                                    $ 113,975                           $  75,436
                                              ===================================     ===============================

Audit Fees. Consists of fees billed for professional services rendered for the audit of RF Industries, Ltd. financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by J.H. Cohn LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of RF Industries' financial statements and are not reported under "Audit Fees." These services include professional services requested by RF Industries in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and assistance with tax reporting.

                                    SIGNATURE

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.


Date:  February 14, 2004                    By:     /s/    Howard F. Hill
                                               -------------------------
                                               Howard F. Hill, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  February 14, 2005                  By:       /s/    Terrie A. Gross
                                                --------------------------
                                                Terrie A. Gross,
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Dated:  February 14, 2005                  By:      /s/  Howard F. Hill
                                                ----------------------
                                                Howard F. Hill,
                                                Chief Executive Officer

Dated:  February 14, 2005                  By:       /s/   John Ehret
                                                --------------------
                                                John Ehret, Director

Dated:  February 14, 2005                  By:      /s/   Marvin Fink
                                                --------------------
                                                Marvin Fink, Director

Dated:  February 14, 2005                  By:      /s/   Henry Hooper
                                                ---------------------
                                                Henry Hooper, Director

Dated:  February 14, 2005                  By:      /s/   Robert Jacobs
                                                ----------------------
                                                Robert Jacobs, Director

Dated:  February 14, 2005                  By:      /s/    Linde Kester
                                                ----------------------
                                                Linde Kester, Director

                                     Index
                             [Attachment to Item 7]

                                                                    Page

Report of Independent Registered Public Accounting Firm .......     F-2

Balance Sheets
    October 31, 2004 and 2003 .................................     F-3

Statements of Income
    Years Ended October 31, 2004 and 2003 .....................     F-4

Statements of Stockholders' Equity
    Years Ended October 31, 2004 and 2003 .....................     F-5

Statements of Cash Flows
    Years Ended October 31, 2004 and 2003 .....................     F-6

Notes to Financial Statements .................................     F-7/17

                                      * * *

             Report of Independent Registered Public Accounting Firm
            ---------------------------------------------------------

To the Stockholders
RF Industries, Ltd.


We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2004 and 2003, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






San Diego, California
December 9, 2004

                               RF INDUSTRIES, LTD.

                                 BALANCE SHEETS
                            OCTOBER 31, 2004 AND 2003

                                    ASSETS
                                  ----------

                                                                 2004            2003
                                                             ------------    ------------
Current assets:
    Cash and cash equivalents ............................   $  4,497,322    $  2,683,896
    Trade accounts receivable, net of allowance for
        doubtful accounts of $38,513 and $55,322 .........      1,516,035       1,701,618
    Notes receivable .....................................         12,000          12,000
    Inventories ..........................................      3,789,958       3,455,018
    Other current assets .................................        303,138         158,079
    Deferred tax assets ..................................        141,000         135,600
                                                             ------------    ------------
           Total current assets ..........................     10,259,453       8,146,211
                                                             ------------    ------------

Equipment and furnishings:
    Equipment and tooling ................................      1,489,297       1,125,485
    Furniture and office equipment .......................        299,423         260,183
                                                             ------------    ------------
                                                                1,788,720       1,385,668

    Less accumulated depreciation ........................      1,225,680       1,057,544
                                                             ------------    ------------
           Totals ........................................        563,040         328,124
                                                             ------------    ------------

Goodwill .................................................        137,328
Notes receivable from related parties ....................         26,730          49,584
Note receivable from stockholder .........................         70,000          70,000
Other assets .............................................         14,171          14,171
                                                             ------------    ------------

           Totals ........................................   $ 11,070,722    $  8,608,090
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................   $    209,956    $    181,637
    Accrued expenses .....................................        353,100         328,355
                                                             ------------    ------------
           Total current liabilities .....................        563,056         509,992

Deferred tax liabilities .................................         53,000          40,000
                                                             ------------    ------------
           Total liabilities .............................        616,056         549,992
                                                             ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Common stock - authorized 10,000,000 shares at $.01
        par value; 2,996,937 and 2,692,683 shares issued .         29,970          26,927
    Additional paid-in capital ...........................      3,566,760       2,418,033
    Retained earnings ....................................      6,857,936       5,633,805
    Treasury stock, at cost, 7,300 shares in 2003 ........                        (20,667)
                                                             ------------    ------------
           Total stockholders' equity ....................     10,454,666       8,058,098
                                                             ------------    ------------

           Totals ........................................   $ 11,070,722    $  8,608,090
                                                             ============    ============

See Notes to Financial Statements.

                              RF INDUSTRIES, LTD.

                              STATEMENTS OF INCOME
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                    2004            2003
                                                -----------     -----------
Net sales ...................................   $11,227,242     $ 9,875,499
Cost of sales ...............................     5,539,945       5,079,307
                                                -----------     -----------
Gross profit ................................     5,687,297       4,796,192
                                                -----------     -----------

Operating expenses:
    Engineering .............................       486,202         753,562
    Selling and general .....................     3,154,074       2,849,506
                                                -----------     -----------
        Totals ..............................     3,640,276       3,603,068
                                                -----------     -----------

Operating income ............................     2,047,021       1,193,124

Other income - interest .....................        17,110          22,321
                                                -----------     -----------

Income before income taxes ..................     2,064,131       1,215,445

Provision for income taxes ..................       840,000         504,700
                                                -----------     -----------

Net income ..................................   $ 1,224,131     $   710,745
                                                ===========     ===========
Earnings per share:
    Basic ...................................   $       .42     $       .23
                                                ===========     ===========
    Diluted$ ................................   $       .33     $       .19
                                                ===========     ===========

See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                   Common Stock            Additional                    Receivables                     Total
                                ---------------------       Paid-In         Retained       from Sale      Treasury     Stockholders'
                                 Shares       Amount         Capital        Earnings       of Stock         Stock         Equity
                                ---------    --------     -------------    ----------     -----------    ----------   --------------

Balance, November 1, 2002       3,441,054     $ 34,410     $ 4,695,147     $ 4,923,060      $ ( 1,715)    $ (55,211)    $ 9,595,691

Net income                                                                     710,745                                      710,745

Tax benefit on non-qualified
stock options                                                   47,500                                                       47,500

Repayments of receivables
from sale of stock                                                                              1,715                         1,715

Exercise of stock options          73,296          733          89,962                                                       90,695

Purchase of treasury stock                                                                               (2,388,248)     (2,388,248)

Retirement of common stock       (821,667)      (8,216)     (2,414,576)                                   2,422,792
                               ----------    ---------     ------------    ------------    -----------   -----------    -----------

Balance, October 31, 2003       2,692,683       26,927       2,418,033       5,633,805          -           (20,667)      8,058,098

Net income                                                                   1,224,131                                    1,224,131

Tax benefit on non-qualified
 stock options                                                 173,000                                                      173,000

Exercise of stock options         311,554        3,116         996,321                                                      999,437

Retirement of common stock         (7,300)         (73)        (20,594)                                      20,667
                               ----------    ---------    ------------    ------------    -----------   -----------    ------------

Balance, October 31, 2004       2,996,937     $ 29,970     $ 3,566,760     $ 6,857,936      $   -         $    -        $10,454,666
                               ==========    =========    ============     ===========    ===========   ===========    ============


See Notes to Financial Statements.
                                       F-5

                              RF INDUSTRIES, LTD.

                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                        2004           2003
                                                                    -----------    -----------
Operating activities:
    Net income ..................................................   $ 1,224,131    $   710,745
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for bad debts ..................................         2,000         54,000
       Depreciation .............................................       168,136        158,040
       Deferred income taxes ....................................         7,600        (40,800)
       Income tax benefit on non-qualified stock options ........       173,000         47,500
       Changes in operating assets and liabilities:
          Trade accounts receivable .............................       183,583       (609,179)
          Inventories ...........................................      (202,928)       688,599
          Other assets ..........................................      (145,059)         8,617
          Accounts payable ......................................        28,319        110,831
          Accrued expenses ......................................        24,745          1,084
                                                                    -----------    -----------
              Net cash provided by operating activities .........     1,463,527      1,129,437
                                                                    -----------    -----------

Investing activities:
    Payment for acquisition .....................................      (510,000)
    Capital expenditures ........................................      (162,392)       (51,341)
    Payments of note receivable from related party ..............        22,854          6,921
                                                                    -----------    -----------
              Net cash used in investing activities .............      (649,538)       (44,420)
                                                                    -----------    -----------

Financing activities:
    Exercise of stock options ...................................       999,437         90,695
    Purchase of treasury stock ..................................                   (2,388,248)
    Payments on notes payable ...................................                      (44,582)
    Repayments of receivables from sale of stock ................                        1,715
                                                                    -----------    -----------
              Net cash provided by (used in) financing activities       999,437     (2,340,420)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............     1,813,426     (1,255,403)

Cash and cash equivalents at beginning of year ..................     2,683,896      3,939,299
                                                                    -----------    -----------

Cash and cash equivalents at end of year ........................   $ 4,497,322    $ 2,683,896
                                                                    ===========    ===========

Supplemental cash flow information - income taxes paid ..........   $   900,000    $   514,700
                                                                    ===========    ===========

Noncash financing activities - retirement of common stock .......   $    20,667    $ 2,422,792
                                                                    ===========    ===========

See Notes to Financial Statements.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS




Note 1 - Business activities and summary of significant accounting policies:

     Business activities:
          The Company's business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company currently conducts its operations through four divisions (i) RF Connector
          Division is engaged in the design and distribution of coaxial connectors used primarily in radio and other professional communications applications; (ii) Neulink Division is engaged in the design, manufacture and sale of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment; (iii) Bioconnect Division is engaged in the design, manufacture  and sales of  medical  cable  interconnects  for  medical monitoring applications; and (iv) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors for aerospace, original electronics manufacturers and military electronics applications (see Note 10).

          Prior to fiscal 2004, the Company had reported separate segment information in its filings for the operations of its RF Connector, Neulink and Bioconnect Divisions in the same format as reviewed by the Company's management. The sales, operating income and assets of the Neulink and Bioconnect Divisions no longer meet the thresholds that require separate disclosures. Accordingly, commencing with fiscal 2004, the Company has discontinued reporting segment information on the Neulink and Bioconnect segments separately.

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


     Revenue recognition:
          Revenue from product sales is recognized when the product is shipped and collectibility is assured.

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

     Equipment and furnishings:
          Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 7 years) using the straight-line method.

     Goodwill:
          The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. There was no impairment of goodwill or other intangible assets as a result of impairment tests performed according to SFAS 142.

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

     Advertising:
          The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $114,558 and $66,890 in 2004 and 2003, respectively.

     Research and development:
          The Company expenses the cost of research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $40,000 and $234,000 in 2004 and 2003, respectively.

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

     Stock options:
          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition Disclosure." The Company follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123.

          Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans and amortized the cost over the vesting period, net income would have been decreased to the pro forma amounts listed in the table below. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                                          2004          2003
                                                     ------------   ------------
           Net income:
               As reported ..........................  $ 1,224,131   $ 710,745
               Deduct total stock-based employee
                 compensation expense determined
                 under the fair value based method
                 for all awards .....................     (267,000)    (297,665)
                                                       ------------  -----------

               Pro forma                               $   957,131   $  413,080
                                                       ===========   ===========

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business activities and summary of significant accounting policies (continued):
                Stock options (concluded):

                                                                2004      2003
                                                              -------    ------
                      Basic earnings per share:
                         As reported ...................     $   .42$      .23
                         Pro forma .....................     $   .33$      .14

                      Diluted earnings per share:
                         As reported ...................     $   .33$      .19
                         Pro forma .....................     $   .26$      .11

               The fair value of each option granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                2004      2003
                                                              -------    ------

                      Dividend yield ....................         0%         0%
                      Expected volatility ...............        76%        60%
                      Risk-free interest rate ...........      4.24%      4.33%
                      Expected lives ....................    4 years   10 years

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

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business  activities  and summary of  significant  accounting  policies
           (continued):
          Earnings per share (concluded):
               The following table summarizes the calculation of basic and diluted earnings per share:

               Numerators:
                    Net income (A).............................     $  1,224,131     $   710,745
                                                                    ============    ============

               Denominators:
                    Weighted average shares outstanding for basic
                       earnings per share (B)..................        2,906,806       3,053,352
                    Add effects of potentially dilutive securities -
                       assumed exercise of stock options ......          844,475         617,273
                                                                    ------------    ------------

                    Weighted average shares for diluted
                       earnings per share (C) .................        3,751,281       3,670,625
                                                                    ============    ============

                Basic net earnings per share (A)/(B)..........              $.42            $.23
                                                                            ====            ====

                Diluted net earnings per share (A)/(C)........              $.33            $.19
                                                                            ====            ====

Note 2 - Concentration of credit risk and sales to major customers:
     The Company maintains its cash balances primarily in one financial institution. As of October 31, 2004, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $270,800. As of October 31, 2004, the Company had two uninsured money market accounts totaling $4,149,900. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

     Sales to one customer represented 14% and 16% of total sales in 2004 and 2003, respectively. The Company does not have a written agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS




Note 3 - Inventories:

     Inventories consisted of the following as of October 31, 2004 and 2003:

                                                        2004           2003
                                                    -----------    ------------
         Raw materials and supplies .............   $   777,765    $   591,892
         Finished goods .........................     3,120,909      2,997,902
         Less inventory reserve .................      (108,716)      (134,776)
                                                     -----------    -----------

            Totals ..............................   $ 3,789,958    $ 3,455,018
                                                     ===========    ===========


Note 4 - Commitments:

     The Company leases its facilities in San Diego, California and Las Vegas, Nevada under noncancelable operating leases. The Company amended its San Diego lease in November 2004, adding additional square feet. The amended lease expires in May 2010 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 2004. The Las Vegas lease expires on March 31, 2005. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through December 2005.

     Rent expense under all operating leases totaled approximately $238,000 and $218,000 in 2004 and 2003, respectively.

     Minimum lease payments under these operating leases in each of the five years subsequent to October 31, 2004 and thereafter are as follows:

                  Year Ending
                   October 31,                                    Amount
                  ------------                                 ------------

                     2005 ................................     $  197,000
                     2006 ................................        240,000
                     2007 ................................        240,000
                     2008 ................................        232,000
                     2009 ................................        235,000
                     Thereafter ..........................        139,000
                                                               ----------
                        Total ...........................      $1,283,000
                                                               ==========

     The Company has an employment agreement with its President and Chief Executive Officer for a term which expires on February 24, 2005. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to $71,667 at October 31, 2004.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Geographical information:
     The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2004 and 2003:

                                                       2004            2003
                                                  -------------    ------------
       United States ........................     $  10,226,766    $  8,675,099
       Foreign countries ....................         1,000,476       1,200,400
                                                  -------------    ------------
          Totals ............................     $  11,227,242    $  9,875,499
                                                  =============    ============


Note 6 - Income taxes:

     The provision for income taxes consists of the following:


                                                       2004            2003
                                                  -------------    ------------
      Current:
         Federal ............................       $   651,400     $   426,500
         State ..............................           181,000         119,000
                                                    ------------    -----------
                                                        832,400         545,500
                                                    ------------    -----------
      Deferred:
         Federal ............................             2,600         (30,800)
         State ..............................             5,000         (10,000)
                                                    ------------    ------------
                                                          7,600         (40,800)
                                                    ------------    ------------
           Totals                                   $   840,000     $   504,700
                                                    ============    ============

     Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

                                              2004                    2003
                                       ------------------     ------------------
                                                   % of                    % of
                                                   Pretax                 Pretax
                                        Amount     Income      Amount     Income
                                       --------  ---------    --------   -------

     Income tax at Federal
       statutory rate ..............   $702,000     34.0%     $413,200     34.0%

    State tax provision, net
       of Federal tax benefit ......    123,000      6.0        72,000      5.9

    Nondeductible differences ......      7,000      0.3         6,600      0.5

    Other ..........................      8,000      0.4        12,900      1.1
                                       --------     ----      --------     ----

       Provision for income
          taxes ....................   $840,000     40.7%     $504,700     41.5%
                                       ========     ====      ========     ====

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Income taxes (concluded):

     The Company's total deferred tax assets and deferred tax liabilities at October 31, 2004 and 2003 are as follows:

                                                      2004         2003
                                                   ---------    ---------
      Assets:
          Allowance for doubtful accounts .....    $  16,000    $  23,700
          Inventory obsolescence ..............       47,000       57,700
          Accrued vacation ....................       48,000       34,600
          State income taxes ..................       62,000       36,900
          Capital loss carryforwards ..........       34,000       33,900
          Other ...............................        5,000       39,100
                                                   ---------    ---------
               Totals .........................      212,000      225,900
      Liabilities:
          Depreciation ........................      (90,000)     (96,400)

      Less valuation allowance ................      (34,000)     (33,900)
                                                    ---------    ---------

               Net deferred tax assets ........    $  88,000    $  95,600
                                                    =========    =========

     A  valuation   allowance  has  been   established   for  the  capital  loss
     carryforward due to the Company no longer investing in assets to offset these losses in the foreseeable future.


Note 7 - Stock options:
     Incentive and Non-Qualified Stock Option Plans:
          The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2004, a total of 8,313 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

          The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2004, a total of 12,000 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Stock options (continued):
     Incentive and Non-Qualified Stock Option Plans (concluded):
          In May 2000, the Board of Directors adopted the Company's 2000 Stock Option Plan (the "2000 Option Plan"). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Accordingly, as of October 31, 2004, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 440,000, of which 108,851 shares were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options. Incentive stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant, while non-qualified options are granted at no less than 85% of the fair value of the common stock on the date of grant.

     Additional required disclosures related to stock option plans:
          Additional information regarding all of the Company's outstanding stock options at October 31, 2004 and 2003 and changes in outstanding stock options in 2004 and 2003 follows: 2004 2003

                                                                         Weighted                        Weighted
                                                            Shares       Average           Shares         Average
                                                          or Price      Exercise          or Price       Exercise
                                                         Per Share        Price         Per Share          Price
                                                        -----------    ---------       ------------    ------------
            Options outstanding at beginning of year       1,287,867      $1.67           1,245,764       $1.71
            Options granted                                   67,651       5.75             170,365        2.83
            Options exercised                               (311,554)      3.21             (73,296)       1.23
            Options forfeited                                 (8,250)      2.30             (54,966)       3.39
                                                        ------------                   ------------

            Options outstanding at  end of year            1,035,714       1.63           1,287,867        1.67
                                                        ============                   ============

            Option price range at end of year            $.10 -$6.38                     $.10-$5.75

               Weighted average fair value of
                 options granted during the year               $3.83                         $2.05
                                                               =====                         =====

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS



Note 7 - Stock options (concluded):
     Additional required disclosures related to stock option plans(concluded):
          The  following  table  summarizes   information  about  stock  options
          outstanding at October 31, 2004, all of which are at fixed-prices:

                                                             Weighted Average                            Weighted
                                           Weighted              Remaining                                Average
     Range of                               Average          Contractual Life          Number         Exercise Price
     Exercise               Number         Exercise             of Options           of Options         of Options
      Price              Outstanding         Price               Outstanding *        Exercisable       Exercisable
    ---------            -----------      -----------     -----------------------     -----------       -----------
         $0.10               460,000       $    0.10      1 yr. after termination         460,000         $    0.10
     $1.33 - $2.50           273,943            1.87              6 yrs.                  186,943              1.75
     $2.66 - $3.95           235,870            3.12              9 yrs.                  115,870              3.34
     $5.12 - $6.38            65,901            6.03              10 yrs.                   4,700              5.12
                         -----------                                                 ------------
                           1,035,714            1.63               8 yrs.                 767,513              0.96
                         ===========                                                 ============

     * Some of the options, in addition to the 460,000, expire 1-year after employee's termination.


Note 8 - Retirement plan:
     The  Company  sponsors a deferred  savings  and profit  sharing  plan under
     Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2004 or 2003.


Note 9 - Related party transactions:
     The note receivable from stockholder of $70,000 at October 31, 2004 and 2003 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date.

     The notes receivable from related parties of $26,730 and $49,584 at October 31, 2004 and 2003, respectively, are due from employees of the Company, bear interest at 6% and are due when shares of the Company's common stock are sold by the employees. The notes are collateralized by properties owned by the employees.

     A director of the Company is an employee of Neil Berkman Associates, the Company's public relations firm. For the fiscal years ended October 31, 2004 and October 31, 2003, the Company paid to Neil Berkman Associates $43,050 and $39,360, respectively, for services rendered.

                               RF INDUSTRIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS


Note 10- Business acquisition:

     On August 16, 2004, the Company purchased the business and substantially all of the assets of Jacelaine, Inc., a Nevada based designer, manufacturer and seller of microwave and radio frequency connectors. Jacelaine, Inc. has been conducting business under the name "Aviel Electronics." The purchase price of the assets was $510,000, of which $410,000 was paid in cash at the closing and $100,000 was deposited into an escrow account for one year as security for the seller's representations, warranties and covenants. The purpose of the acquisition was to complement the Company's coaxial connector business with military, governmental and aerospace customers.

     The acquisition has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of August 16, 2004 follows:

            Inventory ...................................   $132,012
            Property and equipment ......................    240,660
            Goodwill ....................................    137,328
                                                            --------

            Total assets acquired .......................   $510,000
                                                            ========

            Purchase price ..............................   $510,000
                                                            ========

     Assuming the acquisition had taken place on the first day of the years ended October 31, 2004 and 2003, unaudited net sales would have been approximately $11,748,000 and $10,836,000, respectively, while unaudited net income and earnings per share information would not have been materially different than the amounts shown on the accompanying statements of income for the years then ended.