Form 10QSB
period 2005-01-31
R F INDUSTRIES LTD
filed 2005-03-17
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED JANUARY 31, 2005.

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

As of March 15, 2005, the registrant had 3,038,272 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements




                                            RF INDUSTRIES, LTD.
                                         CONDENSED BALANCE SHEETS

                                        January 31     October 31
                                          2005            2004
                                       -----------    -----------
  ASSETS                               (Unaudited)

Current Assets

Cash and cash equivalents ...........   $ 4,370,511   $ 4,497,322
Trade accounts receivable, net of
allowance for doubtful accounts of
$39,245 and $38,513 .................     1,529,136     1,516,035

Notes receivable ....................         5,900        12,000
Inventories .........................     4,278,952     3,789,958
Other current assets ................       461,680       303,138
Deferred tax assets .................       141,000       141,000
                                        -----------   -----------

     Total current assets ...........    10,787,179    10,259,453
                                        -----------   -----------

Equipment and Furnishings

Equipment and tooling ...............     1,489,297     1,489,297
Furnishings and office equipment ....       314,422       299,423
                                        -----------   -----------
                                          1,803,719     1,788,720
     Less accumulated depreciation ..     1,278,119     1,225,680
                                        -----------   -----------
     Totals .........................       525,600       563,040

Goodwill ............................       137,328       137,328
Notes receivable from related parties        26,730        26,730
Note receivable from stockholder ....        70,000        70,000
Other assets ........................        22,091        14,171
                                        -----------   -----------
     Total assets ...................   $11,568,928   $11,070,722
                                        ===========   ===========

                                              RF INDUSTRIES, LTD.
                                           CONDENSED BALANCE SHEETS

                                           January 31     October 31
                                             2005            2004
                                          -----------    -----------
                                          (Unaudited)
Liabilities and
Stockholders' Equity

Current liabilities

Accounts payable .......................   $   443,577   $   209,956
Accrued expenses .......................       287,767       353,100
                                           -----------   -----------
   Total current liabilities ...........       731,344       563,056
Deferred tax liabilities ...............        53,000        53,000
                                           -----------   -----------
   Total liabilities ...................       784,344       616,056
                                           -----------   -----------

Commitments and Contingencies

Stockholders' Equity

Common stock - authorized 10,000,000
    shares of $0.01 par value; 3,038,272
    and 2,996,937 shares issued ........        30,383        29,970
Additional paid-in capital .............     3,689,780     3,566,760
Retained earnings ......................     7,064,421     6,857,936
                                           -----------   -----------
     Total stockholders' equity ........    10,784,584    10,454,666
                                           -----------   -----------
     Total liabilities and stockholders'
     equity ............................   $11,568,928   $11,070,722
                                           ===========   ===========


See Notes to Condensed Unaudited Financial Statements

                                                    RF INDUSTRIES, LTD.
                                              CONDENSED STATEMENTS OF INCOME
                                             --------------------------------
                                              Three Months Ended January 31
                                                      (Unaudited)
                                             --------------------------------
                                                   2005             2004
                                             ---------------    -------------

Net sales ....................................   $2,868,102      $2,449,359

Cost of sales ................................    1,401,590       1,204,475
                                                 ----------      ----------

     Gross profit ............................    1,466,512       1,244,884
                                                 ----------      ----------

Operating expenses:

     Engineering .............................      153,823         115,382

     Selling and general .....................      991,072         759,365
                                                 ----------      ----------

          Totals .............................    1,144,895         874,747
                                                 ----------      ----------

Operating income .............................      321,617         370,137

Other income .................................       16,468           5,733
                                                 ----------      ----------

Income before provision for income taxes .....      338,085         375,870

Provision for income taxes ...................      131,600         142,000
                                                 ----------      ----------

Net income ...................................   $  206,485      $  233,870
                                                 ==========      ==========

Basic earnings per share .....................   $      .07      $      .08
                                                 ==========      ==========

Diluted earnings per share ...................   $      .05      $      .07
                                                 ==========      ==========

Basic weighted average shares outstanding ....    3,008,765       2,757,542
                                                 ==========      ==========

Diluted weighted average shares outstanding ..    3,823,195       3,520,397
                                                 ==========      ==========



See Notes to Condensed Unaudited Financial Statements

                                                                       RF INDUSTRIES, LTD.
                                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                                  Three months ended January 31
                                                                           (Unaudited)

OPERATING ACTIVITIES:                                                  2005           2004
                                                                   -----------    -----------
Net income ......................................................  $   206,485    $   233,870
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Provision for bad debts .....................................          732         18,000
     Depreciation and amortization ..............................       52,439         36,589
     Changes in operating assets and liabilities:
        Trade accounts receivable ...............................      (13,833)       569,610
        Notes receivable ........................................        6,100           --
        Inventories .............................................     (488,994)       (85,597)
        Other current assets ....................................     (158,542)        12,100
        Other assets ............................................       (7,920)          --
        Accounts payable ........................................      233,621         96,311
        Accrued expenses ........................................      (65,333)      (108,868)
                                                                   -----------    -----------
Net cash provided by (used in) operating activities .............     (235,245)       772,015


INVESTING ACTIVITIES - capital expenditures .....................      (14,999)       (18,626)

FINANCING ACTIVITIES - proceeds from exercise of stock
options .........................................................      123,433        687,283
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ............     (126,811)     1,440,672

Cash and cash equivalents at the beginning of the period .......     4,497,322      2,683,896
                                                                   -----------    -----------
Cash and cash equivalents at the end of the period ..............  $ 4,370,511    $ 4,124,568
                                                                   ===========    ===========


See Notes to Condensed Unaudited Financial Statements

                               RF INDUSTRIES, LTD.

                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

     The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included. Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2004.

Note 2 - Components of inventories

                                             January 31        October 31
                                                2005              2004
                                             -----------       -----------
                                             (Unaudited)

     Raw materials and supplies                 $803,921        $777,765
     Finished goods                            3,583,747       3,120,909
     Less inventory reserve                    (108,716)       (108,716)
                                               ---------       ---------
          Totals                              $4,278,952       $3,789,958
                                              ==========       ==========


Note 3 - Earnings per share:

     As further explained in Note 1 of the notes to the audited financial statements of the Company, included in Form 10-KSB for the fiscal year ended October 31, 2004, basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied.

     The following table summarizes the computation of basic and diluted weighted average shares:

                                        -------------------------------------
                                           Three Months Ended January 31
                                        -------------------------------------
                                               2005                2004
                                        -----------------    ----------------

Weighted average shares outstanding
     for basic earnings per share           3,008,765            2,757,542

Add effects of potentially dilutive
     securities-assumed exercised
     of stock options                         814,430              762,855
                                        -----------------    ----------------

Weighted average shares for diluted
     earnings per share                     3,823,195            3,520,397
                                        =================    ================

Note 4 - Stock Option Plan

     A description of the Company's 2000 Stock Option Plan and other information related to stock options are included in Note 7 in its Annual Report on Form 10-KSB for the year ended October 31, 2004. During the three month period ended January 31, 2005, no stock options were granted, and 41,335 with a weighted average share price of $2.99 were exercised.

     The Company measures compensation cost related to stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS 148. Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                            Three Months Ended January 31
                                        -------------------------------------
                                                2005                2004
                                        -----------------    ----------------

Net income - as reported                     $206,485             $233,870

Deduct total stock-based employee
     compensation expense
     determined under fair
     value-based method for all
     awards                                    96,588               66,608
                                        -----------------    ----------------

Net income - pro forma                       $109,897             $167,262
                                        =================    ================

Basic earnings per share - as
     reported                                       $.07                $.08
                                                    ====                ====
Basic earnings per share - pro
     forma                                          $.04                $.06
                                                    ====                ====
Diluted earnings per share - as
     reported                                       $.05                $.07
                                                    ====                ====
Diluted earnings per share - pro
     forma                                          $.03                $.05
                                                    ====                ====


Note 5 - Concentration of Credit Risk

     One customer accounted for approximately 14% of the Company's net sales for the three-month period ended January 31, 2005. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.



Note 6 - Geographical Information

     The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2005 and 2004:

                                              2005                 2004
                                          ------------        --------------
United States                              $2,532,925           $2,160,298

Foreign countries                             335,177              289,061
                                         -----------------    ----------------

                                           $2,868,102           $2,449,359
                                        =================    ================


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

     The following discussion should be read in conjunction with the Company's financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited financial statements and related notes included in the Company's Annual Report filed on Form 10-KSB for the year ended October 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

     The financial statements of RF Industries are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. The Company's significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2004. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

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

Inventory valuation:

     Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions are incorrect, or the market changes, the Company may be required to record additional reserves, which may decrease future earnings. Inventories as of January 31, 2005 represented over 37% of total assets. As a result, any reduction in the value of our inventories would require the Company to take write-downs that would affect the Company's financial position and results of operations to the extent of any such write-downs.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company's financial position or results of operations.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," as in effect prior to December 2004, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permitted companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company uses the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. For non-employee stock based compensation, we recognized an expense in accordance with SFAS No. 123 and value the equity securities based on the fair value of the security on the date of grant.

     In December 2204, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based
Compensation," requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the first interim or annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its first quarter of its fiscal 2006. Adoption of the expensing requirements will reduce the Company's reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method. The impact of such adoption upon the Company's financial position or results of operations is not presently known.

Executive Overview

     RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 84 % of the Company's sales, and since the operations to all of the Company's smaller business units effectively operate as subunits of the Company's principal business unit, effective November 1, 2003, RF Industries no longer reports the results of these other, smaller business units as separate business segments.

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

     As of January 31, 2005, the amount of cash and cash equivalents was equal to $4,370,511 in the aggregate.

     As of January 31, 2005, the Company had $10,787,179 in current assets, and $731,344 in current liabilities.

     As of January 31, 2005, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

     The Company does not believe it will need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company's current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

     As of January 31, 2005, the Company had a total of $4,370,511 of cash and cash equivalents compared to a total of $4,497,322 of cash and cash equivalents on October 31, 2004. The decrease of $126,811 in cash and cash equivalents despite net income earned by the Company in the three-month period of $206,485 is primarily the result of an increase in inventories of $488,994 to support increased sales levels, and an increase in prepaid expenses and other current assets totaling $158,542.

     Trade accounts receivable at January 31, 2005 increased approximately 1%, or by $13,101, to $1,529,136 compared to the October 31, 2004 balance of $1,516,035. The minor increase in accounts receivable in relation to the 17.1% increase in net sales is due primarily to timing of collections and the Company's increased efforts to reduce its outstanding accounts receivable.

     Inventories at January 31, 2005 increased 12.9%, or $488,994, to $4,278,952 compared to $3,789,958 on October 31, 2004. The Company increased its inventory levels based on anticipated customer demand for certain of its products. Since the Company considers its ability to fill customer orders on short notice to be an important aspect of its marketing strategy, the Company normally increases inventory levels in anticipation of customer orders in order to be able to maintain the product mix its customers may need.

     The Company's cash position was also negatively affected as other current assets, including prepaid expenses and deposits, increased $158,542 to $461,680, from $303,138 on October 31, 2004. This increase is primarily due to increased prepaid insurance costs.

     Accounts payable at January 31, 2005 increased $233,621 to $443,577 from $209,956 on October 31, 2004 primarily due to the aforementioned increase in inventory levels.

     Net cash used in investing activities was $14,999 for the three months ended January 31, 2005 as a result of capital expenditures made by the Company.

     Net cash provided by financing activities was $123,433 for the three months ended January 31, 2005, and was attributable to proceeds received from the exercise of stock options.

     As a result of the $235,245 net decrease in cash from operating activities, which was not offset by increases in cash from its financing activities, the Company's overall cash and cash equivalent position decreased by $126,811 during the past three months.



Results of Operations

Three Months 2005 vs. Three Months 2004

     Net sales in the current fiscal quarter ended January 31, 2005, increased 17.1%, or $418,743, to $2,868,102 from $2,449,359 in the first fiscal quarter last year, due to increased demand for the Company's connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products.

     The Company's gross margins and gross profits as a percentage of sales remained substantially unchanged during the current fiscal quarter compared to the same fiscal quarter last year. Cost of sales increased 16.4% or $197,115 to $1,401,590 from $1,204,475 in the same quarter last year, but less than the 17.1% increase in sales. Consequently, gross profit, as a percentage of sales, increased to 51.1% from 50.8% of sales in the same quarter last year. This improvement in gross profit, as a percent of sales, reflects normal fluctuations of costs based on the product mix during the quarter.

     Engineering expenses increased 33.3%, or $38,441, to $153,823 from $115,382 in the first fiscal quarter last year due to development costs for new product enhancements.

     Selling and general expenses increased 30.5% or $231,707 to $991,072 for the three-month period ended January 31, 2005 from $759,365 in the same quarter of the prior fiscal year. Selling and general expenses were higher in the first quarter of the current fiscal year due primarily to increased compensation expenses, increased selling expenses and increased insurance costs compared to the prior fiscal year, and the cost of compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in the first quarter of the current fiscal year. First quarter general and administrative expenses also reflect the acquisition of Aviel Electronics in August, 2004.

     Other income for the first quarter of 2005 increased over the same period in the prior year due to the receipt of minor insurance proceeds.

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

Dependence On RF Connector Division Products

     Of the Company's five operating divisions, the RF Connector division is the largest, accounting for approximately 88% of the Company's net sales for the fiscal year ended October 31, 2004, and over 84% of net sales during the three-month period ended January 31, 2005. The Company expects the RF Connector division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector division are described below.

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

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

     The Company's sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 75% of the net sales of the Company for both the fiscal year ended October 31, 2004, and the three-month period ended January 31, 2005. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

Dependence On Principal Customer

     One customer accounted for approximately 16% of the net sales of the Company's RF Connector division for the fiscal year ended October 31, 2004 and 14% of net sales for the three-month period ended January 31, 2005. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer. Therefore, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

     The Company periodically considers other potential acquisitions of other companies that could expand the Company's product line or customer base. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with future acquisitions include:

     diversion of management's attention;

     the affect on the Company's financial statements of the amortization of acquired intangible assets;

     the cost associated with acquisitions and the integration of acquired operations; and

     the assumption of unknown liabilities, or other unanticipated events or circumstances.

     Any of these risks could materially harm the Company's business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

International Sales And Operations

     Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 11.7% of net sales during the three-month period ended January 31, 2005 and approximately 11.8% for the comparable period in 2004. The increase in sales in the 2005 period were due to increased cooperative advertising, primarily in Mexico.

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

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

     In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Small business issuers such as the Company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements, should we continue to rely heavily on stock-based compensation, may reduce our stock price and make it more difficult for us to attract new investors.



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

     Since the end of the Company's fiscal year on October 31, 2004, the Company has undertaken a number of remediation actions to improve the Company's internal controls over financial reporting, including the following:

o Upgrading its legacy computer accounting system with significant new enhancements.

o Hiring an acting, part-time Chief Financial Officer who is experienced in SEC reporting.

o Replacing the Company's prior stock option record system with a new software system.

o    Replacing certain of its accounting department personnel.

o Implementing extensive new procedures to bring the Company's controls and procedures into compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the time frame required under the Act.

     The hiring of an acting, part-time Chief Financial Officer has recently been accomplished. The other remediation actions described above are in process, and are in varying stages of completion.



                           PART II. OTHER INFORMATION

Item 5.  Other Information.

     On February 24, 2005, the Company engaged the services of William T. Gochnauer as its part-time, interim, acting Chief Financial Officer, subject to his appointment as such by the Audit Committee of the Company's Board of Directors. On March 16, 2005 the Audit Committee appointed Mr. Gochnauer to that post. Mr. Gochnauer has agreed to provide his services to the Company on a part-time, interim basis as needed by the Company until the Company engages Mr. Gochnauer or some other person as the permanent Chief Financial Officer. Mr. Gochnauer's employment with the Company may be terminated at any time by either Mr. Gochnauer or by the Company.

     From September 2000 until October 2003, Mr. Gochnauer was the Senior Vice President, Treasurer and Chief Financial Officer of Western Water Company, a public water development company. Prior to joining Western Water Company, Mr. Gochnauer was a Vice President for Corporate Development for a subsidiary of Century Business Services, Inc., a public financial services company.
Previously, he also served as Chief Financial Officer of the Devon Group of Companies, a real estate development company. He has held Chief Financial Officer or Corporate Controllership positions at several public and private companies. Mr. Gochnauer began his career at the international accounting firm now known as KPMG LLP. Mr. Gochnauer is a graduate of Armstrong College, and is a California Certified Public Accountant.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

          31.1: Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2: Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

          32.2: Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

                  * Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report of Form 10-QSB and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of
                  Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

         (b) Reports on Form 8-K

                  - On January 4, 2005 the registrant filed a Current Report on Form 8-K attaching a press release announcing the appointment of George R. Marks as President and General Manager of the Company's Bioconnect Division

                  - On January 7, 2005 the registrant filed a Current Report on Form 8-K announcing its fourth quarter financial results.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RF INDUSTRIES, LTD.



Dated:   March 16, 2005                    By:/s/ Howard F. Hill
                                              ------------------
                                               Howard F. Hill, President
                                               Chief Executive Officer


Dated:   March 16, 2005                    By:/s/ William T. Gochnauer
                                              ------------------------
                                               William T. Gochnauer
                                               Acting Chief Financial Officer