Form 10QSB
period 2005-04-30
R F INDUSTRIES LTD
filed 2005-06-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 2005.

Commission file number: 0-13301

RF INDUSTRIES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State of Incorporation)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Bldg. 6000, San Diego, California 92126-4202
(Address of principal executive offices)         (Zip Code)

(858) 549-6340          FAX (858) 549-6345
(Issuer’s telephone and fax numbers, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

As of June 14, 2005, the registrant had 3,054,022 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

	RF INDUSTRIES, LTD. CONDENSED BALANCE SHEETS
ASSETS	April 30, 2005 (Unaudited)	October 31, 2004

CURRENT ASSETS
Cash and cash equivalents	$4,564,823	$4,497,322
Trade accounts receivable, net of allowance for doubtful accounts of $50,469 and $38,513	2,044,027	1,516,035
Notes receivable	2,500	12,000
Inventories	3,932,877	3,789,958
Other current assets	352,669	303,138
Deferred tax assets	141,000	141,000
TOTAL CURRENT ASSETS	11,037,896	10,259,453

Equipment and tooling	1,503,842	1,489,297
Furniture and office equipment	323,577	299,423
	1,827,419	1,788,720
Less accumulated depreciation	1,330,357	1,225,680
Total	497,062	563,040

Goodwill	137,328	137,328
Notes receivable from related parties	26,730	26,730
Note receivable from stockholder	70,000	70,000
Other assets	22,091	14,171
TOTAL ASSETS	$11,791,107	$11,070,722

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED BALANCE SHEETS
	April 30, 2005 (Unaudited)	October 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$511,318	$209,956
Accrued expenses	263,294	353,100
Total current liabilities	774,612	563,056
Deferred tax liabilities	53,000	53,000
TOTAL LIABILITIES	827,612	616,056

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - authorized $10,000,000 shares of $0.01 par value; 3,054,022 and 2,996,937 shares issued and outstanding	30,540	29,970
Additional paid-in capital	3,705,418	3,566,760
Retained earnings	7,227,537	6,857,936
TOTAL STOCKHOLDERS’ EQUITY	10,963,495	10,454,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,791,107	$11,070,722

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF INCOME
	Three Months Ended April 30 (Unaudited)		Six Months Ended April 30 (Unaudited)
	2005	2004	2005	2004

Net sales	$3,577,922	$2,821,431	$6,446,024	$5,270,790

Cost of sales	1,983,194	1,396,053	3,384,784	2,600,528

Gross profit	1,594,728	1,425,378	3,061,240	2,670,262

Operating expenses:

Engineering	135,175	101,652	288,998	217,034

Selling and general	1,193,155	726,348	2,184,227	1,485,714

Totals	1,328,330	828,000	2,473,225	1,702,748

Operating income	266,398	597,378	588,015	967,514

Other income - interest	21,868	1,075	38,336	6,808

Income before provision for income taxes	288,266	598,453	626,351	974,322

Provision for income taxes	125,150	247,000	256,750	389,000

Net income	$163,116	$351,453	369,601	$585,322

Basic earnings per share	$0.05	$0.12	$0.12	$0.21

Diluted earnings per share	$0.04	$0.10	$0.10	$0.16

Basic weighted average shares outstanding	3,046,960	2,882,408	3,027,543	2,835,294

Diluted weighted average shares outstanding	3,807,905	3,656,887	3,813,817	3,595,492

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited) Six months ended April 30
OPERATING ACTIVITIES	2005	2004

Net income	$369,601	$585,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	11,224	18,000
Depreciation and amortization	104,677	74,449
Changes in operating assets and liabilities:
Trade accounts receivable	(539,216)	154,805
Inventories	(142,919)	(325,683)
Repayments of advances	9,500	-
Other current assets	(49,531)	(27,331)
Other assets	(7,920)	-
Accounts payable	301,362	177,707
Accrued expenses	(89,806)	221,703
Net cash provided by (used in)operating activities	(33,028)	878,972
INVESTING ACTIVITIES
Capital expenditures	(38,699)	(135,357)
Repayments of related party notes	-	22,854
Net cash used in investing activities	(38,699)	(112,503)

FINANCING ACTIVITIES Proceeds from exercise of stock options	139,228	897,856

Net increase in cash and cash equivalents	67,501	1,664,325
Cash and cash equivalents at the beginning of the period	4,497,322	2,683,896
Cash and cash equivalents at the end of the period	$4,564,823	$4,348,221

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD. NOTES TO

CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included. Operating results for the three and six-month periods ended April 30, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2004.

Note 2 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	April 30, 2005 (Unaudited)	October 31, 2004

Raw materials and supplies	$835,005	$777,765

Finished goods, less inventory reserve	3,097,872	3,012,193

Total	$3,932,877	$3,789,958

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

The following table summarizes the computation of basic and diluted weighted average shares:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004

Weighted average shares outstanding for basic net earnings per share	3,046,960	2,882,408	3,027,543	2,835,294

Add effects of potentially dilutive securities-assumed exercised of stock options	760,945	774,479	786,274	760,198

Weighted average shares for diluted net earnings per share	3,807,905	3,656,887	3,813,817	3,595,492

Note 4 - Stock Option Plan

A description of the Company’s 2000 Stock Option Plan and other information related to stock options are included in Note 7 in its Annual Report on Form 10-KSB for the year ended October 31, 2004.

The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company’s historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004

Net income - as reported	$163,116	$351,453	$369,601	$585,322

Deduct total stock-based employee compensation expensed determined under fair value-based method for all awards	(97,000)	(67,000)	(194,000)	(134,000)

Net income - pro forma	$66,116	$284,453	$175,601	$451,322

Basic earnings per share - as reported	$0.05	$0.12	$0.12	$0.21

Basic earnings per share - pro forma	$0.02	$0.10	$0.06	$0.16

Diluted earnings per share - as reported	$0.04	$0.10	$0.10	$0.16

Diluted earnings per share - pro forma	$0.02	$0.08	$0.05	$0.13

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 14% and 15% of the Company’s net sales for the three and six-month periods ended April 30, 2005, respectively. Although this customer has been an on-going major customer of the Company during the past five years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 6 - Geographical Information

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six-month periods ended April 30, 2005 and 2004:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004

United States	$3,301,299	$2,640,510	$5,835,138	$4,800,556

Foreign countries	276,623	180,921	610,886	470,234

	$3,577,922	$2,821,431	$6,446,024	$5,270,790

Item 2: Management’s discussion and analysis of financial condition and results of operations

This report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited financial statements and related notes included in the Company’s Annual Report filed on Form 10-KSB for the year ended October 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The financial statements of RF Industries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. The Company’s significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2004. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

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

Revenue recognition:

Revenue from product sales is recognized when the product is shipped. The Company’s maintains a policy with certain distributors which allows them a limited ability to exchange product. The effect of such exchanges has historically been immaterial. Any material exceptions are recognized if and when they occur.

Allowance for doubtful accounts:

The Company maintains an allowance for doubtful accounts based on historical collections of accounts receivable. The Company monitors its accounts receivable balances on a continual basis. If the financial condition of customers deteriorates, additional allowances may be required.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable, or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Inventory valuation:

Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions are incorrect or the market changes, the Company may be required to record additional reserves, which may decrease future earnings. Inventories as of April 30, 2005 represented approximately 33% of total assets. As a result, any reduction in the value of our inventories would require the Company to take write-downs that would affect the Company’s financial position and results of operations to the extent of any such write-downs.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s financial position or results of operations.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as in effect prior to December 2004, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permitted companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company uses the intrinsic value-based method and has disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. For non-employee stock based compensation, we recognized an expense in accordance with SFAS No. 123 and value the equity securities based on the fair value of the security on the date of grant.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the first interim or annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its second quarter of its fiscal year ending October 31, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method. The impact of such adoption upon the Company’s financial position or results of operations is not presently known.

Executive Overview

RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 84 % of the Company’s net sales during the three and six-month periods ended April 30, 2005, and since the operations to all of the Company’s smaller business units effectively operate as subunits of the Company’s principal business unit, the Company no longer reports the results of these other, smaller business units as separate business segments.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

▪	As of April 30, 2005, the amount of cash and cash equivalents was equal to $4,564,823 in the aggregate.

▪	As of April 30, 2005, the Company had $11,037,896 in current assets, and $774,612 in current liabilities.

▪	As of April 30, 2005, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

The Company does not believe it will need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable or, if obtained, would be on favorable terms or conditions.

Although the Company recognized net income of $369,601 for the six months ended April 30, 2005, the Company had a cash flow loss of $33,028 from its operating activities. The Company’s overall cash position, however, increased by $67,501 during the six month period ended April 30, 2005. The principal reasons for the amount of net cash used in operations were the increases in trade accounts receivable and in inventories, which were partially offset by an increase in accounts payable. Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2005 increased approximately 34.8%, or by $539,216, to $2,044,027 compared to the October 31, 2004 balance of $1,516,035. The increase in accounts receivable is in relation to the 26.8% increase in net sales for the second fiscal quarter of 2005 compared with the same period in the prior year.

Inventories at April 30, 2005 increased 3.8%, or $142,919, to $3,932,877 compared to $3,789,958 on October 31, 2004. The Company increased its inventory levels based on anticipated customer demand for certain of its products. Since the Company considers its ability to fill customer orders on short notice to be an important aspect of its marketing strategy, the Company normally increases inventory levels in anticipation of customer orders in order to be able to maintain the product mix its customers may need. Accordingly, the Company may increase its inventory levels in future periods if sales continue to rise.

The Company’s cash position was also negatively affected as other current assets, including prepaid expenses and deposits, increased $49,351 to $352,669, from $303,138 on October 31, 2004. This increase is primarily due to an increase in prepaid taxes, which was partially offset by reductions in prepaid insurance costs.

Accounts payable at April 30, 2005 increased $301,362 to $511,318 from $209,956 on October 31, 2004 primarily due to the aforementioned increases in inventory levels.

Net cash used in investing activities was $38,699 for the six months ended April 30, 2005 as a result of capital expenditures made by the Company.

Net cash provided by financing activities was $139,228 for the six months ended April 30, 2005, and was attributable to proceeds received from the exercise of stock options.

As of April 30, 2005, the Company had a total of $4,564,823 of cash and cash equivalents compared to a total of $4,497,322 of cash and cash equivalents on October 31, 2004. The $33,028 net decrease in cash from operating activities, together with the decrease in cash of $38,699 from its investing activities, were more than offset by the net increase of $139,228 from its financing activities. As a result, the Company’s overall cash and cash equivalent position increased by $67,501 during the past six months.

Results Of Operations

Three Months 2005 vs. Three Months 2004

Net sales in the current fiscal quarter ended April 30, 2005, increased 26.8%, or $756,491, to $3,577,922 from $2,821,431 in the comparable fiscal quarter in the prior year, due to increased demand for the Company’s connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products. In addition, the increased revenues during the current quarter reflect the addition of the new Aviel Electronics division in Nevada, which operations were not owned during the comparable fiscal quarter last year. Aviel Electronics added $223,211 to the Company’s sales during the April 30, 2005 fiscal quarter.

The Company’s gross profit as a percentage of sales declined from 50.5% to 44.6% during the current fiscal quarter compared to the same fiscal quarter last year. The decline in gross margins during the current quarter resulted from costs of materials and production in its main connector division having increased more than increases in selling prices in the 2005 period from the comparable period in 2004, resulting in a decline in gross margins from 53.9% to 47.9%. In addition, the Company’s gross margins were affected by lower margins division and additions to allowances for inventory obsolescence in the RF Neulink division. Overall, the Company’s three smaller divisions have lower margins than the RFConnectors division, which accounted for 84% of net sales in the current three-month period, compared with 90% in the comparable period of the prior year. Accordingly, the greater sales from the lower margin division exerted a downward influence on the combined gross margins in the current period.

Engineering expenses increased 33.0%, or $33,523, to $135,175 from $101,652 in the comparable quarter of the prior year due to development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 64.3% or $466,807 to $1,193,155 from $726,348 in the comparable quarter of the prior fiscal year. Selling and general expenses were higher in the second quarter of the current fiscal year due primarily to the substantial cost of compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 which were $269,000 in the current quarter. Although the Company believes that its administrative expenses will be higher in future periods due to the on-going provisions of the Sarbanes-Oxley Act, the Company believes that most of the amounts incurred during the past fiscal quarter represent one-time expenses incurred to set up and document the Company’s controls and procedures. Accordingly, the Company does not expect its Sarbanes-Oxley expenses to be $269,000 during any future fiscal quarter. The increase in selling and general expenses also resulted from increased compensation expenses (including the salaries of the additional personnel retained to improve the Company’s reporting systems), increased selling expenses and increased insurance costs compared to the prior fiscal year. Also, the current period general and administrative expenses reflect the acquisition of Aviel Electronics in August, 2004. Aviel’s selling and general expenses in the current quarter were $86,240, compared with $0 in the comparable period of the prior year. After eliminating the effect of the Sarbanes-Oxley and Aviel expenses, the selling and general expenses for the current period increased $111,567 over the comparable period in the prior year, and, as a percentage of sales, declined to 23.4% from 25.7% in the prior year.

Other income for the second quarter of 2005 increased over the same period in the prior year due to higher investment interest.

Six Months 2005 vs. Six Months 2004

Net sales in the six months ended April 30, 2005 increased 22.3% or $1,175,234 to $6,446,024 from $5,270,790 in the comparable period in the prior year, due to increased demand for the Company’s connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products. In addition, Aviel Electronics, which was owned and in operation during the entire six-month period ended April 30, 2005 but not owned in the comparable six-month period of the prior year, contributed $385,941 to net sales during the current six month period.

The Company’s gross profit as a percentage of sales declined from 50.7% to 47.5% during the current fiscal quarter compared to the same six-month period last year. The decline in the Company’s gross margins during the current six-month period resulted from costs of materials and production in its main connector division having increased more than increases in selling prices in the 2005 period from the comparable period in 2004, resulting in a decline in gross margins from 54.6% to 52.3%. In addition, the Company’s gross margins were affected by lower margins in its Bioconnect division, and additions to allowances for inventory obsolescence in its RFNeulink division. Overall, the Company’s three smaller divisions have lower margins than the RFConnectors division, which accounted for 84% of net sales in the current six-month period, compared with 89% in the comparable period of the prior year. Accordingly, the greater sales from the lower margin division exerted a downward influence on the combined gross margins in the current period.

Engineering expenses for the first six months of fiscal 2005 increased 33.2%, or $71,964, to $288,998 from $217,034 in the comparable period of the prior year due to development costs for new product enhancements.

Selling and general expenses increased 47.0% or $698,513 to $2,184,227 from $1,485,714 in the comparable period of the prior fiscal year. The $698,513 increase in selling and general expenses includes approximately $524,000 of expense items that were not present (Sarbanes-Oxley Act costs and the new Aviel division) during the comparable six-month period in the prior fiscal year, plus additional expenses related to additional personnel and general increases in costs. Selling and general expenses were higher in the first six months of the current fiscal year due primarily to the substantial cost of compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in the current fiscal year, which were $340,000 in the first six months of the current year, plus capitalized costs of $15,000. The increase in selling and general expenses also resulted from increased compensation expenses (due to normal annual increases and to additional employees), increased selling expenses and increased insurance costs compared to the prior fiscal year. Also, the current period general and administrative expenses reflect the acquisition of Aviel Electronics in August, 2004. Aviel’s selling and general expenses in the current period were $183,748, compared with $0 in the comparable period of the prior year. After eliminating the effect of the Sarbanes-Oxley and Aviel expenses, the selling and general expenses for the current period increased $174,765 over the comparable period in the prior year, and, as a percentage of sales, declined to 25.8% from 28.2% in the prior year.

Although the Company expects that selling and general expenses will be higher in the future due to the addition of the new Aviel Electronics division in Nevada and the increased on-going expenses related to the Sarbanes-Oxley Act, future expenses are not expected to be as large as the expenses during the most current six month period.

Other income for the first six months of fiscal 2005 increased over the same period in the prior year due to higher investment interest.

Risk Factors

Investors should carefully consider the risks described below and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004. The risks and uncertainties described below and in the Annual Report are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Dependence On RFConnector Division Products

Of the Company’s four operating divisions, the RFConnectors division is the largest, accounting for approximately 88% of the Company’s net sales for the fiscal year ended October 31, 2004, and approximately 84% of net sales during the three and six-month periods ended April 30, 2005, respectively. The Company expects the RFConnectors division products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the RFConnectors division could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RFConnectors division are described below.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs.

Substantially all of the Company’s RFConnectors products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RFConnectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

The Company does not currently have any agreements with any of its contract manufacturers, and such manufacturers could stop manufacturing products for the Company at any time. Although the Company believes that it could locate alternate contract manufacturers if any of its manufacturers terminated their business, the Company’s operations could be impacted until alternate manufacturers are found.

The Company’s Dependence On Third-Party Manufacturers Increases The Risk That It Will Not Have An Adequate Supply Of Products Or That Its Product Costs Will Be Higher Than Expected.

The risks associated with the Company’s dependence upon third parties that develop and manufacture and assemble the Company’s products include:

▪	reduced control over delivery schedules and quality;

▪	risks of inadequate manufacturing yields and excessive costs;

▪	the potential lack of adequate capacity during periods of excess demand; and

▪	potential increases in prices.

These risks may lead to increased costs or delay product delivery, which would harm the Company’s profitability and customer relationships.

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 75% of the net sales of the Company for the fiscal year ended October 31, 2004, and approximately 60% for the three and six-month periods ended April 30, 2005, respectively. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 16% of the net sales of the Company’s RFConnectors division for the fiscal year ended October 31, 2004 and 14% and 15% of net sales for the three and six-month periods ended April 30, 2005, respectively. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer that requires this customer to purchase any minimum amount of products. Accordingly, the Company’s largest customer could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Certain Of The Company’s Markets Are Subject to Rapid Technological Change, So The Company’s Success In These Markets Depends On Its Ability To Develop And Introduce New Products.

Although most of the Company’s products have a stable market and are only gradually phased out, certain of the new and emerging market, such as the wireless digital transmission markets, are characterized by:

▪	rapidly changing technologies;

▪	evolving and competing industry standards;

▪	short product life cycles;

▪	changing customer needs;

▪	emerging competition;

▪	frequent new product introductions and enhancements; and

▪	rapid product obsolescence.

To develop new products for the connector and wireless digital transmission markets, the Company must develop, gain access to and use new technologies in a cost-effective and timely manner. In addition, the Company must maintain close working relationship with key customers in order to develop new products that meet customers’ changing needs. The Company also must respond to changing industry standards and technological changes on a timely and cost-effective basis.

Products for connector applications are based on industry standards that are continually evolving. The Company’s ability to compete in the future will depend on its ability to identify and ensure compliance with these evolving industry standards. If the Company is not successful in developing or using new technologies or in developing new products or product enhancements, its future revenues may be materially affected. The Company’s attempt to keep up with technological advances may require substantial time and expense.

The Markets In Which The Company Competes Are Highly Competitive.

The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the connector and communications markets in which the Company’s products are sold are intensely competitive. Because the Company does not own any proprietary property that can be used to distinguish the Company from its competitors, the Company’s ability to compete successfully in these markets depends on a number of factors, including:

▪	success in subcontracting the design and manufacture of existing and new products that implement new technologies;

▪	product quality;

▪	reliability;

▪	customer support;

▪	time-to-market;

▪	price;

▪	market acceptance of competitors’ products; and

▪	general economic conditions.

In addition, the Company’s competitors or customers may offer enhancements to its existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower-cost or higher performance alternatives to the Company’s products. The introduction of enhancements or new products by the Company’s competitors could render its existing and future products obsolete or unmarketable.

Many of the Company’s competitors have significantly greater financial and other resources. In certain circumstances, the Company’s customers or potential customers have internal manufacturing capabilities with which the Company may compete.

If The Industries Into Which The Company Sells Its Products Experience Recession Or Other Cyclical Effects Impacting The Budgets Of Its Customers, The Company’s Operating Results Could Be Negatively Impacted.

The primary customers for the Company’s coaxial connectors are in the connector and communications industries. Any significant downturn in the Company’s customers’ markets, in particular, or in general economic conditions that result in the cut back of budgets would likely result in a reduction in demand for the Company’s products and services and could harm the Company’s business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including the Company. No assurance can be given that the connector industry will not experience a material downturn in the near future. Any cyclical downturn in the connector and/or communications industry could have a material adverse effect on the Company.

The Company May Make Future Acquisitions That Will Involve Numerous Risks.

The Company periodically considers other potential acquisitions of other companies that could expand the Company’s product line or customer base. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with future acquisitions include:

▪	diversion of management’s attention;

▪	the affect on the Company’s financial statements of the amortization of acquired intangible assets;

▪	the cost associated with acquisitions and the integration of acquired operations; and

▪	the assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm the Company’s business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 7.7% and 9.5% of net sales during the three and six-month periods ended April 30, 2005, and approximately 6.4% and 8.9% for the comparable periods in 2004. The increases in sales in the 2005 periods were due to increased cooperative advertising, primarily in Mexico.

International revenues are subject to a number of risks, including:

▪	longer accounts receivable payment cycles;

▪	difficulty in enforcing agreements and in collecting accounts receivable;

▪	tariffs and other restrictions on foreign trade;

▪	economic and political instability; and

▪	the burdens of complying with a wide variety of foreign laws.

The Company’s foreign sales are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company’s business. There can be no assurance that the factors described above will not have an adverse material effect on the Company’s future international revenues and, consequently, on the financial condition, results of operations and business of the Company.

Since sales made to foreign customers or foreign distributors have historically been in U.S. dollars, the Company has not been exposed to the risks of foreign currency fluctuations. However, if the Company in the future is required to accept sales denominated in the currencies of the countries where sales are made, the Company thereafter may also be exposed to currency fluctuation risks.

Changes In Stock Option Accounting Rules May Adversely Affect Our Reported Operating Results, Our Stock Price, And Our Ability To Attract And Retain Employees.

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Small business issuers such as the Company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, the Company has depended upon compensating its officers, directors, employees and consultants with such stock-based compensation awards in the past in order to limit its cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if the Company continues to grant stock options or other stock-based compensation awards to its officers, directors, employees, and consultants after the new rules apply to us, its future earnings, if any, will be reduced (or its future losses will be increased) by the expenses recorded for those grants. Since it is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. The adverse effects that the new accounting rules may have on the Company’s future financial statements, should it continue to rely heavily on stock-based compensation, may reduce its stock price and make it more difficult for the Company to attract new investors.

Item 3. Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Since the end of the Company’s fiscal year on October 31, 2004, the Company has undertaken a number of remediation actions to improve the Company’s internal controls over financial reporting, including the following:

•	Upgrading its legacy computer accounting system with significant new enhancements.

•	Hiring an acting, part-time Chief Financial Officer who is experienced in SEC reporting.

•	Improving the Company’s prior stock option record system.

•	Replacing certain of its accounting department personnel.

•	Implementing extensive new procedures to bring the Company’s controls and procedures into compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the time frame required under the Act.

The upgrade of the computer accounting system has been accomplished, and additional enhancements are underway. The hiring of apart-time, interim Acting Chief Financial Officer occurred early in the second fiscal quarter of 2005. The Company is in the process of selecting a permanent Chief Financial Officer. The other remediation actions described above are in process and are in varying stages of completion.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

▪	31.1:Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

▪	31.2:Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

▪	32.1:Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

▪	32.2:Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report of Form 10-QSB and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.
Dated: June 14, 2005	By: /s/ Howard F. Hill Howard F. Hill, President Chief Executive Officer
Dated: June 14, 2005	By: /s/ William T. Gochnauer William T. Gochnauer Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.