Form 10QSB
period 2005-07-31
R F INDUSTRIES LTD
filed 2005-09-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JULY 31, 2005.

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

                      (858) 549-6340   FAX (858) 549-6345

            (Issuer's telephone and fax numbers, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of September 12, 2005, the registrant had 3,074,521 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements



                                                  RF INDUSTRIES, LTD.
                                               CONDENSED BALANCE SHEETS
                                                     (Unaudited)

              ASSETS
                                                 July 31      October 31
                                                   2005          2004
                                              ------------   ------------
                                                              (Note 1)



CURRENT ASSETS
Cash and cash equivalents ..................   $ 5,159,163   $ 4,497,322
Trade accounts receivable, net of allowance
for doubtful accounts of $50,469 and $38,513     1,453,075     1,516,035

Notes receivable ...........................         2,500        12,000
Inventories ................................     4,072,368     3,789,958
Other current assets .......................       273,219       303,138
Deferred tax assets ........................       141,000       141,000
                                              -----------   -----------
     TOTAL CURRENT ASSETS ..................    11,101,325    10,259,453
                                               -----------   -----------

         EQUIPMENT
Equipment and tooling ......................     1,513,078     1,489,297
Furniture and office equipment .............       342,479       299,423
                                               -----------   -----------
                                                 1,855,557     1,788,720
     Less accumulated depreciation .........     1,382,643     1,225,680
                                                -----------   -----------
     Total .................................       472,914       563,040

Goodwill ...................................       137,328       137,328
Notes receivable from related parties ......        26,730        26,730
Note receivable from stockholder ...........        70,000        70,000
Other assets ...............................        22,091        14,171
                                               -----------   -----------
     TOTAL ASSETS ..........................   $11,830,388   $11,070,722
                                               ===========   ===========

                                                  RF INDUSTRIES, LTD.
                                               CONDENSED BALANCE SHEETS
                                                     (Unaudited)


                                                 July 31      October 31
                                                   2005          2004
                                              ------------   ------------
                                                              (Note 1)
       LIABILITIES AND
    STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
Accounts payable ..........................   $   239,684   $   209,956
Accrued expenses ..........................       362,235       353,100
                                              -----------   -----------
   Total current liabilities ..............       601,919       563,056
Deferred tax liabilities ..................        53,000        53,000
                                              -----------   -----------
   TOTAL LIABILITIES ......................       654,919       616,056
                                              -----------   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares
of $0.01 par value; 3,072,309 and 2,996,937
shares issued and outstanding .............        30,723        29,970
Additional paid-in capital ................     3,722,866     3,566,760
Retained earnings .........................     7,421,880     6,857,936
                                              -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY
                                               11,175,469    10,454,666
                                              -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY ...............................   $11,830,388   $11,070,722
                                              ===========   ===========



See Notes to Condensed Unaudited Financial Statements

                                                    RF INDUSTRIES, LTD.
                                              CONDENSED STATEMENTS OF INCOME
                                     -------------------------------------------------
                                       Three Months Ended          Nine Months Ended
                                             July 31                    July 31
                                           (Unaudited)                (Unaudited)
                                     -------------------------------------------------
                                        2005         2004         2005         2004
                                     ----------   ----------   ----------   ----------
Net sales ........................   $3,276,581   $2,727,386   $9,722,605   $7,998,176

Cost of sales ....................    1,723,522    1,377,367    5,108,306    3,977,895
                                     ----------   ----------   ----------   ----------

     Gross profit ................    1,553,059    1,350,019    4,614,299    4,020,281
                                     ----------   ----------   ----------   ----------

Operating expenses:

     Engineering .................      131,214      120,556      420,282      337,590

     Selling and general .........    1,110,674      794,953    3,294,831    2,280,667
                                     ----------   ----------   ----------   ----------

          Totals .................    1,241,888      915,509    3,715,113    2,618,257
                                     ----------   ----------   ----------   ----------

Operating income .................      311,171      434,510      899,186    1,402,024

Other income - interest ..........       18,462        2,606       56,798        9,413
                                     ----------   ----------   ----------   ----------

Income before provision for income
   taxes .........................      329,633      437,116      955,984    1,411,437

Provision for income taxes .......      135,290      171,000      392,040      560,000
                                     ----------   ----------   ----------   ----------

Net income .......................      194,343   $  266,116   $  563,944   $  851,437
                                     ==========   ==========   ==========   ==========

Basic earnings per share .........   $     0.06   $     0.09   $     0.19   $     0.30
                                     ==========   ==========   ==========   ==========

Diluted earnings per share .......   $     0.05   $     0.07   $     0.15   $     0.23
                                     ==========   ==========   ==========   ==========

Basic weighted average shares
   outstanding ...................    3,062,396    2,970,714    3,039,243    2,881,118
                                     ==========   ==========   ==========   ==========

Diluted weighted average shares
   outstanding ...................    3,782,733    3,779,692    3,804,324    3,655,984
                                     ==========   ==========   ==========   ==========


See Notes to Condensed Unaudited Financial Statements

                                                                     RF INDUSTRIES, LTD.
                                                                   CONDENSED STATEMENTS OF
                                                                         CASH FLOWS
                                                                         (Unaudited)
                                                                 Nine Months Ended July 31
                                                               -----------------------------
                                                                    2005           2004
                                                               --------------  -------------
     Net income .............................................   $   563,944    $   851,437
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Provision for bad debts ............................        11,956          4,000
          Depreciation and amortization .....................       156,963        114,672
          Changes in operating assets and liabilities:
             Trade accounts receivable ......................        51,004        420,233
             Inventories ....................................      (282,410)      (336,965)
             Prepaid expenses and other current assets ......        29,919        (24,657)
             Other assets ...................................        (7,920)          --
             Accounts payable ...............................        29,728          2,874
             Accrued expenses ...............................         9,135        (65,968)
                                                                 -----------    -----------
     Net cash provided by operating activities ..............       562,319        965,626
                                                                -----------    -----------

     INVESTING ACTIVITIES

         Capital expenditures ...............................       (66,837)      (150,067)
         Repayment of note receivable .......................         9,500           --
         Repayments of related party notes ..................          --           22,854
                                                                -----------    -----------
         Net cash used in investing activities ..............       (57,337)      (127,213)
                                                                -----------    -----------

     FINANCING ACTIVITIES - Proceeds from
       exercise of stock options ............................       156,859        995,703
                                                                -----------    -----------

     Net increase in cash and cash equivalents ..............       661,841      1,834,116
     Cash and cash equivalents at the beginning of the period
                                                                  4,497,322      2,683,896
                                                                -----------    -----------

     Cash and cash equivalents at the end of the period .....   $ 5,159,163    $ 4,518,012
                                                                ===========    ===========

See Notes to Condensed Unaudited Financial Statements

                          RF INDUSTRIES, LTD. NOTES TO
                    CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

         The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included. Operating results for the three and nine-month periods ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. Information included in the condensed balance sheet as of October 31, 2004 has been derived from the audited balance sheet included in the Company's annual report on Form 10-KSB for the year ended October 31, 2004 previously filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2004.

Note 2 - Inventories

         Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.


                                           July 31, 2005       October 31, 2004
                                         ----------------      ----------------
                                            (Unaudited)

      Raw materials and supplies              $1,065,878            $777,765

      Finished goods, less inventory
      reserve                                  3,006,490           3,012,193
                                             -----------          -----------
             Total                            $4,072,368          $3,789,958
                                             ===========          ===========
Note 3 - Earnings per share:

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

         The following table summarizes the computation of basic and diluted weighted average shares:

                                       Three Months Ended       Nine Months Ended
                                            July 31                  July 31
                                      ---------------------   ---------------------
                                         2005       2004         2005        2004
                                      ---------  ---------    ---------    --------
Weighted average shares outstanding
     for basic net earnings per
     share ........................   3,062,396   2,970,714   3,039,243   2,881,118

Add effects of potentially dilutive
     securities-assumed exercised
     of stock options .............     720,337     808,978     765,081     774,866
                                      ---------   ---------   ---------   ---------
                                      ---------   ---------   ---------   ---------

Weighted average shares for diluted
     net earnings per share .......   3,782,733   3,779,692   3,804,324   3,655,984
                                      =========   =========   =========   =========

Note 4 - Stock Option Plan

         A description of the Company's 2000 Stock Option Plan and other information related to stock options are included in Note 7 in its Annual Report on Form 10-KSB for the year ended October 31, 2004.

         During the nine months ended July 31, 2005, options to acquire 75,372 shares of common stock were exercised resulting in proceeds of $156,859 to the Company. No options were granted during the nine months ended July 31, 2005.

         The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                    --------------------------------------------------------
                                        Three Months Ended             Nine Months Ended
                                             July 31                       July 31
                                    --------------------------     -------------------------
                                       2005            2004           2005            2004
                                    ---------        ---------     ---------        --------

Net income - as reported ........   $   194,343    $   266,116    $   563,944    $   851,437

Deduct total stock-based employee
     compensation expensed
     determined under fair
     value-based method for all
     awards .....................       (97,000)       (67,000)      (291,000)      (201,000)
                                    -----------    -----------    -----------    -----------

Net income - pro forma ..........   $    97,343    $   199,116    $   272,944    $   650,437
                                    ===========    ===========    ===========    ===========

Basic earnings per share -
     as reported ................   $     0.06     $     0.09     $     0.19     $     0.30

Basic earnings per share -
     pro forma ..................   $     0.03     $     0.07     $     0.09     $     0.23

Diluted earnings per share - as
     reported ...................   $     0.05     $     0.07     $     0.15     $     0.23

Diluted earnings per share - pro
     forma ......................   $     0.03     $     0.05     $     0.07     $     0.18


Note 5 - Concentration of Credit Risk

         One customer accounted for approximately 15% of the Company's net sales for the three and nine-month periods ended July 31, 2005 and 14% for the comparable periods in 2004. Although this customer has been an on-going major customer of the Company during the past five years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company's products at any time for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 6 - Geographical Information

         The Company attributes sales to geographic areas based on the location of the customers. All of the Company's assets are located in the United States. The following table presents the sales of the Company by geographic area for the three and nine-month periods ended July 31, 2005 and 2004:

                              -------------------------------------------------
                                Three Months Ended         Nine Months Ended
                                     July 31                    July 31
                              -----------------------   -----------------------
                                 2005         2004         2005         2004
                              ---------    ----------   ----------   ----------
United States .............   $2,806,249   $2,400,096   $8,641,387   $6,878,431

Foreign countries .........      470,332      327,290    1,081,218    1,119,745
                              ----------   ----------   ----------   ----------
                              $3,276,581   $2,727,386   $9,722,605   $7,998,176
                              ==========   ==========   ==========   ==========



Note 7 - Commitments

The Company has renewed its employment agreement with its President and Chief Executive Officer for an annual salary of $175,000 and a term which expires on June 20, 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $496,000 at July 31, 2005.

Note 8 - Subsequent Event

On September 1, 2005, the Company purchased all of the assets of Worswick Industries, Inc. (Worsick), a supplier of standard and custom cabling products to OEM, wholesale and retail markets, for $237,500 in cash and 2,212 shares of the Company's common stock. The acquisition of Worsick is not expected to have a material effect on the financial position or results of operations of the Company.

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

Revenue recognition:

         Revenue from product sales is recognized when the product is shipped. The Company's maintains a policy with certain distributors that permits them a limited ability to exchange product. The effect of such exchanges has historically been immaterial. Any material exceptions are recognized if and when they occur.

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

Inventory valuation:

         Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, the Company may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, the Company determines the amounts of these allowances. If these estimates and related assumptions are incorrect or the market changes, the Company may be required to record additional reserves, which may decrease future earnings. Inventories as of July 31, 2005 represented approximately 34% of total assets. As a result, any reduction in the value of our inventories would require the Company to take write-downs that would affect the Company's financial position and results of operations to the extent of any such write-downs.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company's financial position or results of operations.

Stock-Based Compensation:

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

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the first annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its fiscal year ending October 31, 2007. Adoption of the expensing requirements will reduce the Company's reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method. The impact of such adoption upon the Company's financial position or results of operations is not presently known.

Executive Overview

         RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 94% of the Company's net sales during the three and nine-month periods ended July 31, 2005, and since the operations to all of the Company's smaller business units effectively operate as subunits of the Company's principal business unit, the Company no longer reports the results of these other, smaller business units as separate business segments.

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

     As of July 31, 2005, the amount of cash and cash equivalents was equal to $5,159,163 in the aggregate.

     As of July 31, 2005, the Company had $11,101,325 in current assets, and $601,919 in current liabilities.

     As of July 31, 2005, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

         The Company recognized net income of $563,944 for the nine months ended July 31, 2005 and realized cash flow of $562,319 from its operating activities. The Company's overall cash position increased by $661,841 during the nine month period ended July 31, 2005. Contributing to the amount of net cash provided by operations were depreciation and increases in accounts payable and accrued expenses together with decreases in accounts receivable and in prepaid expenses. Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2005 decreased approximately 4.2%, or by $62,960, to $1,453,075 compared to the October 31, 2004 balance of $1,516,035. The decrease in accounts receivable in relation to the 20.1% increase in net sales for the third fiscal quarter of 2005 compared with the same period in the prior year is due to improved receivables management and collection efforts by the Company.

         Inventories at July 31, 2005 increased 7.5%, or $282,410, to $4,072,368 compared to $3,789,958 on October 31, 2004. The Company increased its inventory levels based on anticipated customer demand for certain of its products. Since the Company considers its ability to fill customer orders on short notice to be an important aspect of its marketing strategy, the Company normally increases inventory levels in anticipation of customer orders in order to be able to maintain the product mix its customers may need. Accordingly, the Company may increase its inventory levels in future periods if sales continue to rise.

         Net cash used in investing activities was $57,337 for the nine months ended July 31, 2005 primarily as a result of capital expenditures made by the Company.

         Net cash provided by financing activities was $156,859 for the nine months ended July 31, 2005, and was attributable to proceeds received from the exercise of stock options.

         As of July 31, 2005, the Company had a total of $5,159,163 of cash and cash equivalents compared to a total of $4,497,322 of cash and cash equivalents on October 31, 2004. The $562,319 in cash from operating activities, together with the decrease in cash of $57,337 from its investing activities and an increase of $156,859 from its financing activities, which resulted in the Company's overall cash and cash equivalent position increasing by $661,841 during the past nine months.

         On September 1, 2005, the Company used $237,500 of its existing cash balances to purchase all of the assets of Worswick Industries, Inc., a San Diego, California supplier of standard and custom cabling products to OEM, wholesale and retail markets. The purchase price of the assets of Worswick Industries, Inc. was $237,500, plus the issuance to the seller of 2,212 shares of the Company's common stock. The effect of the Worswick operations on the Company's future liquidity cannot be predicted, but is not expected to be material.

Results Of Operations

Three Months 2005 vs. Three Months 2004

         Net sales in the current fiscal quarter ended July 31, 2005, increased 20.1%, or $549,195, to $3,276,581 from $2,727,386 in the comparable fiscal quarter in the prior year, due to increased demand for the Company's connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products. In addition, the increased revenues during the current quarter reflect the addition of the new Aviel Electronics division in Nevada, which operations were not owned during the comparable fiscal quarter last year. Aviel Electronics added $229,635 to the Company's sales during the July 31, 2005 fiscal quarter.

         The Company's gross profit as a percentage of sales declined from 49.5% to 47.4% during the current fiscal quarter compared to the same fiscal quarter last year. The decline in gross margins during the current quarter resulted from costs of labor and materials in its main connector division having increased more than increases in selling prices in the 2005 period from the comparable period in 2004. Overall, the Company's three smaller divisions have lower gross margins than the RF Connectors division. Since the RF Connector division's net sales decreased as a percentage of the Company's net sales (RF Connector sales represented 82% of net sales in the current three-month period, compared with 90% in the comparable period of the prior year), the increase in sales of lower margin divisions reduced the combined gross margins in the current period.

         Engineering expenses increased 8.8%, or $10,658, to $131,214 from $120,556 in the comparable quarter of the prior year due to development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

         Selling and general expenses increased 39.7% or $315,721 to $1,110,674 from $794,953 in the comparable quarter of the prior fiscal year. Selling and general expenses were higher in the third quarter of the current fiscal year due primarily to the substantial additional cost of compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Although the Company believes that its administrative expenses will be higher in future periods due to the on-going provisions of the Sarbanes-Oxley Act, the Company believes that most of the amounts incurred during the past fiscal quarter represent one-time expenses incurred to set up and document the Company's controls and procedures. Accordingly, the Company does not expect its Sarbanes-Oxley expenses to be as great during any future fiscal quarter. The increase in selling and general expenses also resulted from increased compensation expenses (including the salaries of the additional personnel retained to improve the Company's reporting systems), increased selling expenses, and increased insurance costs compared to the prior fiscal year. Also, the current period general and administrative expenses reflect the acquisition of Aviel Electronics in August, 2004. Aviel's selling and general expenses in the current quarter were $84,897, compared with $0 in the comparable period of the prior year. After eliminating the effect of the Sarbanes-Oxley and Aviel sales and expenses, the selling and general expenses for the current period increased $157,824 over the comparable period in the prior year, and, as a percentage of sales, was 31% compared with 29% in the prior year.

         Other income for the third quarter of 2005 increased over the same period in the prior year due to higher investment interest.

Nine months 2005 vs. Nine months 2004

         Net sales in the nine months ended July 31, 2005 increased 21.6% or $1,724,429 to $9,722,605 from $7,998,176 in the comparable period in the prior year, due to increased demand for the Company's connector, cable assembly and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products. In addition, Aviel Electronics, which was owned and in operation during the entire nine-month period ended July 31, 2005 but not owned in the comparable nine-month period of the prior year, contributed $615,576 to net sales during the current nine month period.

         The Company's gross profit as a percentage of sales declined from 50.3% to 47.5% during the current fiscal quarter compared to the same nine-month period last year. The decline in the Company's gross margins during the current nine-month period resulted from costs of labor and materials in its main connector division having increased more than increases in selling prices in the 2005 period from the comparable period in 2004, resulting in a decline in gross margins from 54.4% to 52.2%. In addition, the Company's gross margins were affected by lower margins in its Bioconnect division, and additions to allowances for inventory obsolescence in its RF Neulink division. Overall, the Company's three smaller divisions have lower margins than the RF Connectors division, which accounted for 83% of net sales in the current nine-month period, compared with 89% in the comparable period of the prior year. Accordingly, the greater sales from the lower margin division exerted a downward influence on the combined gross margins in the current period.

         Engineering expenses for the first nine months of fiscal 2005 increased 24%, or $82,692, to $420,282 from $337,590 in the comparable period of the prior year due to development costs for new product enhancements.

         Selling and general expenses increased 45% or $1,014,164 to $3,294,831 from $2,280,667 in the comparable period of the prior fiscal year. The increase in selling and general expenses includes expense items that were not present (Sarbanes-Oxley Act costs and the new Aviel division) during the comparable nine-month period in the prior fiscal year, plus additional expenses related to additional personnel and general increases in costs. Selling and general expenses were higher in the first nine months of the current fiscal year due primarily to the substantial cost of compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in the current fiscal year, which were $413,000 in the first nine months of the current year. The increase in selling and general expenses also resulted from increased compensation expenses (due to normal annual increases and to additional employees), increased selling expenses and increased insurance costs compared to the prior fiscal year. Also, the current period general and administrative expenses reflect the acquisition of Aviel Electronics in August, 2004. Aviel's selling and general expenses in the current period were $268,645, compared with $0 in the comparable period of the prior year. After eliminating the effect of the Sarbanes-Oxley and Aviel sales and expenses, the selling and general expenses for the current period increased $332,519 over the comparable period in the prior year, and, as a percentage of sales, declined to 28% from 29% in the prior year.

         Although the Company expects that selling and general expenses will be higher in the future due to the addition of the new Aviel Electronics division in Nevada and the increased on-going expenses related to the Sarbanes-Oxley Act, future expenses are not expected to be as large as the expenses during the most current nine-month period.

         Other income for the first nine months of fiscal 2005 increased over the same period in the prior year due to higher investment interest.

Risk Factors

         Investors should carefully consider the risks described below and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004. The risks and uncertainties described below and in the Annual Report are not the only ones facing the Company. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Dependence On RF Connector Division Products

         Of the Company's four operating divisions, the RF Connectors division is the largest, accounting for approximately 88% of the Company's net sales for the fiscal year ended October 31, 2004, and approximately 82% and 83% of net sales during the three and nine-month periods ended July 31, 2005, respectively. The Company expects the RF Connectors division products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connectors division could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connectors division are described below.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs.

         Substantially all of the Company's RF Connectors products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company's contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company's manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company's manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company's operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company's third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company's reputation and brand.

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

         The risks associated with the Company's dependence upon third parties that develop and manufacture and assemble the Company's products include:

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

Dependence  Upon  Independent  Distributors  To Sell And  Market  The  Company's
Products

         The Company's sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 75% of the net sales of the Company for the fiscal year ended October 31, 2004, and for the three and nine-month periods ended July 31, 2005, respectively. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days' written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

Dependence On Principal Customer

         One customer accounted for approximately 16% of the net sales of the Company's RF Connectors division for the fiscal year ended October 31, 2004 and 15% of net sales for the three and nine-month periods ended July 31, 2005, respectively. Although this customer has been an on-going major customer of the Company during the past five years, the Company does not have a written agreement with this customer that requires this customer to purchase any minimum amount of products. Accordingly, the Company's largest customer could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

         The primary customers for the Company's coaxial connectors are in the connector and communications industries. Any significant downturn in the Company's customers' markets, in particular, or in general economic conditions that result in the cut back of budgets would likely result in a reduction in demand for the Company's products and services and could harm the Company's business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including the Company. No assurance can be given that the connector industry will not experience a material downturn in the near future. Any cyclical downturn in the connector and/or communications industry could have a material adverse effect on the Company.

The Company May Make Future Acquisitions That Will Involve Numerous Risks.

         Since August 2004, the Company has purchased the operations of two smaller businesses (Aviel Electronics in Las Vegas, Nevada, and Worswick Industries, Inc. in San Diego, California). The Company periodically may make acquisitions of other companies that could expand the Company's product line or customer base. The risks involved with both the recent acquisitions and with any possible future acquisitions include:

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

International Sales And Operations

         Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 14% and 12% of net sales during the three and nine-month periods ended July 31, 2005, and approximately 11% and 14% for the comparable periods in 2004. The increases in sales in the 2005 periods were due to increased cooperative advertising, primarily in Mexico.

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

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the first annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its fiscal year ending October 31, 2007. Adoption of the expensing requirements will reduce the Company's reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method. The impact of such adoption upon the Company's financial position or results of operations is not presently known.

Item 3. Controls and Procedures.

         Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

          Since the end of the Company's fiscal year on October 31, 2004, the Company has undertaken a number of remediation actions to improve the Company's internal controls over financial reporting, including the following:

o Upgrading its legacy computer accounting system with significant new enhancements.

o Hiring an acting, part-time financial consultant experienced in SEC reporting, pending the recruitment of a permanent Chief Financial Officer.

o    Replacing certain of its accounting department personnel.

o Implementing extensive new procedures to bring the Company's controls and procedures into compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the time frame required under the Act.

         The upgrade of the computer accounting system has been accomplished, and additional enhancements are underway. The Company is in the process of completing the selection of a permanent Chief Financial Officer. The other remediation actions described above are in process and are in varying stages of completion.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered  Sales of Securities and Use of Proceeds


On September 1, 2005, the Company purchased all of the assets of Worswick Industries, Inc. As part of the purchase price paid for all of the assets, on September 1, 2005 we issued 2,212 shares to Worswick Industries, Inc. The shares were valued at a price of $5.65. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2). No underwriter or placement agent fees or commissions were paid in connection with the sale of these shares.

Item 4.  Submission of Matters to a Vote of Security Holders


    On June 10, 2005, we held the annual meeting of our shareholders. At the meeting, the holders of our outstanding common stock acted on the following matters:

(1) The shareholders voted for six directors, each to serve for a term of one year and until his successor is elected. Each nominee received the following votes:

                                                Votes               Votes
(1)      Name of Nominee                         For              Withheld
                                           --------------       -----------
John R. Ehret                                 2,826,047             9,677
Marvin H. Fink                                2,827,821             7,903
Howard F. Hill                                2,829,141             6,583
Robert Jacobs                                 2,825,477            10,247
Linde Kester                                  2,827,651             8,073
William L. Reynolds                           2,829,421             6,303


(2) To ratify the selection of J.H. Cohn LLP as the Company's independent registered public accounting firm for the fiscal year ending October 31, 2005. Votes cast were as follows:

                                               For                     2,824,077
                                               Against                    56,433
                                               Abstain                     6,004

Item 6.  Exhibits

     (a) Exhibits:

          10.1: Employment Agreement, made as of the 10th day of July, 2005, by and between RF Industries, Ltd. and Howard F. Hill.

          31.1: Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2: Certification of the Acting Chief Financial  Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                             RF INDUSTRIES, LTD.



Dated:   September 14, 2005                  By:/s/ Howard F. Hill
                                                ------------------
                                                 Howard F. Hill, President
                                                 Chief Executive Officer


Dated:   September 14, 2005                  By:/s/Howard F. Hill
                                                -----------------
                                                 Howard F. Hill
                                                 Acting Chief Financial Officer