Form 10KSB
period 2005-10-31
R F INDUSTRIES LTD
filed 2006-02-13
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2005

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

Yes	☐	No	☒

The issuer’s revenues for the year ended October 31, 2005 were $13,151,000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2005, based on the closing price of $4.94 for the Common Stock of the Company, as reported on October 31, 2005, was $12,923,000. As of October 31, 2005, the registrant had 3,082,521 outstanding shares of common stock, $.01 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Certain exhibits previously filed with the registrant’s prior Forms 10-KSB and Forms 10-QSB are incorporated by reference into Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format:  ☐ Yes  ☒ No

This Form 10-KSB consists of a total of 59 pages. The Index to Exhibits can be found on page 32.

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

PART I

ITEM 1. BUSINESS

General:

RF Industries, Ltd. (hereinafter the “Company”) is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following five related divisions: (i) The RF Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes custom RF connectors primarily for aerospace and military customers, (iii) Worswick Division distributes and sells coaxial and other connectors and cable assemblies primarily for local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; and (v) the Neulink Division is engaged in the design, manufacture and sales of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services.

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

The Company maintains an Internet website at http://www.rfindustries.com. The Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-KSB.

Operating Divisions

Connector and Cable Division The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are more dependent upon the overall economy and on the Company’s ability to market its products. However, the Company’s sales of connectors and cable assemblies have increased in the past three years as the overall market demand for wireless products that use the Company’s connectors has increased. The Company believes that the continuing growth in new wireless products as well as its increased sales in the military/aerospace markets will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.

Third party foreign manufacturers located in Asia manufacture the Company’s RF connectors for the Company. The Company has been designing, producing and selling coaxial connectors since 1987, and the Connector and Cable Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has, during all of the recent fiscal years, generated the majority of the Company’s revenues.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company’s California facilities and are sold through distributors or directly to major OEM (Original Equipment Manufacturer) accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable products. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest generator of revenues for the Company during the fiscal year ended October 31, 2005.

Aviel Electronics Division The Company acquired the business and all of the assets of Aviel Electronics in August 2004. Aviel has a 48 year history of serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM’s and government agencies in the United States and abroad. Aviel complements the Company’s Connector and Cable Division’s capabilities by providing additional custom design capabilities, expanding the Company’s products in the military and commercial aerospace markets, and expanded the Company’s client base.

Worswick Division  In September 2005, the Company acquired the assets of Worswick Industries, Inc., a privately held 20 year old California company based in San Diego, that sells coaxial connector solutions and also manufacturers RF cable assemblies for individuals and companies that design, build, operate, and maintain personal and private multi-media, wireless voice, data and messaging systems. Another complimentary operation to Connector and Cable Division it contributed very nominal revenues during the fiscal year ended October 31, 2005.

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

Product Description:

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products:

The Company’s Connector and Cable Division designs and distributes coaxial connectors for the numerous products, devices and instruments. Coaxial connectors have applications in commercial, industrial, automotive, scientific and military markets. The types of connectors offered by the RF Connector Division include 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors, some of which include digital applications, cellular and PCS telephones, Wi-Fi and broadband wireless applications, cellular and PCS infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets approximately 1,500 types of connectors, which range in price from $0.40 to $125.00 per unit.

The Connector and Cable Division also designs and sells a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, R&D technicians and engineers. The Company also designs and now offers some of its own tools, which differ from those offered elsewhere in the market. These tools are manufactured for the Company by outside contractors. Tool products are carried as an accommodation to the Company’s customers and have not materially contributed to the Company’s revenues.

The Cable Assembly component of the Connector and Cable Division markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company’s connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Most cable assemblies are manufactured to the purchaser’s specifications.

Aviel Electronics Products:

The Aviel Electronics Division designs, manufactures and sells specialized connectors. Standard configuration and custom connectors include connectors ranging from subminiature to type “L” to Nan-Hex, SMA, SMB, SMC, TNC, BNC, SC and NL. Aviel also specializes in the design and manufacture of non-standard configurations required for specific applications, hard to locate and discontinued connectors for commercial, aerospace, military and other unique applications.

Worswick Products:

Worswick sells coaxial connectors and cable assemblies for numerous multi-media products, devices and instruments in the local San Diego area. Worswick also produces and markets cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company’s connectors or third party connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Most cable assemblies are manufactured to the purchaser’s specifications.

Bioconnect Products:

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

RF Neulink Products:

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

Current applications in use worldwide for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, police usage for mobile warrant database access

In 2004 fiscal year, the Neulink Division introduced a new radio modem that it developed. The new NL6000 radio modem was repositioned within the marketplace to compete against a more upscale market segment and was designed to meet the FCC’s new mandatory requirement to provide narrow-band channels that became effective in January 2004. This product is a high-speed narrow band compliant radio modem that operates on a 12.5 KHz channel at a 12 Kbps data transfer rate. In 2005, Neulink was chosen to develop a different version of the NL6000 for the Stanford Research Institute and the U.S. Marine Corps and is currently completing the non-recurring engineering for this product and has an initial purchase order for 300 units for delivery in fiscal year 2006.

Foreign Sales:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for approximately 10% of Company sales for the fiscal year ended October 31, 2005. The majority of the export sales during these periods were to Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its “RFI” logo, and is attempting to obtain additional foreign private label customers.

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

The Aviel Division will continue to sell products to its customer base with the addition of customers referred through the Connector and Cable Division. The Aviel and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Worswick Division operates from a single location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers. A proactive marketing plan is currently in development to enhance and expand the current customer base.

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

Manufacturing:

The Company contracts with outside third parties for the manufacture of all its coaxial connectors, and Neulink products. However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2005 were manufactured by the Company at its facilities in California. The Connector and Cable Division has its manufacturing performed at numerous International Standards Organization (ISO) approved factories with plants in Japan, Korea, the United States and Taiwan. The Company is not dependent on any one or only a few manufacturers for its coaxial connectors and cable assemblies. The Company does have purchase agreements with manufacturers for its connectors, cable and Neulink products. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products. Neulink’s products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

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

The Aviel Electronics Division manufactures all its connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 47 years (including as an unaffiliated company before being acquired by the Company in August 2005). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace and other unique applications.

The Worswick Division designs and produces low to medium volume connector and cable assemblies for local and niche customers, as well as a few medium and large market customers.

There are certain risks associated with the Company’s dependence on third party manufacturers for some of its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, and the potential lack of adequate capacity during periods of excess demand and increases in prices. See “Risk Factors.”

Raw Materials:

Connector materials are typically made of commodity metals and include small applications of precious materials, including silver and gold. The RF Connector and Cablle Division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector and Cable assembly division obtains coaxial connectors from RF Connector. The Company believes there are numerous domestic and international suppliers of coaxial connectors. Nevertheless, should the Company experience a material delay in obtaining raw materials and component parts from its existing suppliers, until alternate arrangements are made, the Company’s ability to meet its customer’s needs may be adversely affected.

Neulink purchases its electronic products from various U.S. suppliers, and all Neulink wireless modem transceivers are built in the United States. The Company believes electronic components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

Aviel connector materials are typically made of commodity metals and include some application of precious materials, including silver and gold. The Aviel Electronic Division purchases almost all of its connector products from vendors in Asia and the United States. The Company believes the connector materials used in the manufacturing of its connector products are readily available from a number of foreign and domestic suppliers.

Worswick connectors and cable are typically acquired from the Connector and Cable Division or purchased from other high quality manufacturers and distributors.

Bioconnect cable assembly materials are typically made of commodity materials such as plastics, rubber, resins and wire. The Company believes materials and components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

Personnel:

As of December 31, 2005, the Company employed 88 full-time employees, of whom 17 were in administration, sales and management, 68 were in manufacturing and assembly, and 3 were engineers engaged in design, research and development. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development:

The Company has spent approximately $45,000 and $40,000 on research and development in the fiscal years ended October 31, 2005 and 2004, respectively. A significant portion of research and development expenses during the past two years were spent on the development of the Neulink Division's NL6000 radio modem. Since the development of the NL6000 has now been completed, research and development expenses decreased significantly. Research and development activities of the Company consist of activities intended to produce new products not marketed by others that can be marketed to the industry in general.

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

Competition:

Management estimates that the Connector and Cable Division has over 50 competitors in the approximately $1.4 billion annual RF connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 35% of the total market. Many of the competitors of the RF Connector and Cable Division have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products. The Bioconnect group competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

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

Dependence On The Connector and Cable Assembly Division

Of the Company’s five operating divisions, the RF Connector and Cable Assembly division is the largest, accounting for approximately 83% of the Company’s total sales for the fiscal year ended October 31, 2005. The Company expects the RF Connector and Cable Assembly division products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that division could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the Connector and Cable Division are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily affected through independent distributors, of which there were more that 70 as of the end of fiscal 2005. Sales through independent distributors accounted for approximately 62% the net sales of the Company for the fiscal year ended October 31, 2005. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 15% of the total sales of the Company for the fiscal year ended October 31, 2005. Although this customer has been an on-going major customer of the Company for at least the past seven years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 10% of the net sales of the Company in the year ended October 31, 2005. International revenues are subject to a number of risks, including:

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

Dependence On Key Personnel

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company signed an employment agreement with Mr. Hill on June 20, 2005 for a term of 3 consecutive one (1) year periods, which expires annually on June 19. If the Company lost the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company’s business, operating results, and financial condition.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees

In the first quarter of the fiscal year ending October 31, 2007 the Company will be required, under the new rules of the Financial Accounting Standards Board, to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. As a small company with limited financial resources, the Company has depended upon compensating its officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit its cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if the Company continues to grant stock options or other stock based compensation awards to its officers, directors, employees, and consultants, its future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. The adverse effects that the new accounting rules may have on the Company’s future financial statements, should it continue to rely heavily on stock-based compensation, may reduce the Company’s stock price and make it more difficult for it to attract new investors.

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

ITEM 2. PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses administrative, sales and marketing, engineering, production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on May 31, 2010. In addition, the Company also leases the following facilities:

(i)
The cable assembly facilities of the Connector and Cable Division operates in a 3,180 square foot facility that is located adjacent to the Company’s corporate headquarters. The lease for this space expires on May 31, 2010.

(ii)
The Neulink Division operates from a separate building that is located near the Company’s corporate headquarters at 7606 Miramar Road, Building 7200. RF Neulink’s building consists of approximately 2,500 square feet of administrative and manufacturing space and houses the production and sales staff of the Neulink Division. The lease for this space expires on May 31, 2010.

(iii)
The Aviel Electronics Division currently leases approximately 3,000 square feet of a facility located at 5530 S. Valley View Blvd., Suite 103, Las Vegas, Nevada. The lease for the Las Vegas offices currently is on a month to month basis pending finalizing a new lease.

(iv)
The Worswick Division currently leases an approximately 6,000 square foot facility located at 7352 Convoy Court, San Diego, California. The current lease expires January 31, 2006 and is being extended month to month pending finalizing a new lease.

The aggregate monthly rental for all the Company’s facilities currently is approximately $27,800 per month, plus utilities, maintenance and insurance.

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

Quarter	High	Low

Fiscal 2005
November 1, 2004 - January 31, 2005	$13.02	$6.30
February 1, 2005 - April 30, 2005	9.09	5.25
May 1, 2005 - July 31, 2005	6.35	5.04
August 1, 2005 - October 31, 2005	6.15	4.70

Fiscal 2004
November 1, 2003 - January 31, 2004	$9.04	$3.85
February 1, 2004 - April 30, 2004	8.48	5.95
May 1, 2004 - July 31, 2004	10.39	7.35
August 1, 2004 - October 31, 2004	8.44	6.20

As of January 19, 2006, there were 624 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name”.

The Company has not paid any dividends to date. Although the Company does not presently intend to pay cash dividends on its Common Stock in the foreseeable future, depending on the Company’s financial condition and its financial needs, the Board of Directors may consider issuing dividends in the future.

There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2005.

The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. One of the accounting policies that involve significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented over one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance valuation. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit loses.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.”  SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for all of the Company’s interim and annual reporting periods commencing on November 1, 2006 and is expected to have a material impact on the financial statements of the Company during the fiscal year 2007 and thereafter.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Pricing." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) that previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Nonmonentary Transactions.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Reporting Accounting Changes in Interim Financial Statements” for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under the provisions of APB Opinion 20, most accounting changes were recognized by including in net income of the period of the change the cumulative effect of changing to the newly adopted accounting principle. SFAS No. 154 improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, enhances the consistency of financial information between periods. That improved consistency enhances the usefulness of the financial information, especially by facilitating analysis and understanding of comparative accounting data.

Also, in instances in which full retrospective application is impracticable, SFAS No. 154 improves consistency of financial information between periods by requiring that a new accounting principle be applied as of the earliest date practicable.

SFAS No. 154 also requires that a change in depreciation, amortization or depletion methods for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. The provisions of SFAS No. 154 better reflect the fact that an entity should change its depreciation, amortization or depletion methods only in recognition of changes in estimated future benefits of an asset, in the pattern of consumption of those benefits, or in the information available to the entity about those benefits. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

OVERVIEW

Historically, over 85% of the Company’s revenues are generated by the Connector and Cable Assembly Division from the sale of connector products and connector cable assemblies. Sales of connectors are expected to continue be the largest portion of revenues in the future since the Company acquired the Aviel Electronics Division in August 2004 and the Worswick Division in September 2005, both of which also sell connectors and cable assemblies. Because the Company sells thousands of connector products for uses in thousands of end products, sales are relatively stable and not dependent upon any one industry sector or any single product. As a result, the Company’s revenues and expenses are typically not subject to major fluctuations. During the fiscal year ended October 31, 2005, net sales did, however, increase by 17% over the net sales in the prior year due to an overall increase in the economy (in particular, a rebound in the telecommunications and wireless industries, which resulted in increased sales to those industries) and from the acquisition of the Aviel and Worswick divisions.

The Company’s financial results were adversely affected for the fiscal year ended October 31, 2005 due to approximately $400,000 of expenses the Company incurred in implementing new Sarbanes-Oxley related controls and procedures, and the purchase of 100,000 stock options (at a cost of $551,000) from Howard Hill the Company’s Chief Executive Officer. The Company does not currently anticipate these expenses to occur in future periods.

As a result of our increased net sales and continued management of normal operating expenses, the Company generated net income for the 12th consecutive year.

Despite the one-time cash outlays related to the Sarbanes-Oxley compliance and the repurchase of Mr. Hill’s options, the Company generated cash from our operations and, as a result, the amount of cash and cash equivalents held by the Company as of October 31, 2005 increased to $4,507,000 from $4,497,000 in the prior year. Since the Company has no debt other than normal accounts payable and accrued expenses it will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 2005 and 2003:

	2005		2004
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents	$4,507,219	37.5%	$4,497,332	40.6%
Current assets	11,120,406	92.5%	10,259,453	92.7%
Current liabilities	712,735	5.9%	563,056	5.1%
Working capital	10,407,671	86.6%	9,696,397	87.6%
Property and equipment - net	465,735	3.9%	563,040	5.1%
Total assets	12,025,139	100.0%	11,070,722	100.0%
Stockholders’ equity	11,206,404	93.2%	10,454,666	94.4%

Liquidity and Capital Resources:

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2006. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year are based on the following:

•
As of October 31, 2005, the amount of cash and cash equivalents was equal to $4,507,000 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its currently anticipated capital expenditure for the upcoming year.

•	As of October 31, 2005, the Company had approximately $11,120,000 in current assets, and only $713,000 of current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2005, the absence of outstanding bank debt, and its recent operating results there are sufficient capital resources to fund its operations and future acquisitions for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets.

Inventories as of October 31, 2005 were $4,181,000, a $391,000 increase from October 31, 2004. As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Because sales have been increasing, the Company has increased its inventory levels to be able to meet anticipated demand. The Company continuously monitors its inventory levels and, because of continued increases in sales, may continue increasing its inventory levels.

The net income for the fiscal year ended October 31, 2005 was $445,000. Net income from operations was adversely impacted during the recent fiscal year do to approximately $400,000 of expenses incurred in establishing and supporting Sarbanes-Oxley compliant controls and procedures, and the purchase of 100,000 stock options from the Chief Executive Officer for $551,000. Most of the Sarbanes-Oxley expenditures represented one-time set-up costs. The Company does not currently anticipate these expenses to occur in future periods. The Company does not currently anticipate that it will repurchase options in the future. For the prior year ended October 31, 2004, net income was $1,224,000.

Net cash provided by operating activities for the year ended October 31, 2005 was $171,000 primarily due to the reduction on net income and increase in net Accounts Receivable of $375,000 and additional investment in inventories of $391,000. In fiscal 2004, net cash provided from operations of $1,464,000 exceeded net income due to the non-cash depreciation and amortization expenses certain other factors.

Net cash used in investing activities was $334,000 of which $225,000 was used for the acquisition of the Worswick Industries Division in September 2005 and the purchase of $118,000 of additional capital equipment. In September 2005, the Company purchased all of the assets of Worswick Industries, an established connector seller and cable assembler and marketer located in San Diego, California. The purchase price paid for the acquisition was $237,500, of which $225,000 was paid in cash to the seller at the closing and $12,500 was paid in 2,212 shares of the Company’s common stock. Of the purchase price, $25,000 is being held in escrow for one year as security for certain representations made by the seller. In fiscal 2004, net cash used in investing activities was $650,000, consisting primarily of the acquisition of the Aviel Division and some capital expenditures made during that year.

Financing activities increased the Company’s net cash by $173,000 in the current year due to the receipt of funds from the exercise of stock options by the Company’s employees. In fiscal 2004, financing activities increased the Company’s net cash by $999,000 as a result of the exercise of stock options by the Company’s employees.

Results of Operations:

The following summarizes the key components of the results of operations for the years ended October 31, 2005 and 2004:

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$13,151,576	100.0%	$11,227,242	100.0%
Cost of sales	6,966,101	53.0%	5,539,945	49.3%
Gross profit	6,185,475	47.0%	5,687,297	50.7%
Engineering expenses	553,542	4.2%	486,202	4.3%
Selling and general expenses	4,890,002	37.2%	3,154,074	28.1%
Operating income	741,931	5.6%	2,047,021	18.2%
Other income	96,729.7%		17,110.2%
Income before income taxes	838,660	6.4%	2,064,131	18.4%
Income taxes	394,000	3.0%	840,000	7.5%
Net income	444,660	3.4%	1,224,131	10.9%

Net sales of the Company increased by $1,924,000 or 17%, for the fiscal year ended October 31, 2005 compared to the fiscal year ended October 31, 2004. The increase in fiscal 2005 is attributable to an increase in sales of $1,089,000 for connector and cable assembly products as the overall market demand increased, particularly for wireless applications during the fiscal year. In addition to an increase in demand in the Company’s connector and cable assembly products, Neulink Division’s radio and antenna products sales also increased $155,000 during the October 31, 2005 fiscal year. Finally, the acquisition of the Aviel Division in August 2004 contributed approximately $700,000 in additional revenues during the entire fiscal year. Aviel will continue to supplement the Company’s connector sales in the future. The increase in revenues at the Company’s five other divisions were partly offset by a decrease in revenues of $56,000 in the Bioconnect Division due to a hold put on additional product purchases from its primary customer.

The Company’s gross profit increased by $498,000 to $6,185,000 in 2005 from $5,687,000 in 2004 due to the increase in net sales. As a percent of net sales, gross profit decreased to 47% in fiscal 2005 from 50.7% of sales in fiscal 2004. The decrease in the gross profit percentage is primarily due to manufacturing start-up costs on new products by Bioconnect and an increase in its Connector landed product costs.

Engineering expenses, which include research and development expenses, increased by $68,000 from $486,000 in fiscal 2004 to $554,000 in fiscal 2005. However, because of the 17% increase in net sales, as a percent of net sales, engineering expenses decreased from 4.3% in fiscal 2004 to 4.2% in fiscal 2005. The increase in engineering expenses is attributable to the design and development activities related new connector design development and modifications and enhancements to the design of the Neulink modem.

Selling and general expenses increased by $1,736,000, or by 55%, from $3,154,000 in fiscal 2004 to $4,890,000 in fiscal 2005. A substantial portion of the increased selling and general expenses is due to the expenses overall of $400,000 incurred in the implementation of controls and procedures mandated under Section 404 of the Sarbanes-Oxley Act of 2002 and the associated costs of additional audit and legal expenses. Other additional selling and general expenses include an entire year of Aviel selling and administrative expenses of $74,000 versus $16,000 for the last quarter of 2004 when Aviel was acquired and the one-time $551,000 expense incurred as a result of the repurchase of 100,000 stock options from the Company’s Chief Executive Officer. Nominal additional marketing and general and administrative expenses of $45,000 was incurred for the new Worswick Industries Division as it was acquired in September 2005. Selling, general and administrative expenses are, however, expected to decrease during the next fiscal year because the initial implementation costs of the Sarbanes-Oxley Act are expected to be much higher than the on-going Sarbanes-Oxley costs and no further purchases of stock options. As a result of these expenses, operating income decreased by $1,305,000 from $2,047,000 in fiscal 2004 to $742,000 in fiscal 2005.

Net income decreased by $779,000 to $445,000, compared to net income of $1,224,000 in fiscal 2004. The decrease in net income is due to lower operating income offset by an increase of $80,000 in interest income in fiscal 2005 from fiscal 2004.

ITEM 7. FINANCIAL STATEMENTS

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-17 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of October 31, 2005 and 2004

•	Statements of Income for the years ended October 31, 2005 and 2004

•	Statements of Stockholders’ Equity for the years ended October 31, 2005 and 2004

•	Statements of Cash Flows for the years ended October 31, 2005 and 2004

•	Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A  CONTROLS AND PROCEDURES

(a) Management’s report on internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that other than for the accounting issue discussed in the following paragraph our disclosure controls and procedures were effective as of October 31, 2005.

In connection with its audit of the Company's financial statements for the fiscal year ended October 31, 2005, J.H. Cohn LLP, the Company's independent registered public accounting firm, advised the Company's Audit Committee that it had identified a material weakness in the Company's ability to prepare financial statements prepared in conformity with accounting principles generally accepted in the United States of America This weakness related to the recognition of revenue with respect to one significant contract in the fourth quarter of the fiscal year. On that contract, the customer supplied materials to the Company, which the Company recorded as a purchase. The Company then recognized revenue on the sale back to the customer of that material after the Company had completed its work on the material. In accordance with EITF Consensus 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the net amount of revenue, representing the revenue associated with the value added by the Company to the product, should have been the amount of revenue recognized. While this situation only related to one contract, the fact that the accounting was improper resulted in J.H. Cohn LLP stating that it believed that the Company's accounting department did not have the ability to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Subsequent to this discovery, the Company has initiated appropriate policies and procedures so that proper accounting will be applied to future similar transactions.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of the fiscal year ended October 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 8B OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2005. A majority of the Directors are "independent directors" as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Jacobs, Kester and Reynolds.

Name	Age	Director Since
John R. Ehret	68	1991
Marvin H. Fink	69	2001
Howard F. Hill	65	1979
William Reynolds	70	2005
Robert Jacobs	53	1997
Linde Kester	60	2001

John R. Ehret has been the President of TPL Electronics of Los Angeles, California, since 1982. He holds a B.S. degree in Industrial Management from the University of Baltimore. He has been in the electronics industry for over 33 years.

Marvin H. Fink served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. from October 2002 to March 2005. Prior thereto, Mr. Fink was President of Teledyne’s Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, a M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is a member of the California Bar.

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 40 years.

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

William Reynolds joined the Board of Directors on April 26, 2005. He was the former VP of Finance and Administration for Teledyne Controls from 1994 until his retirement in 1997. Prior thereto, for 22 years he was the Vice-President of Finance and Administration of Teledyne Microelectronics. Mr. Reynolds also was a program finance administrator of Teledyne Systems Company for five years. He has a B.B.A. degree in Accounting from Woodbury University.

Management

Howard F. Hill is the President and Chief Executive Officer of the Company. He co-founded the Company in 1979. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 40 years.

Victor H. Powers joined the Company as Chief Financial Officer and Corporate Secretary on September 19, 2005. Mr. Powers has over 35 years of Corporate Controllership and CFO experience in the enterprise software, electronics manufacturing and telecommunications industries. He was with Vantra Group Inc., Navigation Technologies (NavTech), Centex TMS, Teradyne/Zehntel and from 1977 to 1981 the Corporate Controller for U.S. Sprint. Mr. Powers has a B.S in Economics (Accounting major) from Villanova University, completed his MBA studies with Pepperdine University and done advanced management studies at Stanford University.

Board of Director Meetings

During the fiscal year ended October 31, 2005, the Board of Directors held 9 meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2005, each Board of Directors member attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2005, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee. The Board of Directors also intends to form a Nominating Committee. Each member will be “independent” as defined in the Nasdaq Stock Market’s listing standards. The functions of the Nominating Committee will be to assist the Board of Directors by identifying individuals qualified to become members, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders, and to recommend to the Board of Directors corporate governance guidelines and changes thereto.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2005 the Audit Committee was composed of Mr. Reynolds, Mr. Ehret and Mr. Kester. Each of these individuals were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2005. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, Fink, and Kester, each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2005, which was attended by all committee members.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as the Company’s Chief Executive Officer during the fiscal year ended October 31, 2005 (the “Named Executive Officer”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year ended October 31, 2005.

Annual Compensation	Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	Any Other Compensation

Howard F. Hill,	2005	175,000	50,000	2,000	551,000*
President Chief Executive Officer, Director	2004	165,000	50,000	6,000
	2003	140,000	25,000	6,000

*
One-Time Compensation of $551,000 for Company purchase and retirement of 100,000 options. As permitted by rules established by the SEC, no other annual compensation is shown because perquisites and other non-cash benefits provided by the Company do not exceed the lesser of 10% of bonus plus salary or $50,000 for the last three fiscal years.

Option Grants. The following table contains information concerning the stock option grants to the Company’s Named Executive Officer for the fiscal year ended October 31, 2005.

Option Grants in Last Fiscal Year
Name	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Base Price ($/Share)	Expiration Date
Howard F. Hill, President
Incentive Stock Option	2,000	3.2%	$4.94	October 2015

Option Exercises and Holdings. The following table sets forth information concerning option exercises and option holdings and the value, at October 31, 2005, of unexercised options held by the Named Executive Officer:

Aggregated Options/SAR Exercises in Last Fiscal Yearand Fiscal Year-End Option/SAR Values
	Shares Acquired	Value Realized Market Price at Exercise Less	Number of Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
Name	Exercise #	Exercise Price ($)	Exercisable	Unexercisable	Exercisable/ Unexercisable (1)

Howard F. Hill, President	14,000	$98,620	346,000	2,000	$1,709,240/$9,880

(1)
Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $4.94 on the last trading day of the fiscal year as reported on the Nasdaq Small Cap Market.

During the fiscal year ended October 31, 2005, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officer.

Employment Agreement

The Company has no employment or severance agreements with any of its executive officers for payments of more than $100,000, other than with the President/Chief Executive Officer. Mr. Hill has been the President/Chief Executive Officer of the Company since 1994. On June 20, 2005 the Company entered into a new employment agreement with Mr. Hill. Under the new employment agreement, Mr. Hill agreed to serve as the Company’s President and Chief Executive Officer for up to three one-year periods. The new employment agreement provides for an annual salary of $175,000. Either Mr. Hill or the Company can terminate the employment agreement at each of the first and second anniversaries of the agreement. The employment agreement, if still in effect, will expire on June 20, 2008. On June 10, 2005, the Company’s Board of Directors also approved a $50,000 bonus for Mr. Hill for his services rendered during the past year.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. The exercise price of the options is set at the closing price of the common stock on the last day of the fiscal year, of if the grant occurs after the end of the fiscal year, the closing price on the date of grant. For the fiscal year ended October 31, 2005, options to purchase 2,000 shares of common stock were granted to each of the following directors: Mr. Ehret, Mr. Fink, Mr. Jacobs. Mr. Kester and Mr. Reynolds received a grant for 1,000 shares. All options granted had an exercise price of $4.94 per share. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings. For the fiscal years ending after October 31, 2005, the Board has voted to compensate all non-employee directors, in addition to the foregoing options, with an annual cash payment of $5,000 per director, and to pay the non-employee Chairman of the Board an additional annual payment of $10,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 27, 2006 by: ( i ) each director and nominee for director; (ii) the executive officer named in the Summary Compensation Table in Executive Compensation; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned	Percentage Beneficially Owned
Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	346,000(2)	10.1%
John R. Ehret 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	24,000(3)	0.8%
Robert Jacobs 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	4,000(4)	*
Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	29,165(5)	0.9%
Linde Kester 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	73,367(6)	2.3%
William Reynolds 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	0(7)
Walrus Partners, LLC 8014 Olson Memorial, #232 Golden Valley, MN 55427	294,416(9)	9.6%
All Directors and Officers as a Group (7 Persons)	476,532(8)	13.4%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Represents the 346,000 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.
(3)	Consists of 14,000 shares, which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days plus 10,000 purchased on the open market.
(4)	Consists of 4,000 shares, which Mr. Jacobs has the right to acquire upon exercise of options exercisable within 60 days.
(5)	Consists of 21,165 shares, which Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days plus 8,000 purchased on the open market.
(6)	Consists of 19,165 shares, which Mr. Kester has the right to acquire upon exercise of options exercisable within 60 days plus 54,202 shares purchased on the open market.
(7)	Mr. Reynolds options vest on October 31, 2006, thus are not exercisable within 60 days.
(8)	Includes 404,330 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.
(9)
Represents shares owned by clients of Walrus Partners, LLC, an investment adviser. Walrus Partners, LLC is deemed to possess sole voting and dispositive power over securities held by its clients. Walrus Partners, LLC disclaims beneficial ownership of these securities held by these clients.

*	Represents less than 1% of the outstanding shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2005 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	213,134	$4.41	3,867
Equity Compensation Plans Not Approved by Stockholders (2)	692,963	$1.23	-0-
Total	906,097	$1.99	3,867

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2000 Stock Option Plan, (ii) the 1990 Incentive Stock Option Plan, and (iii) the 1990 Non-qualified Stock Option Plan. The 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, the 3,867 shares remaining available for issuance represent shares under the 2000 Stock Option Plan.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that during its most recent fiscal year ended October 31, 2005, that, except with respect to the annual grant of options to purchase 2,000 shares of common stock made to the directors of the Company, its officers and directors complied with the filing requirements under Section 16(a). The Forms 4 required to be filed by all of the directors with respect to the annual grant of options to purchase 2,000 shares of common stock were filed late.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 1997, the Company loaned to Howard Hill, its President and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal. The principal balance still outstanding on the loan is $66,980. Mr. Hill pays interest on the loan annually. The loan is evidenced by a promissory note that is secured by a lien on certain of Mr. Hill’s personal property.

Mr. Jacobs, a director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2005 and October 31, 2004, the Company paid the firm $39,360 and $43,050, respectively, for services rendered.

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

Shareholders of the Company may obtain a copy of any exhibit referenced in this 10-KSB Report by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the shareholder’s good faith representation that such shareholder is a stockholder of record of common stock of the Company. A charge of twenty cents ($.25) per page will be made to cover Company expenses in furnishing the requested documents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to RF Industries, Ltd. by J.H. Cohn LLP for professional services rendered for the fiscal years ended October 31, 2005 and 2004:

Fee Category	2005	2004
Audit Fees	$127,041	$120,849
Audit-Related Fees	22,304	22,677
Tax Fees	7,420	14,815
Total Fees	$156,765	$158,341

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

RF INDUSTRIES, LTD.

Date: February 13, 2006	By:	/s/ HOWARD F. HILL

Name: Howard F. Hill Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: February 13 , 2006	By:	/s/ Victor H. Powers
Victor H. Powers, Chief Financial Officer
(Principal Accounting Officer)

Dated: February 13 , 2006	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer

Dated: February 13 , 2006	By:	/s/ John Ehret
John Ehret, Director

Dated: February 13 , 2006	By:	/s/ Marvin Fink
Marvin Fink, Director

Dated: February 13 , 2006	By:	/s/ William Reynolds
William Reynolds, Director

Dated: February 13 , 2006	By:	/s/ Robert Jacobs
Robert Jacobs, Director

Dated: February 13 , 2006	By:	/s/ Linde Kester
Linde Kester, Director

Index
[Attachment to Item 7]

* * *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2005 and 2004, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2005 and 2004, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
January 20, 2006

RF INDUSTRIES, LTD.

BALANCE SHEETS
OCTOBER 31, 2005 AND 2004

ASSETS

	2005	2004

Current assets:
Cash and cash equivalents	$4,507,219	$4,497,322
Trade accounts receivable, net of allowance for doubtful accounts of $14,898 and $38,513	1,890,700	1,516,035
Notes receivable	2,500	12,000
Inventories	4,180,500	3,789,958
Income tax refund receivable	306,131	200,131
Other current assets	97,356	103,007
Deferred tax assets	136,000	141,000
Total current assets	11,120,406	10,259,453

Equipment and furnishings:
Equipment and tooling	1,543,120	1,489,297
Furniture and office equipment	364,063	299,423
	1,907,183	1,788,720

Less accumulated depreciation	1,441,448	1,225,680
Total	465,735	563,040

Goodwill	200,848	137,328
Amortizable intangible asset	113,333
Notes receivable from related parties	29,750	29,750
Note receivable from stockholder	66,980	66,980
Other assets	28,087	14,171
Totals	$12,025,139	$11,070,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$334,749	$209,956
Accrued expenses	377,986	353,100
Total current liabilities	712,735	563,056

Deferred tax liabilities	106,000	53,000
Total liabilities	818,735	616,056

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 10,000,000 shares at $.01 par value; 3,082,521 and 2,996,937 shares issued and outstanding	30,825	29,970
Additional paid-in capital	3,872,983	3,566,760
Retained earnings	7,302,596	6,857,936
Total stockholders' equity	11,206,404	10,454,666
Totals	$12,025,139	$11,070,722

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004

Net sales	$13,151,576	$11,227,242
Cost of sales	6,966,101	5,539,945
Gross profit	6,185,475	5,687,297

Operating expenses:
Engineering	553,542	486,202
Selling and general	4,890,002	3,154,074
Totals	5,443,544	3,640,276

Operating income	741,931	2,047,021

Other income - interest	96,729	17,110

Income before income taxes	838,660	2,064,131

Provision for income taxes	394,000	840,000
Net income	$444,660	$1,224,131

Earnings per share:
Basic	$.15	$.42
Diluted	$.12	$.33

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2005 AND 2004

			Additional			Total
	Common Stock		Paid-In	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, November 1, 2003	2,692,683	$26,927	$2,418,033	$5,633,805	$(20,667)	$8,058,098

Net income				1,224,131		1,224,131

Tax benefit on non-qualified stock options			173,000			173,000

Exercise of stock options	311,554	3,116	996,321			999,437

Retirement of common stock	(7,300)	(73)	(20,594)		20,667
Balance, October 31, 2004	2,996,937	29,970	3,566,760	6,857,936	—	10,454,666

Net income				444,660		444,660

Tax benefit on non-qualified stock options			122,000			122,000

Exercise of stock options	83,372	833	171,745			172,578

Stock issued for acquisition	2,212	22	12,478			12,500
Balance, October 31, 2005	3,082,521	$30,825	$3,872,983	$7,302,596	$—	$11,206,404

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004

Operating activities:
Net income	$444,660	$1,224,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,435	168,136
Deferred income taxes	58,000	7,600
Income tax benefit on non-qualified stock options	122,000	173,000
Changes in operating assets and liabilities:
Trade accounts receivable	(374,665)	185,583
Inventories	(336,562)	(202,928)
Income tax refund receivable	(106,000)	(240,600)
Other current assets	5,651	55,072
Other assets	(13,916)
Accounts payable	124,793	28,319
Accrued expenses	24,886	65,214
Net cash provided by operating activities	171,282	1,463,527

Investing activities:
Payment for acquisition	(225,000)	(510,000)
Capital expenditures	(118,463)	(162,392)
Payment of note receivable	9,500
Payments of note receivable from related party		22,854
Net cash used in investing activities	(333,963)	(649,538)

Financing activities - exercise of stock options	172,578	999,437

Net increase in cash and cash equivalents	9,897	1,813,426

Cash and cash equivalents at beginning of year	4,497,322	2,683,896
Cash and cash equivalents at end of year	$4,507,219	$4,497,322

Supplemental cash flow information - income taxes paid	$320,000	$900,000

Noncash investing and financing activities:
Stock issued for acquisition	$12,500

Retirement of common stock		$20,667

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies:
Business activities:
The Company’s business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company currently conducts its operations through five related divisions (i) RF Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connectors and cable assemblies used primarily in radio and other professional communications applications; (ii) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors and connector assemblies for aerospace, original electronics manufacturers and military electronics applications; (iii) Worswick Division is engaged in sales of microwave and radio frequency connectors and cable assemblies to end users in multi-media, radio and other communications applications (see Note 10); (iv) BioConnect Division is engaged in the design, manufacture and sales of medical cable interconnects for medical monitoring applications; and (v) Neulink Division is engaged in the design, manufacture and sales of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Cash equivalents:
The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue recognition:
Revenue from product sales is usually recognized when the product is shipped and collectability is reasonably assured. At times, when the Company manufactures custom connectors and cable assemblies for aerospace or military customers, product acceptance is also a criteria for revenue recognition.

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

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):
Goodwill:
The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. There was no impairment of goodwill as a result of impairment tests performed according to SFAS 142 in 2005 and 2004.

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

Amortizable intangible assets:
As of October 31, 2005, other intangible assets consist of a covenant not to compete agreement in the amount of $120,000 which is amortized over a three year life with accumulated amortization of $6,667. Amortization expense will be $40,000, $40,000 and $33,333 in the years ending October 31, 2006, 2007 and 2008, respectively.

Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $135,000 and $115,000 in 2005 and 2004, respectively.

Research and development:
The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $45,000 and $40,000 in 2005 and 2004, respectively.

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

Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans and amortized the cost over the vesting period, net income would have been decreased to the pro forma amounts listed in the table below. The Company’s pro forma information is as follows:

	2005	2004
Net income:
As reported	$444,660	$1,224,131
Deduct total stock-based employee compensation expense determined under the fair value based method for all awards - net of income tax effects	(208,000)	(209,000)
Pro forma	$236,660	$1,015,131

Basic earnings per share:
As reported	$.15	$.42
Pro forma	$.08	$.35

Diluted earnings per share:
As reported	$.12	$.33
Pro forma	$.06	$.27

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):
Stock options (concluded):
The fair value of each option granted in 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	56%	58%
Risk-free interest rate	4.34%	4.03%
Expected lives	4 years	4 years

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

The following table summarizes the calculation of basic and diluted earnings per share:

	2005	2004
Numerators:
Net income (A)	$444,660	$1,224,131

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	3,049,215	2,906,806
Add effects of potentially dilutive securities - assumed exercise of stock options	744,273	844,475
Weighted average shares for diluted earnings per share (C)	3,793,488	3,751,281

Basic net earnings per share (A)÷(B)	$.15	$.42
Diluted net earnings per share (A)÷(C)	$.12	$.33

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):
New accounting pronouncements:
In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.”  SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for all of the Company’s interim and annual reporting periods commencing on November 1, 2006 and is expected to have a material impact on the financial statements of the Company during the fiscal year 2007 and thereafter.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):
New accounting pronouncements (continued):
In November 2004, the FASB issued SFAS No. 151, "Inventory Pricing." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) that previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Accounting for Nonmonentary Transactions.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Reporting Accounting Changes in Interim Financial Statements” for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under the provisions of APB Opinion 20, most accounting changes were recognized by including in net income of the period of the change the cumulative effect of changing to the newly adopted accounting principle. SFAS No. 154 improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impractical, enhances the consistency of financial information between periods. That improved consistency enhances the usefulness of the financial information, especially by facilitating analysis and understanding of comparative accounting data.

Also, in instances in which full retrospective application is impracticable, SFAS No. 154 improves consistency of financial information between periods by requiring that a new accounting principle be applied as of the earliest date practicable.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (concluded):
New accounting pronouncements (concluded):

SFAS No. 154 also requires that a change in depreciation, amortization or depletion methods for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.

The provisions of SFAS No. 154 better reflect the fact that an entity should change its depreciation, amortization or depletion methods only in recognition of changes in estimated future benefits of an asset, in the pattern of consumption of those benefits, or in the information available to the entity about those benefits. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

Reclassifications:
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Note 2 - Concentration of credit risk and sales to major customers:
The Company maintains its cash balances primarily in one financial institution. As of October 31, 2005, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $385,566. As of October 31, 2005, the Company had a money market account and several investment accounts totaling $4,212,386. These accounts exceeded the $500,000 per account insurance coverage by $2,712,386. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Sales to one customer represented 15% and 14% of total sales in 2005 and 2004, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Inventories and major vendors:
Inventories consist of the following as of October 31, 2005 and 2004:

	2005	2004

Raw materials and supplies	$845,313	$777,765
Work in process	63,242
Finished goods	3,318,293	3,120,909
Less inventory reserve	(46,348)	(108,716)
Totals	$4,180,500	$3,789,958

Purchases of connector products from two major vendors represented 35% and 24% of the total inventory purchases in 2005 and 37% and 27% in 2004, respectively. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Commitments:
The Company leases its facilities in San Diego, California and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in June 2005, adding additional square feet. The amended lease expires in May 2010 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rentals were not material at October 31, 2005. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Las Vegas lease is currently operating on a month-to-month basis while terms for a long-term lease are being renegotiated. The Company also leases certain automobiles under operating leases which expire at various dates through December 2008.

Rent expense under all operating leases totaled approximately $276,000 and $238,000 in 2005 and 2004, respectively.

Minimum lease payments under these operating leases in each of the five years subsequent to October 31, 2005 are as follows:

Year Ending
October 31,	Amount

2006	$248,000
2007	249,000
2008	239,000
2009	226,000
2010	139,000
Total	$1,101,000

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Commitments (concluded):
The Company has an employment agreement with its President and Chief Executive Officer for a term of up to three consecutive one year periods commencing on June 20, 2005 (the “Commencement Date”), and ending on June 20, 2008, which expires at the end of each Employment Year of June 19 and may be extended for an additional Employment Year on the anniversary dates thereafter. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to $462,292 at October 31, 2005.

Note 5 - Geographical information:
The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2005 and 2004:

	2005	2004

United States	$11,818,019	$10,226,766
Foreign countries	1,333,557	1,000,476
Totals	$13,151,576	$11,227,242

Note 6 - Income taxes:
The provision for income taxes consists of the following:

	2005	2004
Current:
Federal	$256,000	$651,400
State	80,000	181,000
	336,000	832,400
Deferred:
Federal	56,000	2,600
State	2,000	5,000
	58,000	7,600
Totals	$394,000	$840,000

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):
Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2005		2004
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Income tax at Federal statutory rate	$285,000	34.0%	$702,000	34.0%
State tax provision, net of Federal tax benefit	52,000	6.2	123,000	6.0
Nondeductible differences	8,000	0.9	7,000	0.3
Change in valuation allowance	3,000	0.4	—	0.0
Other	46,000	5.5	8,000	0.4
Provision for income taxes	$394,000	47.0%	$840,000	40.7%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2005 and 2004 are as follows:

	2005	2004
Assets:
Allowance for doubtful accounts	$6,000	$16,000
Inventory obsolescence	18,000	47,000
Accrued vacation	59,000	48,000
State income taxes	30,000	62,000
Capital loss carryforwards	37,000	34,000
Other	23,000	5,000
Totals	173,000	212,000

Liabilities:
Depreciation	(106,000)	(90,000)

Less valuation allowance	(37,000)	(34,000)
Net deferred tax assets	$30,000	$88,000

A valuation allowance has been established for the capital loss carry-forward, due to the Company no longer investing in assets to offset these losses in the foreseeable future.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stock options:
Incentive and Non-Qualified Stock Option Plans:
The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire or are forfeited or are exercised. As of October 31, 2005, a total of 4,313 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2005, a total of 4,000 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. In May 2003, the Board of Directors and Shareholders approved an increase to the 2000 Option Plan of 100,000 options. Accordingly, as of October 31, 2005, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 450,000, of which 204,821 are still outstanding and 3,867 shares were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options with a one year vesting provision. Incentive stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant, while non-qualified options are granted at no less than 85% of the fair value of the common stock on the date of grant.

Other grants:
The Company also granted 1,000,000 options in prior years outside the 1990 and 2000 Option Plans to attract and retain key executives of which 692,963 remain outstanding as of October 31, 2005.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Incentive and Non-Qualified Stock Option Plans (concluded):
Additional required disclosures related to stock option plans:
Additional information regarding all of the Company's outstanding stock options at October 31, 2005 and 2004 and changes in outstanding stock options in 2005 and 2004 follows:

	2005		2004

	Weighted	Weighted
	Shares	Average	Shares	Average
	or Price	Exercise	or Price	Exercise
	Per Share	Price	Per Share	Price

Options outstanding at beginning of year	1,035,714	$1.63	1,287,867	$1.67
Options granted	60,705	5.34	67,651	5.75
Options exercised	(83,372)	2.07	(311,554)	3.21
*Options purchased for cash	(100,000)	.10	—
Options forfeited	(6,950)	4.65	(8,250)	2.30
Options outstanding at end of year	906,097	1.99	1,035,714	1.63

Option price range at end of year	$.10 -$ 6.38		$.10-$6.38
Weighted average fair value of options granted during the year	$2.34		$3.19

*	This transaction consisted of the Company repurchase of 100,000 options from the Company’s Chief Executive Officer for $551,000.

The following table summarizes information about stock options outstanding at October 31, 2005, all of which are at fixed-prices:

			Weighted Average		Weighted
		Weighted	Remaining		Average
Range of		Average	Contractual Life	Number	Exercise Price
Exercise	Number	Exercise	of Options	of Options	of Options
Price	Outstanding	Price	Outstanding *	Exercisable	Exercisable

$.10	344,950	$.10	1yr. after termination	344,950	$.10
$1.33 - $ 2.50	234,206	1.90	6yrs.	154,206	1.79
$2.66 - $3.95	205,535	3.05	8yrs.	105,535	3.19
$4.94 - $6.38	121,406	5.72	9yrs.	77,366	6.16
	906,097	1.99	8yrs.	682,057	1.65

Note 8 - Retirement plan:
The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2005 or 2004.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Related party transactions:
The note receivable from stockholder of $66,980 at October 31, 2005 and 2004 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by the properties owned by the President.

The notes receivable from related parties of $29,750 at October 31, 2005 and 2004, are due from an employee of the Company, bear interest at 6% and are due when shares of the Company’s common stock are sold by the employee. The notes are collateralized by properties owned by the employee. The related party notes were subsequently repaid with accrued interest on December 23, 2005.

A director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2005 and 2004, the Company paid the firm $39,645 and $43,050, respectively, for services rendered.

Note 10- Business acquisition:
On September 1, 2005, the Company purchased the business and substantially all of the assets of Worswick Industries, Inc., a California based manufacturer and seller of microwave and radio frequency connectors. Worswick Industries Inc. has been conducting business under the name “Worswick Industries”. The purchase price of the assets was $237,500, of which $200,000 was paid in cash at the closing and $12,500 in 2,212 shares of the Company's common stock, and $25,000 was deposited into an escrow account for one year as security for the seller’s representations, warranties and covenants. The purpose of the acquisition was to increase the Company’s production capacity. In addition it will complement the Company’s coaxial connector business with local governmental, communications and aerospace customers. Goodwill recorded upon the purchase acquisition is fully deductible for tax purposes.

The acquisition has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of September 1, 2005 follows:

Inventory	$55,000
Non-compete agreement	120,000
Goodwill	62,500
Total assets acquired	$237,500
Purchase price	$237,500

Assuming the acquisition had taken place on the first day of the years ended October 31, 2005 and 2004, unaudited net sales would have been approximately $13,401,000 and $11,477,000 while unaudited net income and earnings per share information would not have been materially different than the amounts shown on the accompanying statements of income for the years ended October 31, 2005 and 2004.