Form 10QSB
period 2006-01-31
R F INDUSTRIES LTD
filed 2006-03-17
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2006

                         Commission file number: 0-13301

                               RF INDUSTRIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                               88-0168936
--------------------------------------------------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

         7610 Miramar Road, Bldg. 6000, San Diego, California 92126-4202
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 12, 2006, the registrant had 3,209,484 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               RF INDUSTRIES, LTD.
                            CONDENSED BALANCE SHEETS
                                  (UNDAUDITED)


ASSETS                                                                 JANUARY 31, 2006           OCTOBER 31, 2005
                                                                     ----------------------      --------------------
CURRENT ASSETS
Cash and cash equivalents                                                   $4,664,153                  $4,507,219
Investments in available-for-sale securities                                 1,021,824
Trade accounts receivable, net of allowance for doubtful
     accounts of $30,723 and $14,898                                         1,389,147                   1,890,700
Notes receivable                                                                                             2,500
Inventories                                                                  4,012,695                   4,180,500
Income tax refund receivable                                                   218,731                     306,131
Other current assets                                                           230,221                      97,356
Deferred tax assets                                                            136,000                     136,000
                                                                     ----------------------      --------------------
     TOTAL CURRENT ASSETS                                                   11,672,771                  11,120,406
                                                                     ----------------------      --------------------

EQUIPMENT AND FURNISHINGS:
Equipment and tooling                                                        1,568,412                   1,543,120
Furniture and office equipment                                                 366,177                     364,063
                                                                     ----------------------      --------------------
                                                                             1,934,589                   1,907,183
     Less accumulated depreciation                                           1,499,387                   1,441,448
                                                                     ----------------------      --------------------
     TOTAL                                                                     435,202                     465,735
                                                                     ----------------------      --------------------

Goodwill                                                                       200,848                     200,848
Amortizable intangible asset                                                   103,333                     113,333
Notes receivable from related parties                                                                       29,750
Note receivable from stockholder                                                66,980                      66,980
Other assets                                                                    28,087                      28,087
                                                                     ----------------------      --------------------
     TOTAL ASSETS                                                          $12,507,221                 $12,025,139
                                                                     ======================      ====================

                               RF INDUSTRIES, LTD.
                            CONDENSED BALANCE SHEETS
                                  (UNDAUDITED)


                                                                        JANUARY 31, 2006            OCTOBER 31, 2005
                                                                      ----------------------      ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                               $229,857                    $334,749
Accrued expenses                                                                454,030                     377,986
                                                                      ----------------------      ---------------------
   TOTAL CURRENT LIABILITIES                                                    683,887                     712,735
Deferred tax liabilities                                                        106,000                     106,000
                                                                      ----------------------      ---------------------
   TOTAL LIABILITIES                                                            789,887                     818,735
                                                                      ----------------------      ---------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares of $0.01
   par value; 3,166,534 and
   3,082,521 shares issued and outstanding                                       31,665                      30,825
Additional paid-in capital                                                    4,117,740                   3,872,983
Retained earnings                                                             7,567,929                   7,302,596
                                                                      ----------------------      ---------------------
     TOTAL STOCKHOLDERS' EQUITY
                                                                             11,717,334                  11,206,404
                                                                      ----------------------      ---------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            $12,507,221                 $12,025,139
                                                                      ======================      =====================



See Notes to Condensed Unaudited Financial Statements

                               RF INDUSTRIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                          THREE MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                              2006                   2005
                                                        -----------------      -----------------
Net sales                                                  $3,374,912             $2,868,102

Cost of sales                                               1,814,343              1,450,445
                                                        -----------------      -----------------

     Gross profit                                           1,560,569              1,417,657
                                                        -----------------      -----------------

Operating expenses:

     Engineering                                              149,346                137,240

     Selling and general                                    1,020,402                958,800
                                                        -----------------      -----------------

          Totals                                            1,169,748              1,096,040
                                                        -----------------      -----------------

Operating income                                              390,821                321,617

Other income                                                   73,012                 16,468
                                                        -----------------      -----------------

Income before provision for income taxes                      463,833                338,085

Provision for income taxes                                    198,500                131,600
                                                        -----------------      -----------------

NET INCOME                                                   $265,333               $206,485
                                                        =================      =================

Basic earnings per share                                       $0.09                  $0.07
                                                        =================      =================

Diluted earnings per share                                     $0.07                  $0.05
                                                        =================      =================

Basic weighted average shares outstanding                   3,107,732              3,008,765
                                                        =================      =================

Diluted weighted average shares outstanding                 3,656,857              3,837,828
                                                        =================      =================


See Notes to Condensed Unaudited Financial Statements

                               RF INDUSTRIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                                           2006                   2005
                                                                  ----------------------   ------------------
     OPERATING ACTIVITIES:
     Net income                                                          $265,333               $206,485
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Provision for bad debts                                           13,344                    732
         Depreciation and amortization                                     67,784                 52,439
         Income tax benefit on non-qualified stock options                111,100                 42,200
         Changes in operating assets and liabilities:
             Trade accounts receivable                                    488,209                (13,833)
             Inventories                                                  167,805               (488,994)
             Income tax refund receivable                                  87,400               (131,502)
             Other current assets                                        (132,865)               (69,240)
             Other assets                                                                         (7,920)
             Accounts payable                                            (104,892)               233,621
             Accrued expenses                                              76,044                (65,333)
                                                                  ----------------------   ------------------
                Net cash provided by (used in) operating
                  activities                                            1,039,262               (241,345)
                                                                  ----------------------   ------------------

     INVESTING ACTIVITIES:
         Purchase of available-for-sale securities                     (1,021,824)
         Capital expenditures                                             (27,251)               (14,999)
         Payment of notes receivable                                        2,500                  6,100
         Payments of notes receivable from related parties                 29,750
                                                                  ----------------------   ------------------
                Net cash used in investing activities
                                                                       (1,016,825)                (8,899)
                                                                  ----------------------   ------------------


     FINANCING ACTIVITIES - exercise of stock options                     134,497                123,433
                                                                  ----------------------   ------------------

     Net increase (decrease) in cash and cash equivalents                 156,934               (126,811)
     Cash and cash equivalents at the beginning of the period
                                                                        4,507,219              4,497,322
                                                                  ----------------------   ------------------

     Cash and cash equivalents at the end of the period                $4,664,153             $4,370,511
                                                                  ======================   ==================


See Notes to Condensed Unaudited Financial Statements

                               RF INDUSTRIES, LTD.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet, as of October 31, 2005 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2005 included in the Company's Annual Report on Form 10-KSB ("10-KSB") for the year ended October 31, 2005 that was previously filed with the Securities and Exchange Commission. Operating results for the three month period ended Janaury 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005.

      Certain amounts in the 2005 unaudited condensed financial statements have been reclassified to conform to the 2006 presentation.

NOTE 2 - INVESTMENTS

      Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities, " the Company's investments in U.S. Treasury Bills were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains and losses as of January 31, 2006 were not material.

NOTE 3 - COMPONENTS OF INVENTORY

      Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

                                                          January 31, 2006           October 31, 2005
                                                        ----------------------      ---------------------
                                                             (Unaudited)
          Raw materials and supplies                           $971,964                    $845,313
          Work in process                                        60,230                      63,242
          Finished goods                                      3,026,849                   3,318,293
          Inventory reserve                                     (46,348)                    (46,348)
                                                        ----------------------      --------------------

                 Total                                       $4,012,695                  $4,180,500
                                                        ======================      ====================

      Purchases of connector products from two major vendors in the three month period ended January 31, 2006, represented 43% and 16% compared to 34% and 28% of the total inventory purchases for the same period in fiscal year 2005. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

NOTE 4 - EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2006, the effects of the assumed exercise of options to purchase 77,366 shares of the Company's common stock, at prices ranging from $5.12 to $6.38 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. During the period ended January 31, 2005, all options were considered dilutive and included in the calculation of diluted earnings per share.

      The following table summarizes the computation of basic and diluted weighted average shares outstanding:

                                                     ----------------------------------------
                                                          Three Months Ended January 31
                                                     ----------------------------------------
                                                             2006                  2005
                                                     -------------------    -----------------
Weighted average shares outstanding for basic
     earnings per share                                  3,107,732              3,008,765

Add effects of potentially dilutive
     securities-assumed exercised of stock
     options                                               549,125                829,063
                                                     -------------------    -----------------

Weighted average shares for diluted net
     earnings per share                                  3,656,857              3,837,828
                                                     ===================    =================

NOTE 5 - STOCK OPTION PLAN

      During the three month period ended January 31, 2006, no stock options were granted and 84,013 with a weighted average share price of $1.60 were exercised.

      The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transaction Disclosure." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                                                   ------------------------------------------
                                                         Three Months Ended Janaury 31
                                                   ------------------------------------------
                                                           2006                  2005
                                                   -----------------     --------------------
Net income - as reported                                $265,333              $206,485

Deduct total stock-based employee compensation
     expense determined under fair
     value-based method for all awards
     - net of income tax effects                         (35,244)              (52,201)
                                                   -----------------     --------------------

Net income - pro forma                                  $230,089              $154,284
                                                   =================     ====================

Basic earnings per share -
     as reported                                              $0.09                    $0.07

Basic earnings per share -
     pro forma                                                $0.07                    $0.05

Diluted earnings per share - as reported                      $0.07                    $0.05

Diluted earnings per share - pro forma                        $0.06                    $0.04

NOTE 6 - CONCENTRATION OF CREDIT RISK

      One customer accounted for approximately 16% and 14% of the Company's net sales for the three month periods ended January 31, 2006 and 2005, respectively. Although this customer has been an on-going major customer of the Company during the past five years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company's products at any time for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

NOTE 7 - GEOGRAPHICAL INFORMATION

      The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month period ended January 31, 2006 and 2005:

                                        -------------------------------------
                                            Three Months Ended January 31
                                        ----------------- -- ----------------
                                              2006                 2005
                                        -----------------    ----------------

United States                              $3,013,718           $2,532,925

Foreign countries                             361,194              335,177
                                        -----------------    ----------------

                                           $3,374,912           $2,868,102
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

      The following discussion should be read in conjunction with the Company's financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited financial statements and related notes included in the Company's Annual Report filed on Form 10-KSB for the year ended October 31, 2005 and other reports and filings made with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

      The financial statements of RF Industries are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. The Company's significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2005.

Investments:

      Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities, " the Company's investments in U.S. Treasury Bills were classified as available-for-sale securities, and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains and losses as of January 31, 2006 were not material.

EXECUTIVE OVERVIEW

      RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 89% of the Company's net sales during the three month period ended January 31, 2006, and since the operations to all of the Company's smaller business units effectively operate as subunits of the Company's principal business unit, the Company no longer reports the results of these other, smaller business units as separate business segments.

LIQUIDITY AND CAPITAL RESOURCES

      Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management's beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

      o As of January 31, 2006, the amount of cash and cash equivalents was equal to $4,664,153 in the aggregate.

      o As of January 31, 2006, the Company had $11,672,771 in current assets, and $683,887 in current liabilities.

      o As of January 31, 2006, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

      The Company recognized net income of $265,333 for the three months ended January 31, 2006 and realized cash flow of $1,039,262 from its operating activities. The Company's overall cash position increased by $156,934 during the three month period ended January 31, 2006. Contributing to the amount of net cash provided by operations were depreciation and decreases in accounts receivable, inventories, and income tax refund receivable.

      Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2006 decreased approximately 27%, or by $501,553, to $1,389,147 compared to the October 31, 2005 balance of $1,890,700. The decrease in accounts receivable in relation to the 18% increase in net sales for the first fiscal quarter of 2006 compared with the same period in the prior year is due to improved receivables management and collection efforts by the Company.

      Inventories at January 31, 2006 decreased 4%, or $167,805 to $4,012,695 compared to $4,180,500 on October 31, 2005 due to increased sales of 18% for the quarter compared to the same period last year. The Company maintains its inventory levels based on anticipated customer demand for certain of its products. Since the Company considers its ability to fill customer orders on short notice to be an important aspect of its marketing strategy, the Company normally increases inventory need. Accordingly, the Company may increase its inventory levels in future periods if sales continue to rise.

      The Company's cash increase of $156,934 was affected by an increase in other current assets, including prepaid expenses and deposits, of $132,865 to $230,221 as of January 31, 2006, from $97,356 on October 31, 2005. This increase is in prepaid expenses and deposits was primarily due to annual payments made in the quarter for all the Company's business insurances and worker's compensation premiums.

      Accounts payable at January 31, 2006 decreased $104,892 to $229,857 from $334,749 on October 31, 2005 primarily due to lower inventory receipts during the quarter from its overseas suppliers.

      Net cash used in investing activities was $1,016,825 for the three months ended January 31, 2006 as a result of payments of $2,500 of notes receivable, $29,750 payments on notes receivable from related parties less $27,251 of capital expenditures and purchases of $1,021,824 of available-for-sale securities made by the Company.

      Net cash provided by financing activities was $134,497 for the three months ended January 31, 2006, and was attributable to proceeds received from the exercise of stock options.

      As of January 31, 2006, the Company had a total of $4,664,153 of cash and cash equivalents compared to a total of $4,507,219 of cash and cash equivalents on October 31, 2005. The $1,039,262 in cash provided by operating activities, together with the use of cash of $1,016,825 for investing activities and an increase in cash of $134,497 from financing activities resulted in the Company's overall cash and cash equivalent position increasing by $156,934 during the past three months.

RESULTS OF OPERATIONS

THREE MONTHS 2006 VS. THREE MONTHS 2005

      Net sales in the current fiscal quarter ended January 31, 2006, increased 18%, or $506,810 to $3,374,912 from $2,868,102 in the comparable fiscal quarter in the prior year, due to increased demand for the Company's connector, cable assembly and Bioconnect products plus additional revenues of $132,000 generated from the Worswick division acquired by the Company in September 2005. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to a revival in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products plus additional order demand for its Bioconnect products.

      The Company's gross profit as a percentage of sales declined from 49% to 46% during the current fiscal quarter compared to the same fiscal quarter last year. The decline in gross margins during the current quarter resulted from higher labor costs in its Bioconnect division and also increased costs in benefits for all divisions from the comparable period in 2005. Overall, the Company's four smaller divisions have significantly lower gross margins than the RF Connector and Cable Assembly division. Since the connector and cable assembly products net sales decreased as a percentage of the Company's net sales (overall connector and cable sales represented 89% of net sales in the current three month period, compared with 90% in the comparable period of the prior year), the increase in sales of lower margin divisions reduced the combined gross margins in the current period.

      Engineering expenses increased 9%, or $12,106, to $149,346 from $137,240 in the comparable quarter of the prior year due to development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

      Selling and general expenses increased 6% or $61,602 to $1,020,402 from $958,800 in the comparable quarter of the prior fiscal year. Selling and general expenses were higher in the first quarter of the current fiscal year due primarily to a one time increase in administrative expense for year end audit costs, plus amortization of intangible assets, additional bad debt reserve and the increase in compensation expenses (including the salaries of the additional personnel retained to improve the Company's reporting systems). Due to the increase in net sales, the selling and general expenses for the current period as a percentage of sales, were 30% compared with 33% in the prior year.

      Other income for the first quarter of 2006 increased $56,544 over the same period in the prior year due to higher investment interest income.

RISK FACTORS

      Investors should carefully consider the risks described below and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005. The risks and uncertainties described below and in the Annual Report are not the only ones facing the Company. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Dependence On RF Connector and Cable Assembly Products

      Of the Company's five operating divisions, the three RF Connector and Cable Assembly product divisions account for approximately 83% of the Company's net sales for the fiscal year ended October 31, 2005, and approximately 89% of net sales during the three month period ended January 31, 2006, respectively. The Company expects the RF Connector and Cable Assembly products will continue to account for the majority of the Company's revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector and Cable Assembly divisions could materially adversely affect the Company's business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly divisions are described below.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs.

      Substantially all of the Company's RF Connector and Cable Assembly products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connector and Cable Assembly and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company's contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company's manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company's manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company's operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company's third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company's reputation and brand.

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

Dependence Upon Independent Distributors To Sell And Market The Company's
Products

      The Company's sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 62% of the net sales of the Company for the fiscal year ended October 31, 2005, and approximately 65% for the three month period ended January 31, 2006. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company's distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors would lead to reduced sales and could materially adversely affect the Company's financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company's contact with its ultimate customers and the Company's ability to assure customer satisfaction.

Dependence On Principal Customer

      One customer accounted for approximately 15% of the net sales of the Company's RF Connector and Cable Assembly division for the fiscal year ended October 31, 2005 and 16% of net sales for the three month period ended January 31, 2006. Although this customer has been an on-going major customer of the Company during the past five years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company's products at any time. Accordingly, the Company's largest customer could stop buying the Company's products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

The Company May Make Future Acquisitions That Will Involve Numerous Risks.

      Since August 2004, the Company has purchased the operations of two smaller businesses (Aviel Electronics in Las Vegas, Nevada, August 2004, and Worswick Industries, Inc. in San Diego, California, September 2005). The Company periodically may make acquisitions of other companies that could expand the Company's product line or customer base. The risks involved with both the recent acquisitions and with any possible future acquisitions include:

      o     diversion of management's attention;

      o the affect on the Company's financial statements of the amortization of acquired intangible assets;

      o the cost associated with acquisitions and the integration of acquired operations; and

      o the assumption of unknown liabilities, or other unanticipated events or circumstances.

      Any of these risks could materially harm the Company's business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

International Sales And Operations

      Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 11% of net sales during the three month period ended January 31, 2006, and approximately 12% for the comparable periods in 2005. However, the $26,017 increase in foreign sales in the 2006 period was due to increased cooperative advertising, primarily in Mexico. International revenues are subject to a number of risks, including:

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

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees

      In the first quarter of the fiscal year ending October 31, 2007 the Company will be required, under the new rules of the Financial Accounting Standards Board, SFAS No. 123, "Accounting for Stock-Based Compensation," to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. As a small company with limited financial resources, the Company has depended upon compensating its officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit its cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if the Company continues to grant stock options or other stock based compensation awards to its officers, directors, employees, and consultants, its future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. The adverse effects that the new accounting rules may have on the Company's future financial statements, should it continue to rely heavily on stock-based compensation, may reduce the Company's stock price and make it more difficult for it to attract new investors.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to this company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      During the quarter ended January 31, 2006, the Company has undertaken additional actions to improve the Company's internal controls over financial reporting, including the following:

      o     Replaced certain of its accounting personnel.

      o Hired a degreed Director of Accounting with experience with accounting principles generally accepted in the United States and Sarbanes-Oxley 404 compliance.

      o Implemented additional internal control policies and procedures to bring the Company's controls and procedures into compliance with accounting principles generally accepted in the United States and
            Section 404 of the Sarbanes-Oxley Act of 2002 within the time frame required under the Act.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

Exhibit
Number


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

                                             RF INDUSTRIES, LTD.



Dated:   March 17, 2006                      By:/s/ Howard F. Hill
                                                --------------------------
                                                 Howard F. Hill, President
                                                 Chief Executive Officer


Dated:   March 17, 2006                      By:/s/Victor H. Powers
                                                --------------------------
                                                 Victor H. Powers
                                                 Chief Financial Officer