Form 10QSB
period 2006-04-30
R F INDUSTRIES LTD
filed 2006-06-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of June 9, 2006, the registrant had 3,209,484 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	April 30, 2006	October 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$3,580,114	$4,507,219
Investments in available-for-sale securities	2,644,300
Trade accounts receivable, net of allowance for doubtful accounts of $22,101 and $14,898	1,917,745	1,890,700
Notes receivable		2,500
Inventories	4,002,842	4,180,500
Income tax refund receivable	26,731	306,131
Other current assets	160,619	97,356
Deferred tax assets	123,000	136,000
TOTAL CURRENT ASSETS	12,455,351	11,120,406

EQUIPMENT AND FURNISHINGS
Equipment and tooling	1,604,667	1,543,120
Furniture and office equipment	370,420	364,063
	1,975,087	1,907,183
Less accumulated depreciation	1,558,937	1,441,448
TOTAL	416,150	465,735

Goodwill	200,848	200,848
Amortizable intangible asset	93,333	113,333
Notes receivable from related parties		29,750
Note receivable from stockholder	66,980	66,980
Other assets	28,087	28,087
TOTAL ASSETS	$13,260,749	$12,025,139

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	April 30, 2006	October 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$509,594	$334,749
Accrued expenses	415,621	377,986
TOTAL CURRENT LIABILITIES	925,215	712,735
Deferred tax liabilities	106,000	106,000
TOTAL LIABILITIES	1,031,215	818,735

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,209,484 and 3,082,521 shares issued and outstanding	32,095	30,825
Additional paid-in capital	4,217,648	3,872,983
Accumulated other comprehensive income - net unrealized gain on available-for-sale securities Retained earnings	17,310 7,962,481	7,302,596
TOTAL STOCKHOLDERS’ EQUITY	12,229,534	11,206,404
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,260,749	$12,025,139

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005

Net sales	$3,769,320	$3,577,922	$7,144,232	$6,446,024

Cost of sales	1,977,478	2,018,866	3,791,821	3,469,311

Gross profit	1,791,842	1,559,056	3,352,411	2,976,713

Operating expenses:

Engineering	130,817	123,403	280,163	260,643

Selling and general	1,029,744	1,169,255	2,050,146	2,128,055

Totals	1,160,561	1,292,658	2,330,309	2,388,698

Operating income	631,281	266,398	1,022,102	588,015

Other income - interest	33,071	21,868	106,083	38,336

Income before provision for income taxes	664,352	288,266	1,128,185	626,351

Provision for income taxes	269,800	125,150	468,300	256,750

Net income	$394,552	$163,116	$659,885	$369,601

Basic earnings per share	$0.12	$0.05	$0.21	$0.12

Diluted earnings per share	$0.11	$0.04	$0.18	$0.10

Basic weighted average shares outstanding	3,202,405	3,046,960	3,151,169	3,027,543

Diluted weighted average shares outstanding	3,708,624	3,807,808	3,678,841	3,822,499

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30
(Unaudited)

	2006		2005
OPERATING ACTIVITIES:
Net income	$659,885		$369,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	11,140		11,224
Depreciation and amortization	137,488		104,677
Income tax benefit on non-qualified stock options	188,900		75,200
Changes in operating assets and liabilities:
Trade accounts receivable	(38,185)		(539,216)
Inventories	177,658		(142,919)
Income tax refund receivable	279,400		(72,152)
Other current assets	(63,263)		(10,379)
Other assets			(7,920)
Accounts payable	174,845		301,362
Accrued expenses	37,635		(89,806)
Net cash provided by (used in) operating activities	1,565,503		(328)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities Capital expenditures	(2,613,990 (67,903	) )	(38,699)
Collection of notes receivable	2,500		9,500
Collection of notes receivable from related parties	29,750
Net cash used in investing activities	(2,649,643)		(29,199)

FINANCING ACTIVITIES - exercise of stock options	157,035		97,028

Net increase (decrease) in cash and cash equivalents	(927,105)		67,501
Cash and cash equivalents at the beginning of the period	4,507,219		4,497,322
Cash and cash equivalents at the end of the period	$3,580,114		$4,564,823

Supplemental disclosure of non-cash investing activities- Effect of net increase in fair value of available-for-sale securities, net of deferred income taxes of $13,000	$17,310

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet, as of October 31, 2005 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005 that was previously filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005.

Certain amounts in the 2005 unaudited condensed financial statements have been reclassified to conform to the 2006 presentation.

Note 2 - Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities, “ the Company’s investments in U.S. Treasury Bills were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is any other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Net unrealized holding gains on these investments as of April 30, 2006 were $17,310, net of deferred income taxes of $13,000.

Note 3 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	April 30, 2006	October 31, 2005

Raw materials and supplies	$1,159,007	$845,313
Work in process	19,124	63,242
Finished goods	2,900,322	3,318,293
Inventory reserve	(75,611)	(46,348)

Total	$4,002,842	$4,180,500

Purchases of connector products from two major vendors in the six month period ended April 30, 2006, represented 35% and 13% compared to 22% and 18% of the total inventory purchases for the same period in fiscal year 2005. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three and six months ended April 30, 2006, the effects of the assumed exercise of options to purchase 77,366 and 59,866 shares, respectively, of the Company’s common stock were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. During the three and six months ended April 30, 2005, all options were considered dilutive and included in the calculation of diluted earnings per share.

The following table summarizes the computation of basic and diluted weighted average shares:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005

Weighted average shares outstanding for basic net earnings per share	3,202,405	3,046,960	3,151,169	3,027,543

Add effects of potentially dilutive securities-assumed exercise of stock options	506,219	760,848	527,672	794,956

Weighted average shares for diluted net earnings per share	3,708,624	3,807,808	3,678,841	3,822,499

Note 5 - Stock Option Plan

During the three month period ended April 30, 2006, no stock options were granted and 42,950 stock options with a weighted average share price of $0.52 were exercised. For the six month period ended April 30, 2006, 17,500 options were granted and 126,963 stock options with a weighted average share price of $1.24 were exercised.

The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transaction Disclosure.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company’s historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005

Net income - as reported	$394,552	$163,116	$659,885	$369,601

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(41,321)	(52,201)	(76,565)	(104,402)

Net income - pro forma	$353,231	$110,915	$583,320	$265,199

Basic earnings per share - as reported	$0.12	$0.05	$0.21	$0.12

Basic earnings per share - pro forma	$0.11	$0.04	$0.19	$0.09

Diluted earnings per share - as reported	$0.11	$0.04	$0.18	$0.10

Diluted earnings per share - pro forma	$0.10	$0.03	$0.16	$0.07

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 20% and 16% of the Company’s net sales for the three and six month periods ended April 30, 2006, respectively, and 14% and 15% for the comparable periods in 2005. Although this customer has been an on-going major customer of the Company during the past five years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 7 - Geographical Information

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2006 and 2005:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005

United States	$3,402,094	3,301,299	6,415,812	5,835,138

Foreign countries	367,226	276,623	728,420	610,886

	$3,769,320	3,577,922	7,144,232	6,446,024

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

Critical Accounting Policies

The financial statements of RF Industries are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. . The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. The Company’s significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2005.

Investments:

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities, “ the Company’s investments in U.S. Treasury Bills and government bonds were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is any other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains and losses as of April 30, 2006 were $17,310, net of deferred income taxes of $13,000.

Executive Overview

RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 89% of the Company’s net sales during the three and six months ended April 30, 2006, and since the operations of all of the Company’s smaller business units effectively operate as subunits of the Company’s principal business unit, the Company does not report the results of these other, smaller business units as separate business segments.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

▪	As of April 30, 2006, the amount of cash and cash equivalents was equal to $3,580,114 in the aggregate as well as $2,644,300 in investments in available-for-sale securities.

▪	As of April 30, 2006, the Company had $12,455,351 in current assets, and $925,215 in current liabilities.

▪	As of April 30, 2006, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

The Company recognized net income of $659,885 for the six months ended April 30, 2006 and realized cash flow of $1,565,503 from its operating activities. Contributing to the amount of net cash provided by operations were depreciation and income tax benefit for non-qualifed stock options and decreases in inventories and income tax refund receivable, and an increase in accounts payable.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2006 increased by $27,045 to $1,917,745 compared to the October 31, 2005 balance of $1,890,700.

Inventories at April 30, 2006 decreased 4%, or $177,658 to $4,002,842 compared to $4,180,500 on October 31, 2005 due to increased sales of 5% for the quarter compared to the same period last year. The Company considers its ability to fill customer orders on a short notice to be an important aspect of its marketing strategy, accordingly the Company normally will increase its inventory levels in future periods as sales continue to rise.

The Company’s cash and cash equivalent position was reduced due to investments in available-for-sale securities in six month Treasury Bills and government bonds and an increase in other current assets, including prepaid expenses and deposits, of $63,263 to $160,619 as of April 30, 2006, from $97,356 on October 31, 2005. This increase is in prepaid expenses and deposits was primarily due to annual payments made in the quarter for all the Company’s business insurances and worker’s compensation premiums.

Accounts payable at April 30, 2006 increased $174,845 to $509,594 from $334,749 on October 31, 2005 primarily due to the late arrival of inventory receipts during the quarter from its overseas suppliers.

Net cash used in investing activities was $2,649,643 for the six months ended April 30, 2006 as a result of purchases in available-for-sale securities with a value of $2,613,990, and $67,903 of capital expenditures reduced by a $2,500 payment on notes receivable and a $29,750 payment on notes receivable from related parties.

Net cash provided by financing activities was $157,035 for the six months ended April 30, 2006, and was attributable to proceeds received from the exercise of stock options.

As of April 30, 2006, the Company had a total of $3,580,114 of cash and cash equivalents compared to $4,507,219 as of October 31, 2005. The Company realized $1,565,503 in cash provided by operating activities, together with the use of cash of $2,649,643 for investing activities in Treasury Bills and other government securities and an increase in cash of $157,035 from financing activities resulted in the Company’s overall cash and cash equivalent position decreasing by $927,105 during the six month period.

Results Of Operations

Three Months 2006 vs. Three Months 2005

Net sales in the current fiscal quarter ended April 30, 2006, increased 5%, or $191,398 to $3,769,320 from $3,577,922 in the comparable fiscal quarter in the prior year, due to increased demand for the Company’s connector, cable assembly and Bioconnect products plus additional revenues of $119,000 generated from the Worswick division acquired by the Company in September 2005. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to the continued growth in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products plus additional order demand for its Bioconnect products.

The Company’s gross profit as a percentage of sales increased 4% from 44% to 48% during the current fiscal quarter compared to the same fiscal quarter last year. The increase in gross margins during the current quarter resulted from improved labor and overhead costs efficiencies in its Bioconnect division and a decrease in its net costs in benefits for all divisions from the comparable period in 2005 due to employees assuming more of their dependent insurance coverage costs. The Company’s four smaller divisions usually have significantly lower gross margins than the RF Connector and Cable Assembly division. Although the connector and cable assembly products net sales increased by $127,000 they decreased as a percentage of the total Company’s net sales (81% compared to 84% in the same period for the prior year) due to increases in sales in other divisions. Gross margin increased by .5% for the connector and cable assembly products while both sales and gross margins also increased in the other divisions in the current period.

Engineering expenses increased 6%, or $7,414, to $130,817 from $123,403 in the comparable quarter of the prior year due to development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses decreased 12% or $139,511 to $1,029,744 from $1,169,255 in the comparable quarter of the prior fiscal year. Selling and general expenses decreased in the second quarter of the current fiscal year due primarily to the reduced expense for implementing and maintaining its Sarbanes Oxley Act of 2002 compliance program compared to last year in which the Company absorbed one-time costs of $185,000 for the same period in the prior year. The decrease in Sarbanes Oxley Act expenses was partially offset by increases in administrative expense for audit costs plus amortization of intangible assets and the salaries of the additional personnel retained to improve the Company’s reporting systems. As a result of increased sales and reduced selling and general administrative expenses, as a percentage of sales, the selling and general expenses for the current period decreased by 6% to 27% from 33% in the same period in the prior year.

Other income for the second quarter of 2006 increased $11,203 over the same period in the prior year due to higher investment interest income.

Six Months 2006 vs. Six Months 2005

Net sales in the six months ended April 30, 2006 increased 11% or $698,208 to $7,144,232 from $6,446,024 in the comparable period in the prior year due to increased demand for the Company’s connector, cable assembly, Bioconnect and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products as well as increased demand for Bioconnect products. In addition, Worswick Industries, which was owned and in operation during the entire six months ended April 30, 2006 but not owned in the comparable six month period of the prior year, contributed $252,808 to net sales during the current six month period.

The Company’s gross profits as a percentage of sales increased to 47% from 46% during the first six months of fiscal 2006 compared to the same period in fiscal 2005. The increase in gross margins during the period resulted from a combination of higher sales of $393,000 and a .5% increase in gross margin in its connector, cable assembly and wireless operations and from higher sales of $164,000 and a 4% increase in gross margins in its Bioconnect products.

Engineering expenses for the first six months of fiscal 2006 increased 7%, or $19,520, to $280,163 from $260,643 in the comparable period of the prior year due to development costs for new product enhancements.

Selling and general expenses decreased 4% or $77,909 to $2,050,146 from $2,128,055 in the comparable period of the prior fiscal year. The $77,909 decrease in selling and general expenses is attributed to no Sarbanes-Oxley Act compliance expenses being incurred during the period offset by additional expenses related to additional personnel, amortization, insurance and auditing costs plus general increases in other costs.

Other income for the first six months of fiscal 2006 increased $67,747 over the same period in the prior year due to more cash available for investments and a higher rate of return on those investments.

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

Dependence On RF Connector and Cable Assembly Products

Of the Company’s five operating divisions, the three RF Connector and Cable Assembly product divisions account for approximately 83% of the Company’s net sales for the fiscal year ended October 31, 2005, and approximately 89% of net sales during the three and six months ended April 30, 2006. The Company expects the RF Connector and Cable Assembly products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector and Cable Assembly divisions could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly divisions are described below.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs.

Substantially all of the Company’s RF Connector and Cable Assembly products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connector and Cable Assembly and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 62% of the net sales of the Company for the fiscal year ended October 31, 2005, and approximately 65% for the three and six months ended April 30, 2006. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 15% of the net sales of the Company’s RF Connector and Cable Assembly division for the fiscal year ended October 31, 2005 and 16% and 19% of net sales for the three and six months ended April 30, 2006, respectively. Although this customer has been an on-going major customer of the Company during the past five years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. Accordingly, the Company’s largest customer could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

▪  market acceptance of competitors’ products; and

▪  general economic conditions.

In addition, the Company’s competitors or customers may offer enhancements to their existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower-cost or higher performance alternatives to the Company’s products. The introduction of enhancements or new products by the Company’s competitors could render its existing and future products obsolete or unmarketable.

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

The Company May Make Future Acquisitions That Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of two smaller businesses (Aviel Electronics in Las Vegas, Nevada, August 2004, and Worswick Industries, Inc. in San Diego, California, September 2005). The Company periodically may make acquisitions of other companies that could expand the Company’s product line or customer base. The risks involved with both the recent acquisitions and with any possible future acquisitions include:

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 10% of net sales during the three and six months ended April 30, 2006, and approximately 8% and 9 % for the comparable periods in 2005. However, the $117,534 increase in foreign sales for the six months ended April 30, 2006 was due to increased cooperative advertising, primarily in Mexico. International revenues are subject to a number of risks, including:

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

In the first quarter of the fiscal year ending October 31, 2007 the Company will be required, under the new rules of the Financial Accounting Standards Board, to adopt SFAS No. 123(R), "Share-Based Payment" to record all stock-based employee compensation as an expense. The new rules apply to stock option grants, as well as a wide range of other share-based compensation arrangements. As a small company with limited financial resources, the Company has depended upon compensating its officers, directors, and employees with such stock based compensation awards in the past in order to limit its cash expenditures and to attract and retain officers, directors, and employees. Accordingly, if the Company continues to grant stock options or other stock-based compensation awards to its officers, directors, and employees, its future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. The adverse effects that the new accounting rules may have on the Company’s future financial statements, should it continue to rely heavily on stock-based compensation, may reduce the Company’s stock price and make it more difficult for it to attract new investors.

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

Volatility of Stock Trading Prices

In the past several years the market price of the Company’s common stock has varied greatly, and the volume of the Company’s common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company’s performance or any announcements by the Company. Factors that may result in such fluctuations include:

▪	any shortfall in revenues or net income from revenues or net income expected by securities analysts

▪	fluctuations in the Company’s financial results or the results of other connector and communications-related companies, including those of the Company’s direct competitors

▪
changes in analysts’ estimates of the Company’s financial performance, the financial performance of the Company’s competitors, or the financial performance of connector and communications-related public companies in general

▪	general conditions in the connector and communications industries

▪	changes in the Company’s revenue growth rates or the growth rates of the Company’s competitors

▪	sales of large blocks of the Company’s common stock

▪	conditions in the financial markets in general

In addition, the stock market may from time to time experience extreme price and volume fluctuations, which may be unrelated to the operating performance of any specific company. Accordingly, the market prices of the Company’s common stock may be expected to experience significant fluctuations in the future.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended April 30, 2006, the Company has continued actions to improve the Company’s internal controls over financial reporting, including the following:

•	Hired a degreed Director of Accounting with experience with accounting principles generally accepted in the United States and Section 404 of the Sarbanes-Oxley Act of 2002.

•
Implemented additional review and continued enhancement of internal control policies and procedures in bringing the Company’s controls and procedures into compliance with accounting principles generally accepted in the United States and Section 404 of the Sarbanes-Oxley Act of 2002 within the time frame required under the Act.

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

RF INDUSTRIES, LTD.
Dated: June 14, 2006	By: /s/ Howard F. Hill Howard F. Hill, President Chief Executive Officer

Dated: June 14, 2006	By: /s/Victor H. Powers Victor H. Powers Chief Financial Officer