Form 10QSB
period 2006-07-31
R F INDUSTRIES LTD
filed 2006-09-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of August 31, 2006, the registrant had 3,209,484 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	July 31, 2006	October 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$3,564,831	$4,507,219
Investments in available-for-sale securities Trade accounts receivable, net of allowance for doubtful accounts of $19,319 and $14,898	3,667,017 1,770,974	1,890,700
Notes receivable		2,500
Inventories	4,161,402	4,180,500
Income tax refund receivable	-	306,131
Other current assets	157,120	97,356
Deferred tax assets	206,534	136,000
TOTAL CURRENT ASSETS	13,527,878	11,120,406

EQUIPMENT AND FURNISHINGS
Equipment and tooling	1,648,424	1,543,120
Furniture and office equipment	376,143	364,063
	2,024,567	1,907,183
Less accumulated depreciation	1,611,776	1,441,448
TOTAL	412,791	465,735

Goodwill	200,848	200,848
Amortizable intangible asset	83,333	113,333
Notes receivable from related parties		29,750
Note receivable from stockholder	66,980	66,980
Other assets	28,087	28,087
TOTAL ASSETS	$14,319,917	$12,025,139

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 31, 2006	October 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$551,258	$334,749
Accrued expenses	509,972	377,986
Income tax payable	430,352	-
TOTAL CURRENT LIABILITIES	1,491,582	712,735
Deferred tax liabilities	84,438	106,000
TOTAL LIABILITIES	1,576,020	818,735

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,209,484 and 3,082,521 shares issued and outstanding	32,095	30,825
Additional paid-in capital	4,320,689	3,872,983
Accumulated other comprehensive income - net unrealized gain on available-for-sale securities Retained earnings	21,148 8,369,965	7,302,596
TOTAL STOCKHOLDERS’ EQUITY	12,743,897	11,206,404
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,319,917	$12,025,139

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Net sales	$3,920,233	$3,276,581	$11,064,465	$9,722,605

Cost of sales	1,989,226	1,792,903	5,781,047	5,262,214

Gross profit	1,931,007	1,483,678	5,283,418	4,460,391

Operating expenses:

Engineering	118,712	131,214	398,875	391,857

Selling and general	1,131,938	1,041,293	3,182,084	3,169,348

Totals	1,250,650	1,172,507	3,580,959	3,561,205

Operating income	680,357	311,171	1,702,459	899,186

Other income - interest	76,291	18,462	182,374	56,798

Income before provision for income taxes	756,648	329,633	1,884,833	955,984

Provision for income taxes	349,164	135,290	817,464	392,040

Net income	$407,484	$194,343	$1,067,369	$563,944

Basic earnings per share	$0.13	$0.06	$0.34	$0.19

Diluted earnings per share	$0.11	$0.05	$0.29	$0.15

Basic weighted average shares outstanding	3,209,484	3,062,396	3,171,260	3,039,243

Diluted weighted average shares outstanding	3,723,927	3,782,733	3,694,522	3,804,324

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31
(Unaudited)

	2006		2005
OPERATING ACTIVITIES:
Net income	$1,067,369		$563,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	11,140		11,956
Depreciation and amortization	200,173		156,963
Income tax benefit on non-qualified stock options Stock - based compensation expense	188,900 103,041		- -
Deferred Income Taxes Changes in operating assets and liabilities:	(92,096)		-
Trade accounts receivable	108,586		51,004
Inventories	19,098		(282,410)
Income tax refund receivable / payable	736,483		-
Other current assets	(59,764)		29,919
Other assets	-		(7,920)
Accounts payable	216,509		29,728
Accrued expenses	131,986		9,135
Net cash provided by operating activities	2,631,425		562,319

INVESTING ACTIVITIES:
Purchase of available-for-sale securities Sale of available-for-sale securities Capital expenditures	(4,680,869 1,035,000 (117,229	) )	- - (66,837)
Collection of notes receivable	2,500		9,500
Collection of notes receivable from related parties	29,750		-
Net cash used in investing activities	(3,730,848)		(57,337)

FINANCING ACTIVITIES Exercise of stock options	157,035		156,859

Net increase (decrease) in cash and cash equivalents	(942,388)		661,841
Cash and cash equivalents at the beginning of the period	4,507,219		4,497,322
Cash and cash equivalents at the end of the period	$3,564,831		$5,159,163

Supplemental disclosure of non-cash investing activities-
Effect of net increase in fair value of available-for-sale
securities, net of deferred income taxes of $16,000	$21,148

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet, as of October 31, 2005 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005 that was previously filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005.

Certain amounts in the 2005 unaudited condensed financial statements have been reclassified to conform to the 2006 presentation.

Note 2 - Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in U.S. Treasury Bills were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is any other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Net unrealized holding gains on these investments as of July 31, 2006 were $21,148, net of deferred income taxes of $16,000.

Note 3 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	July 31, 2006	October 31, 2005

Raw materials and supplies	$1,115,201	$845,313
Work in process	18,048	63,242
Finished goods	3,136,317	3,318,293
Inventory reserve	(108,164)	(46,348)

Total	$4,161,402	$4,180,500

Purchases of connector products from two major vendors in the nine month period ended July 31, 2006, represented 30% and 17% compared to 38% and 23% of the total inventory purchases for the same period in fiscal year 2005. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For the three and nine months ended July 31, 2006 and 2005, the computation of diluted earnings per common share took into account the effects on the weighted average number of common shares outstanding of the assumed exercise of the outstanding stock options, adjusted for the application of the treasury stock method. The greatest number of shares potentially issuable by us upon the exercise of stock options in any quarter of the nine months ended July 31, 2006 that were not included in the computation of net earnings per common share because they were anti-dilutive, totaled 77,929. During the three and nine months ended July 31, 2005, all options were considered dilutive and included in the calculation of diluted earnings per share.

The following table summarizes the computation of basic and diluted weighted average shares:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Weighted average shares outstanding for basic net earnings per share	3,209,484	3,062,396	3,171,260	3,039,243

Add effects of potentially dilutive securities-assumed exercise of stock options	514,443	720,337	523,262	765,081

Weighted average shares for diluted net earnings per share	3,723,927	3,782,733	3,694,522	3,804,324

Note 5 - Stock Option Plan

During the three month period ended July 31, 2006, 94,750 stock options that were granted as of October 31, 2005 with a weighted average share price of $4.94 were made effective with the stockholder’s approval in June 2006 to increase the number of shares authorized to grant under the 2000 Stock Option Plan. There were no stock options exercised for the three months ended July 31, 2006. For the nine month period ended July 31, 2006, 123,750 options were granted and 126,963 stock options with a weighted average share price of $1.24 were exercised resulting in proceeds of $157,035 to the Company.

The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transaction Disclosure.” During the third quarter of fiscal year-end 2006, the options previously granted prior to stockholder approval were approved by the stockholders causing the measurement date for these options to occur under APB 25. These options were granted at an exercise price, which was less than the fair value of the common stock on the measurement date. The intrinsic value of these options is being amortized over the vesting period of the options which approximates one year. The charge incurred during the third quarter for the approval of these options approximates $103,000. The Company estimates that the charge to future operations over the remaining vesting period will approximate $34,000. The fair value of these options using the Black-Scholes option-pricing model was determined to be $3.03 utilizing a risk free interest rate of 4.95% over the four years with a 40% volatility rate. The Company’s historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Net income - as reported	$407,484	$194,343	$1,067,369	$563,944
Add Stock - based compensation recognized under APB 25	103,041		103,041

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(176,480)	(52,201)	(253,045)	(104,402)

Net income - pro forma	$334,045	$142,142	$917,365	$459,542

Basic earnings per share - as reported	$0.13	$0.06	$0.34	$0.19

Basic earnings per share - pro forma	$0.10	$0.05	$0.29	$0.15

Diluted earnings per share - as reported	$0.11	$0.05	$0.29	$0.15

Diluted earnings per share - pro forma	$0.09	$0.04	$0.25	$0.12

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 18% of the Company’s net sales for both of the three and nine month periods ended July 31, 2006, and 14% for the comparable periods in 2005. Although this customer has been an on-going major customer of the Company during the past five years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could adversely impact the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 7 - Geographical Information

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2006 and 2005:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

United States	$3,491,307	$2,806,291	$9,907,119	$8,641,387

Foreign countries	428,926	470,290	1,157,346	1,081,218

	$3,920,233	$3,276,581	$11,064,465	$9,722,605

NOTE 8 - Income Tax Provision

The income tax provisions reflected in the accompanying unaudited condensed statements of income for the three and nine months ended July 31, 2006 are different than the expected tax provisions computed using the applicable statutory Federal income tax rate of 34%. Interim tax provisions are determined using an estimate of the annual effective tax rate.

Our estimated annual effective tax rate is affected by state income taxes and permanent differences between income before taxes for financial reporting purposes and taxable income. Our most significant permanent difference, and the principal reason why our estimated effective income tax rate is substantially greater than the statutory Federal income tax rate, relates to the portion of our compensation expense recognized for financial reporting purposes that is attributable to the non−cash charges recorded for the qualified incentive stock options granted (see Note 5) to employees which are generally not deductible for income tax purposes. We recognized non−cash compensation charges of approximately $103,000 in the three months ended July 31, 2006.

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

New Accounting Policies

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123(R)”), Accounting for Stock-Based Compensation which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. SFAS 123(R) shall be effective for all of the Company’s interim and annual reporting periods commencing on November 1, 2006 and is expected to have a material impact on the consolidated financial statements of the Company during the fiscal year 2007 and thereafter.

Executive Overview

RF Industries markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. In the past, RF Industries has reported results of operations in three segments that, in general terms, defined the primary markets. However, since sales of connectors and cable assemblies represent over 86% and 88% of the Company’s net sales during the three and nine months ended July 31, 2006, and since the operations of all of the Company’s smaller business units effectively operate as subunits of the Company’s principal business unit, the Company does not report the results of these other, smaller business units as separate business segments.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

▪
As of July 31, 2006, the amount of cash and cash equivalents was equal to $3,564,831 in the aggregate as well as $3,667,017 in investments for a total of $7,231,848 in cash equivalents and available-for-sale securities.

▪	As of July 31, 2006, the Company had $13,527,878 in current assets, and $1,491,582 in current liabilities.

▪	As of July 31, 2006, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

The Company recognized net income of $1,067,369 for the nine months ended July 31, 2006 and realized cash flow of $2,631,425 from its operating activities. Contributing to the amount of net cash provided by operations were depreciation and income tax benefit for non-qualified stock options and decreases in inventories and income tax refund receivable, and an increase in accounts payable and accrued expenses.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2006 decreased by $119,726 to $1,770,974 compared to the October 31, 2005 balance of $1,890,700.

Net inventories at July 31, 2006 decreased 1%, or $19,098 to $4,161,402 compared to $4,180,500 on October 31, 2005 due to an increase in the inventory reserve and tighter inventory controls. The Company considers its ability to fill customer orders on a short notice to be an important aspect of its marketing strategy, accordingly the Company normally will increase its inventory levels in future periods as sales continue to rise.

The Company’s cash and cash equivalent position was reduced due to investments in available-for-sale securities in nine month U.S Treasury bills and government bonds and an increase in other current assets, including prepaid expenses and deposits of $59,764 to $157,120, as of July 31, 2006 from $97,356 on October 31, 2005. This increase is in prepaid expenses and deposits are primarily due to annual payments made in the quarter for all the Company’s business insurances.

Accounts payable at July 31, 2006 increased $216,509 to $551,258 from $334,749 on October 31, 2005 primarily due to the late arrival of inventory receipts during the quarter from its overseas suppliers.

Net cash used in investing activities was $3,730,848 for the nine months ended July 31, 2006 as a result of the net of the purchase and sale of available-for-sale securities with a value of $3,645,869, and $117,229 of capital expenditures reduced by a $2,500 payment on notes receivable and a $29,750 payment on notes receivable from related parties.

Net cash provided by financing activities was $157,035 for the nine months ended July 31, 2006, and was attributable to proceeds received from the exercise of stock options.

As of July 31, 2006, the Company had a total of $3,564,831 of cash and cash equivalents compared to $4,507,219 as of October 31, 2005. The Company realized $2,631,425 in cash provided by operating activities, together with the use of cash of $3,730,848 for investing activities in U.S. Treasury bills and other government securities and an increase in cash of $157,035 from financing activities resulted in the Company’s overall cash and cash equivalent position decreasing by $942,388 during the nine month period.

Results Of Operations

Three Months 2006 vs. Three Months 2005

Net sales in the current fiscal quarter ended July 31, 2006, increased 20%, or $643,652 to $3,920,233 from $3,276,581 in the comparable fiscal quarter in the prior year, due to increased demand for the Company’s connector, cable assembly as well as Bioconnect and Neulink products plus additional revenues of $127,097 generated from the Worswick division acquired by the Company in September 2005. The increase in sales reflects a general increase in demand for wireless connectors and cable products. The Company believes this increase is due, in part, to the continued growth in some sectors of the telecommunication industries and the continuing overall market increase in the demand for wireless products plus additional order demand for its Bioconnect products.

The Company’s gross profit as a percentage of net sales increased 4% to 49% from 45% during the current fiscal quarter compared to the same fiscal quarter last year. The increase in gross margins during the current quarter resulted from improved product purchases, labor and overhead costs efficiencies and a decrease in its net costs in benefits for all divisions from the comparable period in 2005 due to employees assuming more of their dependent insurance coverage costs. The Company’s four smaller divisions usually have significantly lower gross margins than the RF Connector and Cable Assembly division. Although the connector and cable assembly products net sales increased by $318,189 they decreased as a percentage of the total Company’s net sales (77% compared to 82% in the same period for the prior year) due to increases in sales in other divisions. Gross margin increased by 2% for the connector and cable assembly products while both sales and gross margins also increased in the other divisions in the current period.

Engineering expenses decreased 10%, or $12,502 to $118,712 from $131,214 in the comparable quarter of the prior year due to lower development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 9% or $90,645 to $1,131,938 from $1,041,293 in the comparable quarter of the prior fiscal year. Selling and general expenses increased in the third quarter of the current fiscal year due primarily to increases in administrative expense for audit costs plus amortization of intangible assets and the salaries of the additional personnel retained to improve the Company’s reporting systems as well as recognition of stock option compensation expense. As a result of increased sales and reduced selling and general administrative expenses related to Sarbanes Oxley, as a percentage of net sales, the selling and general expenses for the current period decreased by 3% to 29% from 32% in the same period in the prior year.

Other income for the third quarter of 2006 increased $57,829 over the same period in the prior year due to higher investment interest income.

Nine Months 2006 vs. Nine Months 2005

Net sales in the nine months ended July 31, 2006 increased 14% or $1,341,860 to $11,064,465 from $9,722,605 in the comparable period in the prior year due to increased demand for the Company’s connector, cable assembly, Bioconnect and wireless products. The increase in sales reflects a general increase in demand for wireless connectors and cable products as well as increased demand for Bioconnect products. In addition, Worswick Industries, which was owned and in operation during the entire nine months ended July 31, 2006 but not owned in the comparable nine-month period of the prior year, contributed $379,905 to net sales during the current nine month period.

The Company’s gross profit as a percentage of net sales increased to 48% from 46% during the first nine months of fiscal 2006 compared to the same period in fiscal 2005. The increase in gross margins during the period resulted from a combination of higher sales of $613,440 and a 1% increase in gross margin in its connector, cable assembly and wireless operations and from higher sales of $307,805 and a 19% increase in gross margins in its Bioconnect products.

Engineering expenses for the first nine months of fiscal 2006 increased 2%, or $7,018, to $398,875 from $391,857 in the comparable period of the prior year due to increased in customer requests, but with a lower development costs for new product enhancements as a percentage of revenue.

Selling and general expenses increased less than 1% or $12,736 to $3,182,084 from $3,169,348 in the comparable period of the prior fiscal year. The slight increase in selling and general expenses is attributed to no Sarbanes-Oxley Act compliance expenses being incurred during the period offset by additional expenses related to stock option expense, additional personnel, amortization, insurance and auditing costs plus general increases in other costs.

Other income for the first nine months of fiscal 2006 increased $125,576 over the same period in the prior year due to more cash available for investments and a higher rate of return on those investments.

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

Dependence On RF Connector and Cable Assembly Products

Of the Company’s five operating divisions, the three RF Connector and Cable Assembly product divisions account for approximately 86% of the Company’s net sales for the fiscal year ended October 31, 2005, and approximately 85% and 88% of net sales during the three and nine months ended July 31, 2006, respectfully. The Company expects the RF Connector and Cable Assembly products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector and Cable Assembly divisions could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly divisions are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 62% of the net sales of the Company for the fiscal year ended October 31, 2005, and approximately 55% for each of the three and nine months ended July 31, 2006. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 15% of the net sales of the Company’s RF Connector and Cable Assembly division for the fiscal year ended October 31, 2005 and 16% and 19% of net sales for the three and nine months ended July 31, 2006 respectively. Although this customer has been an on-going major customer of the Company during the past five years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. Accordingly, the Company’s largest customer could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 11% and 10 % of net sales during the three and nine months ended July 31, 2006, and approximately 12% and 11 % for the comparable periods in 2005. The increase in foreign sales for the nine months ended July 31, 2006 is $76,128. International revenues are subject to a number of risks, including:

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

During the quarter ended July 31, 2006, the Company has continued actions to improve the Company’s internal controls over financial reporting, including the following:

•	Contracted with a 3rd party CPA firm for an internal review of the financial statements and consultation on other accounting and reporting matters.

•	Implemented additional review and continued enhancement of internal control policies and procedures.

Item 4. Submission of Matters to a Vote of Security Holders

On June 9, 2006, we held the annual meeting of our shareholders. At the meeting, the holders of our outstanding common stock acted on the following matters:

A. Total shares voted…………………………………………………2,519,199

(1)	The shareholders voted for six directors, each to serve for a term of one year and until his successor is elected. Each nominee received the following votes:

(1) Name of Nominee	Votes For	Votes Withheld
John R. Ehret	2,499,973	19,226
Marvin H. Fink	2,499,973	19,226
Howard F. Hill	2,352,011	167,188
Robert Jacobs	2,499,973	19,226
Linde Kester	2,499,873	19,326
William L. Reynolds	2,499,813	19,386

(2)	Amendment of 2000 Stock Option Plan

For	Against	Abstain	Not Voted
294,641	285,591	14,223	1,924,744

(3)	To ratify the selection of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2006. Votes cast were as follows:

For	Against	Abstain
2,504,281	6,171	8,747

Part II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: September 14, 2006	By:	/s/ HOWARD F. HILL
Howard F. Hill, President
Chief Executive Officer

Dated: September 14, 2006	By:	/s/ VICTOR H. POWERS
Victor H. Powers
Chief Financial Officer