Form 10KSB
period 2006-10-31
R F INDUSTRIES LTD
filed 2007-01-29
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2006

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
Yes ☒     No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the year ended October 31, 2006 were $15,187,893.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of January 3, 2007 based on the closing price of $7.33 for the Common Stock of the Company was $23,841,653. As of January 3, 2007, the registrant had 3,252,613 outstanding shares of common stock, $.01 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Certain exhibits previously filed with the registrant’s prior Forms 10-KSB and Forms 10-QSB are incorporated by reference into Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

This Form 10-KSB consists of a total of 60 pages. The Index to Exhibits can be found on page 33.

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

General:

RF Industries, Ltd. (hereinafter the “Company”) is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following five related divisions: (i) The RF Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes custom RF connectors primarily for aerospace and military customers, (iii) Worswick Division distributes and sells coaxial and other connectors and cable assemblies primarily for local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; and (v) the Neulink Division is engaged in the design, manufacture and sales of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services.

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

Operating Divisions

Connector and Cable Division The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are more dependent upon the overall economy and on the Company’s ability to market its products. However, the Company’s sales of connectors and cable assemblies have increased in the past four years as the overall market demand for wireless products that use the Company’s connectors has increased. The Company believes that the continuing growth in new wireless products as well as its increased sales in the military/aerospace markets will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.

Third party foreign manufacturers located in Asia manufacture the Company’s RF connectors for the Company. The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has during all of the recent fiscal years, generated the majority of the Company’s revenues.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company’s California facilities and are sold through distributors or directly to major OEM (Original Equipment Manufacturer) accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable products. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest generator of revenues for the Company during the fiscal year ended October 31, 2006.

Aviel Electronics Division The Company acquired the business and all of the assets of Aviel Electronics in August 2004. Aviel has a 49 year history of serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM’s and government agencies in the United States and abroad. Aviel complements the Company’s Connector and Cable Division’s capabilities by providing additional custom design capabilities, expanding the Company’s products in the military and commercial aerospace markets, and expanding the Company’s client base.

Worswick Division The Company acquired the assets of Worswick Industries, Inc., a privately held 20 year old California company based in San Diego, in September 2005 as another complimentary operation to the Connector and Cable Division. Worswick Industries sells coaxial connector solutions and also manufacturers RF cable assemblies for both individuals and companies that design, build, operate, and maintain personal and private multi-media, wireless voice, data and messaging systems.

Bioconnect Division  The Bioconnect Division is engaged in product development, design, manufacture and sale of cables and interconnects for medical monitoring applications, such as disposable ECG cables, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires.

RF Neulink Division The RF Neulink Division designs and manufactures, through outside contractors, wireless data products commonly known as RF data links and wireless modems since 1984. These radio modems and receivers provide high-speed wireless connections over longer distances where wire connections may not be desirable or feasible. In addition to selling its own radio modem, RF Neulink also distributes antennas, transceivers and related products of other manufacturers. The RF Neulink Division also offers complete turn-key packages for numerous remote data transmission applications.

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

Aviel Electronics Products:

The Aviel Electronics Division designs, manufactures and sells specialized connectors. Aviel’s standard configuration and custom connectors include connectors ranging from subminiature to type “L” to Nan-Hex, SMA, SMB, SMC, TNC, BNC, SC and NL. Aviel also specializes in the design and manufacture of custom and non-standard configurations required for specific applications as well as hard to locate and discontinued connectors for commercial, aerospace, military and other unique applications.

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

Bioconnect Products:

Bioconnect designs, manufactures and sells and provides product development services to OEM’s for specialized electrical cabling and interconnect products used in the medical monitoring market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are replaced frequently in order to ensure maximum performance.

RF Neulink Products:

The wireless data products available from the RF Neulink Division come in a variety of configurations to satisfy the requirements of certain high-speed wireless connection markets. Transmitter and receiver modules come in a wide range of power output and frequency ranges and are used to convey data or voice from point to point. Additionally, dumb or smart programmable modems are available in a wide range of speeds and frequency/price ranges. Accessory modules have been developed for remotely controlling and monitoring electrical devices.

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. The products offered by the Neulink Division include:

•	NL5000 - (replaced the RF 9600) as a cost effective, high performance telemetry modem
•	NL6000 UHF and VHF feature rich, high performance wireless modems
•	NL900 and NL2400 Spread Spectrum point to point wireless modems
•	Ornnex Control Systems 900mhz Spread-Spectrum wireless modems and I/O modules
•	Teledesign high-speed wireless modems in VHF, UHF and 900 MHz frequencies
•	BlueWave, Maxrad. and Antenex antennas
•	Custom Design and Engineering services

Current applications in use worldwide for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, police usage for mobile warrant database access

In 2004 fiscal year, the Neulink Division introduced a new radio modem that it developed. The new NL6000 radio modem was repositioned within the marketplace to compete against a more upscale market segment and was designed to meet the FCC’s 2004 mandatory requirement to provide narrow-band channels. This product is a high-speed narrow band compliant radio modem that operates on a 12.5 KHz channel at a 12 Kbps data transfer rate. In 2005, Neulink was chosen to develop a different version of the NL6000 for the Stanford Research Institute and the U.S. Marine Corps. The Neulink Division delivered over 300 units of this version of the NL6000 to the U.S. Marine Corps in fiscal year 2006 with follow on orders of between 500 to 3,000 units expected in fiscal 2007.

Foreign Sales:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for $1,447,000 or approximately 10% of Company sales for the fiscal year ended October 31, 2006. The majority of the export sales during these periods were to Israel, Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its “RFI” logo, and is attempting to obtain additional foreign private label customers.

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

The Aviel Division sells its products to its current customer base with the addition of customers referred through the Connector and Cable Division. The Aviel and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Worswick Division operates from a single location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers. A proactive marketing plan is underway to enhance and expand the current customer base which includes the launch of an e-Commerce web-site in 2007.

The Bioconnect group markets its products to the medical market through major hospital suppliers, dealers and distributors. The Bioconnect Division also sells its products to OEMs who incorporate the leads and cables into their product offerings.

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

Manufacturing:

The Company contracts with outside third parties for the manufacture of all its coaxial connectors, and Neulink products. However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2006 were manufactured by the Company at its facilities in California. The Connector and Cable Division has its manufacturing performed at numerous International Standards Organization (ISO) approved factories with plants in Japan, Korea, the United States and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, it does have long-term purchasing relationships with these manufacturers. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products. Neulink’s products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

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

The Aviel Electronics Division manufactures all its connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 49 years (including as an unaffiliated company before being acquired by the Company in August 2005). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.

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

Raw Materials:

Connector materials are typically made of commodity metals such as copper and zinc and include small applications of precious materials, including silver and gold. The RF Connector and Cable Division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector and Cable assembly division obtains coaxial connectors from RF Connector. The Company believes there are numerous domestic and international suppliers of coaxial connectors. Nevertheless, should the Company experience a material delay in obtaining raw materials and component parts from its existing suppliers, until alternate arrangements are made, the Company’s ability to meet its customer’s needs may be adversely affected.

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

Personnel:

As of December 31, 2006, the Company employed 87 full-time employees, of whom 24 were in accounting, administration, sales and management, 60 were in manufacturing, distribution and assembly, and 3 were engineers engaged in design, research and development. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development:

The Company incurs research and development expenses from time to time when developing new products. The Company did not engage in any research and development activities in fiscal year ended October 31, 2006. During the fiscal year ended October 31, 2005, the Company only spent $45,000 on research and development. Since the completion of the development of the Neulink Division's NL6000 radio modem in fiscal 2004, the Company has only engaged in a minimal amount of research and development activities intended to produce new products not marketed by others and can be marketed to the wire-less connectivity industry in general.

In addition to research and development activities, the Company also invested over $1,000,000 during the past two fiscal years on engineering. Engineering activities consist of the design and development of new products for specific customers, the design and engineering of new products and the redesign of existing products to keep up with changes in the industry and products offered by the Company's competitors. Engineering work often is carried out in collaboration with the Company's customers.

The increase in business in the military/aerospace sector has encouraged the Company to develop an ISO 9000-like tracking system to improve its competitive edge, and is exploring future ISO certification.

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

Competition:

Management estimates that the Connector and Cable Divisions has over 50 competitors in the approximately $1.9 billion annual RF connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 35% of the total market. Many of the competitors of the RF Connector and Cable Division have significantly greater financial resources and broader product lines. RF Connector competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products. The Bioconnect group competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

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

Dependence On The Connector and Cable Assembly Division

Of the Company’s five operating divisions, the RF Connector and Cable Assembly division is the largest, accounting for approximately 78% of the Company’s total sales for the fiscal year ended October 31, 2006. The Company expects the RF Connector and Cable Assembly division products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that division could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the Connector and Cable Division are described below.

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

The risks associated with the Company’s dependence upon third parties which develop and manufacture and assemble the Company’s products, include:

•	reduced control over delivery schedules and quality;

•	risks of inadequate manufacturing yields and excessive costs;

•	the potential lack of adequate capacity during periods of excess demand; and

•	potential increases in prices due to raw material and/or labor costs.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily affected through independent distributors, of which there were more that 50 as of the end of fiscal 2006. Sales through independent distributors accounted for approximately 75% the net sales of the Company for the fiscal year ended October 31, 2006. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 17% of the total sales of the Company for the fiscal year ended October 31, 2006. Although this customer has been an on-going major customer of the Company for at least the past eight years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 10% of the net sales of the Company in the year ended October 31, 2006. International revenues are subject to a number of risks, including:

•	longer accounts receivable payment cycles;

•	difficulty in enforcing agreements and in collecting accounts receivable;

•	tariffs and other restrictions on foreign trade;

•	economic and political instability; and the

•	burdens of complying with a wide variety of foreign laws.

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

Dependence On Key Personnel

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company signed an employment agreement with Mr. Hill on June 20, 2005 for a term of three (3) consecutive one (1) year periods. If the Company lost the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company’s business, operating results, and financial condition.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees

To date, the Company has been able to account for stock option grants under the disclosure-only provisions of the accounting rules prescribed by Financial Accounting Standards Board (FASB) No. 123. Accordingly, for all fiscal years ending on or before October 31, 2006 (including the fiscal year covered by this Annual Report), the Company did not have to recognize an expense in its financial statements upon granting stock options to its employees. The Company believes that stock options are a valuable incentive for its employees and, accordingly, historically has granted stock options on an annual basis to substantially all of its full-time employees. Since the Company was able to use the disclosure-only method of accounting, those prior option grants did not affect the Company’s earnings. However, for all periods commencing after November 1, 2006 the Company will be required, under the new rules of the FASB 123 (R), to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Accordingly, if the Company continues to grant stock options or other stock based compensation awards to its officers, directors and employees, its future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. The adverse effects that the new accounting rules may have on the Company’s future financial statements, should it continue to rely heavily on stock-based compensation, may reduce the Company’s stock price and make it more difficult for it to attract new investors. For example, had the Company been subject to FASB 123 (R) during the fiscal year ended October 31, 2006, its net income would have been reduced by $359,000.

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

ITEM 2.	DESCRIPTION OF PROPERTIES:

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 11,000 square feet which houses its corporate administration, sales and marketing, and engineering plus production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on May 31, 2010. In addition, the Company also leases the following facilities:

(i)
The cable assembly facilities of the Connector and Cable Division operates in a separate 3,180 square foot facility that is located adjacent to the Company’s corporate headquarters. The lease for this space expires on May 31, 2010.

(ii)
The Neulink Division operates from a separate building that is located near the Company’s corporate headquarters at 7606 Miramar Road, Building 7200. RF Neulink’s building consists of approximately 2,500 square feet of administrative and manufacturing space and houses the production and sales staff of the Neulink Division. The lease for this space expires on May 31, 2010.

(iii)
The Aviel Electronics Division currently leases approximately 3,000 square feet of a facility located at 5530 S. Valley View Blvd., Suite 103, Las Vegas, Nevada. The lease for the Las Vegas offices expire January 30, 2007. The Company and the landlord are considering entering into a new lease. The landlord has informed the Company that it can continue to occupy the space on a month-to-month basis at the current monthly lease rate.

(iv)
The Worswick Division currently leases an approximately 6,000 square foot facility located at 7352 Convoy Court, San Diego, California. The lease expired January 27, 2007. However, the Company is engaged in discussions with the landlord regarding a new lease. The Company currently continues to occupy the facility on a month-to-month basis at the same monthly rate as in effect on January 27, 2007.

The aggregate monthly rental for all the Company’s facilities currently is approximately $23,200 per month, plus utilities, maintenance and insurance as of October 31, 2006.

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

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market under the symbol “RFIL.”

For the periods indicated, the following tables sets forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter	High	Low

Fiscal 2006

November 1, 2005 - January 31, 2006	$5.67	$4.55
February 1, 2006 - April 30, 2006	6.81	4.72
May 1, 2006 - July 31, 2006	6.45	5.49
August 1, 2006 - October 31, 2006	8.64	5.12

Fiscal 2005

November 1, 2004 - January 31, 2005	$13.02	$6.30
February 1, 2005 - April 30, 2005	9.09	5.25
May 1, 2005 - July 31, 2005	6.35	5.04
August 1, 2005 - October 31, 2005	6.15	4.70

As of October 31, 2006 there were 610 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name”.

The Company has not paid any dividends to date. Although the Company does not presently intend to pay cash dividends on its Common Stock in the foreseeable future, depending on the Company’s financial condition and its financial needs, the Board of Directors may consider issuing dividends in the future.

There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2006.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (R), Accounting for Stock-Based Compensation.  SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for all of the Company’s interim and annual reporting periods commencing on November 1, 2006. Since the Company has, to date, only made the pro forma disclosures of options grants and has not recognized any expenses in connection with its option grants, the implementation of SFAS 123 (R) is expected to have a material impact on the financial statements of the Company during the fiscal year 2007 and thereafter.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt SAB 108 by the end of fiscal 2007 and will early adopt during the first quarter of fiscal 2007. The Company has not completed its analysis but does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The largest business unit consists of the Connector and Cable Assembly Division, the Aviel Electronics Division, and the Worswick Industries Division that delivers RF cables and connectors. The Bioconnect Division operates in the medical connector product market, while the Neulink Division operates in the high-speed wireless data connection market. During fiscal year 2006 ended October 31, 2006 the RF cable and connector products represented 88% of the Company’s sales, while the medical connectors and wire-less data connection represented 7% and 5%, respectively, of the Company’s total sales.

Historically, over 90% of the Company’s revenues are generated from the sale of RF connector products and connector cable assemblies. Sales of connectors are expected to continue be the largest portion of revenues in the future since the Company acquired Aviel Electronics in August 2004 and Worswick Industries in September 2005, both of which also sell connectors and cable assemblies. Accordingly, the Company revenues are heavily dependent upon sales of RF connectors and cable assemblies. However, because the Company sells thousands of connector products for uses in thousands of end products, sales are relatively stable and not dependent upon any one industry sector or any single product. As a result, the Company’s revenues and expenses are typically not subject to major fluctuations. During the fiscal year ended October 31, 2006, net sales did, however, increase by 16% over the net sales in the prior year due to the continued rebound in the telecommunications and wireless industries, which resulted in increased sales to those industries, and because of additional revenues generated from the acquisitions of Aviel and Worswick (its first full year with the Company).

As a result of increased net sales and continued management of normal operating expenses, the Company generated net income for the 13th consecutive year.

The Company generated cash from operations of $2,182,000 and $280,000 from financing activities, and as a result, the amount of cash and cash equivalents, and investments in available-for-sale securities held by the Company as of October 31, 2006 increased to $6,866,000 from $4,507,000 in the prior year. Since the Company has no debt other than normal accounts payable and accrued expenses it will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition:

The following table presents the key measures of financial condition as of October 31, 2006 and 2005:

	2006		2005
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents and Investments available for sale	$6,865,524	44.8%	$4,507,219	37.5%
Current assets	14,573,641	95.1%	11,120,406	92.5%
Current liabilities	1,764,418	11.5%	712,735	5.9%
Working capital	12,809,223	83.6%	10,407,671	86.6%
Property and equipment - net	376,146	2.5%	465,735	3.9%
Total assets	15,319,035	100.0%	12,025,139	100.0%
Stockholders’ equity	13,463,999	87.9%	11,206,404	93.2%

Liquidity and Capital Resources:

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2007. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year are based on the following:

•
As of October 31, 2006, the amount of cash and cash equivalents and short-term investments available-for-sale was equal to $6,865,524 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its currently anticipated capital expenditure for the upcoming year.

•	As of October 31, 2006, the Company had approximately $14,574,000 in current assets, and only $1,764,000 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2006, the absence of outstanding bank debt, and its recent operating results there are sufficient capital resources to fund its operations and future acquisitions for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets.

The Company’s liquidity was negatively impacted during fiscal 2006 by a $1,128,000 purchase of inventory in the fourth quarter. Inventories as of October 31, 2006 were $5,250,000, a $1,070,000 increase from October 31, 2005. The foregoing $1,128,000 purchase represents an estimated two-year supply of the connectors purchased. The Company made the large purchase as a hedge against anticipated increases in copper prices, which would significantly raise the future price of these connectors. As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Because sales have been increasing, the Company has increased its inventory levels to be able to meet anticipated demand. The Company continuously monitors its inventory levels and product costs, and because of continued increases in sales or raw material costs, may continue increasing its inventory levels.

Net cash provided by operating activities for the year ended October 31, 2006 was $2,182,000 despite the inventory increase of $1,070,000 primarily due to the increase of $1,096,012 in net income and increases in unpaid income tax payable of $1,025,995, $288,000 in income tax benefit from non-qualified stock options exercised, and non-cash depreciation and amortization of $271,000. In fiscal year ended October 31 2005, net cash provided by operating activities was $171,000 due to net income of $445,000 plus $222,000 of non-cash depreciation and amortization expenses and increases of $337,000 in inventories and $375,000 in trade accounts receivable and certain other factors.

During fiscal 2006, net cash used in investing activities was $2,357,000 of which $2,247,000 was used for the purchase of treasury bills and other available-for-sale securities. The balance represents amounts invested in the acquisition of $142,000 in additional capital equipment for the Bioconnect and the Connector and Cable Assembly divisions and for upgrading the Company IT systems. In fiscal 2005, net cash used in investing activities was $334,000 consisting primarily of the acquisition of the Worswick Industries Division in September 2005 for $225,000 and the purchase of $118,000 of additional capital equipment.

Financing activities increased the Company’s net cash by $280,000 in the current fiscal year due to the receipt of funds from the exercise of stock options by the Company’s employees. In fiscal 2005, financing activities increased the Company’s net cash by $173,000 as a result of the exercise of stock options by the Company’s employees.

Results of Operations:

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2006 and October 31, 2005:

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$15,187,893	100%	$13,151,576	100%
Cost of sales	7,932,097	52%	7,202,863	55%
Gross profit	7,255,796	48%	5,948,713	45%
Engineering expenses	516,498	4%	553,542	4%
Selling and general expenses	4,311,515	28%	4,653,240	35%
Operating income	2,427,783	16%	741,931	6%
Other income	335,604	2%	96,729	1%
Income before income taxes	2,763,387	18%	838,660	6%
Income taxes	1,222,715	8%	394,000	3%
Net income	1,540,672	10%	444,660	3%

Net sales of the Company increased by $2,036,000 or 16%, for the fiscal year ended October 31, 2006 compared to the fiscal year ended October 31, 2005 (“fiscal 2005”) due to increases in all five of the Company’s divisions. The increase in fiscal 2006 is attributable to an increase in sales of $1,511,000 for RF connector and cable assembly products as the market demand for connectors and cables increased, particularly for wireless applications. The increase in demand in the Company’s RF connector and cable assembly products represents a $1,013,000 increase in the Connector and Cable Assembly Division, increased sales for the Aviel Division of $37,000 and increased sales for the Worswick Industries Division of $461,000. The increase in the Worswick Division represents 12 months of sales during fiscal 2006 acquired in September 2005 and in fiscal 2005 included only 2 months of sales. To complement the increase in revenues at the Company’s three RF cable and connector divisions, Bioconnect had an increase of $433,000 in revenues due to the release of product purchases from its primary customer that were on hold at the end of fiscal 2005 and other new orders in fiscal 2006. Finally, revenues from the Neulink Division also increased by $92,000 as a result of the release of its new wireless modem.

The Company’s gross profit increased $1,307,000 or by 22% to $7,256,000 in 2006 from $5,948,000 in 2005 due to the increase in net sales and improved gross margins. As a percent of net sales, gross profit increased to 48% in fiscal 2006 from 45% of sales in fiscal 2005. The increase in the gross profit percentage is primarily due to increased sales by the Connector and Cable assembly division and by the Bioconnect division fiscal 2005. The increased in sales by Bioconnect improved labor efficiencies to lower its per unit costs and its cost of goods sold by 25%. Gross Margins for the Connector and Cable Divisions remained at 48% despite increased costs such as the increases of in-bound freight (fuel costs increases) and the cost of copper raw materials.

Engineering expenses, which include research and development expenses, decreased by $37,000 from $554,000 in fiscal 2005 to $516,000 in fiscal 2006. However, because of the 16% increase in net sales, as a percent of net sales, engineering expenses decreased from 4.2% in fiscal 2005 to 3.4% in fiscal 2006. Engineering expenses, which consist of expenses incurred in the design, re-design or development of products for specific customers, remained substantially unchanged in fiscal 2006 from fiscal 2005. However, the Company did not incur any research and development expenses in fiscal 2006, compared to $45,000 of research and development expenses incurred in fiscal 2005.

Selling and general expenses decreased by $342,000 or by 7%, from $4,653,000 in fiscal 2005 to $4,312,000 in fiscal 2006 despite the 16% increase in revenues. In fiscal 2005, the Company incurred a one-time expense of $551,000 resulting from the repurchase and cancellation of stock options. No such costs were incurred in fiscal 2006. In addition, the Company also no longer incurred the expenses related to implementing the controls and procedures mandated under Section 404 of the Sarbanes-Oxley Act of 2002. The foregoing decreases in selling and general expenses were offset by slightly higher associated costs of additional audit and legal expenses resulting from Sarbanes-Oxley Act compliance. Selling and general expenses also increased by $194,000 as a result of the full year’s marketing and general and administrative expenses for the Worswick Industries division that was acquired in September 2005. Advertising and promotional costs also increased from $135,000 in fiscal 2005 to $196,000 in fiscal 2006 as the Company increased its marketing efforts of certain of its products. Selling, general and administrative expenses are expected to increase during the next fiscal year because the Company will have to recognize expenses related to stock option grants made after November 1, 2006 as a result of FASB 123 (R) that became effective for the Company commencing in the first quarter of fiscal year 2007.

As a result of the $379,000 decrease of engineering, selling and general administrative expenses and the increase of $1,307,000 in gross profit, operating income increased 246% or by $1,686,000 from $742,000 in fiscal 2005 to $2,428,000 in fiscal 2006.

Net income before taxes in fiscal 2006 increased 229% or by $1,925,000 to $2,763,000 compared to net income before taxes of $839,000 in fiscal 2005. The increase in net income before taxes is due to higher operating income and by an increase in interest income of 246% or by $239,000 in fiscal 2006 to $336,000 from $97,000 in fiscal 2005.

Net income after tax for the fiscal year ended October 31, 2006 increased 246% or by $1,096,000 to $1,541,000 compared to $445,000 in fiscal year ended October 31, 2005.

ITEM .	FINANCIAL STATEMENTS

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-17 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of October 31, 2006 and 2005

•	Statements of Income for the years ended October 31, 2006 and 2005

•	Statements of Stockholders’ Equity for the years ended October 31, 2006 and 2005

•	Statements of Cash Flows for the years ended October 31, 2006 and 2005

•	Notes to Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A	CONTROLS AND PROCEDURES

(a) Internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2006.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of the fiscal year ended October 31, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 8B	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2006. A majority of the Directors are "independent directors" as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Jacobs, Kester and Reynolds.

Name	Age	Director Since
John R. Ehret	69	1991
Marvin H. Fink	70	2001
Howard F. Hill	66	1979
William Reynolds	71	2005
Robert Jacobs	54	1997
Linde Kester	61	2001

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

Robert Jacobs has been an Account Executive at Neil Berkman Associates since 1988. Neil Berkman Associates is the Company’s investor relations firm, and Mr. Jacobs is the Account Executive for the Company. He holds an MBA from the University of Southern California and has been in the investor relations industry for over 22 years.

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

Victor H. Powers joined the Company as its full-time Chief Financial Officer and Corporate Secretary on September 19, 2005. Effective July 21, 2006, the Company and Mr. Powers converted his position with the Company into a part-time position under which Mr. Powers serves as CFO and Assistant Corporate Secretary on a consultant contractual basis. Mr. Powers has over 35 years of Corporate Controllership and CFO experience in the enterprise software, electronics manufacturing and telecommunications industries. He was with Vantra Group Inc., Navigation Technologies (NavTech), Centex TMS, Teradyne/Zehntel and from 1977 to 1981 the Corporate Controller for U.S. Sprint. Mr. Powers obtained a B.S in Economics (Accounting major) from Villanova University, completed his MBA studies with Pepperdine University and has done advanced management studies at Stanford University.

Board of Director Meetings

During the fiscal year ended October 31, 2006, the Board of Directors held 6 meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2006, each Board of Directors member attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2006, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee. The Board of Directors also intends to form a Nominating Committee. Each member will be “independent” as defined in the Nasdaq Stock Market’s listing standards. The functions of the Nominating Committee will be to assist the Board of Directors by identifying individuals qualified to become members, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders, and to recommend to the Board of Directors corporate governance guidelines and changes thereto.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2006 the Audit Committee was composed of Mr. Reynolds, Mr. Ehret and Mr. Kester. Each of these individuals were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2006. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, Fink, and Kester, each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fisIcal 2006, which was attended by all committee members.

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

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the fiscal year ended October 31, 2006 (the “Named Executive Officer”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year ended October 31, 2006:

	Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	Any Other Compensation

Howard F. Hill, President Chief Executive Officer, Director	2006	175,000	50,000	6,000	$31,318(1)
	2005	175,000	50,000	6,000

Victor H. Powers, Chief Financial Officer	2006	82,500	4,500	0	$17,325(2)
	2005	15,378(3)	1,500	0	0

(1) Mr. Hill’s other compensation consisted of $16,827 of accrued vacation not taken in fiscal 2006 and $14,491 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers . since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2) Mr. Powers other compensation of $17,325 was for his contractual consulting part-time CFO fees for three months from August 1, 2006 thru October 31, 2006.

(3) Mr. Powers was hired in September 2005. Accordingly, this amount represents his salary for less than two months.

Option Grants. The following table contains information concerning the stock option grants to the Company’s Named Executive Officer for the fiscal year ended October 31, 2006.

Option Grants in Last Fiscal Year

Name	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Base Price ($/Share)	Expiration Date

Howard F. Hill, President Chief Executive Officer
Incentive Stock Option	6,000	2.2%	$7.50	October 2016

Option Exercises and Holdings. The following table sets forth information concerning option exercises and option holdings and the value, at October 31, 2006, of unexercised options held by the Named Executive Officer:

Aggregated Options/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value Realized Market Price at Exercise Less	Number of Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)
Name	Exercise #	Exercise Price ($)	Exercisable	Unexercisable	Exercisable/ Unexercisable (1)

Howard F. Hill, President, Chief Executive Officer	47,129	$48,953	304,871	6,000	$2,286,533/ $45,000

(1)
Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $7.50 on the last trading day of the fiscal year as reported on the Nasdaq Capital Market.

During the fiscal year ended October 31, 2006, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officer.

Employment Agreement

The Company has no employment or severance agreements with any of its executive officers other than with Mr. Howard Hill, the Company’s President and Chief Executive Officer. Mr. Hill has been the President/Chief Executive Officer of the Company since 1994. On June 20, 2005 the Company entered into a new employment agreement with Mr. Hill. Under the new employment agreement, Mr. Hill agreed to serve as the Company’s President and Chief Executive Officer for up to three one-year periods. The new employment agreement provides for an annual salary of $175,000. Either Mr. Hill or the Company can terminate the employment agreement at each of the first and second anniversaries of the agreement. The employment agreement, if still in effect, will expire on June 20, 2008. On June 9, 2006, the Company’s Board of Directors also approved a $50,000 bonus for Mr. Hill for his services rendered during the past year.

On July 21, 2006 the Company entered into an agreement with Mr. Powers for his services as Chief Financial Officer and Assistant Secretary. Mr. Powers also provides services relating to the Company’s ongoing SEC reporting requirements and future Sarbanes-Oxley compliance in a part-time consulting role at a rate of $75.00 per hour. As of October 31, 2006, Mr. Powers received $17,325 for three months of consulting. The agreement can be terminated by either party with five days notice.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. The exercise price of the options is set at the closing price of the common stock on the last day of the fiscal year, of if the grant occurs after the end of the fiscal year, the closing price on the date of grant. For the fiscal year ended October 31, 2006, options to purchase 2,000 shares of common stock were granted to each of the following directors: Mr. Ehret, Mr. Fink, Mr. Jacobs. Mr. Kester and Mr. Reynolds. All options granted had an exercise price of $7.50 per share. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings. For the fiscal years ending after October 31, 2006, the Board has voted to compensate all non-employee directors, in addition to the foregoing options, with an annual cash payment of $5,000 per director, and to pay the non-employee Chairman of the Board an additional annual payment of $10,000.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 12, 2007 for each director and nominee for director; (ii) the executive officer named in the Summary Compensation Table in Executive Compensation; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned	Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	304,871(2)	8.6%

John R. Ehret 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	26,000(3)	0.8%

Robert Jacobs 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	6,000(4)	*

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	33,165(5)	0.9%

Linde Kester 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	89,472(6)	2.7%

William Reynolds 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	18,300(7)	*

All Directors and Officers as a Group (6 Persons)	477,808(8)	12.8%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	450,930(9)	12.2%

Walrus Partners, LLC 8014 Olson Memorial, #232 Golden Valley, MN 55427	294,416(10)	8.3%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Represents the 304,871 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Consists of 16,000 shares, which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days plus 10,000 shares purchased on the open market.

(4)	Consists of 6,000 shares, which Mr. Jacobs has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Consists of 23,165 shares, which Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days plus 10,000 shares purchased on the open market.

(6)	Consists of 28,170 shares, which Mr. Kester has the right to acquire upon exercise of options exercisable within 60 days plus 61,302 shares purchased on the open market.

(7)	Consists of 16,000 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days plus 2,300 shares purchased on the open market.

(8)	Includes 394,206 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(9)	Represents shares owned by Hytek International, Ltd is a Cayman Islands holding company and is deemed to possess sole voting and dispositive power over securities held.

(10)
Represents shares owned by clients of Walrus Partners, LLC, is an investment adviser. Walrus Partners, LLC is deemed to possess sole voting and dispositive power over securities held by its clients. Walrus Partners, LLC disclaims beneficial ownership of these securities held by these clients

*	Represents less than 1% of the outstanding shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2006 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	409,251	$5.44	43,250
Equity Compensation Plans Not Approved by Stockholders (2)	564,871	$1.33	90,000
Total	974,122	$3.05	133,250

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2000 Stock Option Plan, (ii) the 1990 Incentive Stock Option Plan, and (iii) the 1990 Non-qualified Stock Option Plan. The 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, all 43,250 shares remaining available for issuance represent shares under the 2000 Stock Option Plan.

(2)	Consists of options granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that during its most recent fiscal year ended October 31, 2006, that its officers and directors complied with the filing requirements under Section 16(a) except as follows: During fiscal 2006, Mr. Reynolds was late in filing a Form 4 to reflect the open market purchases of shares by him and his wife.

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

Mr. Jacobs, a director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2006 and October 31, 2005, the Company paid the firm $39,870 and $39,360, respectively, for services rendered.

ITEM 13.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986(2)

3.2.3	Amendment to Bylaws dated February 1, 1989(3)

10.1	Form of 2000 Stock Option Plan(4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Lease Agreement - San Diego, CA Facility (3)

10.4	Employment Contract - Howard Hill (4)

14.1	Code of Ethics(5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Press release issued January 29, 2007 announcing the financial results for the fiscal year ended October 31, 2006.

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

ITEM14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to RF Industries, Ltd. by J.H. Cohn LLP for professional services rendered for the fiscal years ended October 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$146,117	$147,041
Audit-Related Fees	9,520	22,304
Tax Fees	3,760	7,420
Total Fees	$159,397	$176,765

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

Tax Fees. Consists of fees billed for professional services and review of tax compliance, tax advice and tax planning matters. These services include assistance regarding federal and state tax compliance and assistance with tax reporting.

Index
[Attachment to Item 7]

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
October 31, 2006 and 2005	F-3

Statements of Income
Years Ended October 31, 2006 and 2005	F-4

Statements of Stockholders’ Equity
Years Ended October 31, 2006 and 2005	F-5

Statements of Cash Flows
Years Ended October 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7/19

*     *     *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2006 and 2005, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2006 and 2005, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
January 4, 2007

RF INDUSTRIES, LTD.

BALANCE SHEETS
OCTOBER 31, 2006 AND 2005

ASSETS
	2006	2005
Current assets:
Cash and cash equivalents	$4,612,935	$4,507,219
Investments in available-for-sale securities	2,252,589
Trade accounts receivable, net of allowance for
doubtful accounts of $45,653 and $14,898	2,053,402	1,890,700
Notes receivable		2,500
Inventories	5,250,484	4,180,500
Income tax refund receivable		306,131
Other current assets	208,156	97,356
Deferred tax assets	196,075	136,000
Total current assets	14,573,641	11,120,406

Equipment and furnishings:
Equipment and tooling	1,662,822	1,543,120
Furniture and office equipment	386,137	364,063
	2,048,959	1,907,183
Less accumulated depreciation	1,672,813	1,441,448
Total	376,146	465,735

Goodwill	200,848	200,848
Amortizable intangible asset	73,333	113,333
Notes receivable from related parties		29,750
Note receivable from stockholder	66,980	66,980
Other assets	28,087	28,087

Totals	$15,319,035	$12,025,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$441,203	$334,749
Accrued expenses	603,351	377,986
Income taxes payable	719,864
Total current liabilities	1,764,418	712,735

Deferred tax liabilities	90,618	106,000
Total liabilities	1,855,036	818,735

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 10,000,000 shares at $.01
par value; 3,252,613 and 3,082,521 shares issued
and outstanding	32,526	30,825
Additional paid-in capital	4,582,897	3,872,983
Retained earnings	8,843,268	7,302,596
Accumulated other comprehensive income - net unrealized
gain on available-for-sale securities	5,308
Total stockholders' equity	13,463,999	11,206,404

Totals	$15,319,035	$12,025,139

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005

Net sales	$15,187,893	$13,151,576
Cost of sales	7,932,097	7,202,863

Gross profit	7,255,796	5,948,713

Operating expenses:
Engineering	516,498	553,542
Selling and general	4,311,515	4,653,240
Totals	4,828,013	5,206,782

Operating income	2,427,783	741,931

Other income - interest	335,604	96,729

Income before income taxes	2,763,387	838,660

Provision for income taxes	1,222,715	394,000

Net income	$1,540,672	$444,660

Earnings per share:
Basic	$.48	$.15

Diluted	$.42	$.12

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2006 AND 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, November 1, 2004	2,996,937	$29,970	$3,566,760	$6,857,936	$-	$10,454,666

Net income				444,660		444,660

Tax benefit on non-qualified stock
options			122,000			122,000

Exercise of stock options	83,372	833	171,745			172,578

Stock issued for acquisition	2,212	22	12,478			12,500

Balance, October 31, 2005	3,082,521	30,825	3,872,983	7,302,596	-	11,206,404

Comprehensive income:
Net income				1,540,672		1,540,672
Unrealized gain on short-term investments					5,308	5,308
Total comprehensive income						1,545,980

Stock based compensation expense			143,188			143,188

Tax benefit on non-qualified stock
options			288,000			288,000

Exercise of stock options	170,092	1,701	278,726			280,427

Balance, October 31, 2006	3,252,613	$32,526	$4,582,897	$8,843,268	$5,308	$13,463,999

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005

Operating activities:
Net income	$1,540,672	$444,660
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for bad debts	40,224
Depreciation and amortization	271,209	222,435
Deferred income taxes	(75,457)	58,000
Stock based compensation expense	143,188
Income tax benefit on non-qualified stock options	288,000	122,000
Changes in operating assets and liabilities:
Trade accounts receivable	(202,926)	(374,665)
Inventories	(1,069,984)	(336,562)
Income tax receivable/payable	1,025,995	(106,000)
Other current assets	(110,800)	5,651
Other assets		(13,916)
Accounts payable	106,454	124,793
Accrued expenses	225,365	24,886
Net cash provided by operating activities	2,181,940	171,282

Investing activities:
Payment for acquisition		(225,000)
Purchases of available-for-sale securities	(5,363,610)
Sales of available-for-sale securities	3,116,329
Capital expenditures	(141,620)	(118,463)
Payment of note receivable	2,500	9,500
Payments of note receivable from related party	29,750
Net cash used in investing activities	(2,356,651)	(333,963)

Financing activities - exercise of stock options	280,427	172,578

Net increase in cash and cash equivalents	105,716	9,897

Cash and cash equivalents at beginning of year	4,507,219	4,497,322

Cash and cash equivalents at end of year	$4,612,935	$4,507,219

Supplemental cash flow information - income taxes paid		$320,000

Noncash investing and financing activities:
Stock issued for acquisition		$12,500

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS
Note 1 - Business activities and summary of significant accounting policies:

Business activities:
The Company’s business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company currently conducts its operations through five related business divisions (i) RF Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connectors and cable assemblies used primarily in radio and other professional communications applications; (ii) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors and connector assemblies for aerospace, original electronics manufacturers and military electronics applications; (iii) Worswick Division is engaged in sales of microwave and radio frequency connectors and cable assemblies to end users in multi-media, radio and other communications applications (see Note 11); (iv) BioConnect Division is engaged in the design, manufacture and sales of cable interconnects for medical monitoring applications; and (v) Neulink Division is engaged in the design, manufacture and sales of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services.

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

Revenue recognition:
Revenue from product sales is recognized when the product is shipped and collectability is reasonably assured. At times, when the Company manufactures custom connectors and cable assemblies for aerospace or military customers, product acceptance is also a criteria for revenue recognition.

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

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS
Note 1 - Business activities and summary of significant accounting policies (continued):

Investments:
The Company follows Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities” which requires the Company’s investments in U.S. Treasury Bills to be classified as “available-for-sale securities” and valued at fair market value at month end. If there is any other than temporary decline in fair value, the cost basis of the individual security will be written down to fair value via a charge to earnings. Net unrealized holding gains on these investments as of October 31, 2006 were $5,308.

Goodwill:
The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. There was no impairment of goodwill as a result of impairment tests performed according to SFAS 142 in 2006 and 2005.

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

Amortizable intangible assets:
As of October 31, 2006 and 2005, other intangible assets consist of a covenant not to compete agreement in the amount of $120,000 which is amortized over a three year life with accumulated amortization of $46,667 and $6,667, respectively. Amortization expense is expected to be $40,000 and $33,333 in the years ending October 31, 2007 and 2008, respectively.

Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $196,000 and $135,000 in 2006 and 2005, respectively.

Research and development:
The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $0 and $45,000 in 2006 and 2005, respectively.

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

Stock options:
The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”). “Accounting for Stock Issued to Employees,” which only requires charges to compensation expense for the excess, if any, of the fair market value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transaction Disclosure.”

The Company’s historical net income and earnings per common share and pro forma net income and earnings per share assuming compensation cost had been determined based on the fair value on the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	2006	2005
Net income:
As reported	$1,540,672	$444,660

Add stock compensation expense
recognized under APB 25	143,188

Deduct total stock-based employee
compensation expense determined
under the fair value based method
for all awards - net of income taxes	(528,000)	(208,000)

Pro forma	$1,155,860	$236,660

Basic earnings per share:
As reported	$.48	$.15
Pro forma	$.36	$.08

Diluted earnings per share:
As reported	$.42	$.12
Pro forma	$.31	$.06

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):

Stock options (concluded):

The fair value of each option granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005

Dividend yield	0%	0%
Expected volatility	54% to 57%	56%
Risk-free interest rate	4.42%to 4.95%	4.34%
Expected lives	5 years	4 years
Weighted average fair market value of
options granted during the year	$3.54	$2.34

Earnings per share:
Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by us upon the exercise of stock options in any period for the year ended October 31, 2006, that were not included in the computation because they were anti-dilutive, totaled 77,929. During the year ended October, 31 2005, all options were considered dilutive and included in the calculation of diluted earnings per share.

The following table summarizes the calculation of basic and diluted earnings per share:

	2006	2005
Numerators:
Net income (A)	$1,540,672	$444,660

Denominators:
Weighted average shares outstanding for basic
earnings per share (B)	3,185,920	3,049,215
Add effects of potentially dilutive securities -
assumed exercise of stock options	525,615	744,273

Weighted average shares for diluted
earnings per share (C)	3,711,535	3,793,488

Basic net earnings per share (A)÷(B)	$.48	$.15

Diluted net earnings per share (A)÷(C)	$.42	$.12

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for our 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):

New accounting pronouncements (concluded):
In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt SAB 108 by the end of fiscal 2007 and will early adopt during the first quarter of fiscal 2007. The Company has not completed its analysis but does not expect adoption to have a significant impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

Note 2 - Concentration of credit risk and sales to major customers:

The Company maintains its cash balances with several financial institutions. As of October 31, 2006, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $746,000. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Sales to one customer represented 17% and 15% of total sales, and 12% and 10% of total accounts receivable in 2006 and 2005, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Inventories and major vendors:

Inventories consist of the following as of October 31, 2006 and 2005:

	2006	2005

Raw materials and supplies	$1,038,857	$845,313
Work in process	20,024	63,242
Finished goods	4,259,125	3,318,293
Less inventory reserve	(67,522)	(46,348)

Totals	$5,250,484	$4,180,500

Purchases of connector products from two major vendors represented 46% and 12% of the total inventory purchases in 2006 and 35% and 24% in 2005, respectively. The increase is due primarily to a one-time purchase of a two year supply of certain connectors. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Commitments:

The Company leases its facilities in San Diego, California and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in June 2005, adding additional square feet. The amended lease expires in May 2010 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rents were $59,000 as of October 31, 2006 and $55,000 at October 31, 2005. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Las Vegas lease is on a one year lease expiring in January 2007. After expiration, the lease will operate on a month-to-month basis while terms for a long-term lease are renegotiated. The Company also leases certain automobiles under operating leases which expire at various dates through December 2008.

Rent expense under all operating leases totaled approximately $399,000 and $276,000 in 2006 and 2005, respectively.

Minimum lease payments under these operating leases in each of the years subsequent to October 31, 2006 are as follows:

Year Ending
October 31,	Amount

2007	$272,000
2008	232,000
2009	223,000
2010	132,000

Total	$859,000

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Commitments (concluded):

The Company has an employment agreement with the President and Chief Executive Officer for a term of up to three consecutive one year periods commencing on June 20, 2005 (the “Commencement Date”), and ending on June 20, 2008, which expires at the end of each Employment Year of June 19 and may be extended for an additional Employment Year on the anniversary dates thereafter. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to $287,292 at October 31, 2006.

Note 5 - Geographical information:

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2006 and 2005:

	2006	2005

United States	$13,740,623	$11,818,019
Foreign countries	1,447,270	1,333,557

Totals	$15,187,893	$13,151,576

Note 6 - Income taxes:

The provision for income taxes consists of the following:

	2006	2005
Current:
Federal	$1,032,000	$256,000
State	266,172	80,000
	1,298,172	336,000
Deferred:
Federal	(65,000)	56,000
State	(10,457)	2,000
	(75,457)	58,000

Totals	$1,222,715	$394,000

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS
Note 6 - Income taxes (concluded):

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2006		2005
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Income tax at Federal
statutory rate	$940,000	34.0%	$285,000	34.0%

State tax provision, net
of Federal tax benefit	169,000	6.1	52,000	6.2

Nondeductible differences	43,000	1.6	8,000	0.9

Change in valuation allowance	(34,000)	(1.2)	3,000	0.4

Expiration of capital loss
carryforwards	34,000	1.2	-	0.0

Other	70,715	2.5	46,000	5.5
Provision for income
taxes	$1,222,715	44.2%	$394,000	47.0%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2006 and 2005 are as follows:

	2006	2005
Assets:
Allowance for doubtful accounts	$18,000	$6,000
Inventory obsolescence	27,000	18,000
Accrued vacation	61,000	59,000
State income taxes	66,000	30,000
Capital loss carryforwards	3,000	37,000
Other	24,075	23,000
Totals	199,075	173,000

Liabilities:
Depreciation	(90,618)	(106,000)

Less valuation allowance	(3,000)	(37,000)

Net deferred tax assets	$105,457	$30,000

A valuation allowance has been established for the capital loss carry-forward, due to the Company no longer investing in assets to offset these losses in the foreseeable future.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS
Note 7 - Stock options:

Incentive and Non-Qualified Stock Option Plans:
The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire or are forfeited or are exercised. As of October 31, 2006, a total of 313 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2006, a total of 6,000 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. In May 2003, the Board of Directors and Shareholders approved an increase to the 2000 Option Plan of 100,000 options. In June 2006, the Shareholders approved an increase to the 2000 Option Plan of 250,000 options. Accordingly, as of October 31, 2006, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 710,000, of which 402,938 are still outstanding and 43,250 options were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options with a one year vesting provision. Incentive stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant, while non-qualified options are granted at no less than 85% of the fair value of the common stock on the date of grant.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Incentive and Non-Qualified Stock Option Plans (concluded):

Additional required disclosures related to stock option plans:
Additional information regarding all of the Company's outstanding stock options at October 31, 2006 and 2005 and changes in outstanding stock options in 2006 and 2005 follows:

	2006		2005

		Weighted		Weighted
	Shares	Average	Shares	Average
	or Price	Exercise	or Price	Exercise
	Per Share	Price	Per Share	Price

** Options outstanding at beginning of year	906,097	$ 1.99	1,035,714	$ 1.63
Options granted	272,508	6.02	60,705	5.34
Options exercised	(170,092)	1.65	(83,372)	2.07
* Options purchased for cash			(100,000)	.10
Options forfeited	(34,391)	5.38	(6,950)	4.65

** Options outstanding at end of year	974,122	3.05	906,097	1.99

Option price range at end of year	$.10 - $7.50		$.10 - $6.38

*	This transaction consisted of the Company repurchase of 100,000 options from the Company’s Chief Executive Officer for $551,000.

**
Included in the options outstanding are 564,871 in 2006 and 690,963 in 2005 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

The following table summarizes information about stock options outstanding at October 31, 2006, all of which are at fixed-prices:

			Weighted Average		Weighted
		Weighted	Remaining		Average
Range of		Average	Contractual Life	Number	Exercise Price
Exercise	Number	Exercise	of Options	of Options	of Options
Price	Outstanding	Price	Outstanding	Exercisable	Exercisable

$.10	298,871	$.10	1yr. after termination	298,871	$.10
$1.33 - $ 2.50	147,693	2.12	5yrs.	67,693	2.12
$2.66 - $3.95	187,535	3.03	7yrs.	87,535	3.18
$4.94 - $7.50	340,023	6.07	8yrs.	206,265	5.25
	974,122	3.05		660,364	2.32

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Retirement plan:

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2006 or 2005.

Note 9 - Related party transactions:

The note receivable from stockholder of $66,980 at October 31, 2006 and 2005 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by the properties owned by the President.

The notes receivable from related parties was zero at October 31, 2006 and $29,750 at October 31, 2005, were due from an employee of the Company, bore interest at 6% and were due when shares of the Company’s common stock were sold by the employee. The notes are collateralized by properties owned by the employee. The related party notes were repaid with accrued interest on December 23, 2005.

A director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2006 and 2005, the Company paid the firm $39,870 and $39,360, respectively, for services rendered.

Note 10- Legal proceedings:

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

Note 11- Business acquisition:

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

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS
Note 11- Business acquisition (concluded):

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

Assuming the acquisition had taken place on the first day of the year ended October 31, 2005, unaudited net sales would have been approximately $13,401,000 while unaudited net income and earnings per share information would not have been materially different than the amounts shown on the accompanying statement of income for the year ended October 31, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 29 , 2007	By:	/s/ Howard F. Hill
Howard F. Hill, President/CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: January 29 , 2007	By: /s/ Victor H. Powers Victor H. Powers, Chief Financial Officer (Principal Accounting Officer)

Dated: January 29 , 2007	By: /s/ Howard F. Hill Howard F. Hill, President/CEO (Principal Executive Officer)

Dated: January 29 , 2007	By: /s/ John Ehret John Ehret, Director

Dated: January 29 , 2007	By: /s/ Marvin Fink Marvin Fink, Director

Dated: January 29 , 2007	By: /s/ William Reynolds William Reynolds, Director

Dated: January 29 , 2007	By: /s/ Robert Jacobs Robert Jacobs, Director

Dated: January 29 , 2007	By: /s/ Linde Kester Linde Kester, Director