Form 10QSB
period 2007-01-31
R F INDUSTRIES LTD
filed 2007-03-23
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JANUARY 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of March 2, 2007, the registrant had 3,318,233 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS

ASSETS	January 31, 2007	October 31, 2006
	(Unaudited)	(Note 1)
CURRENT ASSETS

Cash and cash equivalents	$5,485,410	$4,612,935
Investments in available-for-sale securities	1,041,248	2,252,589
Trade accounts receivable, net of allowance for doubtful accounts of $44,372 and $45,653	1,270,777	2,053,402
Inventories	5,517,542	5,250,484
Income tax refund receivable	125,604	-
Other current assets	258,500	208,156
Deferred tax assets	180,000	196,075
TOTAL CURRENT ASSETS	13,879,081	14,573,641

Equipment and furnishings:
Equipment and tooling	1,662,822	1,662,822
Furniture and office equipment	386,137	386,137
	2,048,959	2,048,959
Less accumulated depreciation	1,726,203	1,672,813
TOTAL	322,756	376,146

Goodwill	200,848	200,848
Amortizable intangible asset, net	63,333	73,333
Note receivable from stockholder	66,980	66,980
Other assets	28,087	28,087
TOTAL ASSETS	$14,561,085	$15,319,035

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS

	January 31, 2007	October 31, 2006
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$358,290	$441,203
Accrued expenses	406,433	603,351
Income taxes payable	20,940	719,864
TOTAL CURRENT LIABILITIES	785,663	1,764,418
Deferred tax liabilities	76,000	90,618
TOTAL LIABILITIES	861,663	1,855,036

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,268,228 and 3,252,613 shares issued and outstanding	32,682	32,526
Additional paid-in capital	4,787,975	4,582,897
Retained earnings	8,876,200	8,843,268
Accumulated other comprehensive income	2,565	5,308
TOTAL STOCKHOLDERS’ EQUITY	13,699,422	13,463,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,561,085	$15,319,035

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31
(Unaudited)

	2007	2006

Net sales	$3,152,128	$3,374,912

Cost of sales	1,890,421	1,814,343

Gross profit	1,261,707	1,560,569

Operating expenses:

Engineering	116,982	149,346

Selling and general	1,123,531	1,020,402

Totals	1,240,513	1,169,748

Operating income	21,194	390,821

Other income - interest	108,738	73,012

Income before provision for income taxes	129,932	463,833

Provision for income taxes	97,000	198,500

Net income	$32,932	$265,333

Basic earnings per share	$0.01	$0.09

Diluted earnings per share	$0.01	$0.07

Basic weighted average shares outstanding	3,256,758	3,107,732

Diluted weighted average shares outstanding	3,817,132	3,656,857

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$32,932	$265,333
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debts	(3,894)	13,344
Depreciation and amortization	63,390	67,784
Deferred income taxes	1,457
Stock based compensation expense	129,851	-
Income tax benefit on non-qualified stock options	-	111,100
Changes in operating assets and liabilities:	-	-
Trade accounts receivable	786,519	488,209
Inventories	(267,058)	167,805
Income tax refund receivable / payable	(824,528)	87,400
Other current assets	(50,344)	(132,865)
Accounts payable	(82,913)	(104,892)
Accrued expenses	(196,918)	76,044

Net cash (used in) provided by operating activities	(411,506)	1,039,262

INVESTING ACTIVITIES:

Purchase of available-for-sale securities	-	(1,021,824)
Sale of available-for-sale securities	1,208,598
Capital expenditures	-	(27,251)
Payment of notes receivable	-	2,500
Payments of notes receivable from related parties	-	29,750
Net cash (used in) provided by investing activities	1,208,598	(1,016,825)

FINANCING ACTIVITIES - exercise of stock options	75,383	134,497

Net increase in cash and cash equivalents	872,475	156,934

Cash and cash equivalents, beginning of period	4,612,935	4,507,219

Cash and cash equivalents, end of period	$5,485,410	$4,664,153

Supplemental disclosure of non cash investing activities:

Net decrease in unrealized gain on available-for-sale securities	($2,743)	-

Supplemental cash flow information:

Income taxes paid	$920,071	-

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet, as of October 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2006 included in the Company’s Annual Report on Form 10-KSB (“Form 10-KSB”) for the year ended October 31, 2006 that was previously filed with the Securities and Exchange Commission. Operating results for the three month period ended January 31, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

Note 2 - Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in U.S. Treasury Bills were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains as of January 31, 2007 were $2,565. Total comprehensive income was $30,189 and $265,333 for the three months ended January 31, 2007 and 2006, respectively.

Note 3 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	January 31, 2007	October 31, 2006
	(Unaudited)

Raw materials and supplies	$1,108,187	$1,038,857
Work in process	24,490	20,024
Finished goods	4,406,007	4,259,125
Inventory reserve	(21,142)	(67,522)

Total	$5,517,542	$5,250,484

Purchases of connector products from two major vendors in the three month period ended January 31, 2007, represented 26% and 24% compared to 43% and 16% of the total inventory purchases for the same period in 2006. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2007, the effects of the assumed exercise of options to purchase 123,758 shares of the Company’s common stock, at a price of $7.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. During the period ended January 31, 2006, all options were considered dilutive and included in the calculation of diluted earnings per share.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31
	2007	2006

Weighted average shares outstanding for basic earnings per share	3,256,758	3,107,732

Add effects of potentially dilutive securities-assumed exercised of stock options	560,374	549,125

Weighted average shares for diluted net earnings per share	3,817,132	3,656,857

Note 5 - Stock based compensation and equity transactions

Effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company elected to use the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of qualified and nonqualified options to our officers, directors and employees. Outstanding options are generally exercisable one year after the date of the grant and expire no more than ten years after the grant. The Company satisfies the exercise of options by issuing previously unissued common shares. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for stock options granted to employees and generally made no charges against earnings with respect to those options at the date of grant since our employee options had exercise prices that were equal to the market price of the Company’s stock on the grant date.

SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of January 31, 2007, the Company has not made that election.

For the three months ended January 31, 2007 the adoption of SFAS 123R reduced income from operations by $129,851, reduced net income by approximately $117,000 and reduced earnings per basic and diluted share by $0.04 and $0.03, respectively.

Also, in accordance with SFAS 123R, the Company will present on a prospective basis the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the statement of cash flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through October 31, 2006. This requirement will reduce the amount reflected as net cash provided by operating activities and net cash provided by financing activities for that period. Total cash flows will remain unchanged from that which would have been reported under prior accounting rules.

The weighted average fair value of employee stock options granted by us in the three months ended January 31, 2007 was estimated to be $3.64 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	5.00%
Dividend yield	0.00%
Expected life of the option	5 years
Volatility factor	57.00%

Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

The Company’s historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the three months ended January 31, 2006 based on the fair value instead of the intrinsic value at the grant date for all awards to the Company’s employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123R, and amortized ratably over the vesting period, are set forth below:

Net income - as reported	$265,333

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards - net of income tax effects	(35,244)

Net income - pro forma	$230,089

Basic earnings per share - as reported	$0.09

Basic earnings per share - pro forma	$0.07

Diluted earnings per share - as reported	$0.07

Diluted earnings per share - pro forma	$0.06

In accordance with the provisions of SFAS 123R, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

Issuances of Common Stock by the Company

During the three months ended January 31, 2007, the Company received cash proceeds of $75,383 from the exercise of options for the purchase of 15,615 shares of common stock.

RF Industries, Ltd. Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2007 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	974,122	$3.05
Options granted	10,000	$6.72
Options exercised	(15,615)	$4.62
Options canceled or expired	-
Options outstanding at end of period	968,507	$3.02	8.5 years	$5,110,686
Options exercisable at end of period	684,749	$2.32	5.4 years	$3,520,509

As of January 31, 2007, $633,752 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 1.6 years.

The total intrinsic value of stock options exercised during the three months ended January 31, 2007 was $56,247.

Note 6 - Concentration of Credit Risk

Two customers accounted for approximately 17% and 12% of the Company’s net sales for the three months ended January 31, 2007. One customer accounted for 16% of the Company’s net sales for the three month period ended January 31, 2006. Although these customers have been customers of the Company continuously during the past six years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that these customers or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 7 - Geographical Information

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month periods ended January 31, 2007 and 2006:

	Three Months Ended January 31
	2007	2006

United States	$2,574,523	$3,013,718

Foreign countries	577,605	361,194

	$3,152,128	$3,374,912

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three months ended January 31, 2007 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 5.83%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of January 31, 2007, the Company estimated that its effective annual tax rate for the year ending October 31, 2007 will be approximately 74.7%, which is above the expected statutory rate primarily as a result of permanent differences between income before taxes for financial reporting purposes and taxable income. The most significant permanent difference was related to the portion of compensation expense recognized for financial reporting purposes that was attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. The Company recognized noncash, nondeductible charges to compensation expense of approximately $97,000 in the three months ended January 31, 2007 related to ISOs under SFAS 123R.

Note 9 - Subsequent Event

On March 14, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share. The dividend payment will be payable to stockholders on April 16, 2007 to shareholder of record on March 30, 2007

Item 2: Management’s Discussion and Analysis and Plan of Operation

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis and Plan of Operation,” under the caption “Risk Factors,” and the audited financial statements and related notes included in the Company’s Annual Report filed on Form 10-KSB for the year ended October 31, 2006 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The financial statements of the Company’s are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company’s management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company’s significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2006.

Executive Overview

The Company’s markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represent 80% of the Company’s net sales during the three month period ended January 31, 2007, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

▪	As of January 31, 2007, the amount of cash and cash equivalents was equal to $5,485,410 in the aggregate and the Company had $1,041,248 of investments in available-for-sale securities.

▪	As of January 31, 2007, the Company had $13,879,081 in current assets, and $785,663 in current liabilities.

▪	As of January 31, 2007, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

The Company recognized net income of $32,932 for the three months ended January 31, 2007. However, despite generating net income, the Company realized negative cash flows of $411,506 from its operating activities. The Company’s overall cash position increased by $872,475 during the three month period ended January 31, 2007. The principal reason for the negative cash flow from operations included the purchase of additional inventory and the payment of approximately $920,000 of income taxes. The income tax obligation was recognized in prior periods and paid during this last fiscal quarter.

Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2007 decreased approximately 38%, or by $786,519 to $1,270,777 compared to the October 31, 2006 balance of $2,053,402. The decrease in accounts receivable is due to both a 7% decrease in net sales for the first fiscal quarter of 2007 compared with the same period in the prior year and to improved receivables management and collection efforts by the Company.

Inventories at January 31, 2007 increased 5%, or $267,058 to $5,517,542 compared to $5,250,484 on October 31, 2006. The increase in inventories is due to decreased sales during the fiscal quarter ended January 31, 2007. The Company did not adjust its inventory purchases during the last fiscal quarter to reflect the decrease in sales.

Other current assets, including prepaid expenses and deposits, increased $50,344 to $258,500 as of January 31, 2007, from $208,156 on October 31, 2006.

Accounts payable at January 31, 2007 decreased $82,913 to $358,290 from $441,203 on October 31, 2006. The change in accounts payable is merely the result of the timing of invoices received and payments made.

Net cash provided by investing activities was $1,208,598 for the three months ended January 31, 2007 and was attributed to the sale of available-for-sale securities.

Net cash provided by financing activities was $75,383 for the three months ended January 31, 2007, and was attributable to proceeds received from the exercise of stock options.

As of January 31, 2007, the Company had a total of $5,485,410 of cash and cash equivalents compared to a total of $4,612,935 of cash and cash equivalents on October 31, 2006. However, the amount of investments in available-for-sale securities decreased by $1,211,341 as the Company’s available-for-sale securities matured. Collectively, the amount of cash and available-for-sale securities that the Company held on January 31, 2007 decreased by $338,866 from the amount held on October 31, 2006 due to the negative cash flow from operations during the fiscal quarter ended January 31, 2007. However, the Company’s current liabilities decreased by $978,755 during the same fiscal quarter, as the Company’s cash and available-for-sale securities were used to reduce current liabilities, including accounts payable, accrued expenses, and income taxes payable. As a result of the significant reduction in current liabilities, as of January 31, 2007, the Company had working capital of $13,093,418 and a current ratio of 18:1.

On March 14, 2007 the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share. The dividend date of record is March 30, 2007 and the payment date is to stockholders on April 16, 2007. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

Results Of Operations

Three Months Ended 2007 vs. Three Months Ended 2006

Net sales in the current fiscal quarter ended January 31, 2006, decreased 7%, or $222,784 to $3,152,128 from $3,374,912 in the comparable fiscal quarter in the prior year, due to decreased sales of the Company’s connectors. The decrease in sales for connectors was partially offset by in increase in demand for cable assembly and Bioconnect products. The decrease in sales reflects a general decrease in demand for wireless connectors cable products due primarily to a lack of infrastructure capital investment by wireless providers during this period. The Company believes this decrease is temporary due to the recent consolidation of wireless providers.

Historically, foreign sales represent approximately 10% of net sales, foreign sales accounted for approximately 11% of net sales during the three month period ended January 31, 2006. Foreign sales for the fiscal quarter ended January 31, 2007 increased by $216,411 to approximately 18% of the Company’s net sales primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales declined from 46% to 40% during the current fiscal quarter compared to the same fiscal quarter last year. The decline in gross margins during the current quarter resulted from higher cost of goods sold for cable assembly products compared to connector products. The revenue mix of connectors to cable assembly products was significantly different in this three month period compared to the same three month period last year. Cable assembly revenues increased by over $300,000 while RF connector sales decrease by $500,000. Because cable assemblies are more labor intensive, the Company’s margins for cable sales are significantly lower than its margins for connector sales. The Company’s labor costs also increased during the 2007 fiscal quarter compared to the comparable quarter last year due to changes in the accounting for stock options. As a result of the new method of accounting, the Company incurred a $49,017 cost of sales expense related to employee stock options. No such expense was recognized last year. Overall, the Company’s four smaller divisions have significantly lower gross margins than the RF Connector and Cable Assembly division. Since the connector and cable assembly products net sales decreased as a percentage of the Company’s total sales (overall connector and cable sales represented 80% of net sales in the current three month period, compared with 89% in the comparable period of the prior year), the increase in sales of lower margin divisions reduced the combined gross margins in the current period.

Engineering expenses decreased 22%, or $32,364, to $116,982 from $149,346 in the comparable quarter of the prior year due to a decrease in development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 10% or $103,129 to $1,123,531 from $1,020,402 in the comparable quarter of the prior fiscal year. Selling and general expenses were higher in the first quarter of the current fiscal year due primarily to the company incurring an $80,834 expense related to expensing employee stock options. Under the new accounting for stock based compensation regulations, the Company is required to expense the value of equity securities (stock options) previously granted over the periods in which the related services are rendered. Accordingly, since the new accounting regulations went into effect on November 1, 2006, stock option expense was recognized during the fiscal quarter ended January 31, 2007, but no such expense was recognized for the same fiscal period last year. Additionally, employee benefits costs increased for all divisions from the comparable period in 2006. Due to the decrease in net sales, the selling and general expenses for the current period as a percentage of sales were 36% compared with 30% in the prior year.

Other income for the first quarter of 2007 increased $35,727 over the same period in the prior year due to higher investment interest income.

As a result of the decrease in revenues, the decrease in gross profit as a percentage of sales, and the increase in selling and general expenses, income before provision for income taxes during the fiscal quarter ended January 31, 2007 decreased by $333,901 to $129,932.

The provision for income taxes during the 2007 fiscal quarter, however, was $97,000 (or a combined estimated Federal and state income tax rate of approximately 75%), compared to $198,500 in the fiscal quarter ended January 31, 2006 (or a combined estimated Federal and state income tax rate of approximately 43%). The significant increase in the combined statutory Federal and state tax rate in the 2007 fiscal quarter is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash, charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for the financial reporting purposes but are generally not deductible for tax reporting purposes.

The combination of an overall decrease in sales compared to last year, a decrease in gross margins due to a decrease in sales of higher gross margin products, and increased labor costs (both actual payments and the accounting effect of stock option expenses) and other selling and general expenses, the Company’s operating income decreased to $21,194 for the first fiscal quarter of 2007 from $390,821 in the prior year’s fiscal quarter. The decrease in operating income was partially offset by higher interest income and lower income taxes. Accordingly, net income for the fiscal quarter ended January 31, 2007 was $32,932 compared to $265,333 for the same period last year.

Risk Factors

Investors should carefully consider the risks described below and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006. The risks and uncertainties described below and in the Annual Report are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Dependence On RF Connector and Cable Assembly Products

Of the Company’s five operating divisions, the three divisions that market RF connectors and cables account for approximately 78% of the Company’s net sales for the fiscal year ended October 31, 2006, and approximately 80% of net sales during the three month period ended January 31, 2007, respectively. The Company expects that sales of RF connector and cable products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the three RF connector and cable divisions could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly division, the largest of these three divisions, are described below.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs.

Substantially all of the Company’s RF Connector and Cable Assembly products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connector and Cable Assembly and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net sales and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 65% of the net sales of the Company for the fiscal year ended October 31, 2006, and approximately 49% for the three month period ended January 31, 2007. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customers

One customer accounted for approximately 16% of the net sales of the Company’s RF Connector and Cable Assembly division for the fiscal year ended October 31, 2006 and two customers accounted for 17% and 12% of net sales for the three month period ended January 31, 2007. Although this customer has been an on-going major customer of the Company during the past five years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. Accordingly, the Company’s largest customer could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 18% of net sales during the three month period ended January 31, 2007, and approximately 11% for the comparable periods in 2006. The $216,411 increase in foreign sales in the 2007 period was primarily due to cable assembly sales to one major international customer. International revenues are subject to a number of risks, including:

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

Changes in Stock Option Accounting Rules Will Adversely Affect The Company’s Reported Operating Results, And Therefore May Adversely Affect The Company’s Stock Price And The Company’s Ability To Attract And Retain Employees

Since November 1, 2006, the Company is now subject to the new rules of the Financial Accounting Standards Board, SFAS No. 123 (R), "Share-Based Payment," which rules require it to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Historically, the Company has compensated almost all of its full-time employees, and all of its officers and directors, with such share- based compensation awards in the past in order to limit its cash expenditures and to attract and retain its employees, officers and directors. Accordingly, if the Company continues to grant stock options or other share-based compensation awards to its officers, directors, employees, and consultants, its future earnings, if any, will be reduced (or the Company’s future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. Furthermore, under certain circumstances, the Company will in the future have to recognize expenses for options previously granted prior to the adoption of SFAS No. 123(R), thereby reducing its future net income even if no new options are granted. The adverse effects that the new accounting rules may have on the Company’s future financial statements may reduce the Company’s stock price and make it more difficult for it to attract new investors.

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

Volatility of Trading Prices

In the past several years the market price of the Company’s common stock has fluctuated greatly, and the volume of the Company’s common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company’s performance or any announcements by the Company. Factors that may result in such fluctuations include:

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment has determined that as of January 31, 2007, a material weakness existed relating to inadequate staffing and a lack of financial accounting expertise. This deficiency resulted in the need for certain adjustments to equity-based compensation expense and the provision for income taxes. Although not all of these adjustments were material, until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2007 based on the criteria in Internal Control - Integrated Framework.

The lack of staff resources and financial expertise arose due to employee turnover, the inability of the Company to timely fill accounting and other financial related positions, and the unavailability of one of our outside financial consultants to assist with our quarterly closing. Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weakness identified above. However, as of January 31, 2007, the Company had not fully remediated the material weakness in the Company’s internal control over financial reporting.

In order to further remediate this material weakness, the Company has purchased, and during the current fiscal quarter, will activate, a new computer software program specifically designed to track and account for stock-based compensation awards. In addition, the Company has retained additional consultants to provide future assistance in evaluating tax provisions and other complex accounting and reporting issues in conformity with generally accepted accounting principles in the United States of America.

Except for the matters discussed above, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RF INDUSTRIES, LTD.

Dated: March 23, 2007	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: March 23, 2007	By:	/s/ James Doss
James Doss
Acting Chief Financial Officer