Form 10QSB
period 2007-04-30
R F INDUSTRIES LTD
filed 2007-06-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of May 23, 2007, the registrant had 3,318,223 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	April 30, 2007	October 31, 2006
ASSETS	(Unaudited)	(Note 1)

CURRENT ASSETS

Cash and cash equivalents	$6,653,131	$4,612,935
Investments in available-for-sale securities	-	2,252,589
Trade accounts receivable, net of allowance for doubtful accounts of $43,211 and $45,653	1,569,395	2,053,402
Inventories	5,159,658	5,250,484
Income tax refund receivable	106,544	-
Other current assets	218,225	208,156
Deferred tax assets	193,000	196,075
TOTAL CURRENT ASSETS	13,899,953	14,573,641

Equipment and furnishings:
Equipment and tooling	1,744,900	1,662,822
Furniture and office equipment	386,137	386,137
	2,131,037	2,048,959
Less accumulated depreciation	1,781,417	1,672,813
TOTAL	349,620	376,146

Goodwill	200,848	200,848
Amortizable intangible asset, net	53,333	73,333
Note receivable from stockholder	66,980	66,980
Other assets	28,087	28,087
TOTAL ASSETS	$14,598,821	$15,319,035

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	April 30, 2007	October 31, 2006
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$345,200	$441,203
Accrued expenses	411,769	603,351
Income taxes payable	-	719,864
TOTAL CURRENT LIABILITIES	756,969	1,764,418
Deferred tax liabilities	88,500	90,618
TOTAL LIABILITIES	845,469	1,855,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,318,233 and 3,252,613 shares issued and outstanding	33,182	32,526
Additional paid-in capital	5,131,891	4,582,897
Treasury stock at cost, 68,663 shares	(399,931)	-

Retained earnings	8,988,210	8,843,268

Accumulated other comprehensive income	-	5,308
TOTAL STOCKHOLDERS’ EQUITY	13,753,352	13,463,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,598,821	$15,319,035

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006

Net sales	$3,382,991	$3,769,320	6,535,119	$7,144,232

Cost of sales	1,861,551	1,977,478	3,751,972	3,791,821

Gross profit	1,521,440	1,791,842	2,783,147	3,352,411

Operating expenses:

Engineering	115,951	130,817	232,933	280,163

Selling and general	1,157,946	1,029,744	2,281,477	2,050,146

Totals	1,273,897	1,160,561	2,514,410	2,330,309

Operating income	247,543	631,281	268,737	1,022,102

Other income - interest	88,932	33,071	197,670	106,083

Income before provision for income taxes	336,475	664,352	466,407	1,128,185

Provision for income taxes	158,100	269,800	255,100	468,300

Net income	$178,375	$394,552	$211,307	$659,885

Basic earnings per share	$0.05	$0.12	$0.06	$0.21

Diluted earnings per share	$0.05	$0.11	$0.06	$0.18

Basic weighted average shares outstanding	3,293,199	3,202,405	3,274,776	3,151,169

Diluted weighted average shares outstanding	3,531,394	3,708,624	3,674,060	3,678,841

Dividends Paid	$66,365		$66,365

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$211,307	$659,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(2,142)	11,140
Depreciation and amortization	128,605	137,488
Income tax benefit on non-qualified stock options Deferred income tax Stock based compensation expense	(114,000) 957 259,702	188,900 - -
Changes in operating assets and liabilities:
Trade accounts receivable	486,149	(38,185)
Inventories	90,826	177,658
Income tax refund receivable/payable	(712,408)	279,400
Other current assets	(10,069)	(63,263)
Accounts payable	(96,003)	174,845
Accrued expenses	(191,582)	37,635
Net cash provided by operating activities	51,342	1,565,503

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	-	(2,613,990)
Maturity of available-for-sale securities	2,247,281
Capital expenditures	(82,079)	(67,903)
Collection of notes receivable	-	2,500
Collection of notes receivable from related parties	-	29,750
Net cash provided by (used in) investing activities	2,165,202	(2,649,643)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	175,948	157,035
Purchase of treasury stock	(399,931)	-
Income tax benefit on non-qualified stock options	114,000	-
Dividends paid	(66,365)	-
Net Cash provided by (used in) financing activities	(176,348)	157,035

Net increase (decrease) in cash and cash equivalents	2,040,196	(927,105)

Cash and cash equivalents at the beginning of the period	4,612,935	4,507,219

Cash and cash equivalents at the end of the period	$6,653,131	$3,580,114

Supplemental disclosure of non cash investing activities:
Income taxes paid	$966,551	-
Effect of net increase in fair value of available-for-sale securities	-	$17,310

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2006 included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 that was previously filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended April 30, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

Note 2 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	April 30, 2007	October 31, 2006
	(Unaudited)

Raw materials and supplies	$1,006,785	$1,038,857
Work in process	22,851	20,024
Finished goods	4,188,996	4,259,125
Inventory reserve	(58,974)	(67,522)

Total	$5,159,658	$5,250,484

Purchases of connector products from two major vendors in the six month period ended April 30, 2007, represented 19% and 15% compared to 21% and 13% of the total inventory purchases for the same period in fiscal year 2006. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. The greatest number of the assumed exercise of options to purchase 123,758 shares of the Company’s common stock, at a price of $7.50 per share in either quarter of the six months ended April 30, 2007, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. During the period ended April 30, 2006, all options were considered dilutive and included in the calculation of diluted earnings per share.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006

Weighted average shares outstanding for basic net earnings per share	3,293,199	3,202,405	3,274,776	3,151,169

Add effects of potentially dilutive securities-assumed exercise of stock options	238,195	506,219	399,284	527,672

Weighted average shares for diluted net earnings per share	3,531,394	3,708,624	3,674,060	3,678,841

Note 4 - Stock Option Plan

Effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company elected to use the modified prospective transition method. This method requires compensation cost to be recognized in the financial statements over the service period for the fair value of all awards (including awards to employees) granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption and requires that prior periods not be restated. The stock incentive plans provide for the granting of qualified and nonqualified options to our officers, directors and employees. Outstanding options are generally exercisable one year after the date of the grant and expire no more than ten years after the grant. The Company satisfies the exercise of options by issuing previously unissued common shares. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for stock options granted to employees and generally made no charges against earnings with respect to those options at the date of grant since the employee options had exercise prices that were equal to the market price of the Company’s stock on the grant date.

SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of April 30, 2007, the Company has not made that election.

For the three and six months ended April 30, 2007, the adoption of SFAS 123R reduced income from operations by $129,851 and $259,702, reduced net income by approximately $117,000 and $234,000 and reduced basic earnings per share by $0.04 and $0.07, respectively and diluted earnings per share by $0.03 and $0.06, respectively.

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

No stock options were granted during the three months ended April 30, 2007. The weighted average fair value of employee stock options granted in the six months ended April 30, 2007 was estimated to be $3.64 per share using the Black-Scholes option pricing model with the following assumptions:

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

The Company’s historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the six months ended April 30, 2006 based on the fair value instead of the intrinsic value at the grant date for all awards to the Company’s employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123R and amortized ratably over the vesting period, are set forth below:

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006

Net income - as reported	$394,552	$659,885

Deduct total stock-based employee compensation expense determined under fair value-based method for all awards - net of income tax effects	(41,321)	(76,565)

Net income - pro forma	$353,231	$583,320

Basic earnings per share - as reported	$0.12	$0.21

Basic earnings per share - pro forma	$0.11	$0.19

Diluted earnings per share - as reported	$0.11	$0.18

Diluted earnings per share - pro forma	$0.10	$0.16

In accordance with the provisions of SFAS 123R, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option pricing model.

Issuances of Common Stock by the Company
During the six months ended April 30, 2007, the Company received cash proceeds of $175,948 from the exercise of options for the purchase of 65,620 shares of common stock.

RF Industries, Ltd. Stock Option Plans
Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2007 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	974,122	$3.05
Options granted	10,000	$6.72
Options exercised	(65,620)	$2.68
Options canceled or expired	-
Options outstanding at end of period	918,502	$3.12	8.2 years	$2,652,003
Options exercisable at end of period	634,744	$2.35	5.1 years	$2,173,603

As of April 30, 2007, $471,349 of expense with respect to nonvested share-based arrangements has yet to be recognized and which is expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of stock options exercised during the six months ended April 30, 2007 was $350,292.

Note 5 - Concentration of Credit Risk

Two customers accounted for approximately 17% and 10% of the Company’s net sales for the three and six months ended April, 30, 2007. Two customers accounted for 18% and 9% of the Company’s net sales for the three and six month periods ended April, 30, 2006. Although these customers have been customers of the Company continuously during the past six years, the written agreement with these customers does not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that these customers or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels, or that the Company will be able to obtain orders from new customers.

Note 6 - Geographic Information

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2007 and 2006:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006

United States	$2,802,219	$3,402,094	$5,376,742	$6,415,812

Foreign countries	580,772	367,226	1,158,377	728,420

	$3,382,991	$3,769,320	$6,535,119	$7,144,232

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three and six months ended April 30, 2007 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 5.83%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of April 30, 2007, the Company estimated that its effective annual tax rate for the year ending October 31, 2007 will be approximately 54.7%, which is above the expected statutory rate primarily as a result of permanent differences between income before taxes for financial reporting purposes and taxable income. The most significant permanent difference was related to the portion of compensation expense recognized for financial reporting purposes that was attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. The Company recognized noncash, nondeductible charges to compensation expense of approximately $97,000 and $158,100 for the three and six months ended April 30, 2007 related to ISOs under SFAS 123R.

 Note 8 - Subsequent Event

On June 1, 2007 the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share. The dividend date of record is June 30, 2007 and the payment date to stockholders is July 16, 2007. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

On June 1, 2007, the stockholders of the Company approved an amendment to the Company’s 2000 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 100,000 shares.

Item 2: Management’s Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies

The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company’s management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company’s significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2006.

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 80% of the Company’s net sales during the three and six month period ended April 30, 2007, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

▪	As of April 30, 2007, the amount of cash and cash equivalents was equal to $6,653,131 in aggregate and the Company had no investments in available-for-sale securities.

▪	As of April 30, 2007, the Company had $13,899,953 in current assets and $756,969 in current liabilities.

▪	As of April 30, 2007, the Company had no outstanding indebtedness (other than accounts payable, income taxes payable and accrued expenses).

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

The Company recognized net income of $211,307 for the six months ended April 30, 2007. The Company realized positive cash flows of $51,342 from its operating activities for the same period.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2007 decreased approximately 24%, or by $484,007 to $1,569,395 compared to the October 31, 2006 balance of $2,053,402. The decrease in accounts receivable is due to both decrease in net sales for the six months ended April 30, 2007 compared with the same period in the prior year and to improved receivables management and collection efforts by the Company.

Inventories at April 30, 2007 decreased 2%, or $90,826 to $5,159,658 compared to $5,250,484 on October 31, 2006. The Company has been adjusting its inventory purchases during the last fiscal quarter to reflect the decrease in sales.

Other current assets, including prepaid expenses and deposits, increased $10,069 to $218,225 as of April 30, 2007, from $208,156 on October 31, 2006.

Accounts payable at April 30, 2007 decreased $96,003 to $345,200 from $441,203 on October 31, 2006. The change in accounts payable is merely the result of the timing of invoices received and payments made.

Net cash provided by investing activities was $2,165,202 for the six months ended April 30, 2007 and was attributed to the sale of available-for-sale securities.

Net cash used in financing activities was $176,348 for the six months ended April 30, 2007, and was attributable to $175,948 of proceeds from the exercise of stock options, $399,931 used to purchase 68,663 shares of treasury stock, and $66,365 used to pay a $0.02 per share cash dividend.

As of April 30, 2007, the Company had a total of $6,653,131 of cash and cash equivalents compared to a total of $4,612,935 of cash and cash equivalents on October 31, 2006. However, the amount of investments in available-for-sale securities decreased by $2,252,589 as the Company’s available-for-sale securities matured. Collectively, the amount of cash that the Company held on April 30, 2007 increased by $2,040,196 from the amount held on October 31, 2006 due primarily to the reason given above. The Company had working capital of $13,142,984 and a current ratio of approximately 18:1.

On May 31, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share. The dividend date of record is June 30, 2007 and the payment date to stockholders is July 16, 2007. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

Results Of Operations

Three Months Ended April 30, 2007 vs. Three Months Ended April 30, 2006

Net sales in the current fiscal quarter ended April 30, 2007, decreased 10%, or $386,329 to $3,382,991 from $3,769,320 in the comparable fiscal quarter in the prior year, due to decreased sales of the Company’s connectors. The decrease in sales for connectors was partially offset by an increase in sales of cable assembly and Bioconnect products. The decrease in sales reflects a general decrease in demand for wireless connector and cable products due primarily to a lack of infrastructure capital investment by wireless providers during this period. The Company believes this decrease is temporary due to the recent consolidation of wireless providers.

Historically, foreign sales represent approximately 11% of net sales and accounted for approximately 17% of net sales during the three month period ended April 30, 2007. Foreign sales for the fiscal quarter ended April 30, 2007 increased by $213,546 to $580,772 as compared to the fiscal quarter in the prior year. Approximately 7% of the Company’s net sales are primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales declined from 48% to 45% during the current fiscal quarter compared to the same fiscal quarter last year. The decline in gross margins during the current quarter resulted from the increase in sales of lower margin cable assembly products compared to sales of higher margin connector products. The revenue mix of connectors to cable assembly products was different in this three month period compared to the current three month period last year. The Company’s labor costs also increased during the 2007 fiscal quarter compared to the comparable quarter last year due to changes in the accounting for stock options. As a result of the new method of accounting, the Company incurred a $49,038 cost of sales expense related to employee stock options. No such expense was recognized last year. Overall, the Company’s four smaller divisions have significantly lower gross margins than the RF Connector and Cable Assembly division. Since the connector and cable assembly products net sales decreased as a percentage of the Company’s total sales (overall connector and cable sales represented 80% of net sales in the current three month period, compared to 81% in the comparable period of the prior year), the increase in sales of lower margin divisions reduced the combined gross margins in the current period.

Engineering expenses decreased 11%, or $14,866, to $115,951 from $130,817 in the comparable quarter of the prior year due to a decrease in development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 12% or $128,202 to $1,157,946 from $1,029,744 in the comparable quarter of the prior year. Selling and general expenses were higher in the second quarter of the current fiscal year due primarily to the company incurring an $80,813 expense related to expensing employee stock options. Under the new accounting for stock based compensation regulations, the Company is required to expense the value of equity securities (stock options) previously granted over the periods in which the related services are rendered. Accordingly, since the new accounting regulations went into effect on November 1, 2006, stock option expense was recognized during the second quarter ended April 30, 2007, but no such expense was recognized for the same fiscal period last year. Additionally, employee benefits costs increased for all divisions from the comparable period in 2006. Due to the combination of a decrease in net sales and increased selling and general expenses, the selling and general expenses for the current period as a percentage of sales were 34% compared with 27% in the prior year.

Other income for the second quarter of 2007 increased $55,861 over the same period in the prior year due to higher investment interest income.

As a result of the decrease in revenues, the decrease in gross profit as a percentage of sales, and the increase in selling and general expenses, income before provision for income taxes during the fiscal quarter ended April 30, 2007 decreased by $327,877 to $336,475.

The provision for income taxes during the fiscal quarter ended April 30, 2007 was $158,100 (or a combined estimated Federal and state income tax rate of approximately 47%), compared to $269,800 in the fiscal quarter ended April 30, 2006 (or a combined estimated Federal and state income tax rate of approximately 41%). The significant increase in the combined statutory Federal and state tax rate in the 2007 fiscal quarter is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for financial reporting purposes but are generally not deductible for tax reporting purposes. Accordingly, income tax was determined based on the income the Company would have realized had it excluded all of the noncash securities compensation expenses.

The combination of an overall decrease in sales compared to last year, a decrease in gross margins due to a decrease in sales of higher gross margin products, and increased labor costs (both actual payments and the accounting effect of stock option expenses) and other selling and general expenses, caused the Company’s operating income to decreased to $247,543 for the second fiscal quarter of 2007 from $631,281 in the prior year’s fiscal quarter. The decrease in operating income was partially offset by higher interest income and lower income taxes. Accordingly, net income for the fiscal quarter ended April 30, 2007 was $178,375 compared to $394,552 for the same period last year.

Six Months Ended April 30, 2007 vs. Six Months Ended April 30, 2006

Net sales in the six months ended April 30, 2007 decreased 9%, or $609,113, to $6,535,119 from $7,144,232 in the comparable period in the prior year due to decreased in sales of the Company’s connector, cable assembly, Bioconnect and wireless products. The decrease in sales reflects a general decrease in sales of wireless connectors and cable products as well as decreased sales of Bioconnect products. The Company’s gross profit as a percentage of sales decreased to 43% from 47% during the first six months of fiscal 2007 compared to the same period in fiscal 2006.

Engineering expenses for the first six months of fiscal 2007 decreased 17%, or $47,230, to $232,933 from $280,163 in the comparable period of the prior year due to lower overall development costs for less new product enhancements.

Selling and general expenses increased 11%, or $231,331, to $2,281,477 from $2,050,146 in the comparable period of the prior fiscal year. The primary reasons for the increase is due to an additional $161,625 stock option compensation, approximately $20,000 increase in travel related expenses and $40,000 increase in accounting fees compared to the six months ended April 30, 2006.

The provision for income taxes during the six months ended April 30, 2007 was $255,100 (or a combined estimated Federal and state income tax rate of approximately 55%), compared to $468,300 in the six months ended April 30, 2006 (or a combined estimated Federal and state income tax rate of approximately 42%). The significant increase in the combined statutory Federal and state tax rate for the six months ended April 30, 2007 is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for financial reporting purposes but are generally not deductible for tax reporting purposes. Accordingly, income tax was determined based on the income the Company would have realized had it excluded all of the noncash securities compensation expenses.

Other income for the first six months of fiscal 2007 increased $91,587 over the same period in the prior year due to more cash available for investments and a higher rate of return on those investments.

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

Dependence On RF Connector and Cable Assembly Products

Of the Company’s five operating divisions, the three divisions that market RF connectors and cables account for approximately 78% of the Company’s net sales for the fiscal year ended October 31, 2006, and approximately 80% of net sales during the three month period ended April 30, 2007, respectively. The Company expects that sales of RF connector and cable products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the three RF connector and cable divisions could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly division, the largest of these three divisions, are described below.

The Company Depends On Third-Party Contract Manufacturers For Substantially All Of Its Connector Manufacturing Needs.

Substantially all of the Company’s RF Connector and Cable Assembly products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connector and Cable Assembly and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and Korea, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company’s manufacturers are unable to provide adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net sales and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

The risks associated with the Company’s dependence upon third parties that develop, manufacture and assemble the Company’s products include:

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 65% of the net sales of the Company for the fiscal year ended October 31, 2006, and approximately 49% for the three month period ended April 30, 2007. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customers

One customer accounted for approximately 16% of the net sales of the Company’s RF Connector and Cable Assembly division for the fiscal year ended October 31, 2006 and two customers accounted for 17% and 10% of net sales for the three month period ended April 30, 2007. Although this customer has been an on-going major customer of the Company during the past five years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. Accordingly, the Company’s largest customer could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

▪ frequent new product introductions and enhancements; and

▪ rapid product obsolescence.

To develop new products for the connector and wireless digital transmission markets, the Company must develop, gain access to and use new technologies in a cost-effective and timely manner. In addition, the Company must maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. The Company also must respond to changing industry standards and technological changes on a timely and cost-effective basis.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 17% of net sales during the three months ended April 30, 2007, and approximately 10% for the comparable period in 2006. The $213,546 increase in foreign sales for the three months ended April 30, 2007 was due to increased cooperative advertising, primarily in Mexico and cable assembly in Israel. International revenues are subject to a number of risks, including:

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, for the reasons set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2007.

Effective November 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for stock options granted to employees. In connection with the preparation of the quarterly financial statements for the fiscal quarter ending April 30, 2007, the Company determined that there was a weakness in the implementation of SFAS 123R and the determination of the related quarterly tax effect. The Company has taken certain actions to improve the Company’s internal controls over financial reporting, including the following:

•
In order to remedy the material weakness in implementing SFAS 123R, the Company has purchased, and is implementing, a new computer software program specifically designed to account for its stock options. In addition, the Company has retained additional consultants to provide future assistance in addressing the implementation of SFAS 123R.

•
In order to remedy the material weakness related to the Company’s quarterly tax provision, the Company retained the services of a CPA firm to provide assistance in preparing and evaluating the Company’s tax provision calculation.

Except for the matter discussed above, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended April 30, 2007, the Company repurchased the following shares:

Period (2007)	(a) Total Number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 10 to April 18	68,663	$5.82	68,663	31,337
Total	68,663	$5.82	68,663	31,337

The Company announced on April 4, 2007 that its Board of Directors had authorized $600,000 for the repurchase of up to 100,000 shares of the Company's common stock, from time to time, in open market, privately negotiated or block transactions at the discretion of the Company's management, subject to market conditions and other factors. As of April 30, 2007, the Company had repurchased a total of 68,663 shares in the open market.

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

RF INDUSTRIES, LTD.

Dated: June 14, 2007	By:	/s/ Howard F. Hill
Howard F. Hill, President Chief Executive Officer

Dated: June 14, 2007	By:	/s/James Doss
James Doss Acting Chief Financial Officer