Form 10QSB
period 2007-07-31
R F INDUSTRIES LTD
filed 2007-09-14
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of August 24, 2007, the registrant had 3,318,233 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	July 31, 2007	October 31, 2006
	(Unaudited)	(Note 1)
CURRENT ASSETS

Cash and cash equivalents	$4,959,070	$4,612,935
Investments in available-for-sale securities	2,856,696	2,252,589
Trade accounts receivable, net of allowance for doubtful accounts of $42,305 and $45,653	1,877,402	2,053,402
Inventories	4,737,444	5,250,484
Other current assets	228,066	208,156
Deferred tax assets	259,900	196,075
TOTAL CURRENT ASSETS	14,918,578	14,573,641

Equipment and furnishings:
Equipment and tooling	1,760,538	1,662,822
Furniture and office equipment	386,799	386,137
	2,147,337	2,048,959
Less accumulated depreciation	1,843,530	1,672,813
TOTAL	303,807	376,146

Goodwill	200,848	200,848
Amortizable intangible asset, net	43,333	73,333
Note receivable from stockholder	66,980	66,980
Other assets	28,087	28,087
TOTAL ASSETS	$15,561,633	$15,319,035

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 31, 2007	October 31, 2006
	(Unaudited)	(Note 1)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$372,440	$441,203
Accrued expenses	434,690	603,351
Income taxes payable	381,126	719,864
TOTAL CURRENT LIABILITIES	1,188,256	1,764,418
Deferred tax liabilities	124,900	90,618
TOTAL LIABILITIES	1,313,156	1,855,036

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,318,233 and 3,252,613 shares issued	33,182	32,526
Additional paid-in capital	5,315,135	4,582,897
Treasury stock, at cost, 78,792 shares	(458,824)
Retained earnings	9,357,288	8,843,268
Accumulated other comprehensive income	1,696	5,308
TOTAL STOCKHOLDERS’ EQUITY	14,248,477	13,463,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,561,633	$15,319,035

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006

Net sales	$4,313,346	$3,920,233	$10,848,465	$11,064,465

Cost of sales	2,264,283	1,989,226	6,016,255	5,781,047

Gross profit	2,049,063	1,931,007	4,832,210	5,283,418

Operating expenses:

Engineering	117,171	118,712	350,104	398,875

Selling and general	1,125,974	1,131,938	3,407,451	3,182,084

Totals	1,243,145	1,250,650	3,757,555	3,580,959

Operating income	805,918	680,357	1,074,655	1,702,459

Other income - interest	89,608	76,291	287,278	182,374

Income before provision for income taxes	895,526	756,648	1,361,933	1,884,833

Provision for income taxes	461,457	349,164	716,557	817,464

Net income	$434,069	$407,484	$645,376	$1,067,369

Basic earnings per share	$0.13	$0.13	$0.20	$0.34

Diluted earnings per share	$0.12	$0.11	$0.17	$0.29

Basic weighted average shares outstanding	3,248,058	3,209,484	3,265,739	3,171,260

Diluted weighted average shares outstanding	3,693,613	3,723,927	3,766,200	3,694,522

Dividends paid	$64,991		$131,356

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$645,376	$1,067,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(2,143)	11,140
Depreciation and amortization	200,717	200,173
Income tax benefit on non-qualified stock options	(114,000)	188,900
Deferred income tax	(29,543)	(92,096)
Stock-based compensation expense	442,946	103,041
Changes in operating assets and liabilities:
Trade accounts receivable	178,142	108,586
Inventories	513,040	19,098
Income tax refund receivable/payable	(224,737)	736,483
Other current assets	(19,910)	(59,764)
Accounts payable	(68,763)	216,509
Accrued expenses	(168,661)	131,986
Net cash provided by operating activities	1,352,464	2,631,425

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(607,719)	(4,680,869)
Maturity of available-for-sale securities	-	1,035,000
Capital expenditures	(98,378)	(117,229)
Collection of notes receivable	-	2,500
Collection of notes receivable from related parties	-	29,750
Net cash used in investing activities	(706,097)	(3,730,848)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	175,948	157,035
Purchase of treasury stock	(458,824)	-
Income tax benefit on non-qualified stock options	114,000	-
Dividends paid	(131,356)	-
Net cash (used in) provided by financing activities	(300,232)	157,035

Net increase (decrease) in cash and cash equivalents	346,135	(942,388)

Cash and cash equivalents at the beginning of the period	4,612,935	4,507,219

Cash and cash equivalents at the end of the period	$4,959,070	$3,564,831

Supplemental disclosure of cash flow information:
Income taxes paid	$966,551	-
Effect of net increase (decrease) in fair value of available-for-sale securities	$(3,612)	$21,148

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2006 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2006 included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006 that was previously filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006.

Note 2 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	July 31, 2007	October 31, 2006
	(Unaudited)

Raw materials and supplies	$928,466	$1,038,857
Work in process	11,844	20,024
Finished goods	3,892,756	4,259,125
Inventory reserve	(95,622)	(67,522)

Total	$4,737,444	$5,250,484

Purchases of connector products from two major vendors in the nine month period ended July 31, 2007, represented 13% and 12% compared to 46% and 12% of the total inventory purchases for the period ended July 31, 2006. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. The greatest number of the assumed exercise of options to purchase 163,923 shares of the Company’s common stock, at a price of $7.50 and $6.38 per share in any quarter of the nine months ended July 31, 2007, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006

Weighted average shares outstanding for basic net earnings per share	3,248,058	3,209,484	3,265,739	3,171,260

Add effects of potentially dilutive securities-assumed exercise of stock options	445,555	514,443	500,461	523,262

Weighted average shares for diluted net earnings per share	3,693,613	3,723,927	3,766,200	3,694,522

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

SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of July 31, 2007, the Company has not made that election.

For the three and nine months ended July 31, 2007, the adoption of SFAS 123R reduced income from operations by $183,244 and $442,946, reduced net income by approximately $168,000 and $402,000 and reduced basic earnings per share by $0.05 and $0.12, respectively, and diluted earnings per share by $0.05 and $0.11, respectively.

Also, in accordance with SFAS 123R, the Company presents the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the statement of cash flows.

No stock options were granted during the three months ended July 31, 2007. The weighted average fair value of employee stock options granted in the nine months ended July 31, 2007 was estimated to be $3.64 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	5.00%

Dividend yield	0.00%

Expected life of the option	5 years

Volatility factor	57.00%

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

The Company’s historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the nine months ended July 31, 2006 based on the fair value instead of the intrinsic value at the grant date for all awards to the Company’s employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123R and amortized ratably over the vesting period, are set forth below:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006

Net income - as reported	$407,484	$1,067,369
Add stock-based compensation recognized under APB 25	103,041	103,041
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards - net of income tax effects	(176,480)	(253,045)

Net income - pro forma	$334,045	$917,365

Basic earnings per share - as reported	$0.13	$0.34

Basic earnings per share - pro forma	$0.10	$0.29

Diluted earnings per share - as reported	$0.11	$0.29

Diluted earnings per share - pro forma	$0.09	$0.25

In accordance with the provisions of SFAS 123R, all other issuances of common stock, stock options to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option pricing model.

Issuances of Common Stock by the Company
During the nine months ended July 31, 2007, the Company received cash proceeds of $175,948 from the exercise of options for the purchase of 65,620 shares of common stock.

RF Industries, Ltd. Stock Option Plans
Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2007 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	974,122	$3.05
Options granted	10,000	$6.72
Options exercised	(65,620)	$2.68
Options canceled or expired	(780)	$6.58
Options outstanding at end of period	917,722	$3.12	7.04 years	$2,651,781
Options exercisable at end of period	634,464	$2.22	6.65 years	$2,173,381

As of July 31, 2007, $237,181 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 0.9 years.

The total intrinsic value of stock options exercised during the nine months ended July 31, 2007 was $350,292.

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 18% and 17% of the Company’s net sales for the three and nine months ended July 31, 2007. One customer accounted for 16% and 18% of the Company’s net sales for the three and nine month periods ended July 31, 2006. Although this customer has been a customer of the Company continuously during the past six years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels, or that the Company will be able to obtain orders from new customers.

Note 6 - Geographic Information

The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2007 and 2006:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006

United States	$3,823,593	$3,491,307	$9,299,607	$9,907,119

Foreign countries	489,753	428,926	1,548,858	1,157,346

	$4,313,346	$3,920,233	$10,848,465	$11,064,465

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three and nine months ended July 31, 2007 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 5.83%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of July 31, 2007, the Company estimated that its effective annual tax rate for the year ending October 31, 2007 will be approximately 53%, which is above the expected statutory rate primarily as a result of permanent differences between income before taxes for financial reporting purposes and taxable income. The most significant permanent difference was related to the portion of compensation expense recognized for financial reporting purposes that was attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. The Company’s provision for income taxes was approximately $461,500 and $716,600 for the three and nine months ended July 31, 2007, respectively.

Note 8 - Investments

As of July 31, 2007, available-for-sale securities consisted of investments in auction-rate securities consisting of various municipal bonds. Although the auction-rate securities have long-term maturities, their dividend rates reset every seven to ten days through a Dutch auction process and management believes, but cannot assure, that the Company can liquidate them on a short-term basis at their original cost, Accordingly, they have been classified as current assets.

 Note 9 - Subsequent Events

Effective September 1, 2007, the Company acquired the business and substantially all of the assets of Radiomobile Inc., a privately held San Diego, California, based OEM provider of end-to-end mobile management solutions implemented over wireless networks. Radiomobile Inc. will operate as a separate division and will supplement the operations of the Company’s Neulink division. The aggregate purchase price that the Company is required to pay for the Radiomobile Inc. assets depends upon the revenues generated by the new Radiomobile division during the next three years. If all of the revenue targets are met, the total purchase price payable by the Company for the Radiomobile Inc. business will be $700,000, of which $400,000 will be payable in shares of the Company’s common stock and the balance will be payable in cash. The shares to be issued by the Company as part of the purchase price are valued at $5.66 per share.

On September 7, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share. The dividend date of record is September 30, 2007 and the payment date to stockholders will be October 16, 2007. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of Company’s RF connectors and cable assemblies divisions represented 81% and 86% of the Company’s net sales during the three and nine month periods ended July 31, 2007, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

▪	As of July 31, 2007, the amount of cash and cash equivalents was equal to $4,959,070 in aggregate and the Company had $2,856,696 of investments in available-for-sale securities.

▪	As of July 31, 2007, the Company had $14,918,578 in current assets and $1,188,256 in current liabilities.

▪	As of July 31, 2007, the Company had no outstanding indebtedness (other than accounts payable, income taxes payable and accrued expenses).

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

The Company recognized net income of $645,376 for the nine months ended July 31, 2007. The Company realized positive cash flows of $1,352,464 from its operating activities for the same period.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2007 decreased approximately 9%, or by $176,000 to $1,877,402 compared to the October 31, 2006 balance of $2,053,402. The decrease in accounts receivable is due to both decrease in net sales for the nine months ended July 31, 2007 compared with the same period in the prior year and to improved receivables management and collection efforts by the Company.

Inventories at July 31, 2007 decreased approximately 10%, or $513,040 to $4,737,444 compared to $5,250,484 on October 31, 2006. The Company has been adjusting its inventory purchases during the last fiscal quarter to reflect the decrease in sales.

Other current assets, including prepaid expenses and deposits, increased $19,910 to $228,066 as of July 31, 2007, from $208,156 on October 31, 2006.

Accounts payable at July 31, 2007 decreased $68,763 to $372,440 from $441,203 on October 31, 2006. The change in accounts payable is merely the result of the timing of invoices received and payments made.

Net cash used in investing activities was $706,097 for the nine months ended July 31, 2007 and was attributed to the purchase of available-for-sale securities and capital asset acquisitions.

Net cash used in financing activities was $300,232 for the nine months ended July 31, 2007, and was attributable to $175,948 of proceeds from the exercise of stock options and $114,000 to the tax benefit on non-qualified stock options, $458,824 used to purchase 78,792 shares of treasury stock, and $131,356 used to pay cash dividends.

As of July 31, 2007, the Company had a total of $4,959,070 of cash and cash equivalents compared to a total of $4,612,935 of cash and cash equivalents on October 31, 2006. However, the amount of investments in available-for-sale securities increased by $604,107 to $2,856,696 from $2,252,589 on October 31, 2006. The Company had working capital of $13,730,322 as of July 31, 2007 and a current ratio of approximately 13:1.

On September 7, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share. The dividend date of record is September 30, 2007 and the payment date to stockholders is October 16, 2007. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

Results of Operations

Three Months Ended July 31, 2007 vs. Three Months Ended July 31, 2006

Net sales in the current fiscal quarter ended July 31, 2007, increased 10%, or $393,113 to $4,313,346 from $3,920,233 in the comparable fiscal quarter in the prior year, due primarily to increased sales of the RF connectors and increased sale of RF Neulink products. The increase in RF Neulink sales reflects increased purchases by the US Military of wireless connector and cable products. The increase in RF connector sales is due primarily to the build out of infrastructure by wireless providers during this period. The Company believes demand for its RF connectors should remain strong during the next quarter as the recent consolidation of wireless providers that caused a slow-down in sales appears to have been completed.

Foreign sales represent $428,926 or approximately 11% of net sales for the period ended July 31, 2006 and accounted for approximately 11% of net sales during the three month period ended July 31, 2007. Foreign sales for the fiscal quarter ended July 31, 2007 increased by $60,827 to $489,753 as compared to the fiscal quarter in the prior year. Approximately 8% of the Company’s net sales are primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales declined from 49% to 48% during the current fiscal quarter compared to the same fiscal quarter last year. The decline in gross margins during the current quarter resulted from the increase in sales of lower margin cable assembly products compared to sales of higher margin connector products. The revenue mix of connectors to cable assembly products was different in this three month period compared to the current three month period last year. The Company’s labor costs also increased during the 2007 fiscal quarter compared to the comparable quarter last year due to changes in the accounting for stock options. As a result of the adoption of FAS 123R, the Company incurred an additional $31,807 cost of sales expense related to employee stock options. Overall, the Company’s four smaller divisions have significantly lower gross margins than the RF Connector and Cable Assembly division. Since the connector and cable assembly products net sales decreased as a percentage of the Company’s total sales (overall connector and cable sales represented 81% of net sales in the current three month period, compared to 86% in the comparable period of the prior year), the increase in sales of lower margin divisions reduced the combined gross margins in the current period.

Engineering expenses decreased 1%, or $1,541 to $117,171 from $118,712 in the comparable quarter of the prior year due to a decrease in development costs for new product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses decreased 1% or $5,964 to $1,125,974 from $1,131,938 in the comparable quarter of the prior year despite the increase in net sales. Selling and general expenses were lower in the third quarter of the current fiscal year due primarily to the company freezing wages and hiring during the third quarter. This was in response to lower than expected sales during the first two quarters. Office expenses and salaries were lower for the quarter, but this was offset partially by incurring an additional $48,396 expense related to the adoption of FAS 123R, expensing employee stock options. Under the new accounting for stock based compensation regulations, the Company is required to expense the value of equity securities (stock options) previously granted over the periods in which the related services are rendered. Accordingly, since the new accounting regulations went into effect on November 1, 2006, stock option expense was recognized during the third quarter ended July 31, 2007. Additionally, employee benefits costs increased for all divisions from the comparable period in 2006. Due to the combination of an increase in net sales and decrease of selling and general expenses, the selling and general expenses for the current period as a percentage of sales were 26% compared with 29% in the prior year.

Other income for the third quarter of 2007 increased $13,317 over the same period in the prior year due to higher investment interest income, reflecting higher balances held in interest bearing accounts.

As a result of the increase in revenues, the slight decrease in gross profit as a percentage of sales, and the decrease in selling and general expenses, income before provision for income taxes during the fiscal quarter ended July 31, 2007 increased by $138,878 to $895,526 from $756,648 in the comparable fiscal quarter in the prior year.

The provision for income taxes during the fiscal quarter ended July 31, 2007 was $461,457 (or a combined estimated Federal and state income tax rate of approximately 51.5%), compared to $349,164 in the fiscal quarter ended July 31, 2006 (or a combined estimated Federal and state income tax rate of approximately 46%). The significant increase in the combined statutory Federal and state tax rate in the 2007 fiscal quarter is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Accordingly, income tax was determined based on the income the Company would have realized had it excluded all of the noncash securities compensation expenses. During the same period of 2006, the Company incurred $143,188 of stock compensation expense that required expensing at the time. The Company had to exclude all the noncash expense when determining income tax last year.

Accordingly, net income for the fiscal quarter ended July 31, 2007 was $434,069 compared to $407,484 for the same period last year.

Nine Months Ended July 31, 2007 vs. Nine Months Ended July 31, 2006

Net sales in the nine months ended July 31, 2007 decreased 2%, or $216,000 to $10,848,465 from $11,064,465 in the comparable period in the prior year. The decrease in net sales reflects the slowdown in net sales during the first two fiscal quarters of the year, which overall decline was partially offset by the significant increase in net sales in the third fiscal quarter and an increase in foreign sales to one customer of $677,772. Net sales during the first two fiscal quarters of this year declined due to decreased in sales of the Company’s RF connector products, cable assembly products, and Bioconnect products. The Company believes that the decrease in RF connector and cable assembly sales in the first two fiscal quarters of fiscal 2007 reflects a general industry-wide decrease in sales of wireless connectors and cable products due to consolidation in the wireless industry. The Company believes that the effects of the industry consolidation have run their course and that demand for wireless products is again increasing.

The Company’s gross profit as a percentage of sales decreased to 45% from 48% during the first nine months of fiscal 2007 compared to the same period in fiscal 2006. As indicated above, the Company’s RF connector sales decreased during the first two fiscal quarters of fiscal 2007. The RF connector division has a significantly higher gross profit margin than its other divisions. As a result, the decrease in sales of RF connectors decreased the Company’s overall gross profits as a percentage of net sales.

Engineering expenses for the first nine months of fiscal 2007 decreased 12%, or $48,771, to $350,104 from $398,875 in the comparable period of the prior year due to lower overall requests by the Company’s clients for new product enhancements during the first two fiscal quarters of fiscal 2007.

Selling and general expenses increased 7%, or $225,367 to $3,407,451 from $3,182,084 in the comparable period of the prior fiscal year. The primary reasons for the increase is due to an additional $184,283 stock option compensation and $40,000 increase in accounting fees compared to the nine months ended July 31, 2006. The increase in stock option compensation expense in the current nine-month period is the result of the new accounting policies that were implemented in the current fiscal year.

The provision for income taxes during the nine months ended July 31, 2007 was $716,557 (or a combined estimated Federal and state income tax rate of approximately 53%), compared to $817,464 in the nine months ended July 31, 2006 (or a combined estimated Federal and state income tax rate of approximately 43%). The increase in the combined statutory Federal and state tax rate for the nine months ended July 31, 2007 is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for financial reporting purposes but are generally not deductible for tax reporting purposes.

Other income for the first nine months of fiscal 2007 increased $104,904 over the same period in the prior year due to more cash available for investments and a higher rate of return on those investments.

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

Dependence On RF Connector and Cable Assembly Products

Of the Company’s five operating divisions, the three divisions that market RF connectors and cables account for approximately 78% of the Company’s net sales for the fiscal year ended October 31, 2006, and approximately 81% and 86% of net sales during the three months and nine months ended July 31, 2007, respectively. The Company expects that sales of RF connector and cable products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the three RF connector and cable divisions could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly division, the largest of these three divisions, are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 75% of the net sales of the Company for the fiscal year ended October 31, 2006, and approximately 46% and 48% for the three months and nine months ended July 31, 2007. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 17% of the net sales of the Company’s RF Connector and Cable Assembly division for the fiscal year ended October 31, 2006 and one customer accounted for 18% and 17% of net sales for the three and nine month periods ended July 30, 2007. Although this customer has been an on-going major customer of the Company during the past five years, the Company does have a written distributor agreement with this customer. However, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. Accordingly, the Company’s largest customer could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its other current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

The Company May Make Future Acquisitions That Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of three smaller businesses (Aviel Electronics in Las Vegas, Nevada, August 2004, Worswick Industries Inc. in San Diego, California, September 2005, and Radiomobile, Inc. in San Diego, California, September 2007). The Company periodically may make acquisitions of other companies that could expand the Company’s product line or customer base. The risks involved with both the recent acquisitions and with any possible future acquisitions include:

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 11% and 14% of net sales during the three months and nine months ended July 31, 2007, and approximately 11% and 9% for the comparable periods in 2006. The $60,827 increase in foreign sales for the three months ended July 31, 2007 was due to increased cooperative advertising, primarily in Mexico and cable assembly in Israel. International revenues are subject to a number of risks, including:

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

Changes in Stock Option Accounting Rules have Adversely Affected The Company’s Reported Operating Results, And Therefore May Adversely Affect The Company’s Stock Price And The Company’s Ability To Attract And Retain Employees

Since November 1, 2006, the Company is now subject to the new rules of the Financial Accounting Standards Board, SFAS No. 123 (R), "Share-Based Payment," which rules require it to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Historically, the Company has compensated almost all of its full-time employees, and all of its officers and directors, with such share- based compensation awards in the past in order to limit its cash expenditures and to attract and retain its employees, officers and directors. Accordingly, if the Company continues to grant stock options or other share-based compensation awards to its officers, directors, employees, and consultants, its future earnings, if any, will be reduced (or the Company’s future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. Furthermore, under certain circumstances, the Company will in the future have to recognize expenses for options previously granted prior to the adoption of SFAS No. 123(R), thereby reducing its future net income even if no new options are granted. The adverse effects that the new accounting rules may have on the Company’s future financial statements may reduce the Company’s stock price and make it more difficult for it to attract new investors.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2007. The Company became aware that its existing procedures were not sufficient to timely and accurately correct the material weakness prior to review by the Company’s independent registered public accountants. The weakness is related to reports generated by the stock option software implemented prior to the end of the third quarter by the Company. The Company has notified the software provider and expects the weakness to be corrected prior to the end of the fourth quarter.

Effective November 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for stock options granted to employees. The Company has taken certain actions to improve the Company’s internal controls over financial reporting, including the following:

•
In order to remedy the material weakness in implementing SFAS 123R, the Company has purchased, and has implemented, a new computer software program specifically designed to account for its stock options. In addition, the Company has retained additional consultants to provide future assistance in addressing the implementation of SFAS 123R.

•
In order to remedy the material weakness related to the Company’s quarterly tax provision, the Company retained the services of a CPA firm to provide assistance in preparing and evaluating the Company’s tax provision calculation.

Except for the matters discussed above, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended July 31, 2007, the Company repurchased the following shares:

Period (2007)	(a) Total Number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 10 to April 18	68,663	$5.82	68,663	31,337

July 19 to July 31	10,129	$5.82	10,129	21,208

Total	78,792	$5.82	78,792

The Company announced on April 4, 2007 that its Board of Directors had authorized $600,000 for the repurchase of up to 100,000 shares of the Company’s common stock, from time to time, in open market, privately negotiated or block transactions at the discretion of the Company’s management, subject to market conditions and other factors. As of July 31, 2007, the Company had repurchased a total of 78,792 shares in the open market.

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

RF INDUSTRIES, LTD.

Dated: September 14, 2007	By:	/s/ Howard F. Hill
Howard F. Hill, President Chief Executive Officer

Dated: September 14, 2007	By:	/s/ James Doss
James Doss Acting Chief Financial Officer