Form 10KSB
period 2007-10-31
R F INDUSTRIES LTD
filed 2008-02-08
CIK 740664

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2007

Commission File Number 0-13301

RF INDUSTRIES, LTD.
(Name of small business issuer in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Bldg. 6000, San Diego, California 92126-4202
(Address of principal executive offices) (Zip Code)

(858) 549-6340
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value.

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the year ended October 31, 2007 were $14,853,039.

The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of January 4, 2008 based on the closing price of $6.60 for the Common Stock of the Company was $21,687,395. As of January 4, 2008, the issuer had 3,285,969 outstanding shares of common stock, $.01 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐     No ☒

Certain exhibits previously filed with the registrant’s prior Forms 10-KSB and Forms 10-QSB are incorporated by reference into Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes  ☐     No ☒

This Form 10-KSB consists of a total of 57 pages. The Index to Exhibits can be found on page 25.

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

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General:

RF Industries, Ltd. (hereinafter the “Company”) is a provider of interconnect products and systems for radio frequency (RF) communications products and wireless digital transmission systems. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following six related divisions: (i) The RF Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes custom RF connectors primarily for aerospace and military customers, (iii) Worswick Division distributes and sells coaxial and other connectors and cable assemblies primarily for local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (v) the Neulink Division is engaged in the design, manufacture and sales of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (vi) the RadioMobile Division is an OEM provider of end-to-end mobile management solutions implemented over wireless networks that supplement the operations of the Company’s Neulink division.

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

The Company maintains an Internet website at http://www.rfindustries.com. The Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-KSB.

Operating Divisions

Connector and Cable Division  The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are more dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products. However, the Company’s sales of connectors and cable assemblies have increased in the past four out of five years as the overall market demand for wireless products that use the Company’s connectors has increased. Sales of connectors and cable assemblies decreased in fiscal year 2007 compared to 2006 sales as the build out of infrastructure projects were put on hold due to consolidation with the telecommunications industry. The Company believes that the continuing growth in new wireless products as well as its increased sales in the military/aerospace markets will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.

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

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company’s California facilities and are sold through distributors or directly to major OEM (Original Equipment Manufacturer) accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable products. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest generator of revenues for the Company during the fiscal year ended October 31, 2007.

Aviel Electronics Division The Company acquired the business and all of the assets of Aviel Electronics in August 2004. Aviel has a 50 year history of serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM’s and government agencies in the United States and abroad. Aviel complements the Company’s Connector and Cable Division’s capabilities by providing additional custom design capabilities, expanding the Company’s products in the military and commercial aerospace markets, and expanding the Company’s client base.

Worswick Division The Company acquired the assets of Worswick Industries, Inc., a privately held 20 year old California company based in San Diego, in September 2005 as another complementary operation to the Connector and Cable Division. Worswick Industries sells coaxial connector solutions and manufactures RF cable assemblies for both individual customers and companies that design, build, operate, and maintain personal and private multi-media, wireless voice, data and messaging systems.

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

RadioMobile Division The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc., a privately held San Diego, California on September 1, 2007. The RadioMobile Division is an OEM provider of end-to-end mobile management solutions implemented over wireless networks. Although the RadioMobile Division operates as a separate division, its operations supplement the operations of the Company’s Neulink division.

For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, Bioconnect and Worswick divisions into the RF Connector and Cables Assembly segment because they have similar economic characteristics, while RF Neulink and RadioMobile are aggregated in the RF Wireless segment.

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

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. The products offered by the Neulink Division include:

•	NL5000 - (replaced the RF 9600) as a cost effective, high performance telemetry modem

•	NL6000 UHF and VHF feature, high performance wireless modems

•	NL900 and NL2400 Spread Spectrum point to point wireless modems

•	Ornnex Control Systems 900mhz Spread-Spectrum wireless modems and I/O modules

•	Teledesign high-speed wireless modems in VHF, UHF and 900 MHz frequencies

•	BlueWave, Maxrad, and Antenex antennas

•	Custom Design and Engineering services

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

RadioMobile Products:

RadioMobile provides hardware and software solutions for wireless mobile data management application. The primary markets include public safety (police, fire, and emergency medical services) and utilities and transportation (rail, bus, taxi and courier services). Software applications for both host and mobile environments are developed by in house engineers and contractors. RadioMobile products include:

•	IQ Mobile VB mobile messaging software provides the fundamental engine for interfacing with computer aided displace functions.

•	IQ Mobile IE browser mobile messaging application provides host and data base access.

•	IQ Locator, a server resident map engine permitting one or many clients to access the map data.

•	IQ Gateway software controls data to and from mobile units.

•	MDT 7000 mobile computer terminal.

•	MCT 1000 ruggedized mobile/portable computer terminal.

•	CMX 6000 mobile short messaging status head.

•	IQ AVL vehicle location software and hardware.

Foreign Sales:

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for $2,273,000 or approximately 15% of Company’s sales for the fiscal year ended October 31, 2007. The majority of the export sales during these periods were to Israel, Canada and Mexico. The Company is attempting to expand its foreign distribution efforts under its “RFI” logo, and is attempting to obtain additional foreign private label customers.

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

The Worswick Division operates from a single location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers. A proactive marketing plan to enhance and expand the current customer base which includes the launch of the e-Commerce web-site in 2007, www.oddcables.com.

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

The RadioMobile division sells its products direct and through value added resellers and dealers. Customers include police, fire, emergency medical services, rail, bus, taxi and courier services.

Manufacturing:

The Company contracts with outside third parties for the manufacture of all its coaxial connectors, and Neulink products. However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2007 were manufactured by the Company at its facilities in California. The Connector and Cable Division has its manufacturing performed at numerous International Standards Organization (ISO) approved factories with plants in Japan, Korea, the United States and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, it does have long-term purchasing relationships with these manufacturers. RF Industries has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products. Neulink’s products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

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

The Aviel Electronics Division manufactures all its connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 50 years (including as an unaffiliated company before being acquired by the Company in August 2005). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.

The Worswick Division designs and produces low to medium volume connector and cable assemblies for local and niche customers, as well as a few medium and large market customers.

The RadioMobile division products are purchased from various U.S. and overseas suppliers. Some products are designed and manufactured by third party manufactures to RadioMobile specifications.

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

Aviel connector materials are typically made of commodity metals and include some application of precious materials, including silver and gold. The Aviel Electronic Division purchases almost all of its connector material from vendors in Asia and the United States. The Company believes the connector materials used in the manufacturing of its connector products are readily available from a number of foreign and domestic suppliers.

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

RadioMobile purchases its electronic products from various U.S. and overseas suppliers.

Employees:

As of December 31, 2007, the Company employed 83 full-time employees, of whom 35 were in accounting, administration, sales and management, 46 were in manufacturing, distribution and assembly, and 2 were engineers engaged in design, engineering and research and development. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development:

The Company incurs research and development expenses from time to time when developing new products. The Company engaged in approximately $50,000 of research and development activities in fiscal year ended October 31, 2007. During the fiscal year ended October 31, 2006, the Company did not engage in any new research and development activities. Since the completion of the development of the Neulink Division's NL6000 radio modem in fiscal 2004, the Company has only engaged in a minimal amount of research and development activities intended to produce new products not marketed by others and can be marketed to the wire-less connectivity industry in general.

In addition to research and development activities, the Company also invested approximately $1,100,000 during the past two fiscal years on engineering. Engineering activities consisted of design and development of new products for specific customers, the design and engineering of new products and the redesign of existing products to keep up with changes in the industry and products offered by the Company's competitors. Engineering work often is carried out in collaboration with the Company's customers.

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

RadioMobile competitors include Motorola, M/A Com (Tyco), and public wireless carriers (AT&T Mobility, Verizon). RadioMobile’s strategy is to focus of providing cost effective mobile data solutions to small to medium size customers.

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

Dependence On The Connector and Cable Assembly Division

Of the Company’s six operating divisions, the RF Connector and Cable Assembly division is the largest, accounting for approximately 76.6% of the Company’s total sales for the fiscal year ended October 31, 2007. The Company expects the RF Connector and Cable Assembly division products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that division could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the Connector and Cable Division are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily affected through independent distributors, of which there were more that 50 as of the end of fiscal 2007. Sales through independent distributors accounted for approximately 77% the net sales of the Company for the fiscal year ended October 31, 2007. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 18% of the total sales of the Company for the fiscal year ended October 31, 2007. Although this customer has been an on-going major customer of the Company for at least the past nine years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 15% of the net sales of the Company in the year ended October 31, 2007. This increase is due to an increase in sales to the Company’s largest international customer. International revenues are subject to a number of risks, including:

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

Dependence On Key Personnel

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company’s employment agreement with Mr. Hill expires by its terms on June 20, 2008. If the Company lost the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company’s business, operating results, and financial condition.

Changes in Stock Option Accounting Rules have Adversely Affected The Company’s Reported Operating Results, And Therefore May Adversely Affect The Company’s Stock Price And The Company’s Ability To Attract And Retain Employees

Since November 1, 2006, the Company is subject to the rules of the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment," which rules require it to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Historically, the Company has compensated almost all of its full-time employees, and all of its officers and directors, with such share- based compensation awards in order to limit its cash expenditures and to attract and retain its employees, officers and directors. Accordingly, if the Company continues to grant stock options or other share-based compensation awards to its officers, directors, employees, and consultants, its future earnings, if any, will be reduced (or the Company’s future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it may have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. The adverse effects that the new accounting rules may have on the Company’s future financial statements may reduce the Company’s stock price and make it more difficult for it to attract new investors.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of three smaller businesses (Aviel Electronics in Las Vegas, Nevada, in August 2004, Worswick Industries Inc. in San Diego, California, in September 2005, and Radiomobile, Inc. in San Diego, California, in September 2007). The Company periodically considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with such future acquisitions include:

•	diversion of management’s attention;

•	the effect on the Company’s financial statements of the amortization of acquired intangible assets;

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

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

ITEM 2.	DESCRIPTION OF PROPERTY

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

(iii)
The Aviel Electronics Division currently leases approximately 3,000 square feet of a facility located at 5530 S. Valley View Blvd., Suite 103, Las Vegas, Nevada. The Company renewed the lease for the Las Vegas offices will expire March 31, 2010.

(iv)	The Worswick Division currently leases an approximately 6,000 square foot facility located at 7352 Convoy Court, San Diego, California. The Company renewed the lease which will expire May 31, 2009.

The aggregate monthly rental for all the Company’s facilities currently is approximately $32,000 per month, plus utilities, maintenance and insurance as of October 31, 2007.

The Company currently believes that its facilities are sufficient to meet its foreseeable needs. However, should the Company require additional space; the Company believes that suitable additional space is available near the Company’s current facilities. In addition, the Company believes that it will be able to renew its existing leases upon the expiration of the current leases or, if desirable or necessary, relocate to alternate facilities on substantially similar terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market under the symbol “RFIL.”

For the periods indicated, the following tables sets forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter	High	Low

Fiscal 2007

November 1, 2006 - January 31, 2007	$9.57	$6.15
February 1, 2007 - April 30, 2007	8.38	5.33
May 1, 2007 - July 31, 2007	6.25	5.20
August 1, 2007 - October 31, 2007	7.67	5.40

Fiscal 2006

November 1, 2005 - January 31, 2006	$5.67	$4.55
February 1, 2006 - April 30, 2006	6.81	4.72
May 1, 2006 - July 31, 2006	6.45	5.49
August 1, 2006 - October 31, 2006	8.64	5.12

 Stockholders: As of October 31, 2007 there were 497 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name”.

 Dividends: The Company paid dividends of $.06 per share for total dividends of $196,375 during fiscal 2007. The Board of Directors may declare dividends in the future depending on the Company’s financial condition and its financial needs.

Recent Sales of Unregistered Securities: Effective September 1, 2007, the Company issued a total of 30,919 shares of its common stock, valued at $5.66 per share, to two persons in connection with the purchase of the assets of RadioMobile, Inc. The foregoing issuance of shares was effected as a private placement under Section 4(2) of the Securities Act of 1933, as amended. Other than the foregoing stock issuance, there were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2007.

Repurchase of Securities: The Company repurchased 24,516 shares of its common stock during the fourth quarter of fiscal year 2007. The Company repurchased and retired a total of 103,308 shares of its common stock during fiscal year 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2007 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	510,571	$6.04	10,185
Equity Compensation Plans Not Approved by Stockholders (2)	500,871	$1.53	0
Total	1,011,442	$3.81	10,185

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2000 Stock Option Plan, (ii) the 1990 Incentive Stock Option Plan, and (iii) the 1990 Non-qualified Stock Option Plan. The 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, all 10,185 shares remaining available for issuance represent shares under the 2000 Stock Option Plan.

(2)	Consists of options granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. One of the accounting policies that involve significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented over one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance valuation. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses. The Company uses the Black-Scholes model to value the stock option grants which involves significant judgments and estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Financial Statements.

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The largest business unit consists of the Connector and Cable Assembly Division which, together with the Aviel Electronics Division and the Worswick Industries Division, markets and sells RF cables and connectors. The Bioconnect Division operates in the medical connector product market, while the Neulink and RadioMobile Divisions operate in the high-speed wireless data connection market. During fiscal year 2007 ended October 31, 2007 the RF cable and connector products represented 86% of the Company’s sales, while the medical connectors and wire-less data connection represented 6% and 8%, respectively, of the Company’s total sales.

Historically, over 90% of the Company’s revenues are generated from the sale of RF connector products and connector cable assemblies. Sales of connectors are expected to continue to be the largest portion of revenues in the future, despite the purchase of the RadioMobile wireless division in September 2007. Accordingly, Company revenues are heavily dependent upon sales of RF connectors and cable assemblies. However, because the Company sells thousands of connector products for uses in thousands of end products, sales are relatively stable and not dependent upon any one industry sector or any single product. As a result, the Company’s revenues and expenses are typically not subject to major fluctuations. During the fiscal year ended October 31, 2007, net sales did, however, decrease by 2% over the net sales in the prior year due to the slow down in infrastructure build-out during the first two quarters, which resulted in decreased sales to companies within the telecommunication industry. Net sales in the third and fourth quarters increased by approximately $2,000,000 compared the first and second quarters as infrastructure projects put on hold during the telecom mergers were reinstituted.

The net income generated by the Company for the fiscal year ended October 31, 2007 represented the 14th consecutive year that the Company generated net income.

The Company generated cash from operations of $1,733,000, used $401,000 in financing activities, and used $260,000 for capital expenditures and acquisitions. As a result, the amount of cash and cash equivalents, and investments in available-for-sale securities held by the Company as of October 31, 2007 increased to $7,932,000 from $6,866,000 in the prior year. Since the Company has no debt other than normal accounts payable, accrued expenses, and other long-term liabilities, the Company will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition:

The following table presents certain key measures of financial condition as of October 31, 2007 and 2006:

	2007		2006
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents and Investments available for sale	$7,932,246	49.2%	$6,865,524	44.8%
Current assets	15,351,272	95.2%	14,573,641	95.1%
Current liabilities	1,069,700	6.6%	1,726,007	11.3%
Working capital	14,207,572	88.0%	12,847,634	83.9%
Property and equipment - net	255,693	1.6%	376,146	2.5%
Total assets	16,128,158	100.0%	15,319,035	100.0%
Stockholders’ equity	14,940,793	92.6%	13,463,999	87.9%

Liquidity and Capital Resources:

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2008. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

•
As of October 31, 2007, the amount of cash and cash equivalents and short-term investments available-for-sale was equal to $7,932,246 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its currently anticipated capital expenditure for the upcoming year.

•	As of October 31, 2007, the Company had approximately $15,351,000 in current assets, and only $1,069,700 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2007, the absence of outstanding bank debt, and its recent operating results there are sufficient capital resources to fund its operations and future acquisitions for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets.

As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Because sales decreased by 2% during fiscal 2007, the Company decreased its inventory levels, yet will still be able to meet anticipated demand. The Company continuously monitors its inventory levels and product costs, and because of continued increases in sales or raw material costs, may continue increasing its inventory levels.

Net cash provided by operating activities for the year ended October 31, 2007 was $1,733,000 primarily due to net income of $1,135,000, non-cash stock based compensation expense of $572,000, and non-cash depreciation and amortization of $269,000. In fiscal year ended October 31 2006, net cash provided by operating activities was $2,182,000 primarily due to net income of $1,541,000 plus increases in income taxes payable of $1,026,000, less increases in inventories of $1,070,000, plus $288,000 in income tax benefit from non-qualified stock options exercised, and of non-cash depreciation and amortization expenses of $271,000.

During fiscal 2007, net cash used in investing activities was $2,545,000 of which $2,284,000 was for the purchase of treasury bills and other available-for-sale securities. The balance represents $94,000 invested in additional capital equipment and $167,000 used for acquisitions. During fiscal 2006, net cash used in investing activities was $2,357,000 of which $2,247,000 was used for the purchase of treasury bills and other available-for-sale securities. The balance represents amounts invested in the acquisition of $142,000 in additional capital equipment for the Bioconnect and the Connector and Cable Assembly divisions and for upgrading the Company’s IT systems.

In fiscal 2007, financing activities decreased the Company’s net cash by $401,000 due to dividends paid of $196,000 and $600,000 used to repurchase 103,308 shares of its own common stock, which expenditures were partially offset by the receipt of $198,000 from the exercise of stock options. In fiscal 2006, financing activities increased the Company’s net cash by $280,000 due to the receipt of funds from the exercise of stock options by the Company’s employees.

Results of Operations:

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2007 and October 31, 2006:

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$14,853,039	100%	$15,187,893	100%
Cost of sales	7,965,850	54%	7,932,097	52%
Gross profit	6,887,189	46%	7,255,796	48%
Engineering expenses	571,237	4%	516,498	3%
Selling and general expenses	4,625,065	31%	4,311,515	28%
Operating income	1,690,887	11%	2,427,783	16%
Other income	387,712	3%	335,604	2%
Income before income taxes	2,078,599	14%	2,763,387	18%
Income taxes	943,376	6%	1,222,715	8%
Net income	1,135,223	8%	1,540,672	10%

Net sales of the Company decreased by $335,000 or 2%, for the fiscal year ended October 31, 2007 (“fiscal 2007”) compared to the fiscal year ended October 31, 2006 (“fiscal 2006”) due to decreased net sales in two of the Company’s divisions. The decrease in fiscal 2007 is primarily attributable to a decrease in sales of $498,000 for connector and cable assembly division. During the first two quarters of fiscal 2007, the market demand for connectors and cables assembly products decreased, particularly for wireless applications, as the telecommunication industry was going through a consolidation of larger firms, including the four largest wireless service providers. Net sales in the third and fourth quarters increased by approximately $2,000,000 compared the first and second quarters as infrastructure projects put on hold during the telecom mergers were reinstituted. Bioconnect net sales also decreased by approximately $183,000. The decrease in sales was due to the internal restructuring of Bioconnect’s primary customer, which caused major purchases to be delayed by an average of five months. The decreases in net sale in the Company’s connector and cable division and in the Bioconnect division were partially offset by increased revenues from the Neulink Division of $279,000 as a result of the release of its new wireless modem in 2006 and by minor increases in the other divisions (net sales for the Aviel Division increased by approximately $15,000 and net sales for the Worswick Industries Division increased by $3,000). Neulink’s net sales increased due to increased demand for its new wireless products by government agencies. The RadioMobile acquisition in September 2007 added $48,000 in additional revenues during the fiscal year ended October 31, 2007.

The Company’s gross profit decreased $369,000 or by 5% to $6,887,000 in 2007 from $7,256,000 in 2006 due to the decrease in net sales and lower gross margins. As a percent of net sales, gross profit decreased to 46% in fiscal 2007 from 48% in fiscal 2006. The decrease in the gross profit percentage is primarily due to changes in the product mix that make up the Connector and Cable Assembly divisions. Fiscal 2007 had a decrease in sales of higher margin connector products and increased sales of lower margin cable assembly products compared to fiscal 2006, resulting in gross profit decreasing to 46% from 48% in 2006 for the RF Connector and Cable assembly segment. The Company’s aggregate gross profit decreased to 46% during fiscal 2007 from 48% in fiscal 2006. Additionally, the Connector and Cable Assembly division incurred a $164,000 increase in stock compensation expense for production labor. Total cost of goods sold increased by $30,000 during fiscal 2007 for the Connector and Cable Assembly divisions. The Bioconnect division’s gross profit decreased to 15% during 2007 from 19% in 2006 as a result of the decrease in sales as the division was unable to reduce its fixed labor costs. Gross profits at the Aviel division and at the Worswick division remained substantially unchanged. The decrease in the RF Connector and Cable Assembly divisions were offset in part as Neulink division’s gross margins increased to 45% in 2007 from 37% in 2006. The increase at Neulink is directly attributed to keeping overall labor cost substantially unchanged while revenues increased by 34%, thereby lowering it’s per unit costs and its cost of sales.

Engineering expenses, which include research and development expenses, increased by $55,000 to $571,000 in fiscal 2007 from $516,000 in fiscal 2006. As a percent of net sales, engineering expenses increased to 4% in fiscal 2007 from 3% in fiscal 2006. Engineering expenses, which consist of expenses incurred in the design, re-design or development of products for specific customers, remained substantially unchanged in fiscal 2007 from fiscal 2006. However, the Company incurred approximately $50,000 of research and development expenses incurred in fiscal 2007 compared to no research and development expenses in fiscal 2006.

Selling and general expenses increased by $313,000 or by 7%, to $4,625,000 during fiscal 2007 from $4,312,000 in fiscal 2006 despite the 2% decrease in revenues. Stock based compensations increased to $356,000 in fiscal 2007 from $91,000 in fiscal 2006 as the Company adopted SFAS 123 (R) in fiscal 2007. The Company increased its use of independent sale representatives in fiscal 2007, resulting in an increase in commission expenses to $97,000 in fiscal 2007 from $52,000 in fiscal 2006. Accounting and legal fees increased to $335,000 in fiscal 2007 from $284,000 in fiscal 2006. Cost reduction efforts by the Company helped offset the increase as advertising costs decreased to $172,000 in fiscal 2007 from $196,000 in fiscal 2006. Bad debt expense decreased by $45,000 as collections of receivables improved.

As a result of the $369,000 increase of engineering, selling and general administrative expenses and the decrease of $369,000 in gross profit, operating income decreased 30% or by $737,000 to $1,691,000 in fiscal 2007 from $2,428,000 in fiscal 2006.

Income before taxes in fiscal 2007 decreased 25% or by $685,000 to $2,079,000 compared to income before taxes of $2,763,000 in fiscal 2006. The decrease in income before taxes is due to lower operating income and by an increase in interest income of 16%.

Net income for fiscal year ended October 31, 2007 decreased 26% or by $406,000 to $1,135,000 compared to $1,541,000 in fiscal year ended October 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-19 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of October 31, 2007 and 2006

•	Statements of Income for the years ended October 31, 2007 and 2006

•	Statements of Stockholders’ Equity for the years ended October 31, 2007 and 2006

•	Statements of Cash Flows for the years ended October 31, 2007 and 2006

•	Notes to Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T)	CONTROLS AND PROCEDURES

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

(b) Changes In Internal Controls Over Financial Reporting. The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2007, the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2007. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management has determined that as of October 31, 2007, a material weakness existed relating to inadequate financial department staffing and a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. This material weakness resulted in the need for certain adjustments to equity based compensation, segment reporting, income tax expense, and certain other expense estimates. Although only one of these adjustments was material, until this material weakness is remediated, management has concluded that there is a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of October 31, 2007 based on the criteria in Internal Control - Integrated Framework.

Our management, with the oversight our Audit Committee, has devoted considerable effort to remediate the material weakness identified above. However, as of October 31, 2007, we had not fully remediated the material weakness in our internal control over financial reporting. The Company has retained consultants to provide assistance in addressing non-routine complex accounting and the proper reporting of transactions.

We believe that the actions described above and resulting improvements in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting and will, over time, address the material weakness that we have identified in our internal control over financial reporting as of October 31, 2007. Many of the remedial actions we have taken are very recent, and other remedial actions are yet to be implemented. Because our remediation efforts include adding additional resources, many of the controls in our current system of internal controls will still rely extensively on manual review and approval, and management will not be able to conclude that the material weakness has been eliminated until such additional resources have been put in place, and the controls have been successfully operated and tested.

We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

Except for the matters discussed above, there has been no change in the Company’s internal control over financial reporting during the period ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 8B	OTHER INFORMATION

None
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2007. A majority of the Directors are "independent directors" as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Jacobs, Kester and Reynolds.

Name	Age	Director Since
John R. Ehret	70	1991
Marvin H. Fink	71	2001
Howard F. Hill	67	1979
William Reynolds	72	2005
Robert Jacobs	55	1997
Linde Kester	62	2001

John R. Ehret has been the President of TPL Electronics of Los Angeles, California, since 1982. He holds a B.S. degree in Industrial Management from the University of Baltimore. He has been in the electronics industry for over 33 years.

Marvin H. Fink served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. from October 2002 to March 2005. Prior thereto, Mr. Fink was President of Teledyne’s Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, an M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is a member of the California Bar.

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 40 years.

Robert Jacobs has been an Account Executive at Neil Berkman Associates since 1988. Neil Berkman Associates is the Company’s investor relations firm, and Mr. Jacobs is the Account Executive for the Company. He holds an MBA from the University of Southern California and has been in the investor relations industry for over 25 years.

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

Effective February 1, 2007, RF Industries appointed James Doss as Acting Chief Financial Officer and Corporate Secretary. Mr. Doss was appointed to Chief Financial officer on January 25, 2008. Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006. Mr. Doss, 39, was most recently a private consultant to a number of Software and High-Tech companies, providing Sarbanes-Oxley compliance and general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Doss was Controller for CliniComp, International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995 Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and Economics from San Diego State University in 1993 and completed graduate and advanced financial management studies, receiving his MBA from San Diego State University in 2005.

Board of Director Meetings

During the fiscal year ended October 31, 2007, the Board of Directors held five meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2007, each Board of Directors member attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2007, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee. The Board of Directors also intends to form a Nominating Committee. Each member will be “independent” as defined in the Nasdaq Stock Market’s listing standards. The functions of the Nominating Committee will be to assist the Board of Directors by identifying individuals qualified to become members, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders, and to recommend to the Board of Directors corporate governance guidelines and changes thereto.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2007, the Audit Committee was composed of Mr. Reynolds, Mr. Ehret and Mr. Kester. Each of these individuals were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee.   The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2007. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, Fink, and Kester, each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2007, which was attended by all committee members.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that during its most recent fiscal year ended October 31, 2007, its officers and directors complied with the filing requirements under Section 16(a).

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the fiscal year ended October 31, 2007 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year, ended October 31, 2007:

	Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	Any Other Compensation

Howard F. Hill, President Chief Executive Officer, Director	2007	175,000	0	6,000	$15,703(1)
	2006	175,000	50,000	6,000	$31,318

James S. Doss, Chief Financial Officer Director	2007	96,685	6,000	32,916	$11,775(2)

(1) Mr. Hill’s other compensation consisted of $788 of accrued vacation not taken in fiscal 2007 and $14,915 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2) Mr. Doss’s other compensation consisted of $1,163 of accrued vacation not taken in fiscal 2007 and $10,612 for vehicle costs.

Option Grants. The following table contains information concerning the stock option grants to the Company’s Named Executive Officers for the fiscal year ended October 31, 2007.

Option Grants in Last Fiscal Year

Name	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Base Price ($/Share)	Expiration Date

Howard F. Hill, President Chief Executive Officer
Incentive Stock Option	6,000	4.03%	$7.56	October 2017

James S. Doss, Chief Financial Officer
Incentive Stock Option	16,416	11.02%	$7.56	October 2017
Non-qualified Stock Option	16,500	11.04%	$7.56	October 2017

Option Exercises and Holdings. The following table sets forth information concerning option exercises and option holdings and the value, at October 31, 2007, of unexercised options held by the Named Executive Officers:

Aggregated Options/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value Realized Market Price at Exercise Less	Number of Unexercised Options/SARs at Fiscal Year-End (#)			Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)Exercisable/
Name	Exercise #	Exercise Price ($)	Exercisable	Unexercisable		Unexercisable (1)

Howard F. Hill, President, Chief Executive Officer	65,000	$35,540	245,871	6,000	$ $	1,858,785/ 45,360

James S. Doss, Chief Financial Officer	0	$0	0	32,916		$0 / $248,845

(1)
Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $7.56 on the last trading day of the fiscal year as reported on the Nasdaq Capital Market.

During the fiscal year ended October 31, 2007, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreement

The Company has no employment or severance agreements with any of its executive officers other than with Mr. Howard Hill, the Company’s President and Chief Executive Officer. Mr. Hill has been the President/Chief Executive Officer of the Company since 1994. On June 20, 2005 the Company entered into a new employment agreement with Mr. Hill. Under the new employment agreement, Mr. Hill agreed to serve as the Company’s President and Chief Executive Officer for up to three one-year periods. The new employment agreement provides for an annual salary of $175,000. Either Mr. Hill or the Company can terminate the employment agreement at each of the first and second anniversaries of the agreement. The employment agreement will expire on June 20, 2008.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. The exercise price of the options is set at the closing price of the common stock on the last day of the fiscal year, or if the grant occurs after the end of the fiscal year, the closing price on the date of grant. For the fiscal year ended October 31, 2007, options to purchase 2,000 shares of common stock were granted to each of the following directors: Mr. Ehret, Mr. Jacobs, Mr. Kester and Mr. Reynolds. Mr. Fink was granted 4,000 as Chairman of the Board. All options granted had an exercise price of $7.56 per share. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings. For the fiscal years ending after October 31, 2006, the Board has voted to compensate all non-employee directors, in addition to the foregoing options, with an annual cash payment of $5,000 per director, and to pay the non-employee Chairman of the Board an additional annual payment of $10,000.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of October 31, 2007 for each director; (ii) the executive officer named in the Summary Compensation Table in Executive Compensation; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned	Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	245,871(2)	6.5%

John R. Ehret 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	28,000(3)	0.7%

Robert Jacobs 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	8,000(4)	0.2%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	37,165(5)	0.9%

Linde Kester 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	91,472(6)	2.7%

William Reynolds 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	20,300(7)	0.5%

All Directors and Officers as a Group (6 Persons)	430,808(8)	11.4%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	450,930(9)	11.9%

Walrus Partners, LLC 8014 Olson Memorial, #232 Golden Valley, MN 55427	294,416(10)	7.8%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Represents the 245,871 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)
Consists of 16,000 shares, which Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days, 2,000 options exercised and held on October 18, 2007 plus 10,000 shares purchased on the open market.

(4)	Consists of 8,000 shares, which Mr. Jacobs have the right to acquire upon exercise of options exercisable within 60 days.

(5)	Consists of 25,165 shares, which Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days plus 5,000 shares purchased on the open market.

(6)	Consists of 32,170 shares, which Mr. Kester has the right to acquire upon exercise of options exercisable within 60 days plus 61,302 shares purchased on the open market.

(7)	Consists of 18,000 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days plus 2,300 shares purchased on the open market.

(8)	Includes 345,206 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(9)	Represents shares owned by Hytek International, Ltd is a Cayman Islands holding company which is deemed to possess sole voting and dispositive power over securities held.

(10)
Information is based on a report on Schedule 13G filed in February 2007. Represents shares owned by clients of Walrus Partners, LLC, which is an investment adviser. Walrus Partners, LLC is deemed to possess sole voting and dispositive power over securities held by its clients. Walrus Partners, LLC disclaims beneficial ownership of these securities held by these clients

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Mr. Jacobs, a director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2007 and October 31, 2006, the Company paid the firm $40,409 and $39,870, respectively, for services rendered.

ITEM 13.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986(2)

3.2.3	Amendment to Bylaws dated February 1, 1989(3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007

10.1	Form of 2000 Stock Option Plan(4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Lease Agreement - San Diego, CA Facility (3)

10.4	Employment Contract - Howard Hill (4)

14.1	Code of Ethics(5)

23.1	Consent of J.H. Cohn LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Press Release dated February 8, 2008 announcing the financial results for the fiscal year ending October 31, 2007.

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

(6)   Previously filed as an exhibit to the Company’s Form 8-K, dated June 9, 2006, which exhibit is hereby incorporated herein by reference.

Shareholders of the Company may obtain a copy of any exhibit referenced in this 10-KSB Report by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, and San Diego, CA 92126. The written request must specify the shareholder’s good faith representation that such shareholder is a stockholder of record of common stock of the Company. A charge of forty-one cents ($.41) per page will be made to cover Company expenses in furnishing the requested documents.

ITEM14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to RF Industries, Ltd. by J.H. Cohn LLP for professional services rendered for the fiscal years ended October 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$203,350	$161,091
Audit-Related Fees	12,859	9,520
Tax Fees		3,760
Total Fees	$216,209	$174,371

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

Index
[Attachment to Item 7]

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
October 31, 2007 and 2006	F-3

Statements of Income
Years Ended October 31, 2007 and 2006	F-4

Statements of Stockholders’ Equity
Years Ended October 31, 2007 and 2006	F-5

Statements of Cash Flows
Years Ended October 31, 2007 and 2006	F-6

Notes to Financial Statements	F-7-F20

*       *      *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2007 and 2006, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2007 and 2006, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

/s/ J.H. Cohn LLP
San Diego, California January 29, 2008

RF INDUSTRIES, LTD.

BALANCE SHEETS
OCTOBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash and cash equivalents	$3,400,566	$4,612,935
Investments in available-for-sale securities	4,531,680	2,252,589
Trade accounts receivable, net of allowance for
doubtful accounts of $43,459 and $45,653	1,900,029	2,053,402
Inventories	4,955,302	5,250,484
Other current assets	241,995	208,156
Deferred tax assets	321,700	196,075
Total current assets	15,351,272	14,573,641

Equipment and furnishings:
Equipment and tooling	1,780,154	1,662,822
Furniture and office equipment	341,590	386,137
	2,121,744	2,048,959
Less accumulated depreciation	1,866,051	1,672,813
Total	255,693	376,146

Goodwill	308,479	200,848
Amortizable intangible assets, net	114,800	73,333
Note receivable from stockholder	66,980	66,980
Other assets	30,934	28,087

Totals	$16,128,158	$15,319,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205,136	$441,203
Accrued expenses	696,939	564,940
Income taxes payable	167,625	719,864
Total current liabilities	1,069,700	1,726,007

Deferred tax liabilities	70,000	90,618
Other long-term liabilities	47,665	38,411
Total liabilities	1,187,365	1,855,036

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 10,000,000 shares at $.01
par value; 3,285,969 and 3,252,613 shares issued
and outstanding	32,860	32,526
Additional paid-in capital	5,700,362	4,582,897
Retained earnings	9,207,571	8,843,268
Accumulated other comprehensive income - net unrealized
gain on available-for-sale securities		5,308
Total stockholders' equity	14,940,793	13,463,999

Totals	$16,128,158	$15,319,035
See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006

Net sales	$14,853,039	$15,187,893
Cost of sales	7,965,850	7,932,097

Gross profit	6,887,189	7,255,796

Operating expenses:
Engineering	571,237	516,498
Selling and general	4,625,065	4,311,515
Totals	5,196,302	4,828,013

Operating income	1,690,887	2,427,783

Other income - interest	387,712	335,604

Income before income taxes	2,078,599	2,763,387

Provision for income taxes	943,376	1,222,715

Net income	$1,135,223	$1,540,672

Earnings per share:
Basic	$.35	$.48

Diluted	$.30	$.42

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2007 AND 2006

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings		Income	Equity
Balance, November 1, 2005	3,082,521	$30,825	$3,872,983	$7,302,596			$11,206,404

Comprehensive income:
Net income				1,540,672			1,540,672
Unrealized gain on short-term investments						$5,308	5,308
Total comprehensive income							1,545,980

Stock based compensation expense			143,188				143,188

Tax benefit on non-qualified stock
options			288,000				288,000

Exercise of stock options	170,092	1,701	278,726				280,427

Balance, October 31, 2006	3,252,613	32,526	4,582,897	8,843,268		5,308	13,463,999

Net income				1,135,223			1,135,223

Reclassification adjustment for gain on short-term investment included in net income						(5,308)	(5,308)

Stock based compensation expense			572,471				572,471

Tax benefit on non-qualified stock
options			198,000				198,000

Exercise of stock options	105,745	1,057	197,098				198,155

Dividends				(196,375)			(196,375)

Shares issued - acquisition	30,919	309	174,691				175,000

Treasury stock purchased and retired	(103,308)	(1,032)	(24,795)	(574,545)			(600,372)

Balance, October 31, 2007	3,285,969	$32,860	$5,700,362	$9,207,571	$		$14,940,793

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006
Operating activities:
Net income	$1,135,223	$1,540,672
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for bad debts	(4,393)	40,224
Depreciation and amortization	268,707	271,209
Deferred income taxes	(146,243)	(75,457)
Stock based compensation expense	572,471	143,188
Income tax benefit on non-qualified stock options	(198,000)	288,000
Changes in operating assets and liabilities (net of acquisition):
Trade accounts receivable	184,819	(202,926)
Inventories	429,145	(1,069,984)
Income tax payable	(354,239)	1,025,995
Other current assets	(23,899)	(110,800)
Accounts payable	(236,067)	106,454
Accrued expenses	105,588	225,365
Net cash provided by operating activities	1,733,112	2,181,940

Investing activities:
Payment for acquisition	(166,667)
Purchases of available-for-sale securities	(4,832,399)	(5,363,610)
Sales of available-for-sale securities	2,548,000	3,116,329
Capital expenditures	(93,823)	(141,620)
Payment of note receivable		2,500
Payments of note receivable from related party		29,750
Net cash used in investing activities	(2,544,889)	(2,356,651)

Financing activities:
Proceeds from exercise of stock options	198,155	280,427
Purchases of treasury stock	(600,372)
Dividends paid	(196,375)
Income tax benefit on non-qualified stock options	198,000
Net cash provided by (used in) financing activities	(400,592)	280,427

Net increase (decrease) in cash and cash equivalents	(1,212,369)	105,716

Cash and cash equivalents at beginning of year	4,612,935	4,507,219

Cash and cash equivalents at end of year	$3,400,566	$4,612,935

Supplemental cash flow information - income taxes paid	$1,438,631
Noncash investing and financing activities:
Stock issued for acquisition	$175,000
Present value of minimum guaranteed payments	$35,665
Retirement of treasury stock	$600,372

See Notes to Financial Statements.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies:

Business activities:
The Company’s business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company currently conducts its operations through six related business divisions: (i) RF Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connectors and cable assemblies used primarily in radio and other professional communications applications; (ii) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors and connector assemblies for aerospace, original electronics manufacturers and military electronics applications; (iii) Worswick Division is engaged in sales of microwave and radio frequency connectors and cable assemblies to end users in multi-media, radio and other communications applications; (iv) Bioconnect Division is engaged in the design, manufacture and sales of cable interconnects for medical monitoring applications; (v) Neulink Division is engaged in the design, manufacture and sales of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (vi) RadioMobile Division is engaged as an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile Division operates as a separate division and supplements the operations of the Company’s Neulink division (see Note 11).

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

Revenue recognition:
Revenue from product sales is recognized when the product is shipped and collectability is reasonably assured. At times, when the Company manufactures custom connectors and cable assemblies for aerospace or military customers, product acceptance is also a criterion for revenue recognition.

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

Goodwill:
The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. There was no impairment of goodwill as a result of impairment tests performed according to SFAS 142 in 2007 or 2006.

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

Amortizable Intangible assets:
As of October 31, 2007, amortizable intangible assets are amortized over a period of three years. Amortization expense is expected to be $60,489 and $27,156 and $27,156 for the years ending October 31, 2008, 2009 and 2010, respectively.

	2007	2006
Intangible Assets
Non-Compete	$120,000	$120,000
Software	47,522
Customer List	33,945
	201,467	120,000
Accumulated Amortization	(86,667)	(46,667)
Totals	$114,800	$73,333

Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $172,000 and $196,000 in 2007 and 2006, respectively.

Research and development:
The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $50,000 and $0 in 2007 and 2006, respectively.

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

SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of October 31, 2007, the Company has not made that election.

For the fiscal year ended October 31, 2007, the adoption of SFAS 123R reduced income from operations by $572,000, reduced net income by approximately $508,000 and reduced basic earnings per share by $0.16 and diluted earnings per share by $0.14.

Also, in accordance with SFAS 123R, the Company presents the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the statement of cash flows.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):

Earnings per share:
Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the year ended October 31, 2007 and October 31, 2006, that were not included in the computation because they were anti-dilutive, totaled 163,923 and 77,929, respectively.

The following table summarizes the calculation of basic and diluted earnings per share:

	2007	2006
Numerators:
Net income (A)	$1,135,223	$1,540,672

Denominators:
Weighted average shares outstanding for basic
earnings per share (B)	3,263,695	3,185,920
Add effects of potentially dilutive securities -
assumed exercise of stock options	491,754	525,615

Weighted average shares for diluted
earnings per share (C)	3,755,449	3,711,535

Basic net earnings per share (A)÷(B)	$.35	$.48

Diluted net earnings per share (A)÷(C)	$.30	$.42

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies (continued):

New accounting pronouncements:
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax position that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective for the October 31, 2008 fiscal year. Differences between the amounts recognized in the statement of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases or decreases in future effective tax rates, and/or increases in future effective tax rate volatility.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. For the Company, SFAS 157 will be effective for the 2009 fiscal year. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

Reclassification:
Certain amounts in the 2006 financial statements have been reclassified from amounts in the financial statements we originally filed to conform to the current presentation.

Note 2 - Concentration of credit risk and sales to major customers:

The Company maintains its cash balances with several financial institutions. As of October 31, 2007, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $1,747,000. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Sales to one customer represented 18% and 17% of total sales, and 13% and 12% of total accounts receivable in 2007 and 2006, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Inventories and major vendors:

Inventories consist of the following as of October 31, 2007 and 2006:

	2007	2006

Raw materials and supplies	$1,092,965	$1,038,857
Work in process	19,716	20,024
Finished goods	3,966,681	4,259,125
Less inventory reserve	(124,060)	(67,522)

Totals	$4,955,302	$5,250,484

Purchases of connector products from two major vendors represented 17% and 20% of the total inventory purchases in 2007 and 46% and 12% in 2006, respectively. The decrease is due primarily to the Company choosing to utilize different suppliers as a means to offset proposed price increases from one of the Company’s major suppliers in 2006. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Commitments:

The Company leases its facilities in San Diego, California and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in June 2005, adding additional square feet. The amended lease expires in May 2010 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rents were $54,000 as of October 31, 2007 and $59,000 at October 31, 2006. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Worswick division operations include a warehouse and retail space. Approximately 25% of the space is subleased to other tenants. The Las Vegas lease is a three year lease expiring in March 2010. The Company also leases certain automobiles under operating leases which expire at various dates through February 2011.

Rent expense under all operating leases totaled approximately $420,000 and $399,000 in 2007 and 2006, respectively.

Minimum lease payments under these operating leases in each of the years subsequent to October 31, 2007 are as follows:

Year Ending
October 31,	Amount

2008	$387,000
2009	353,000
2010	178,000
2011	5,000

Total	$923,000

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Commitments (concluded):

The Company has an employment agreement with the President and Chief Executive Officer for a term of up to three consecutive one year periods commencing on June 20, 2005 (the “Commencement Date”), and ending on June 20, 2008, which expires at the end of each Employment Year of June 19 and may be extended for an additional Employment Year on the anniversary dates thereafter. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to $95,764 at October 31, 2007.

Note 5 - Segment information:

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same format reviewed by the Company’s management (the “management approach”).

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, Bioconnect and Worswick divisions into the RF Connector Cables Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Company had not reported segment information in its previous filings for the operations associated with its Connector, Neulink and Bioconnect business units in the same format as reviewed by the Company’s chief operating decision maker. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. All stock based compensation is attributed to the RF Connector Cable Assembly segment. Inventory, fixed assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2007 and 2006:

	2007	2006

United States	$12,579,555	$13,740,623
Foreign countries	2,273,484	1,447,270

Totals	$14,853,039	$15,187,893

Note 5 - Segment information (concluded):

Net sales, income before provision for income taxes and other related segment information as of October 31, 2007 and 2006, and for the years then ended follows:

2007	RF Connectors Cable Assembly	RF Wireless	Corporate	Total
Net sales	$13,706,909	$1,146,130	$0	$14,853,039
Income before provision for income taxes	1,465,109	225,778	387,712	2,078,599
Depreciation and amortization	268,115	592	0	268,707
Total assets	4,797,987	836,287	10,493,884	16,128,158
Additions to property and equipment	93,823	0	0	93,823

2006
Net sales	$14,369,570	$818,323	$0	$15,187,893
Income before provision for income taxes	2,392,653	35,130	335,604	2,763,387
Depreciation and amortization	271,209	0	0	271,209
Total assets	5,900,811	454,429	8,963,795	15,319,035
Additions to property and equipment	141,620	0	0	141,620

Note 6 - Income taxes:

The provision (benefit) for income taxes consists of the following:

	2007	2006
Current:
Federal	$842,619	$1,032,000
State	247,000	266,172
	1,089,619	1,298,172
Deferred:
Federal	(119,343)	(65,000)
State	(26,900)	(10,457)
	(146,243)	(75,457)

Totals	$943,376	$1,222,715

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2007		2006
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Income tax at Federal
statutory rate	$706,700	34.0%	$940,000	34.0%

State tax provision, net
of Federal tax benefit	145,200	7.0	169,000	6.1

Nondeductible differences: ISO stock options	142,000	6.8	43,000	1.6

Other	(50,524)	(2.4)	70,715	2.5
Provision for income
taxes	$943,376	45.4%	$1,222,715	44.2%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2007 and 2006 are as follows:

	2007	2006
Assets:
Allowance for doubtful accounts	$17,300	$18,000
Inventory obsolescence	49,400	27,000
Accrued vacation	62,100	61,000
State income taxes	85,600	66,000
Stock based compensation awards	61,600
Capital loss carryforwards	-	3,000
Other	45,700	24,075
Totals	321,700	199,075

Liabilities:
Depreciation	(70,000)	(90,618)

Less valuation allowance	-	(3,000)

Net deferred tax assets	$251,700	$105,457

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stock options:

Incentive and Non-Qualified Stock Option Plans:
The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire or are forfeited or are exercised. As of October 31, 2007, a total of 313 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they expire, are forfeited or are exercised. As of October 31, 2007, a total of 4,000 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. In May 2003, the Board of Directors and Shareholders approved an increase to the 2000 Option Plan of 100,000 options. In June 2006, the Company’s shareholders approved an increase to the 2000 Option Plan of 250,000 options. In May 2007, the shareholders approved an increase to the 2000 Option Plan of 100,000 options. Accordingly, as of October 31, 2007, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 810,000, of which 506,258 are still outstanding and 10,185 options were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options with a one year vesting provision. Incentive and non-qualified stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Incentive and Non-Qualified Stock Option Plans (concluded):

The Company’s historical net income and earnings per common share and pro forma net income and earnings per common share assuming compensation cost had been determined for the year ended October 31, 2006 based on the fair value instead of the intrinsic value at the grant date for all awards to the Company’s employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and amortized ratably over the vesting period, are set forth below:

2006
Net income:
As reported	$1,540,672

Add back stock based compensation expense
recognized under the intrinsic value method	143,188

Deduct total stock-based employee
compensation expense determined
under the fair value based method
for all awards - net of income taxes	(528,000)

Pro forma	$1,155,860

Basic earnings per share:
As reported	$.48
Pro forma	$.36

Diluted earnings per share:
As reported	$.42
Pro forma	$.31

Additional required disclosures related to stock option plans:
The fair value of each option granted in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006

Dividend yield	0% to 1.06%	0%
Expected volatility	54% to 58%	54% to 57%
Risk-free interest rate	4.16% to 5.00%	4.42% to 4.95%
Expected lives	4.75 to 6 years	5 years
Weighted average fair market value of
options granted during the year	$3.74	$3.54

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical experience with exercise and post employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Additional information regarding all of the Company's outstanding stock options at October 31, 2007 and 2006 and changes in outstanding stock options in 2007 and 2006 follows:

	2007		2006

		Weighted		Weighted
	Shares	Average	Shares	Average
	or Price	Exercise	or Price	Exercise
	Per Share	Price	Per Share	Price

* Options outstanding at beginning of year	974,122	$3.05	906,097	$1.99
Options granted	148,985	7.50	272,508	6.02
Options exercised	(105,745)	1.87	(170,092)	1.65
Options forfeited	(5,920)	7.38	(34,391)	5.38

* Options outstanding at end of year	1,011,442	3.81	974,122	3.05

* Option price range at end of year	$.10 - $7.56		$.10 - $7.50

Aggregate intrinsic value of options exercised during year:	$600,078		$953,981

*
Included in the options outstanding are 500,871 in 2007 and 564,871 in 2006 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Weighted average remaining contractual life of options exercisable at October 31, 2007: 7.26 years

Aggregate intrinsic value of options outstanding at October 31, 2007: $3,786,868

Aggregate intrinsic value of options exercisable at October 31, 2007: $3,033,968

As of October 31, 2007, $631,408 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about stock options outstanding at October 31, 2007, all of which are at fixed-prices:

			Weighted Average		Weighted
			Remaining		Average
		Weighted	Contractual		Exercise
Range of		Average	Life	Number	Price
Exercise	Number	Exercise	of Options	of Options	of Options
Price	Outstanding	Price	Outstanding	Exercisable	Exercisable

$.10	239,871	$.10	1 year after termination	239,871	$.10
$1.33 - $ 2.50	145,693	2.12	4 years	75,693	2.12
$2.66 - $3.95	169,035	3.02	6 years	89,035	3.13
$4.94 - $7.50	456,843	6.58	7 years	307,858	6.14
	1,011,442	3.81		712,457	3.30

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Retirement plan:

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2007 or 2006.

Note 9 - Related party transactions:

The note receivable from stockholder of $66,980 at October 31, 2007 and 2006 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by the properties owned by the President.

A director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2007 and 2006, the Company paid the firm $40,409 and $39,870, respectively, for services rendered.

Note 10- Legal proceedings:

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

Note 11- Business acquisition:

The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc. (“RadioMobile”), a privately held San Diego, California company on September 1, 2007. RadioMobile Inc. is an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile has developed software and hardware used by police departments and transportation vehicles to receive and transfer electronic data. The RadioMobile purchase agreement contains certain provisions containing contractual and/or legal rights that could potentially create intangible assets apart from goodwill. The asset purchase agreement has an earn out provision over three years based upon revenues earned by RadioMobile operating as a separate division. The maximum future consideration is $500,000. The purchase price for the RadioMobile asset purchase included $166,667 in cash payments and $175,000 in stock issuance, representing 30,919 shares at $5.66, and totaling $35,665 of guaranteed minimum future consideration. Upon the resolution of a contingency based on earnings, any additional consideration paid will be recorded by the acquiring enterprise as an additional cost of the acquired enterprise. Minimum contingent consideration amounts per the Asset Purchase Agreement were recorded upon closing at their net present value, using an 8% discount rate. Any future contingent consideration based on meeting certain earnings levels will be accounted for as additional consideration when the amounts are resolved.

The purpose of the acquisition was to combine Neulink’s industry leading modem products, which enables the Company to enter and compete in the design and marketing of mobile wireless communications systems. Goodwill recorded upon the purchase acquisition is fully deductible for tax purposes.

RF INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 11- Business acquisition (concluded):

The acquisition of the RadioMobile assets has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of September 1, 2007 follows:

Accounts receivable	$27,053
Inventory	133,963
Other assets (prepaid, net fixed assets)	27,218
Intangible assets:
Software	47,522
Customer list	33,945
Goodwill	107,631
Total assets acquired	377,332
Assumed liabilities	(164,000)
Net assets aquired at closing	$213,332

Assuming the acquisition had taken place on the first day of the year ended October 31, 2007 and 2006, unaudited net sales would have been approximately $15,600,000 and $15,900,000 while unaudited net income and earnings per share information would not have been materially different than the amounts shown on the accompanying statement of income for the years ended October 31, 2007 and 2006.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: February 8, 2008	By:	/s/ Howard F. Hill

Howard F. Hill, President/CEO (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 8, 2008	By:	/s/ James S. Doss

James S. Doss, Chief Financial Officer (Principal Accounting Officer)

Date: February 8, 2008	By:	/s/ Howard F. Hill

Howard F. Hill, President/CEO (Principal Executive Officer)

Date: February 8, 2008	By:	/s/ John Ehret

John Ehret, Director

Date: February 8, 2008	By:	/s/ Marvin Fink

Marvin Fink, Director

Date: February 8, 2008	By:	/s/ William Reynolds

William Reynolds, Director

Date: February 8, 2008	By:	/s/ Robert Jacobs

Robert Jacobs, Director

Date: February 8, 2008	By:	/s/ Linde Kester

Linde Kester, Director