Form 10QSB
period 2008-01-31
R F INDUSTRIES LTD
filed 2008-03-17
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JANUARY 31, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of February 26, 2008, the registrant had 3,291,999 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
UNAUDITED

	January 31, 2008	October 31, 2007
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,845,012	$3,400,566
Investments in available-for-sale securities	4,332,273	4,531,680
Trade accounts receivable, net of allowance for doubtful accounts of $39,957 and $43,459	1,693,723	1,900,029
Inventories	5,447,579	4,955,302
Other current assets	371,924	241,995
Deferred tax assets	239,800	321,700
TOTAL CURRENT ASSETS	15,930,311	15,351,272

Equipment and furnishings:
Equipment and tooling	1,780,154	1,780,154
Furniture and office equipment	341,590	341,590
	2,121,744	2,121,744
Less accumulated depreciation	1,918,165	1,866,051
TOTAL	203,579	255,693

Goodwill	308,479	308,479
Amortizable intangible asset, net	98,011	114,800
Note receivable from stockholder	66,980	66,980
Other assets	30,934	30,934
TOTAL ASSETS	$16,638,294	$16,128,158

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
UNAUDITED

	January 31, 2008	October 31, 2007
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$284,022	$205,136
Accrued expenses	1,007,911	696,939
Income taxes payable	42,690	167,625
TOTAL CURRENT LIABILITIES	1,334,623	1,069,700

Deferred tax liabilities	37,100	70,000
Other long-term liabilities	258,478	47,665
TOTAL LIABILITIES	1,630,201	1,187,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,291,999 and 3,285,969 shares issued and outstanding	32,920	32,860
Additional paid-in capital	5,870,072	5,700,362
Retained earnings	9,105,101	9,207,571
TOTAL STOCKHOLDERS’ EQUITY	15,008,093	14,940,793
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,638,294	$16,128,158

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31
UNAUDITED

	2008	2007

Net sales	$3,826,566	$3,152,128

Cost of sales	1,955,493	1,890,421

Gross profit	1,871,073	1,261,707

Operating expenses:

Engineering	272,392	116,982

Selling and general	1,331,543	1,123,531

Totals	1,603,935	1,240,513

Operating income	267,138	21,194

Other income - interest	69,706	108,738

Income before provision for income taxes	336,844	129,932

Provision for income taxes	154,603	97,000

Net income	$182,241	$32,932

Basic earnings per share	$0.06	$0.01

Diluted earnings per share	$0.05	$0.01

Basic weighted average shares outstanding	3,291,503	3,256,758

Diluted weighted average shares outstanding	3,723,300	3,817,132

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31
UNAUDITED

	2008	2007
OPERATING ACTIVITIES:
Net income	$182,241	$32,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense adjustment	(3,502)	(3,894)
Depreciation and amortization	68,903	63,390
Deferred income taxes	49,000	1,457
Stock-based compensation expense	139,981	129,851
Changes in operating assets and liabilities:	-	-
Trade accounts receivable	209,808	786,519
Inventories	(492,277)	(267,058)
Income taxes payable	(124,935)	(824,528)
Other current assets	(129,929)	(50,344)
Accounts payable	78,886	(82,913)
Accrued expenses	212,742	(196,918)
Other long-term liabilities	23,739	-
Net cash provided by (used in) operating activities	214,657	(411,506)

INVESTING ACTIVITIES:

Purchase of available-for-sale securities	(1,200,000)	-
Sale of available-for-sale securities	1,400,000	1,208,598
Net cash provided by investing activities	200,000	1,208,598

FINANCING ACTIVITIES - proceeds from exercise of stock options	29,789	75,383

Net increase in cash and cash equivalents	444,446	872,475
Cash and cash equivalents, beginning of period	3,400,566	4,612,935
Cash and cash equivalents, end of period	$3,845,012	$5,485,410

Supplemental cash flow information:

Income taxes paid	$230,000	$920,071

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED CCONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2007 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2007 included in the Company’s Annual Report on Form 10-KSB (“Form 10-KSB”) for the year ended October 31, 2007 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after a purchase orders are received which contain a fixed price and the products are shipped. Most of the Company’s products are sold to continuing customers with established credit histories.

Note 2 - Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in U.S. Treasury Bills and auction rate securities were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains or losses were immaterial for the periods presented.

Our investment securities consist of high-grade auction rate securities and U.S. Treasury bills. As of January 31, 2008, our investments included $4,330,000 of high-grade (AAA/AA rated) auction rate securities issued primarily by municipalities. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, some of our auction rate securities could become illiquid and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments are successful, the securities are redeemed by the issuer or they mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. The Company has sold $2,480,000 of the auction rate securities and purchased FDIC insured certificated of deposit with the proceeds as of February 29, 2008.

Note 3 - Components of inventory

Inventories, consisting of the following:

	January 31, 2008	October 31, 2007

Raw materials and supplies	$1,383,344	$1,092,965
Work in process	7,442	19,716
Finished goods	4,084,799	3,966,681
Inventory reserve	(28,006)	(124,060)

Total	$5,447,579	$4,955,302

Purchases of connector products from three major vendors in the three month period ended January 31, 2008, represented 28%, 18% and 11% compared to two major vendors who represented 26% and 24% of the total inventory purchases for the same period in 2007. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2008, the effects of the assumed exercise of options to purchase 256,646 shares of the Company’s common stock, at a price range of $6.62 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At January 31, 2007, the effects of the assumed exercise of options to purchase 123,758 shares of the Company’s common stock, at a price of $7.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31
	2008	2007

Weighted average shares outstanding for basic earnings per share	3,291,503	3,256,758

Add effects of potentially dilutive securities-assume exercise of stock options	431,797	560,374

Weighted average shares for diluted net earnings per share	3,723,300	3,817,132

Note 5 - Stock-based compensation and equity transactions

The Company follows adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the calculation of the historical pool of windfall tax benefits.  This pool of windfall tax benefits is needed to determine the treatment of "shortfalls" that occur when the tax deduction received for a stock-based compensation award is less than the cumulative compensation cost recognized for that award for financial reporting purposes.  The Company is electing to use the "short-cut" method of FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, to calculate the historical pool of windfall tax benefits.

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Outstanding options are generally exercisable one year after the date of the grant and expire no more than ten years after the grant. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the three months ended January 31, 2008 and 2007 was estimated to be $3.36 and $3.64 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Risk-free interest rate	4.29%	5.00%
Dividend yield	1.06%	0.00%
Expected life of the option	6 years	5 years
Volatility factor	54.00%	57.00%

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

Issuances of common stock by the Company

During the three months ended January 31, 2008, the Company received cash proceeds of $29,789 from the exercise of options for the purchase of 6,030 shares of common stock.

RF Industries, Ltd. stock option plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2008 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 1, 2007	1,011,442	$3.81
Options granted	10,000	$6.62
Options exercised	(6,030)	$4.94
Options canceled or expired	(16,903)	$7.49
Options outstanding at January 31, 2008	998,509	$3.77	6.72 years	$2,347,840
Options exercisable at January 31, 2008	726,177	$3.32	3.32 years	$1,923,640

As of January 31, 2008, $457,167 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 1.61 years.

The total intrinsic value of stock options exercised during the three months ended January 31, 2008 was $13,574.

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 15% of the Company’s net sales for the three months ended January 31, 2008. Two customers individually accounted for 17% and 12% of the Company’s net sales for the three month period ended January 31, 2007. Although these customers have been customers of the Company continuously during the past six years, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that these customers or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Note 7 - Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).” Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same format reviewed by the Company’s management chief decision maker (the “management approach”).

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has two segments- - the RF Connector and Cable Assembly and RF Wireless based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of four divisions while the RF Wireless segment is comprised of two. The only two divisions that meet the quantitative thresholds for segment reporting are Connector / Cable Assembly and RF Neulink. Each of the other divisions aggregated into these segments has similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, Bioconnect and Worswick divisions into the RF Connector Cables Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment, as explained above. The Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. All stock-based compensation is attributed to the RF Connector Cable Assembly segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month periods ended January 31, 2008 and 2007:

	Three Months Ended January 31
	2008	2007

United States	$3,167,140	$2,574,523

Foreign countries	659,426	577,605

	$3,826,566	$3,152,128

Net Sales, income (loss) before provision for income taxes and other related segment information for the three months ended January 31, 2008 and 2007 are as follows:

2008	RF Connector and Cable Assembly	RF Wireless	Corporate	Total
Net sales	$3,479,773	$346,793	$-	$3,826,566
Income (loss) before provision for income taxes	322,206	(55,068)	69,706	336,844
Depreciation and amortization	59,552	9,351	-	68,903

2007	RF Connector and Cable Assembly	RF Wireless	Corporate	Total
Net sales	$3,034,980	$117,148	$-	$3,152,128
Income (loss) before provision for income taxes	27,647	(6,454)	108,739	129,932
Depreciation and amortization	63,390	-	-	63,390

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three months ended January 31, 2008 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6.7%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of January 31, 2008, the Company estimated that its effective annual tax rate for the year ending October 31, 2008 will be approximately 45.7%, which is above the expected statutory rate primarily as a result of permanent differences between income before taxes for financial reporting purposes and taxable income. The most significant permanent difference relate to the portion of compensation expense recognized for financial reporting purposes attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. The Company recognized noncash, nondeductible charges to compensation expense of approximately $87,000 and $97,000 in the three months ended January 31, 2008 and January 31, 2007, respectively, related to ISOs under SFAS 123R.

As of November 1, 2007, the Company adopted the provisions of, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), which was supplemented by FASB Financial Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. Any cumulative effect of adopting FIN 48 on November 1, 2007 was required to be recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods in the amount of approximately $133,000, and thus did record a change in its opening retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of ultimate resolution is uncertain should be recognized as long-term liabilities.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. The Company has accrued $54,000 for payment of interest and penalties related to unrecognized tax benefits as of the adoption date of FIN 48, and thus did record a change in its opening retained earnings.

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. The entire accrual including interest and penalty has been recorded to other long-term liabilities

The Company’s major tax jurisdictions are the United States and California. The tax years 2003 through 2006 remain open and subject to examination by the appropriate governmental agencies in the United States. The tax years 2002 through 2006 remain open and subject to examination by the appropriate state agencies.

Note 9 - Dividend Declaration

On January 24, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. The dividend payment was paid on February 25, 2008 to stockholders of record on February 5, 2008. Dividends payable of $98,230 have been included in accrued expenses at January 31, 2008.

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes and other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis and Plan of Operation,” under the caption “Risk Factors,” and the audited financial statements and related notes included in the Company’s Annual Report filed on Form 10-KSB for the year ended October 31, 2007 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The financial statements of the Company’s are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company’s management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company’s critical accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 2007.

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represent 91% of the Company’s net sales during the three month period ended January 31, 2008, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of January 31, 2008, the amount of cash and cash equivalents was equal to $3,845,012 in the aggregate and the Company had $4,332,273 of investments in available-for-sale securities.

•	As of January 31, 2008, the Company had $15,930,311 in current assets, and $1,334,623 in current liabilities.

•	As of January 31, 2008, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company recognized net income of $182,241 for the three months ended January 31, 2008. The Company realized cash flows of $214,657 from operating activities, $200,000 from investing activities and $29,789 from financing activities for the three months ended January 31, 2008. The Company’s overall cash position increased by $444,446 during the three month period ended January 31, 2008.

Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2008 decreased approximately 11%, or by $206,306 to $1,693,723 compared to the October 31, 2007 balance of $1,900,029. The decrease in accounts receivable is due to improved receivables management and collection efforts by the Company.

Inventories at January 31, 2008 increased 10%, or $492,277 to $5,447,579 compared to $4,955,302 on October 31, 2007. The increase in inventories is due to increased sales during the quarter ended January 31, 2008, which we adjusted our inventory purchases to reflect the increase in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $129,929 to $371,924 as of January 31, 2008, from $241,995 on October 31, 2007 mainly as a result of the timing of payments made by the company.

Accounts payable at January 31, 2008 increased $78,886 to $284,022 from $205,136 on October 31, 2007. The change in accounts payable is merely the result of the timing of invoices received and payments made.

Net cash provided by investing activities of $200,000 for the three months ended January 31, 2008 was attributed to the sale of available-for-sale securities.

Net cash provided by financing activities was $29,789 for the three months ended January 31, 2008, was attributable to proceeds received from the exercise of stock options.

As of January 31, 2008, the Company had a total of $3,845,012 of cash and cash equivalents compared to a total of $3,400,566 of cash and cash equivalents on October 31, 2007. However, the amount of investments in available-for-sale securities decreased by $199,407 as the Company’s available-for-sale securities matured. Collectively, the amount of cash and available-for-sale securities that the Company held on January 31, 2008 increased by $245,039 from the amount held on October 31, 2007 due to the cash flows from operations and cash flows from investing activities during the fiscal quarter ended January 31, 2008.

Our investment securities consist of high-grade auction rate securities and U.S. Treasury bills. As of January 31, 2008, our investments included $4,330,000 of high-grade (AAA/AA rated) auction rate securities issued primarily by municipalities. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, some of our auction rate securities could become illiquid and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments are successful, the securities are redeemed by the issuer or they mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Total current liabilities at January 31, 2008 increased $264,923 to $1,334,623 from $1,069,700 on October 31, 2007. Despite the increase in current liabilities, as of January 31, 2008, the Company had working capital of $14,595,688 and a current ratio of approximately 12:1.

On January 24, 2008 the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. The dividend record date was February 5, 2008 and the dividend was paid to stockholders on February 25, 2008.

Results Of Operations

Three Months Ended 2008 vs. Three Months Ended 2007

Net sales in the current fiscal quarter ended January 31, 2008, increased 21%, or $674,438 to $3,826,566 from $3,152,128 in the comparable fiscal quarter in the prior year, due to increased sales of the Company’s connectors and radio modems. The increase was in the sale of connectors was due to a continuing increase in the market demand for wireless connectors, while the increase in sales of radio modems was the result of orders received from the military.

Foreign sales during the fiscal quarter ended January 31, 2008 increased by $81,821 to $659,426 compared to foreign sales of $577,605 during the fiscal quarter ended January 31, 2007. Foreign sales represented approximately 17% and 18% of the Company’s net sales during the fiscal quarters ended January 31, 2008 and 2007, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales increased from 40% to 49% during the current fiscal quarter compared to the same fiscal quarter last year. The Company operates in two segments. The RF Connector and Cable Assembly increased its gross margins during the current quarter because of increased sales of connector products (that have higher gross margins) compared to sales of the lower margin cable assemblies. Increased sales of wireless radio modems by the Company’s RF Wireless segment drove down the cost of the Company’s wireless modems as production efficiencies and volume purchase savings were achieved. The benefits from the improved mix of products sold and from production efficiencies were partly offset by increases in the Company’s labor costs during the 2008 fiscal quarter compared to the comparable quarter last year. Labor costs included a $27,000 cost of sales expense related to employee stock options for the current quarter, compared to $49,000 of stock option expenses in the same fiscal quarter this last year. Overall, the Company’s gross margins of the RF Connector and Cable Assembly are slightly higher than the RF Wireless segment division. However, the connector and cable assembly products account for approximately 92% of the Company’s total sales and cost of goods sold in the current three month period, compared with 96% of total sales and 98% of the cost of goods sold in comparable period of the prior year.

Engineering expenses increased 133%, or $155,410, to $272,392 from $116,982 in the comparable quarter of the prior year due to an increase contract labor, payroll and employee benefit costs. Approximately $80,000 was spent on new product development for the RF Wireless segment.

Selling and general expenses increased 19% or $208,012 to $1,331,543 from $1,123,531 in the comparable quarter of the prior fiscal year. The increase in selling and general expenses is due primarily to increased employee labor and benefit costs of $177,579 and a $36,633 increase in advertising expense from the comparable period in 2007. However, due to the significant increase in net sales, as a percentage of sales, the selling and general expenses for the current period decreased to 35% compared with 36% in the prior year.

Other income for the first quarter of 2008 decreased $39,032 over the same period in the prior year due to lower investment interest income reflecting decreasing interest rates.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales, the income before provision for income taxes during the fiscal quarter ended January 31, 2008 increased by $206,912 to $336,844. Income before provision for income taxes for the fiscal quarter ended January 31, 2007 was $129,932.

The provision for income taxes during the 2008 fiscal quarter was $154,603 (or a combined estimated Federal and state income tax rate of approximately 46%), compared to $97,000 in the fiscal quarter ended January 31, 2007 (or a combined estimated Federal and state income tax rate of approximately 75%). The significant decrease in the combined statutory Federal and state tax rate in the 2008 fiscal quarter is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash, charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for the financial reporting purposes but are generally not deductible for tax reporting purposes.

The combination of an overall increase in sales compared to last year, and an increase in gross margins resulted in a $609,366 increase in gross profits. The increase in gross profits was offset slightly by increases in engineering and selling and general expenses. As a result, the Company’s operating income increased to only $267,138 for the first fiscal quarter of 2008 compared to $21,194 in the prior year’s fiscal quarter. The increase in operating income was partially offset by lower interest income and higher income taxes. Accordingly, net income for the fiscal quarter ended January 31, 2008 was $182,241 compared to $32,932 for the same period last year.

Risk Factors

Investors should carefully consider the risks described below and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007. The risks and uncertainties described below and in the Annual Report are not the only ones facing the Company. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Dependence On RF Connector and Cable Assembly Products

Of the Company’s six operating divisions, four comprise the RF Connector and Cable Assembly segment and two comprise the RF Wireless segment. The RF Connector and Cable Assembly segment accounted for approximately 92% of the Company’s net sales for the fiscal year ended October 31, 2007, and approximately 91% of net sales during the three month period ended January 31, 2008, respectively. The Company expects that sales of RF Connector and Cable Assembly products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector and Cable Assembly segment could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly segment are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 50% of the net sales of the Company for the fiscal year ended October 31, 2007, and approximately 50% for the three month period ended January 31, 2008. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customers

One major customer accounted for approximately 15% of net sales for the three month period ended January 31, 2008, and approximately 17% of the net sales of the Company for the fiscal year ended October 31, 2007. Although this customer has been an on-going major customer of the Company during the past six years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 17% of net sales during the three month period ended January 31, 2008, and approximately 18% for the comparable periods in 2007. International revenues are subject to a number of risks, including:

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

Item 3a(T). Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, for the reasons set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2008. A material weakness existed relating to a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. This material weakness was identified in the previous 10-KSB filing. However, until this material weakness is remediated and maintained, management has concluded that there is a reasonable possibility that a material misstatement to the interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In order to remedy this material weakness identified, we have recently under taken actions to implement proper controls and procedures, and other remedial actions which are yet to be implemented. Changes that have been implemented have not been in operation for a sufficient period of time in order for the Company to determine that the material weakness has been remediated. Because our remediation efforts include adding additional resources, many of the controls in our current system of internal controls will still rely extensively on manual review and approval, and management will not be able to conclude that the material weakness has been eliminated until such additional resources have been put in place, and the controls have been successfully operated and tested.

The Audit Committee will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RF INDUSTRIES, LTD.

Dated: March 17, 2008	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: March 17, 2008	By:	/s/ James Doss
James Doss
Chief Financial Officer