Form 10QSB
period 2008-04-30
R F INDUSTRIES LTD
filed 2008-06-13
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of June 6, 2008, the registrant had 3,294,459 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
UNAUDITED

ASSETS	April 30, 2008	October 31, 2007
		(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$3,892,811	$3,400,566
Investments in available-for-sale securities	4,764,398	4,531,680
Trade accounts receivable, net of allowance for doubtful accounts of $33,745 and $43,459	1,953,759	1,900,029
Inventories	5,645,405	4,955,302
Other current assets	278,822	241,995
Deferred tax assets	281,100	321,700
TOTAL CURRENT ASSETS	16,816,295	15,351,272

Equipment and furnishings:
Equipment and tooling	1,785,884	1,780,154
Furniture and office equipment	341,590	341,590
	2,127,474	2,121,744
Less accumulated depreciation	1,970,878	1,866,051
TOTAL	156,596	255,693

Goodwill	308,479	308,479
Amortizable intangible asset, net	81,222	114,800
Note receivable from stockholder	66,980	66,980
Other assets	28,383	30,934
TOTAL ASSETS	$17,457,955	$16,128,158

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
UNAUDITED

	April 30, 2008	October 31, 2007
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$396,966	$205,136
Accrued expenses	986,883	696,939
Income taxes payable	235,448	167,625
TOTAL CURRENT LIABILITIES	1,619,297	1,069,700

Deferred tax liabilities	-	70,000
Other long-term liabilities	252,210	47,665
TOTAL LIABILITIES	1,871,507	1,187,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,294,459 and 3,285,969 shares issued and outstanding	32,945	32,860
Additional paid-in capital	6,010,529	5,700,362
Retained earnings	9,542,974	9,207,571

TOTAL STOCKHOLDERS’ EQUITY	15,586,448	14,940,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,457,955	$16,128,158

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF INCOME UNAUDITED
	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007

Net sales	$4,507,879	$3,382,991	$8,334,445	$6,535,119

Cost of sales	2,147,264	1,861,551	4,102,757	3,751,972

Gross profit	2,360,615	1,521,440	4,231,688	2,783,147

Operating expenses:

Engineering	224,472	115,951	496,864	232,933

Selling and general	1,330,084	1,157,946	2,661,627	2,281,477

Totals	1,554,556	1,273,897	3,158,491	2,514,410

Operating income	806,059	247,543	1,073,197	268,737

Other income - interest	68,337	88,932	138,043	197,670

Income before provision for income taxes	874,396	336,475	1,211,240	466,407

Provision for income taxes	332,644	158,100	497,247	255,100

Net income	$541,752	$178,375	$713,993	$211,307

Basic earnings per share	$0.16	$0.05	$0.22	$0.06

Diluted earnings per share	$0.15	$0.05	$0.19	$0.06

Basic weighted average shares outstanding	3,292,801	3,293,199	3,292,144	3,274,776

Diluted weighted average shares outstanding	3,696,618	3,531,394	3,709,668	3,674,060

Dividends paid	$196,460	$66,365	$196,460	$66,365

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30
UNAUDITED

	2008	2007
OPERATING ACTIVITIES:
Net income	$713,993	$211,307
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(6,087)	(2,142)
Depreciation and amortization	138,404	128,605
Income tax benefit on non-qualified stock options	-	(114,000)
Deferred income taxes	(29,400)	957
Stock-based compensation expense	268,310	259,702
Changes in operating assets and liabilities:
Trade accounts receivable	(47,643)	486,149
Inventories	(690,103)	90,826
Income tax payable	67,823	(712,408)
Other current assets	(36,827)	(10,069)
Other long-term assets	2,552	-
Accounts payable	191,830	(96,003)
Accrued expenses	289,967	(191,582)
Other long-term liabilities	17,471	-
Net cash provided by operating activities	880,290	51,342

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(5,957,797)	-
Maturity of available-for-sale securities	5,730,000	2,247,281
Capital expenditures	(5,729)	(82,079)
Net cash provided by (used in) investing activities	(233,526)	2,165,202

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	41,941	175,948
Purchase of treasury stock	-	(399,931)
Income tax benefit on non-qualified stock options	-	114,000
Dividends paid	(196,460)	(66,365)
Net cash used in financing activities	(154,519)	(176,348)

Net increase in cash and cash equivalents	492,245	2,040,196

Cash and cash equivalents at the beginning of the period	3,400,566	4,612,935

Cash and cash equivalents at the end of the period	$3,892,811	$6,653,131

Supplemental cash flow information:
Income taxes paid	$450,000	$966,551

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2007 has been derived from, and certain terms used herein are defined in, the audited financial statements of RF Industries, LTD. (the “Company”) as of October 31, 2007 included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 that was previously filed with the Securities and Exchange Commission. Operating results for the three and six month periods ended April 30, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after purchase orders are received which contain a fixed price and the products are shipped. Most of the Company’s products are sold to continuing customers with established credit histories.

Note 2 - Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in U.S. Treasury Bills, FDIC insured Certificates of Deposit and auction rate securities were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is an other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains or losses were immaterial for the periods presented. Subsequent to quarter end, the Company liquidated their holdings of auction rate securities.

Note 3 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	April 30, 2008	October 31, 2007

Raw materials and supplies	$1,702,046	$1,092,965
Work in process	48,379	19,716
Finished goods	3,939,616	3,966,681
Inventory reserve	(44,636)	(124,060)

Totals	$5,645,405	$4,955,302

Purchases of connector products from two major vendors in the six-month period ended April 30, 2008, represented 23% and 14% compared to 19% and 15% of the total inventory purchases for the same period in fiscal year 2007. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At April 30, 2008, the effects of the assumed exercise of options to purchase 305,001 shares of the Company’s common stock, at a price range of $6.38 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At April 30, 2007, the effects of the assumed exercise of options to purchase 123,758 shares of the Company’s common stock, at a price of $7.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007

Weighted average shares outstanding for basic net earnings per share	3,292,801	3,293,199	3,292,144	3,274,776

Add effects of potentially dilutive securities-assumed exercise of stock options	403,817	238,195	417,524	399,284

Weighted average shares for diluted net earnings per share	3,696,618	3,531,394	3,709,668	3,674,060

Note 5 - Stock-based compensation and equity transactions

The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the calculation of the historical pool of windfall tax benefits.  This pool of windfall tax benefits is needed to determine the treatment of "shortfalls" that occur when the tax deduction received for a stock-based compensation award is less than the cumulative compensation cost recognized for that award for financial reporting purposes.  The Company has elected to use the "short-cut" method of FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, to calculate the historical pool of windfall tax benefits.

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Outstanding options are generally exercisable one year after the date of the grant and expire no more than ten years after the grant. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the six months ended April 30, 2008 and 2007 was estimated to be $3.36 and $3.83 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

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

Issuances of Common Stock by the Company

During the six months ended April 30, 2008, the Company received cash proceeds of $41,941 from the exercise of options for the purchase of 8,490 shares of common stock.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2008 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,011,442	$3.81

Options granted	10,000	$6.62

Options exercised	(8,490)	$4.94		$16,058

Options cancelled or expired	(20,789)	$7.50

Options outstanding at April 30, 2008	992,163	$3.75	6.44 years	$2,797,924

Options exercisable at April 30, 2008	742,967	$3.30	6.25 years	$2,349,724

As of April 30, 2008, $311,365 of expense with respect to nonvested share-based arrangements has yet to be recognized and which is expected to be recognized over a weighted average period of 1.36 years.

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 17% and 16% of the Company’s net sales for the three and six months ended April, 30, 2008. One customer accounted for 17% of the Company’s net sales for the three-month period ended April, 30, 2007, and two customers accounted for 17% and 10% of net sales for the six-month period ended April, 30, 2007. Although these companies have been customers of the Company continuously during the past six years, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from them or the loss of these customers could significantly reduce the Company’s revenues and profits.

Note 7 - Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Pursuant to the provisions of SFAS 131, the Company reports segment sales in the same format reviewed by the Company’s management chief decision maker (the “management approach”).

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three-month and six-month periods ended April 30, 2008 and 2007:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007

United States	$3,871,413	$2,905,044	$7,038,553	$5,365,985

Foreign countries	636,466	477,947	1,295,892	1,169,134

	$4,507,879	$3,382,991	$8,334,445	$6,535,119

Net Sales, income before provision for income taxes and other related segment information for the three months ended April 30, 2008 and 2007 are as follows:

2008	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$3,759,021	$748,858	$-	$4,507,879

Income before provision for income taxes	614,822	196,769	62,805	874,396

Depreciation and amortization	61,824	7,677	-	69,501

2007	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$3,218,119	$164,872	$-	$3,382,991

Income before provision for income taxes	235,333	12,210	88,932	336,475

Depreciation and amortization	65,215	-	-	65,215

Net sales, income (loss) before provision for income taxes and other related segment information for the six months ended April 30, 2008 and 2007 are as follows:

2008	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$7,238,793	$1,095,652	$-	$8,334,445

Income before provision for income taxes	931,496	141,701	138,043	1,211,240

Depreciation and amortization	123,049	15,355	-	138,404

2007	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$6,253,099	$282,020	$-	$6,535,119

Income (loss) before provision for income taxes	280,081	(11,344)	197,670	466,407

Depreciation and amortization	128,605	-	-	128,605

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statements of income for the three and six months ended April 30, 2008 differs from than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6.3%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of April 30, 2008, the Company estimated that its effective annual tax rate for the year ending October 31, 2008 will be approximately 41%, which is above the expected statutory rate primarily as a result of permanent differences between income before taxes for financial reporting purposes and taxable income. The most significant permanent difference related to the portion of compensation expense recognized for financial reporting purposes attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. The Company recognized noncash, nondeductible charges to compensation expense of approximately $77,000 and $164,000 for the three and six months ended April 30, 2008 related to ISOs under SFAS 123R compared to approximately $97,000 and $158,100 for the three and six months ended April 30, 2007.

As of November 1, 2007, the Company adopted the provisions of, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), which was supplemented by FASB Financial Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on November 1, 2007 was recognized as a change in accounting principle, and recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods in the amount of approximately $133,000, and thus did record a change in its opening retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of ultimate resolution is uncertain should be recognized as long-term liabilities.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. The Company has accrued $54,000 for payment of interest and penalties related to unrecognized tax benefits as of the adoption date of FIN 48, and thus did record a change in its opening retained earnings.

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. The entire accrual including interest and penalty has been recorded as other long-term liabilities.

The Company’s major tax jurisdictions are the United States and California. The tax years 2003 through 2006 remain open and subject to examination by the appropriate governmental agencies in the United States. The tax years 2002 through 2006 remain open and subject to examination by the appropriate state agencies.

Note 9 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	April 30,	October 31,
	2008	2007
Intangible Assets
Non-Compete	$120,000	$120,000
Software	47,522	47,522
Customer List	33,945	33,945
Accumulated Amortization	(120,245)	(86,667)
Totals	$81,222	$114,800

Note 10 - Dividend Declaration

On January 24, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. A dividend payment of $98,230 was made on February 25, 2008 to stockholders of record on February 5, 2008. On March 12, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. A dividend payment of $98,230 was made on April 16, 2008 to stockholders of record on March 31, 2008.

 Note 11 - Subsequent Event

On June 6, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. The dividend date of record is June 30, 2008 and the payment date to stockholders will be July 15, 2008. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a lesser extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 83% and 87% of the Company’s net sales during the three-month and six-month period ended April 30, 2008, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s belief that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year is based on the following:

▪	As of April 30, 2008, the amount of cash and cash equivalents was equal to $3,892,811 in aggregate and the Company had $4,764,398 of investments in available-for-sale securities.

▪	As of April 30, 2008, the Company had $15,196,998 of working capital.

▪	As of April 30, 2008, the Company had no outstanding indebtedness (other than accounts payable, income taxes payable and accrued expenses).

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

The Company recognized net income of $713,993 for the six months ended April 30, 2008. The Company realized cash flows of $880,290 provided by operating activities, $233,526 used in investing activities and $154,519 used in financing activities for the six months ended April 30, 2008. The Company’s overall cash position increased by $492,245 during the six month period ended April 30, 2008.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2008 increased approximately 3%, or by $53,730 to $1,953,759 compared to the October 31, 2007 balance of $1,900,029. The increase in accounts receivable is due to the increase in net sales for the six months ended April 30, 2008 compared with the same period in the prior year.

Inventories at April 30, 2008 increased 14%, or $690,103 to $5,645,405 compared to $4,955,302 on October 31, 2007. The Company has been increasing its inventory purchases during the last fiscal quarter in response to the increase in sales.

Accounts payable at April 30, 2008 increased $191,830 to $396,966 from $205,136 on October 31, 2007. The change in accounts payable is the result of the timing of invoices received and payments made and the increase in inventory levels.

Net cash used in investing activities was $233,526 for the six months ended April 30, 2008 and was attributed to purchases of $5,957,797 of available-for-sale securities, sales of $5,730,000 of available-for-sale securities, and $5,729 of capital expenditures.

Net cash used in financing activities was $154,519 for the six months ended April 30, 2008, and was attributable to the receipt of $41,941 from the exercise of stock options and the use of $196,460 to pay cash dividends.

As of April 30, 2008, the Company had a total of $3,892,811 of cash and cash equivalents compared to a total of $3,400,566 of cash and cash equivalents on October 31, 2007. In addition, the Company had $4,764,398 of investments in available-for-sale securities. The amount of investments in available-for-sale securities increased by $232,718 to $4,764,398 compared to a total of $4,531,680 held at October 31, 2007. Collectively, the amount of cash that the Company held on April 30, 2008 increased by $492,245 from the amount held on October 31, 2007 due primarily to the reason given above. The Company had working capital of $15,196,998 and a current ratio of approximately 10:1.

Results Of Operations

Three Months Ended April 30, 2008 vs. Three Months Ended April 30, 2007

Net sales in the current fiscal quarter ended April 30, 2008, increased 33%, or $1,124,888 to $4,507,879 from $3,382,991 in the comparable fiscal quarter in the prior year, due to increased sales of the Company’s connectors, medical cable assemblies and radio modems. The increase in the sales was due to a continuing increase in the market demand for wireless connectors, an increase in the Bioconnect cable assemblies primarily due to increased orders from one customer, and an increase in sales of radio modems as a result of orders received from the military.

Foreign sales for the fiscal quarter ended April 30, 2008 increased by $158,519 to $636,466 compared to foreign sales of $477,947 during the fiscal quarter ended April 20, 2007. Foreign sales represented approximately 14% of the Company’s net sales during both fiscal quarters ended April 30, 2008 and 2007, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales increased from 45% to 52% during the current fiscal quarter compared to the same fiscal quarter last year. The Company operates in two segments. The RF Connector and Cable Assembly increased its gross margins during the current quarter because of increased sales of connector products (that have higher gross margins) compared to sales of the lower margin cable assemblies. Increased sales of wireless radio modems by the Company’s RF Wireless segment drove down the cost as production efficiencies and volume purchase savings were achieved. The benefits from the improved mix of products sold and from production efficiencies were partly offset by increases in the Company’s labor costs during the 2008 fiscal quarter compared to the same quarter last year. Labor costs included a $28,000 cost of sales expense related to employee stock options for the current quarter, compared to $49,000 of stock option expenses in the same fiscal quarter this last year. Overall, the Company’s gross margins of the RF Connector and Cable Assembly are slightly lower than the RF Wireless segment. However, the RF Connector and Cable Assembly products account for approximately 83% of the Company’s total sales and 84% of the cost of goods sold in the current three-month period, compared with 95% of total sales and cost of goods sold in the comparable period of the prior year.

Engineering expenses increased 94%, or $108,521, to $224,472 from $115,951 in the comparable quarter of the prior year. The increase is primarily due to increased software development costs associated with the Company’s RF Wireless segment product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 15% or $172,138 to $1,330,084 from $1,157,946 in the comparable quarter of the prior year. The increase in selling and general expenses from the comparable period in 2007 is due primarily to increases in salaries and stock-based compensation expense of $171,000. However, since net sales increased more than the increase in selling and general expenses, the selling and general expenses for the current period as a percentage of sales decreased to 30% compared with 34% in the prior year.

Other income for the second quarter of 2008 decreased by $20,595 over the same period in the prior year due to lower investment interest income reflecting decreasing interest rates.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales, the increase in engineering expenses, and the increase in selling and general expenses, income before provision for income taxes during the fiscal quarter ended April 30, 2008 increased by $537,921 to $874,396.

The provision for income taxes during the fiscal quarter ended April 30, 2008 was $332,644 (or a combined estimated Federal and state income tax rate of approximately 38%), compared to $158,100 in the fiscal quarter ended April 30, 2007 (or a combined estimated Federal and state income tax rate of approximately 47%). The significant decrease in the combined statutory Federal and state tax rate in the 2008 fiscal quarter is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are generally not deductible for tax reporting purposes.

The combination of an overall increase in sales compared to last year and the increase in gross margins due to an increase in sales of higher gross margin products caused the Company’s operating income to increase to $806,059 for the second fiscal quarter of 2008 from $247,543 in the prior year’s second fiscal quarter despite increased labor and other selling and general expenses. The increase in operating income was partially offset by lower interest income and higher income taxes. Accordingly, net income for the fiscal quarter ended April 30, 2008 was $541,752 compared to $178,375 for the same period last year.

Six Months Ended April 30, 2008 vs. Six Months Ended April 30, 2007

Net sales in the six months ended April 30, 2008, increased approximately 28%, or $1,799,326 to $8,334,445 from $6,535,119 in the comparable period in the prior year, due primarily to increased sales of the Company’s connectors, medical cables assemblies and radio modems.

Foreign sales for the six months ended April 30, 2008 increased approximately 11% or $126,758 to $1,295,892 compared to foreign sales of $1,169,134 during the period ended April 20, 2007. Foreign sales represented approximately 16% and 18% of the Company’s net sales during the six months ended April 30, 2008 and 2007, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales increased from 43% to 51% during the six month period ended April 30, 2008 compared to the same six month period last year. The RF Connector and Cable Assembly segment increased its gross margins during the current quarter because of increased sales of connector products (that have higher gross margins) compared to sales of the lower margin cable assemblies. Increased sales of wireless radio modems by the Company’s RF Wireless segment drove down the cost as production efficiencies and volume purchase savings were achieved. The benefits from the improved mix of products sold and from production efficiencies were partly offset by increases in the Company’s labor costs during the 2008 fiscal quarter compared to the comparable period last year. Labor costs included a $45,000 cost of sales expense related to employee stock options for the current quarter, compared to $98,000 of stock option expenses in the same fiscal quarter this last year. Overall, the Company’s gross margins of the RF Connector and Cable Assembly are slightly lower than the RF Wireless segment. However, the RF Connector and Cable Assembly products account for approximately 87% of the Company’s total sales and cost of goods sold in the current six-month period, compared with 96% of total sales and cost of goods sold in comparable period of the prior year.

Engineering expenses increased 113%, or $263,931, to $496,864 from $232,933 in the comparable six-month period of the prior year. The increase is primarily due to increased software development costs associated with the Company’s RF Wireless segment product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 17% or $380,150 to $2,661,627 from $2,281,477 in the comparable quarter of the prior year. The increase in selling and general expenses from the comparable period in 2007 is due primarily to increases in salaries and stock-based compensation expense of $380,000. However, due to the increase in net sales and increased selling and general expenses, the selling and general expenses for the current period as a percentage of sales decreased to 32% compared with 35% in the prior year.

Other income for six months ended April 30, 2008 decreased by $59,627 over the same period in the prior year due to lower investment interest income reflecting decreasing interest rates.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales, the increase in engineering expenses, and the increase in selling and general expenses, income before provision for income taxes during the six months ended April 30, 2008 increased by $744,833 to $1,211,240.

The provision for income taxes during the six months ended April 30, 2008 was $ 497,247 (or a combined estimated Federal and state income tax rate of approximately 41%), compared to $255,100 in the six months ended April 30, 2007 (or a combined estimated Federal and state income tax rate of approximately 55%). The decrease in the combined statutory Federal and state tax rate in the six-month period of fiscal 2008 is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash, charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for the financial reporting purposes but are generally not deductible for tax reporting purposes.

The combination of an overall increase in sales compared to last year, an increase in gross margins due to an increase in sales of higher gross margin products, caused the Company’s operating income to increase to $1,073,197 for the six months ended April 30, 2008 from $268,737 in the prior year’s comparable period despite an increase in labor costs and other selling and general expenses. The increase in operating income was partially offset by lower interest income and higher income taxes. Accordingly, net income for the six months ended April 30, 2008 was $713,993 compared to $211,307 for the same period last year.

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

Dependence On RF Connector and Cable Assembly Products

Of the Company’s six operating divisions, four comprise the RF Connector and Cable Assembly segment and two comprise the RF Wireless segment. The RF Connector and Cable Assembly segment accounted for approximately 92% of the Company’s net sales for the fiscal year ended October 31, 2007, and approximately 87% of net sales during the six month period ended April 30, 2008, respectively. The Company expects that sales of RF Connector and Cable Assembly products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector and Cable Assembly segment could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly segment are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

 The Company’s sales efforts are primarily conducted through independent distributors. Sales through independent distributors accounted for approximately 77% of the net sales of the Company for the fiscal year ended October 31, 2007, and approximately 50% for the six-month period ended April 30, 2008. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customers

One major customer accounted for approximately 16% of net sales for the six-month period ended April 30, 2008, and for approximately 18% of the net sales of the Company for the fiscal year ended October 31, 2007. Although this customer has been an on-going major customer of the Company during the past six years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason.   A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 16% of net sales during the six month period ended April 30, 2008, and approximately 18% for the comparable periods in 2007. International revenues are subject to a number of risks, including:

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, for the reasons set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2008. A material weakness existed relating to a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. This material weakness was identified in the previous 10-KSB filing. However, until this material weakness is remediated and maintained, management has concluded that there is a reasonable possibility that a material misstatement to the interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In order to remedy this material weakness identified, we have recently under taken actions to implement proper controls and procedures, and other remedial actions which are in the process of being implemented. The Company has hired additional outside consultants to help with non-recurring complex accounting transactions and implemented an accounting software program related to stock options. Changes that have been implemented have not been in operation for a sufficient period of time in order for the Company to determine that the material weakness has been remediated. Because our remediation efforts include adding additional resources, many of the controls in our current system of internal controls will still rely extensively on manual review and approval, and management will not be able to conclude that the material weakness has been eliminated until such additional resources have been put in place, and the controls have been successfully operated and tested.

The Audit Committee will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: June 13, 2008	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: June 13, 2008	By:	/s/ James Doss
James Doss
Chief Financial Officer