Form 10QSB
period 2008-07-31
R F INDUSTRIES LTD
filed 2008-09-11
CIK 740664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date. As of August 30, 2008, the registrant had 3,307,889 shares of Common Stock, $.01 par value, issued.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS	July 31, 2008	October 31, 2007
		(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$1,822,127	$3,400,566
Investments in available-for-sale securities	6,424,714	4,531,680
Trade accounts receivable, net of allowance for doubtful accounts of $37,296 and $43,459	2,008,000	1,900,029
Inventories	6,090,226	4,955,302
Other current assets	296,949	241,995
Income tax receivable	57,502
Deferred tax assets	344,600	321,700
TOTAL CURRENT ASSETS	17,044,118	15,351,272

Equipment and furnishings:
Equipment and tooling	2,003,302	1,780,154
Furniture and office equipment	369,970	341,590
	2,373,272	2,121,744
Less accumulated depreciation	1,968,436	1,866,051
TOTAL	404,836	255,693

Goodwill	308,479	308,479
Amortizable intangible asset, net	64,434	114,800
Note receivable from stockholder	66,980	66,980
Other assets	28,382	30,934
TOTAL ASSETS	$17,917,229	$16,128,158

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2008	October 31, 2007
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$255,370	$205,136
Accrued expenses	1,212,533	696,939
Income taxes payable		167,625
TOTAL CURRENT LIABILITIES	1,467,903	1,069,700

Deferred tax liabilities	83,000	70,000
Other long-term liabilities	250,946	47,665
TOTAL LIABILITIES	1,801,849	1,187,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,307,889 and 3,285,969 shares issued and outstanding	33,079	32,860
Additional paid-in capital	6,219,521	5,700,362
Retained earnings	9,862,780	9,207,571
TOTAL STOCKHOLDERS’ EQUITY	16,115,380	14,940,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,917,229	$16,128,158

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

	RF INDUSTRIES, LTD. CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31		Nine months Ended July 31
	2008	2007	2008	2007

Net sales	$4,667,638	$4,313,346	$13,002,083	$10,848,465

Cost of sales	2,351,721	2,264,283	6,454,478	6,016,255

Gross profit	2,315,917	2,049,063	6,547,605	4,832,210

Operating expenses:

Engineering	278,600	117,171	775,463	350,104

Selling and general	1,381,549	1,125,974	4,043,177	3,407,451

Totals	1,660,149	1,243,145	4,818,640	3,757,555

Operating income	655,768	805,918	1,728,965	1,074,655

Other income - interest	40,768	89,608	178,811	287,278

Income before provision for income taxes	696,536	895,526	1,907,776	1,361,933

Provision for income taxes	296,824	461,457	794,071	716,557

Net income	$399,712	$434,069	$1,113,705	$645,376

Basic earnings per share	$0.12	$0.13	$0.34	$0.20

Diluted earnings per share	$0.11	$0.12	$0.30	$0.17

Basic weighted average shares outstanding	3,298,345	3,248,058	3,294,219	3,265,739

Diluted weighted average shares outstanding	3,741,111	3,693,613	3,720,346	3,766,200

Dividends paid	$98,723	$64,991	$295,183	$131,356

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31
(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net income	$1,113,705	$645,376
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(3,615)	(2,143)
Depreciation and amortization	152,751	200,717
Income tax benefit on non-qualified stock options	-	(114,000)
Deferred income taxes	(9,900)	(29,543)
Stock-based compensation expense	405,073	442,946
Changes in operating assets and liabilities:
Trade accounts receivable	(104,356)	178,142
Inventories	(1,134,924)	513,040
Income tax payable\receivable	(225,127)	(224,737)
Other current and long-term assets	(52,402)	(19,910)
Accounts payable	50,234	(68,763)
Accrued expenses	516,956	(168,661)
Other long-term liabilities	16,207	-
Net cash provided by operating activities	724,602	1,352,464

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(8,691,635)	(607,719)
Maturity of available-for-sale securities	6,821,000	-
Capital expenditures	(251,528)	(98,378)
Net cash used in investing activities	(2,122,163)	(706,097)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	114,305	175,948
Purchase of treasury stock	-	(458,824)
Income tax benefit on non-qualified stock options	-	114,000
Dividends paid	(295,183)	(131,356)
Net cash used in financing activities	(180,878)	(300,232)

Net increase (decrease) in cash and cash equivalents	(1,578,439)	346,135

Cash and cash equivalents at the beginning of the period	3,400,566	4,612,935

Cash and cash equivalents at the end of the period	$1,822,127	$4,959,070

Supplemental cash flow information:

Income taxes paid	$1,033,000	$966,551

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited condensed interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2007 has been derived from, and certain terms used herein are defined in, the audited financial statements of RF Industries, LTD. (the “Company”) as of October 31, 2007 included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007 that was previously filed with the Securities and Exchange Commission. Operating results for the three and nine month periods ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007.

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

Note 2 - Investments

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in U.S. Treasury Bills and FDIC insured Certificates of Deposits were classified as available-for-sale securities and, accordingly, were valued at fair value at the end of each period. If there is other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value via a charge to earnings. Unrealized holding gains or losses were immaterial for the periods presented.

Note 3 - Components of inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	July 31, 2008	October 31, 2007

Raw materials and supplies	$1,954,904	$1,092,965
Work in process	44,524	19,716
Finished goods	4,143,532	3,966,681
Inventory reserve	(52,734)	(124,060)

Totals	$6,090,226	$4,955,302

Purchases of connector products from two major vendors in the nine-month period ended July 31, 2008, represented 21% and 11% of the total inventory purchases compared to purchases from three major vendors who represented 17%, 16% and 11% of the total inventory purchases for the same period in fiscal year 2007. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At July 31, 2008, the effects of the assumed exercise of options to purchase 229,196 shares of the Company’s common stock, at a price range of $7.50 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At July 31, 2007, the effects of the assumed exercise of options to purchase 163,923 shares of the Company’s common stock, at a price of range of $6.38 to $7.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31		Nine months Ended July 31
	2008	2007	2008	2007

Weighted average shares outstanding for basic net earnings per share	3,298,345	3,248,058	3,294,219	3,265,739

Add effects of potentially dilutive securities-assumed exercise of stock options	442,766	445,555	426,127	500,461

Weighted average shares for diluted net earnings per share	3,741,111	3,693,613	3,720,346	3,766,200

Note 5 - Stock-based compensation and equity transactions

The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the calculation of the historical pool of windfall tax benefits.  This pool of windfall tax benefits is needed to determine the treatment of "shortfalls" that occur when the tax deduction received for a stock-based compensation award is less than the cumulative compensation cost recognized for that award for financial reporting purposes.  The Company has elected to use the "short-cut" method of Financial Accounting Standards Board Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, to calculate the historical pool of windfall tax benefits.

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Outstanding options are generally exercisable one year after the date of the grant and expire no more than ten years after the grant. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the nine months ended July 31, 2008 and 2007 was estimated to be $3.36 and $3.83 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

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

Issuances of Common Stock by the Company

During the nine months ended July 31, 2008, the Company received cash proceeds of $114,305 from the exercise of options for the purchase of 21,920 shares of common stock.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2008 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	1,011,442	$3.81
Options granted	10,000	$6.62
Options exercised	(21,920)	$5.21		$50,545
Options cancelled or expired	(20,789)	$7.50
Options outstanding at July 31, 2008	978,733	$3.73	6.18 years	$3,448,540
Options exercisable at July 31, 2008	729,537	$3.26	5.98 years	$2,910,991

As of July 31, 2008, $259,935 of expense with respect to nonvested share-based arrangements has yet to be recognized and which is expected to be recognized over a weighted average period of 1.11 years.

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 16% of the Company’s net sales for the three and nine months ended July 31, 2008. One customer accounted for 18% and 17% of the Company’s net sales for the three and nine months ended July 31, 2007. Although this company has been a customer of the Company continuously during the past ten years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this major customer them or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 7 - Segment Information

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Pursuant to the provisions of SFAS 131, the Company reports segment sales in the same format reviewed by the Company’s management chief decision maker (the “management approach”).

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

The RF Connector and Cable Assembly segment is comprised of four divisions while the RF Wireless segment is comprised of two. The only two divisions that meet the quantitative thresholds for segment reporting are Connector / Cable Assembly and RF Neulink. Each of the other divisions aggregated into these segments has similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the net sales of the Company by geographic area for the three-month and nine-month periods ended July 31, 2008 and 2007:

	Three Months Ended July 31		Nine months Ended July 31
	2008	2007	2008	2007

United States	$3,895,678	$3,823,593	$11,204,414	$9,299,607

Foreign countries	771,960	489,753	1,797,669	1,548,858

	$4,667,638	$4,313,346	$13,002,083	$10,848,465

Net Sales, income (loss) before provision for income taxes and other related segment information for the three months ended July 31, 2008 and 2007 are as follows:

2008	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$4,240,085	$427,553	$-	$4,667,638
Income (loss) before provision for income taxes	714,793	(59,025)	40,768	696,536
Depreciation and amortization	6,470	7,878	-	14,348

2007	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$3,778,058	$535,288	$-	$4,313,346
Income before provision for income taxes	571,755	234,163	89,608	895,526
Depreciation and amortization	72,112	-	-	72,112

Net sales, income before provision for income taxes and other related segment information for the nine months ended July 31, 2008 and 2007 are as follows:

2008	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$11,478,879	$1,523,204	$-	$13,002,083
Income before provision for income taxes	1,644,963	84,002	178,801	1,907,776
Depreciation and amortization	129,519	23,232	-	152,751

2007	RF Connector and Cable Assembly	RF Wireless	Corporate	Total

Net sales	$10,031,157	$817,308	$-	$10,848,465
Income before provision for income taxes	851,836	222,819	287,278	1,361,933
Depreciation and amortization	200,717	-	-	200,717

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statements of income for the three and nine months ended July 31, 2008 differs from the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6.1%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of July 31, 2008, the Company estimated that its effective annual tax rate for the year ending October 31, 2008 will be approximately 41.6%, which is above the expected statutory rate primarily as a result of permanent differences between income before taxes for financial reporting purposes and taxable income. The most significant permanent difference related to the portion of compensation expense recognized for financial reporting purposes attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options, or ISOs, granted to employees, which are generally not deductible for tax reporting purposes. The Company recognized noncash, nondeductible charges to compensation expense of approximately $84,000 and $249,000 for the three and nine months ended July 31, 2008 related to ISOs under SFAS 123R compared to approximately $61,000 and $219,000 for the three and nine months ended July 31, 2007.

As of November 1, 2007, the Company adopted the provisions of, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), which was supplemented by FASB Financial Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on November 1, 2007 was recognized as a change in accounting principle, and recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits related to tax positions taken in prior periods in the amount of approximately $133,000, and thus did record a change in its opening retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of ultimate resolution is uncertain should be recognized as long-term liabilities.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. The Company has accrued $54,000 for payment of interest and penalties related to unrecognized tax benefits as of the adoption date of FIN 48, and thus did record a change in its opening retained earnings. The Company recorded in operating expenses approximately $5,500 of additional interest and penalties expense during the period ended July 31, 2008.

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. The entire accrual including interest and penalties has been recorded as other long-term liabilities.

The Company’s major tax jurisdictions are the United States and California. The tax years 2003 through 2006 remain open and subject to examination by the appropriate governmental agencies in the United States. The tax years 2002 through 2006 remain open and subject to examination by the appropriate state agencies.

Note 9 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	July 31, 2008	October 31, 2007
Intangible Assets
Non-Compete	$120,000	$120,000
Software	47,522	47,522
Customer List	33,945	33,945
Accumulated Amortization	(137,033)	(86,667)
Totals	$64,434	$114,800

Note 10 - Dividend Declaration

On June 6, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. A dividend payment of $98,723 was made on July 15, 2008 to stockholders of record on June 30, 2008.

 Note 11 - Subsequent Event

On September 5, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share. The dividend date of record is September 30, 2008 and the payment date to stockholders will be October 15, 2008. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a lesser extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 91% and 88% of the Company’s net sales during the three-month and nine-month period ended July 31, 2008, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s belief that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year is based on the following:

▪	As of July 31, 2008, the amount of cash and cash equivalents was equal to $1,822,127 in aggregate and the Company had $6,424,714 of investments in available-for-sale securities.

▪	As of July 31, 2008, the Company had $15,576,215 of working capital.

▪	As of July 31, 2008, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and other long-term liabilities).

The Company may need material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable or, if obtained, would be on favorable terms or conditions.

The Company recognized net income of $1,113,705 for the nine months ended July 31, 2008. The Company realized cash flows of $724,602 provided by operating activities, $2,122,163 used in investing activities and $180,878 used in financing activities for the nine months ended July 31, 2008. The Company’s cash and cash equivalents balance decreased by $1,578,439 during the nine month period ended July 31, 2008.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2008 increased approximately 5%, or by $107,971 to $2,008,000 compared to the October 31, 2007 balance of $1,900,029. The increase in accounts receivable is due to the increase in net sales for the nine months ended July 31, 2008 compared with the same period in the prior year.

Inventories at July 31, 2008 increased 23%, or $1,134,924 to $6,090,226 compared to $4,955,302 on October 31, 2007. The Company has been increasing its inventory purchases during the last fiscal quarter in response to the increase in sales.

Accounts payable at July 31, 2008 increased $50,234 to $255,370 from $205,136 on October 31, 2007. The change in accounts payable is the result of the timing of invoices received and payments made and the increase in inventory levels.

Net cash used in investing activities was $2,122,163 for the nine months ended July 31, 2008 and was attributed to purchases of $8,691,635 of available-for-sale securities, sales of $6,821,000 of available-for-sale securities, and $251,528 of capital expenditures.

Net cash used in financing activities was $180,878 for the nine months ended July 31, 2008, and was attributable to the receipt of $114,305 from the exercise of stock options and the use of $295,183 to pay cash dividends.

As of July 31, 2008, the Company had a total of $1,822,127 of cash and cash equivalents compared to a total of $3,400,566 of cash and cash equivalents on October 31, 2007. In addition, the Company had $6,424,714 of investments in available-for-sale securities. The amount of investments in available-for-sale securities increased by $1,893,034 to $6,424,714 compared to $4,531,680 held at October 31, 2007. Collectively, the amount of cash and available-for-sale securities, that the Company held on July 31, 2008, increased by $314,595 from the amount held on October 31, 2007. The Company had working capital of $15,576,215 and a current ratio of approximately 12:1.

Results Of Operations

Three Months Ended July 31, 2008 vs. Three Months Ended July 31, 2007

Net sales in the current fiscal quarter ended July 31, 2008, increased 8%, or $354,292 to $4,667,638 from $4,313,346 in the comparable fiscal quarter in the prior year, due to increased sales of the Company’s connectors, medical cable assemblies and mobile radios. The increase in the sales was due to a continuing increase in the market demand for wireless connectors, an increase in the Bioconnect cable assemblies primarily due to increased orders from one customer, and the additional sales generated from RadioMobile. The foregoing increases were offset by a decline in sales by the RF Neulink following the fulfillment in the prior quarter of an order by the U.S. military for the RF Neulink radio modem.

Foreign sales for the fiscal quarter ended July 31, 2008 increased by $282,207 to $771,960 compared to foreign sales of $489,753 during the fiscal quarter ended July 31, 2007. Foreign sales represented approximately 16% of the Company’s net sales during for the fiscal quarter ended July 31, 2008 and 11% for the fiscal quarter ended 2007, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales increased from 48% to 50% during the current fiscal quarter compared to the same fiscal quarter last year. The Company operates in two segments. The RF Connector and Cable Assembly increased its gross margins during the current quarter because of increased sales of connector products (that have higher gross margins) compared to sales of the lower margin cable assemblies. The benefits from the improved mix of products sold and from production efficiencies were partly offset by increases in the Company’s labor costs during the 2008 fiscal quarter compared to the same quarter last year. Labor costs increased during the fiscal quarter primarily due to an increase in overtime in the quarter that was needed to fulfill customers back orders. Overall, the Company’s gross margins of the RF Connector and Cable Assembly are slightly lower than the RF Wireless segment. The RF Connector and Cable Assembly products accounted for approximately 91% of the Company’s total sales and 89% of the cost of goods sold in the current three-month period, compared with 88% of total sales and cost of goods sold in the comparable period of the prior year.

Engineering expenses increased 138%, or $161,429, to $278,600 from $117,171 in the comparable quarter of the prior year. The increase is primarily due to increased software development costs associated with the Company’s RF Wireless segment product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 23% or $255,575 to $1,381,549 from $1,125,974 in the comparable quarter of the prior year. The increase in selling and general expenses during the 2008 three-month period compared to the same period in 2007 was due to (i) increases in salaries and related expenses of $173,000, (ii) an approximately $79,000 increase in accounting fees and Sarbanes Oxley related expenses, and (iii) additional professional, travel and other expenses incurred in connection with the evaluation of the possible acquisition of other smaller companies or operations. As a result, the selling and general expenses for the current period as a percentage of sales increased to 30% compared with 26% in the prior year.

Other income for the third quarter of 2008 decreased by $48,840 over the same period in the prior year due to lower investment interest income reflecting decreasing interest rates.

Despite the increase in revenues, the increase in gross profit as a percentage of sales, and the increase in gross profits, operating income for the quarter ended July 31, 2008 decreased from the comparable quarter in the prior year due to a $417,005 increase in engineering expenses and selling and general expenses. As a result, income before provision for income taxes during the fiscal quarter ended July 31, 2008 decreased by $198,990 to $696,536.

The provision for income taxes during the fiscal quarter ended July 31, 2008 was $296,824 (or a combined estimated Federal and state income tax rate of approximately 41.6%), compared to $461,457 in the fiscal quarter ended July 31, 2007 (or a combined estimated Federal and state income tax rate of approximately 51.5%). The significant decrease in the combined statutory Federal and state tax rate in the 2008 fiscal quarter is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are generally not deductible for tax reporting purposes.

The combination of an overall increase in sales along with increased expenses related to engineering and selling and general administrative expenses caused the Company’s operating income to decrease to $655,768 for the third fiscal quarter of 2008 from $805,918 in the prior year’s third fiscal quarter. The decrease in operating income was partially offset by lower income taxes. Accordingly, net income for the fiscal quarter ended July 31, 2008 was $399,712 compared to $434,069 for the same period last year.

Nine months Ended July 31, 2008 vs. Nine months Ended July 31, 2007

Net sales in the nine months ended July 31, 2008, increased approximately 20%, or $2,153,618 to $13,002,083 from $10,848,465 in the comparable period in the prior year, due primarily to increased sales in both segments of the Company’s operations.

Foreign sales for the nine months ended July 31, 2008 increased approximately 16% or $248,811 to $1,797,669 compared to foreign sales of $1,548,858 during the period ended July 31, 2007. Foreign sales represented approximately 14% of the Company’s net sales during the nine months ended July 31, 2008 and 2007, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales increased to 50% during the nine month period ended July 31, 2008 compared to 45% in the same nine month period last year. The RF Connector and Cable Assembly segment increased its gross margins during the current quarter because of increased sales of connector products (that have higher gross margins) compared to sales of the lower margin cable assemblies. Increased sales of wireless radio modems by the Company’s RF Wireless segment drove down the cost as production efficiencies and volume purchase savings were achieved. The benefits from the improved mix of products sold and from production efficiencies were partly offset by increases in the Company’s labor costs during the nine month period ended July 31, 2008 as compared to the same nine month period last year. Labor costs included a $72,199 cost of sales expense related to employee stock options compared to $167,311 same nine months last year. Overall, the Company’s gross margins of the RF Connector and Cable Assembly are slightly lower than the RF Wireless segment. However, the RF Connector and Cable Assembly products account for approximately 88% of the Company’s total sales and cost of goods sold in the current nine-month period, compared with 92% of total sales and cost of goods sold in comparable period of the prior year.

Engineering expenses increased 121%, or $425,359, to $775,463 from $350,104 in the comparable nine-month period of the prior year. The increase is primarily due to increased software development costs associated with the Company’s RF Wireless segment product enhancements. Engineering expenses fluctuate based on design engineering expenses incurred by the Company at the request of its customers.

Selling and general expenses increased 19% or $635,726 to $4,043,177 from $3,407,451 in the comparable quarter of the prior year. The increase in selling and general expenses from the comparable period in 2007 is due primarily to increases in salaries and stock-based compensation expense of $556,516. However, due to the increase in net sales and increased selling and general expenses, the selling and general expenses for the current period as a percentage of sales remained consistent at 31%.

Other income for nine months ended July 31, 2008 decreased by $108,467 over the same period in the prior year due to lower investment interest income reflecting decreasing interest rates.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales, income before provision for income taxes during the nine months ended July 31, 2008 increased by $545,843 to $1,907,776 despite the increase in engineering and the increase in selling and general expenses.

The provision for income taxes during the nine months ended July 31, 2008 was $ 794,071 (or a combined estimated Federal and state income tax rate of approximately 41.6%), compared to $716,557 in the nine months ended July 31, 2007 (or a combined estimated Federal and state income tax rate of approximately 53%). The decrease in the combined statutory Federal and state tax rate in the nine-month period of fiscal 2008 is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. Compensation expense attributed to the noncash, charges recorded under SFAS 123R for the fair value of qualified incentive stock options granted to employees are recognized for the financial reporting purposes but are generally not deductible for tax reporting purposes.

The combination of an overall increase in sales compared to last year, an increase in gross margins due to an increase in sales of higher gross margin products, caused the Company’s operating income to increase $654,310 to $1,728,965 for the nine months ended July 31, 2008 from $1,074,655 in the prior year’s comparable period despite an increase in labor costs and other selling and general expenses. The increase in operating income was partially offset by lower interest income and higher income taxes. Accordingly, net income for the nine months ended July 31, 2008 was $1,113,705 compared to $645,376 for the same period last year.

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

Dependence On RF Connector and Cable Assembly Products

Of the Company’s six operating divisions, four comprise the RF Connector and Cable Assembly segment and two comprise the RF Wireless segment. The RF Connector and Cable Assembly segment accounted for approximately 92% of the Company’s net sales for the fiscal year ended October 31, 2007 and approximately 88% of net sales during the nine month period ended July 31, 2008, respectively. The Company expects that sales of RF Connector and Cable Assembly products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of the RF Connector and Cable Assembly segment could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly segment are described below.

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

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

 The Company’s sales efforts are, to a larger extent, still conducted through independent distributors. Sales through independent distributors accounted for approximately 77% of the net sales of the Company for the fiscal year ended October 31, 2007, and approximately 49% for the nine-month period ended July 31, 2008. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customers

One major customer accounted for approximately 16% of net sales for the nine-month period ended July 31, 2008, and for approximately 18% of the net sales of the Company for the fiscal year ended October 31, 2007. Although this customer has been an on-going major customer of the Company during the past ten years, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason.   A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales And Operations

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 14% of net sales during the nine month periods ended July 31, 2008 and 2007. International revenues are subject to a number of risks, including:

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, for the reasons set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2008. A material weakness existed relating to a lack of financial accounting expertise necessary to properly account for certain complex or non-routine transactions. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. This material weakness was identified in the Company’s previous Form 10-KSB filing. However, until this material weakness is remediated, management has concluded that there is a reasonable possibility that a material misstatement to the interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In order to remedy this material weakness identified, we have recently undertaken actions to implement proper controls and procedures, and other remedial actions which are in the process of being implemented. The Company has hired additional outside consultants to help with non-recurring complex accounting transactions and implemented an accounting software program related to stock options. Changes that have been implemented have not been in operation for a sufficient period of time in order for the Company to determine that the material weakness has been remediated. Management believes it has taken steps to remediate the material weakness and will be testing this assertion in the fourth quarter and as part of the year end audit.

The Audit Committee will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as deemed appropriate.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2008, the Company held the annual meeting of its shareholders. At the meeting, the holders of the Company’s outstanding common stock acted on the following matters:

A. Total shares voted	2,983,392

(1)	The shareholders voted for six directors, each to serve for a term of one year and until his successor is elected. Each nominee received the following votes:

(1) Name of Nominee	Votes For	Votes Withheld

John R. Ehret	2,936,463	46,929
Marvin H. Fink	2,939,403	43,989
Howard F. Hill	2,647,017	336,375
Robert Jacobs	2,688,324	295,068
Linde Kester	2,936,963	47,429
William L. Reynolds	2,935,603	47,789

(2) Amendment to increase the number of shares available for grant under the 2000 Stock Option Plan to 500,000 shares:

For	Against	Abstain

643,798	466,185	6,288

(3) To ratify the selection of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2008. Votes cast were as follows:

For	Against	Abstain

2,950,353	2,570	30,469

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: September 11, 2008	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: September 11, 2008	By:	/s/James Doss
James Doss
Chief Financial Officer