Form 10-K
period 2008-10-31
R F INDUSTRIES LTD
filed 2009-01-29
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $20,166,606

On January 14, 2009, the Registrant had  3,076,264 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry, the Company’s dependence on the success of its largest division, and competition.

Important factors which may cause actual results to differ materially from the forward looking statements are described in the Section entitled “Risk Factors” in the Form 10-K, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.                         BUSINESS

General

RF Industries, Ltd. (hereinafter the “Company”) is a provider of interconnect products and systems for radio frequency (RF) communications devices and wireless digital transmission systems. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following six related divisions: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) Worswick Division sells coaxial and other connectors and cable assemblies primarily on a retail basis to local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (v) the Neulink Division is engaged in the design, manufacture and sales of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (vi) the RadioMobile Division is an original equipment manufacturer (OEM) provider of end-to-end mobile management solutions implemented over wireless networks that supplement the operations of the Company’s Neulink division.

The Company’s principal executive office is located at 7610 Miramar Road, Building 6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc. and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and its divisions.

The Company maintains an Internet website at http://www.rfindustries.com. The Company’s annual reports (previously on Form 10-KSB), quarterly reports (on Form 10-QSB and hereafter on Form 10-Q), current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Operating Divisions

Connector and Cable Division  The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company typically carries approximately 1,500 different SKUs of RF connectors that are offered by the Connector and Cable Division.  The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are more dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products. However, the Company’s sales of connectors and cable assemblies have increased in the past five out of six years as the overall market demand for wireless products that use the Company’s connectors has increased. Sales of connectors and cable assemblies increased in fiscal year 2008 compared to 2007 sales. The Company believes that the continuing growth in new wireless products will result in an overall increase in the demand for the radio frequency connectors and cable assemblies that the Company distributes.

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

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company’s California facilities using state of the art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable products. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest source of revenues for the Company during the fiscal year ended October 31, 2008.

Aviel Electronics Division  The Company acquired the business and all of the assets of Aviel Electronics in August 2004. Aviel has a 50 year history of serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM’s and government agencies in the United States and abroad. Aviel complements the Company’s Connector and Cable Division’s capabilities by providing additional custom design and manufacturing capabilities, thereby expanding the Company’s products in the military and commercial aerospace markets, and expanding the Company’s overall client base.  Aviel’s  operations are based in Las Vegas, Nevada.

Worswick Division  The Company acquired the assets of Worswick Industries, Inc., a privately held 20 year old California company based in San Diego, in September 2005 as another complementary operation to the Connector and Cable Division. Worswick Industries sells coaxial connector solutions and manufactures RF cable assemblies for both individual customers and companies that design, build, operate, and maintain personal and private multi-media, wireless voice, data and messaging systems. Worswick Industries primarily sells its products on a retail basis at its retail outlet in San Diego, California.  Worswick, however, also sells its products on-line under the e-commerce brand OddCables.com.

Bioconnect Division  The Bioconnect Division is engaged in product development, design, manufacture and sale of cables and interconnects for medical monitoring applications, such as disposable ECG cables, EEG leads, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires.  The Company acquired the Bioconnect operations in 2000.

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

For financial reporting purposes, the Company aggregates its operations into three segments.  Connector and Cable Assembly, Aviel Electronics, and Worswick divisions are aggregated into one reporting segment (the RF Connector and Cables Assembly segment) because they have similar economic characteristics, while RF Neulink and RadioMobile are aggregated in the RF Wireless segment.  Bioconnect makes up the Company’s newest segment, the Medical Cabling and Interconnector segment.

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products

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

Aviel Electronics Products

The Aviel Electronics Division designs, manufactures and sells specialized and custom designed RF coaxial connectors. Aviel’s standard configuration and custom connectors include connectors ranging from standard, miniature, sub-miniature and unique interfaces. Aviel also specializes in the design and manufacture of custom and non-standard configurations required for specific applications as well as hard to locate and discontinued connectors for commercial, aerospace, military and other unique applications.

Worswick Products

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

Bioconnect Products

Bioconnect designs, manufactures and sells and provides product development services to OEMs for specialized electrical cabling and interconnect products used in the medical monitoring market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are replaced frequently in order to ensure maximum performance.

RF Neulink Products

The wireless data products available from the RF Neulink Division come in a variety of configurations to satisfy the requirements of certain high-speed wireless connection markets. Transmitter and receiver modules come in a wide range of power output and frequency ranges and are used to transmit data, video or voice information from point to point. Additionally, dumb or smart programmable modems are available in a wide range of speeds and frequency/price ranges. Accessory modules have been developed for remotely controlling and monitoring electrical devices.  The Company is continuing to develop new wireless modems and expects to release at least one new product during the fiscal year ending October 31, 2009.

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. The products offered by the Neulink Division include:

•	NL5000 – (replaced the RF 9600) as a cost effective, high performance telemetry modem

•	NL6000 UHF and VHF feature, high performance wireless modems

•	NL900 and NL2400 Spread Spectrum point to point wireless modems

•	Ornnex Control Systems 900mhz Spread-Spectrum wireless modems and I/O modules

•	Teledesign high-speed wireless modems in VHF, UHF and 900 MHz frequencies

•	BlueWave, Maxrad, and Antenex antennas

•	Custom Design and Engineering services

•	NL 900S – High-speed, high performance wireless data modem 900 MHz frequency

Current applications in use worldwide for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, and police usage for mobile warrant database access.

In 2004 fiscal year, the Neulink Division introduced a new radio modem that it developed. The NL6000 radio modem was repositioned within the marketplace to compete against a more upscale market segment and was designed to meet the FCC’s 2004 mandatory requirement to provide narrow-band channels. This product is a high-speed narrow band compliant radio modem that operates on a 12.5 KHz channel at a 12 Kbps data transfer rate. In 2005, Neulink was chosen to develop a different version of the NL6000 for the Stanford Research Institute and the U.S. Marine Corps.

RadioMobile Products

RadioMobile provides complete hardware and software solutions for wireless mobile data management application. Most of RadioMobile systems are custom engineered and designed for specific markets.  Accordingly, RadioMobile sales consist of both hardware/software products and design and installation services.  The primary markets include public safety (police, fire, and emergency medical services) and utilities and transportation (rail, bus, taxi and courier services). Software applications for both host and mobile environments are developed by in house engineers and contractors. Current and new RadioMobile products include:

•
IQ Mobile V4, V5 – a mobile or client application that supports computing needs for receiving priority messages, sending timely status’s, text messages, file transfers and location data.  IQ Mobile can utilize any wireless network facility via IP or private protocols.

•	IQ Map is an option that works with IQ Mobile to provide the mobile operator map functions to show current location, destination or a combination of both.

•	IQ Locator – a host based mapping application allowing agencies to track and oversee fleet location and status.

•
IQ CAD – a call taking and dispatching application currently under development for 911 and similar agencies that is designed to interface with IQ Locator and the IQ Mobile client software.  This product is scheduled to be released for testing during the third quarter of the current fiscal year.

•
IQ Gateway and Link – a host based networking concentrator and manager for all wireless network interfaces including the customer’s private conventional data channels. The Gateway is capable of routing data between sites on the conventional network as well as other WIFI and broadband public facilities.

•	MCT8000- a rugged mobile computing platform that utilizes all off the shelf components for cpu, display, keyboard and network modules maintaining full upgradeability for all elements.

•	CMX6000- a status and short message terminal capable of stand alone interface to the network facilities.

•	IQ Liberator – a software defined modem capable of emulating legacy protocols as well as generic IP packets operating at data rates from 2400 to 22,000bps.

Foreign Sales

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for $2,724,000 or approximately 15% of Company’s sales for the fiscal year ended October 31, 2008.  Foreign sales accounted for $2,273,000 of Company’s sales for the prior fiscal year ended October 31, 2007.  The majority of the export sales during these periods were to Israel, Canada and Mexico.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers

Sales methods vary greatly between its divisions. The Connector and Cable Assembly Divisions currently sell their products primarily through warehousing distributors and OEM customers who utilize coaxial connectors and cable assemblies in the manufacture of their products. Since there are many OEMs who are not served by any of the Company’s distributors, the Company’s goal is to increase the number of OEMs that purchase connectors directly from the Company.   OEM sales increased substantially during the past fiscal year.

The Aviel Division sells its products to its current customer base with the addition of customers referred through the Connector and Cable Division. The Aviel and Connector and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Worswick Division operates from a single location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers. This division also operates an e-commerce website called OddCables.com that it launched in 2007 for the distribution of its products.

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

Manufacturing

The Company contracts with outside third parties for the manufacture of all its coaxial connectors and for the components of its Neulink products.  However, virtually all of RF cable assemblies sold by the Company during the fiscal year ended October 31, 2008 were manufactured by the Company at its facilities in California, and the Neulink products are assembled at the Company’s California facilities. The Connector and Cable Division has its manufacturing performed at numerous International Standards Organization (ISO) approved factories with plants in Japan, Korea, the United States and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, the Company does have long-term purchasing relationships with these manufacturers. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies and certain of the components of its Neulink products. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products.  Neulink’s products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

The Bioconnect Division has designed and manufactured its own products for over 20 years (including as an unaffiliated company before being acquired by the Company in 2000).  Bioconnect’s products are manufactured by the Company at its own California facilities.  The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

The Aviel Electronics Division manufactures all its connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 50 years (including as an unaffiliated company before being acquired by the Company in August 2004). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.  During the past fiscal year, the Company acquired additional equipment for this division that will enable Aviel to increase the volume of connectors that it is able to manufacture.

The Worswick Division designs and produces low to medium volume connector and cable assemblies for local and niche customers, as well as a few medium and large market customers.  These services are conducted in San Diego, California.

The RadioMobile division products are purchased from various U.S. and overseas suppliers. Some products are designed and manufactured by third party manufactures to RadioMobile specifications.  The Company designs much of the software used in RadioMobile’s systems.

There are certain risks associated with the Company’s dependence on third party manufacturers for some of its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, and the potential lack of adequate capacity during periods of excess demand and increases in prices. See “Risk Factors, below.”

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The Connector and Cable Division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or Neulink product suppliers. The RF Connector and Cable assembly division obtains coaxial connectors from RF Connector. The Company believes there are numerous domestic and international suppliers of coaxial connectors.

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

Employees

As of October 31, 2008, the Company employed 94 full-time employees, of whom 36 were in accounting, administration, sales and management, 55 were in manufacturing, distribution and assembly, and three were engineers engaged in design, engineering and research and development. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development

The Company has significantly increased its research and development activities intended to produce new proprietary products that it can market to the wireless connectivity industry.  The Company engaged in approximately $256,000 of research and development activities in fiscal year ended October 31, 2008, primarily related to the RF Wireless segment. Research and development expense during fiscal 2008 increased as a result of the acquisition of the Radiomobile division at the end of fiscal 2007 and the increased expenses related to the development of new wireless products that are expected to be commercially released by the end of the current fiscal year. During the fiscal year ended October 31, 2007, the Company engaged in approximately $61,000 of research and development activities.

In addition to research and development activities, the Company also invested approximately $1,304,000 during the past two fiscal years on engineering. Engineering activities consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for in the industry in general.  Engineering work often is carried out in collaboration with the Company’s customers.

The increase in business in the military/aerospace sector has encouraged the Company to develop an ISO 9000-like tracking system to improve its competitive edge, and is exploring future ISO certification.

Patents, Trademarks and Licenses

The Company does not own any patents on any of its products, nor has it registered any product trademarks. Because the Company carries thousands of separate types of connectors and other products, most of which are available to the Company’s customers from other sources, the Company does not believe that its business or competitive position is dependent on patent protection.

Warranties and Terms

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

The Company usually sells to customers on 30-day terms pursuant to invoices and does not generally grant extended payment terms. Sales to some foreign customers are made on cash terms at time of shipment. Customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

Competition

Management estimates that the Connector and Cable Division has over 50 competitors in the approximately $2.0 billion worldwide annual RF connector market. Management believes no one competitor has over 15% of the total market, while the three leaders hold no more than 35% of the total market. Many of the competitors of the Connector and Cable Division have significantly greater financial resources and broader product lines. The Connector and Cable division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products. The Bioconnect division competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

There are numerous small privately held manufacturers and marketers of connectors, but Aviel Electronics has specialized in microwave and radio frequency (RF) custom connectors which lowers the number of its direct competitors. Because Aviel Electronics is an approved vendor of leading aerospace, electronics, OEM and government agencies in the United States and abroad, competition is limited to those manufacturers who have received formal certification or approval.

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

RadioMobile competitors include Motorola, Intergraph, Northrup Gumman, Panasonic, and cellular providers including Verizon Wireless and AT&T. Radiomobile’s strategy is focusing on providing cost effective mobile data solutions to small to medium size customers.

Government Regulations

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

Bioconnect products are subject to the regulations of the U.S. Food and Drug Administration.

ITEM 1.A                      RISK FACTORS

Investors should carefully consider the risks described below and all other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations.

If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of the money they paid to buy the Company’s common stock.

Dependence On The Connector and Cable Assembly Division

Of the Company’s six operating divisions, the Connector and Cable Assembly division is the largest, accounting for approximately 79% of the Company’s total sales for the fiscal year ended October 31, 2008. Although the percentage of the Company’s sales generated by the Connector and Cable Assembly division has decreased as revenues from its other divisions has increased, the Company expects the Connector and Cable Assembly division products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that division could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the Connector and Cable Division are described below.

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

The Company’s coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, the Company is subject to the risk that a third party manufacturer will cease production of some of the Company’s products or fail to continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs, harm its ability to deliver products on time, or develop new products.

Dependence Upon Independent Distributors To Sell And Market The Company’s Products

The Company’s sales efforts are primarily affected through independent distributors, of which there were more than 70 as of the end of fiscal 2008. Sales through independent distributors accounted for approximately 48% the net sales of the Company for the fiscal year ended October 31, 2008. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

Dependence On Principal Customer

One customer accounted for approximately 15% of the total sales of the Company for the fiscal year ended October 31, 2008. Although this customer has been an on-going major customer of the Company for at least the past ten years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

International Sales, Operations and Foreign Currency Exposure.

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 15% of the net sales of the Company during each of the past two fiscal years. International revenues are subject to a number of risks, including:

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

Dependence On Key Personnel

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company’s employment agreement with Mr. Hill expires by its terms on June 20, 2011. If the Company lost the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company’s business, operating results, and financial condition.

Changes in Stock Option Accounting Rules have Adversely Affected The Company’s Reported Operating Results, And Therefore May Adversely Affect The Company’s Stock Price And The Company’s Ability To Attract And Retain Employees

Since November 1, 2006, the Company is subject to the rules of the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123 I, “Share-Based Payment,” which rules require it to record all stock-based employee compensation as an expense. These financial accounting rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements. Historically, the Company has compensated almost all of its full-time employees, and all of its officers and directors, with such share- based compensation awards in order to limit its cash expenditures and to attract and retain its employees, officers and directors. Accordingly, if the Company continues to grant stock options or other share-based compensation awards to its officers, directors, employees, and consultants, its future earnings, if any, will be reduced (or the Company’s future losses will be increased) by the expenses recorded for those grants. Since the Company is a small company, the expenses it will have to record as a result of future options grants may be significant and may materially negatively affect its reported financial results. This may have an adverse effect on the Company’s future financial statements, may reduce the Company’s stock price, and may make it more difficult for the Company to attract new investors.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of three smaller businesses (Aviel Electronics in Las Vegas, Nevada, in August 2004; Worswick Industries Inc. in San Diego, California, in September 2005; and Radiomobile, Inc. in San Diego, California, in September 2007). The Company periodically considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with such future acquisitions include:

•	diversion of management’s attention;

•	the effect on the Company’s financial statements of the amortization of acquired intangible assets;

•	the cost associated with acquisitions and the integration of acquired operations;

•	the Company may not be able to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

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

(i)
The cable assembly manufacturing portion of the Connector and Cable Assembly Division operates in a separate 3,180 square foot facility that is located adjacent to the Company’s corporate headquarters. The lease for this space expires on May 31, 2010.

(ii)
The Neulink and Radiomobile Divisions operate from a separate building that is located near the Company’s corporate headquarters at 7606 Miramar Road, Building 7200. Neulink’s building consists of approximately 2,500 square feet of administrative and manufacturing space and houses the production and sales staff of the Neulink Division. The lease for this space expires on May 31, 2010.

(iii)
The Aviel Electronics Division currently leases approximately 3,000 square feet of a facility located at 5530 S. Valley View Blvd., Suite 103, Las Vegas, Nevada. The Company renewed the lease for the Las Vegas offices, which will now expire March 31, 2010.

(iv)
The Worswick Division currently leases an approximately 6,000 square foot facility located at 7352 Convoy Court, San Diego, California. The Company renewed the lease, which will now expire May 31, 2009.

The aggregate monthly rental for all the Company’s facilities currently is approximately $35,000 per month, plus utilities, maintenance and insurance as of October 31, 2008.

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

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of our shareholders in the fourth quarter of fiscal 2008.

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market under the symbol “RFIL.”

For the periods indicated, the following tables sets forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter	High	Low

Fiscal 2008

November 1, 2007 – January 31, 2008	$7.53	$5.20
February 1, 2008 – April 30, 2008	6.26	5.20
May 1, 2008 – July 31, 2008	8.50	5.69
August 1, 2008 – October 31, 2008	8.98	2.66

Fiscal 2007

November 1, 2006 – January 31, 2007	$9.57	$6.15
February 1, 2007 – April 30, 2007	8.38	5.33
May 1, 2007 – July 31, 2007	6.25	5.20
August 1, 2007 – October 31, 2007	7.67	5.40

Stockholders.  As of October 31, 2008 there were 450 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name”.

Dividends.  The Company paid dividends of $.12 per share (a total of $394,343) during fiscal 2008. The Board of Directors may declare dividends in the future depending on the Company’s financial condition and its financial needs.

Recent Sales of Unregistered Securities.  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2008.

Repurchase of Securities.  In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. The repurchases were to be made from time to time in the open market or in privately negotiated transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 1, 2008 through September 30, 2008	21,675	$5.66	21,675	$943,000
October 1, 2008 through October 31, 2008	78,325	$5.23	78,325	$533,000
Total:	100,000		100,000
_________________________________
(1)	Represents weighted average price paid per share during the quarter ended October 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2008 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	566,170	$5.75	540,474
Equity Compensation Plans Not Approved by Stockholders (2)	500,871	$1.53	0
Total	1,067,041	$3.77	540,474

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2000 Stock Option Plan, (ii) the 1990 Incentive Stock Option Plan, and (iii) the 1990 Non-qualified Stock Option Plan. The 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, all 540,474 shares remaining available for issuance represent shares under the 2000 Stock Option Plan.

(2)	Consists of options granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

ITEM 6.                         SELECTED FINACIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented over one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The largest business unit consists of the Connector and Cable Assembly Division which, together with the Aviel Electronics Division and the Worswick Industries Division, markets and sells RF cables and connectors. The Bioconnect Division operates in the medical connector product market, while the Neulink and RadioMobile Divisions operate in the high-speed wireless data connection market. During fiscal year 2008 ended October 31, 2008 the RF cable and connector products represented 79% of the Company’s sales, while the medical connector division and the wireless data connection operations represented 9% and 12%, respectively, of the Company’s total sales.

Historically, over 79% of the Company’s revenues are generated from the sale of RF connector products and connector cable assemblies. Sales of connectors are expected to continue to be the largest portion of revenues in the future, despite the purchase of the RadioMobile wireless division in September 2007. Accordingly, Company revenues are heavily dependent upon sales of RF connectors and cable assemblies. However, the Company sells thousands of connector products for uses in thousands of end products and sales are not dependent upon any one industry sector or any single product. As a result, the Company’s revenues and expenses are typically not subject to major fluctuations. During the fiscal year ended October 31, 2008, net sales increased by 19% over the net sales in the prior year.

The net income generated by the Company for the fiscal year ended October 31, 2008 represented the 15th consecutive year that the Company has been profitable.

The Company generated cash from operations of $1,144,000, used $691,000 in financing activities, and used $461,000 for capital expenditures. The amount of cash and cash equivalents, and investments in available-for-sale securities held by the Company as of October 31, 2008 remained substantially unchanged at $7,925,000, compared to $7,932,000 in the prior year. Since the Company has no debt other than normal accounts payable, accrued expenses, and other long-term liabilities, the Company will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2008 and 2007:

	2008		2007
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents and investments available for sale	$7,924,549	44.6%	$7,932,246	49.2%
Current assets	16,705,149	94.0%	15,351,272	95.2%
Current liabilities	1,323,198	7.5%	1,069,700	6.6%
Working capital	15,381,951	86.5%	14,281,572	89.0%
Property and equipment - net	565,860	3.2%	255,693	1.6%
Total assets	17,767,773	100.0%	16,128,158	100.0%
Stockholders’ equity	16,121,690	90.7%	14,940,793	92.6%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2009. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

•
As of October 31, 2008, the amount of cash and cash equivalents and short-term investments available-for-sale was equal to $7,924,549 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its currently anticipated capital expenditure for the upcoming year.

•	As of October 31, 2008, the Company had $16,705,149 in current assets, and only $1,323,198 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2008, the absence of outstanding bank debt, and its recent operating results there are sufficient capital resources to fund its operations and future acquisitions for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets.

As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a high level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Because sales increased by 19% during fiscal 2008, the Company increased its inventories 20% compared to the prior year inventory balance. The Company continuously monitors its inventory levels and product costs, and because of continued increases in sales or raw material costs, may continue increasing its inventory levels.

Net cash provided by operating activities for the year ended October 31, 2008 was $1,144,000.  The Company’s net cash from operations was less than its net income of $1,559,000 due to $994,000 increase in inventory, which reduction of net cash was partially offset by noncash stock-based compensation expense of $500,000 and noncash depreciation and amortization of $211,000. In fiscal year ended October 31 2007, net cash provided by operating activities was $1,733,000 primarily due to net income of $1,135,000, plus noncash stock-based compensation expense of $572,000, and non cash depreciation and amortization of $269,000.

During fiscal 2008, net cash used in investing activities was $2,793,000, of which $2,332,000 was for the purchase of treasury bills and other available-for-sale securities. The balance represents $461,000 invested in additional capital equipment (primarily for the Aviel division). During fiscal 2007, net cash used in investing activities was $2,545,000 of which $2,284,000 was used for the purchase of treasury bills and other available-for-sale securities. The balance represented $94,000 invested in additional capital equipment and $167,000 used for the acquisition of the RadioMobile division.

In fiscal 2008, financing activities decreased the Company’s net cash by $691,000 due to dividends paid of $394,000, $533,000 used to repurchase 100,000 shares of its own common stock of which expenditures were partially offset by the receipt of $190,000 from the exercise of stock options, and $46,041 of excess tax benefits from stock-based compensation. In fiscal 2007, financing activities decreased the Company’s net cash by $401,000 due to dividends paid of $196,000 and $600,000 used to repurchase 103,308 shares of its own common stock, which expenditures were partially offset by the receipt of $198,000 from the exercise of stock options, and $198,000 of excess tax benefits from stock-based compensation.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2008 and 2007:

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$17,695,146	100%	$14,853,039	100%
Cost of sales	8,789,604	50%	7,937,251	53%
Gross profit	8,905,542	50%	6,915,788	47%
Engineering expenses	1,050,574	6%	571,237	4%
Selling and general expenses	5,341,576	30%	4,625,065	31%
Operating income	2,513,392	14%	1,719,486	12%
Other income	258,381	1%	359,113	2%
Income before income taxes	2,771,773	16%	2,078,599	14%
Income taxes	1,212,540	7%	943,376	6%
Net income	1,559,233	9%	1,135,223	8%

Net sales of the Company increased by approximately $2,842,000 or 19%, for the fiscal year ended October 31, 2008 (“fiscal 2008”) compared to the fiscal year ended October 31, 2007 (“fiscal 2007”).  Net sales increased in fiscal 2008 due to increases in net sales at all three of the Company’s financial reporting segments.  Net sales at the Connector and Cable Assembly segment increased from fiscal 2007 by approximately $1,123,000.  The Company believes that the increase was primarily due to an increase in infrastructure projects that commenced during the second half of fiscal 2007 and continued on throughout fiscal 2008. Approximately $744,000 of the total increase in net sales related to an increase in net sales at the Medical Cabling and Interconnector segment, which increase was due to increased orders from its primary customer. The remaining approximate $975,000 increase in total fiscal 2008 net sales related to an increase in net sales at the RF Wireless segment, and was attributable to sales generated during the entire fiscal year by the Radiomobile Division.  Since RadioMobile was acquired in the fourth quarter of fiscal 2007, only two months of Radiomobile sales were included in total net sales in fiscal 2007.

The Company’s gross profit increased $1,990,000 or by 29% to $8,906,000 in 2008 from $6,916,000 in 2007 due to the increase in net sales and higher gross margins attributable to economies of scale. As a percentage of net sales, gross profit increased to 50% in fiscal 2008, up from 47% in fiscal 2007. At the Connector and Cable Assembly segment, gross profit as a percentage of net sales increased by 4% to 53% in fiscal 2008 from 49% in fiscal 2007. This decrease in costs was attributable to economies of scale as certain fixed costs were spread over a greater amount of sales. At the Medical Cabling & Interconnector segment, gross profit as a percentage of net sales increased by 20% to 35% in fiscal 2008 from 15% in fiscal 2007 as a result of an increase in sales and the segment’s ability to reduce its fixed labor costs. At the RF Wireless segment, gross profit as a percentage of net sales remained substantially unchanged with an increase of 1% to 47% in fiscal 2008 from 46% in fiscal 2007.

Engineering expenses, which include research and development expenses, incurred at the Company’s three segments and relating to the design, re-design or development of products for specific customers increased substantially by $480,000 to $1,051,000 in fiscal 2008 from $571,000 in fiscal 2007. As a percentage of net sales, engineering expenses increased to 6% in fiscal 2008 from 4% in fiscal 2007. Most of the increase in engineering expenses was attributable to the RF Wireless segment.  Engineering expense (including research and development) during fiscal 2008 increased as a result of the acquisition of the Radiomobile division at the end of fiscal 2007 and the increased expenses related to the development of new wireless products that are expected to be commercially released by the end of the current fiscal year.  RadioMobile and Neulink, which constitute the RF Wireless segment, collectively incurred approximately $256,000 of research and development expenses in fiscal 2008 in the development of new products; the entire Company only incurred $61,000 of research and development expenses in fiscal 2007.

Selling and general expenses increased by $717,000 or 15%, to $5,342,000 during fiscal 2008 from $4,625,000 in fiscal 2007.  The increase is the result of the 19% increase in revenues. Stock based compensation expense decreased by $72,000 to $500,000 in fiscal 2008 from $572,000 in fiscal 2007 primarily due to fewer options being expensed in fiscal 2008 compared to fiscal 2007. Sales commission expense increased by $44,000 to $141,000 in fiscal 2008 from $97,000 in fiscal 2007 due to the significant increase in sales from fiscal 2007. Accounting and legal fees increased by $215,000 to $550,000 in fiscal 2008 from $335,000 in fiscal 2007 primarily due to fees related to management’s assessment and testing on internal controls over financial reporting incurred in fiscal 2008 but not incurred in fiscal 2007. Advertising costs increased by $26,000 to $198,000 in fiscal 2008 from $172,000 in fiscal 2007 due to an increase in marketing efforts in fiscal 2008 compared to prior year.

Despite the increase in sales and the increase of $1,990,000 in gross profit, operating income only increased 46% or by $794,000 to $2,513,000 in fiscal 2008 as a result of the $1,196,000 increase in total operating expenses from prior year of which $717,000 related to selling and general administrative expenses and $479,000 related to engineering expenses.

Interest income decreased by approximately $101,000 from prior year due to decreasing interest rates on the funds held by the Company in its interest bearing accounts as a result of investing primarily in CD’s and money market funds during fiscal 2008 as compared to investing primarily in auction rate securities during fiscal 2007.

Income before taxes in fiscal 2008 increased by 33% or by $693,000 to $2,772,000 compared to income before taxes of $2,079,000 in fiscal 2007. Net income for fiscal year ended October 31, 2008 increased 37% or by $424,000 to $1,559,000 compared to $1,135,000 in fiscal year ended October 31, 2007 for the reasons discussed above.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-19 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of October 31, 2008 and 2007

•	Statements of Income for the years ended October 31, 2008 and 2007

•	Statements of Stockholders’ Equity for the years ended October 31, 2008 and 2007

•	Statements of Cash Flows for the years ended October 31, 2008 and 2007

•	Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a 15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud have been detected.

As required by Exchange Act Rule 13a 15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2008.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors ; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of October 31, 2008, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the fourth quarter of the fiscal year ended October 31, 2008, the Company completed certain improvements to its internal control over financial reporting. The remedial actions were conducted throughout fiscal 2008 and included a comprehensive internal control review and assessment conducted by outside consultants. The changes made to the Company’s internal controls over financial reporting consisted of the Company hiring additional outside consultants to help with non-recurring complex accounting transactions and implemented an accounting software program related to stock options. Changes have been implemented and have been in operation for a sufficient period of time in order for the Company to determine that the material weakness has been remediated. Management has taken steps to remediate the material weakness.

 Other than the foregoing changes, there were no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.                       OTHER INFORMATION

On January 29, 2008, the Company issued a press release announcing its financial results for the fourth fiscal quarter of fiscal year ending October 31, 2008 and for the fiscal year then ended. A copy of the press release is attached to this Annual Report on Form 10-K as Exhibit 99.1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2008. A majority of the Directors are “independent directors” as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Jacobs, Kester and Reynolds.

Name	Age	Director Since
John R. Ehret	71	1991
Marvin H. Fink	72	2001
Howard F. Hill	68	1979
William Reynolds	73	2005
Robert Jacobs	56	1997
Linde Kester	63	2001

John R. Ehret has been the President of TPL Electronics of Los Angeles, California, since 1982. He holds a B.S. degree in Industrial Management from the University of Baltimore. He has been in the electronics industry for over 34 years.

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

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 41 years.

Robert Jacobs has been an Account Executive at Neil Berkman Associates since 1988. Neil Berkman Associates is the Company’s investor relations firm, and Mr. Jacobs is the Account Executive for the Company. He holds an MBA from the University of Southern California and has been in the investor relations industry for over 26 years.

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

Management

Howard F. Hill is the President and Chief Executive Officer of the Company. He co-founded the Company in 1979. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 41 years.

Effective February 1, 2007, RF Industries appointed James Doss as Acting Chief Financial Officer and Corporate Secretary. Mr. Doss was appointed to Chief Financial officer on January 25, 2008. Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006. Mr. Doss, 40, was most recently a private consultant to a number of Software and High-Tech companies, providing Sarbanes-Oxley compliance and general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Doss was Controller for CliniComp, International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995 Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and Economics from San Diego State University in 1993 and completed graduate and advanced financial management studies, receiving his MBA from San Diego State University in 2005.

Board of Director Meetings

During the fiscal year ended October 31, 2008, the Board of Directors held five meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2008, each Board of Directors member other than John Ehret attended at least 50% of the meetings of the Board of Directors and at least 50% of the meetings of the committees on which he served. Mr. Ehret attended three of the five meetings held by the Board during fiscal 2008.

Board Committees

During fiscal 2008, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2008, the Audit Committee was composed of Mr. Reynolds, Mr. Ehret and Mr. Fink. Each of these individuals were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee.   The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2008. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, Fink, and Kester, each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2008, which was attended by all committee members.

Code Of Business Conduct And Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s Directors, officers and employees, including its principal executive officer and principal financial officer. The Code is posted on the Company’s website at www.rfindustries.com .. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that during its most recent fiscal year ended October 31, 2008, its officers and directors complied with the filing requirements under Section 16(a).

 ITEM 11.                      EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation.  The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the fiscal year ended October 31, 2008 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year, ended October 31, 2008:

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	Any Other Compensation
Howard F. Hill, President Chief Executive Officer, Director	2008	211,730	50,000	4,000	$24,366	(1)
	2007	175,000	0	6,000	$15,703

James S. Doss, Chief Financial Officer	2008	111,458	6,000	2,000	$9,914	(2)
	2007	96,685	6,000	32,916	$11,775

(1)           Mr. Hill’s other compensation consisted of $12,931 of accrued vacation not taken in fiscal 2008 and $11,435 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)           Mr. Doss’s other compensation consisted of $421 of accrued vacation not taken in fiscal 2008 and $9,493 for vehicle costs.

Option Grants. The following table contains information concerning the stock option grants to the Company’s Named Executive Officers for the fiscal year ended October 31, 2008.

Option Grants in Last Fiscal Year

Name	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Base Price ($/Share)	Expiration Date
Howard F. Hill, President Chief Executive Officer Incentive Stock Option	4,000	3.15	$4.50	October 2013

James S. Doss, Chief Financial Officer Incentive Stock Option	2,000	1.57	$4.50	October 2013

Option Exercises and Holdings.  The following table sets forth information concerning option exercises and option holdings and the value, at October 31, 2008, of unexercised options held by the Named Executive Officers:

Aggregated Options/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value Realized Market Price at Exercise Less Exercise Price	Number of Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/
Name	Exercise #	($)	Exercisable	Unexercisable	Unexercisable (1)

Howard F. Hill, President, Chief Executive Officer	0	$0	251,871	4,000	$1,133,420/18,000

James S. Doss, Chief Financial Officer	0	$0	32,916	2,000	$148,122/9,000

(1)           Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $4.50 on the last trading day of the fiscal year as reported on the Nasdaq Capital Market.

During the fiscal year ended October 31, 2008, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreement

The Company has no employment or severance agreements with any of its executive officers other than with Mr. Howard Hill, the Company’s President and Chief Executive Officer. Mr. Hill has been the President/Chief Executive Officer of the Company since 1994. On June 6, 2008 the Company entered into a new employment agreement with Mr. Hill. Under the new employment agreement, Mr. Hill agreed to serve as the Company’s President and Chief Executive Officer for up to three one-year periods. The new employment agreement provides for an annual salary of $210,000. Either Mr. Hill or the Company can terminate the employment agreement at each of the first and second anniversaries of the agreement. The employment agreement will expire on June 20, 2011.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. Previously, all such options were granted on the last day of the fiscal year, and the exercise price of the options was equal to the closing price of the common stock on that day, or if the grant occured after the end of the fiscal year, the closing price on the date of grant.  During fiscal 2008, the Company changed the date on which it will grant options to its directors in the future.  Accordingly, no options were granted to directors during fiscal 2008. Under the new director option grant schedule, options to purchase 2,000 shares of common stock will be granted to each of the directors on January 15 of each year (or the first business day thereafter, if such date is not a business day).  The Chairman of the Board will be granted an option for 4,000 shares.  Accordingly, options to purchase 2,000 shares will be granted to each of the directors on January 15, 2009, and Mr. Fink, the Chairman of the Board, will be granted options to purchase 4,000 shares on January 15, 2009 and these options will be immediately vested upon grant. The exercise price of these options will be the closing stock price on January 15, 2009. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings.

In addition to the foregoing grant of options, all non-employee members of the Board of Directors receive an annual cash payment of $5,000 per director, and the non-employee Chairman of the Board receives an annual payment of $10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of October 31, 2008 for each director; (ii) the executive officer named in the Summary Compensation Table in Executive Compensation; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	255,371	(2)	6.9%

James Doss 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	32,916	(3)	0.9%

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

John R. Ehret 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	30,000	(4)	0.8%

Robert Jacobs 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	10,000	(5)	0.3%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	34,165	(6)	0.9%

Linde Kester 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	95,472	(7)	2.6%

William Reynolds 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	24,300	(8)	0.7%

All Directors and Officers as a Group (7 Persons)	482,224	(9)	12.1%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	450,930	(10)	12.1%

Walrus Partners, LLC 8014 Olson Memorial, #232 Golden Valley, MN 55427	284,583	(11)	7.7%

Citigroup, Inc. 399 Park Avenue New York, NY 10043	216,175	(12)	5.8%

(1)           Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)           Includes 251,871 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)           Includes 32,916 shares that Mr. Doss has the right to acquire upon exercise of options exercisable within 60 days.

(4)           Includes 20,000 shares that Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days.

(5)           Consists of 10,000 shares, which Mr. Jacobs have the right to acquire upon exercise of options exercisable within 60 days.

(6)           Includes 29,165 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(7)           Includes 34,170 shares that Mr. Kester has the right to acquire upon exercise of options exercisable within 60 days.

(8)           Consists of 20,000 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days plus 4,300 shares purchased on the open market.

(9)           Includes 398,122 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(10)           Represents shares owned by Hytek International, Ltd is a Cayman Islands holding company which is deemed to possess sole voting and dispositive power over securities held.

(11)           Information is based on a report on Schedule 13G filed in February 14, 2008. Represents shares owned by clients of Walrus Partners, LLC, which is an investment adviser. Walrus Partners, LLC is deemed to possess sole voting and dispositive power over securities held by its clients. Walrus Partners, LLC disclaims beneficial ownership of these securities held by these clients.

(12)           Represents shares owned by Citigroup, Inc., which is deemed to possess sole voting and dispositive power over securities held.

ITEM 13..	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Mr. Jacobs, a director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2008 and 2007, the Company paid the firm $52,781 and $40,409, respectively, for services rendered.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to the Company by J.H. Cohn LLP for professional services rendered related to the fiscal years ended October 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$173,500	$206,163
Audit-Related Fees	21,100	30,950
Total Fees	$194,600	$237,113

Audit Fees.  Consists of fees billed and estimated for professional services rendered for the audit of the Company financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by J.H. Cohn LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

ITEM 15.                       EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)
3.2.1	Company Bylaws as Amended through August, 1985 (2)
3.2.2	Amendment to Bylaws dated January 24, 1986 (2)
3.2.3	Amendment to Bylaws dated February 1, 1989 (3)
3.2.4	Amendment to Bylaws dated June 9, 2006(6)
3.2.5	Amendment to Bylaws dated September 7, 2007(7)
10.1	Form of 2000 Stock Option Plan (4)
10.2	Directors’ Nonqualified Stock Option Agreements (2)
10.3	Employment Agreement, dated June 5, 2008, between the Company and Howard Hill
14.1	Code of Ethics (5)
23.1	Consent of J.H. Cohn LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Press Release dated January 29, 2009 announcing the financial results for the fiscal year ending October 31, 2008.

(1)           Previously filed as an exhibit to the Company’s Form 10-KSB for the year ended October 31, 2000, which exhibit is hereby incorporated herein by reference.

(2)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 1987, which exhibit is hereby incorporated herein by reference.

(3)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 1992, which exhibit is hereby incorporated herein by reference.

(4)           Previously filed as an exhibit to the Company’s Form 10-QSB for the quarter ended January 31, 2001, which exhibit is hereby incorporated herein by reference.

(5)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 2003, which exhibit is hereby incorporated herein by reference.

(6)           Previously filed as an exhibit to the Company’s Form 8-K, dated June 9, 2006, which exhibit is hereby incorporated herein by reference.

(7)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 2007, which exhibit is hereby incorporated herein by reference.

Shareholders of the Company may obtain a copy of any exhibit referenced in this 10-K Report by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, and San Diego, CA 92126. The written request must specify the shareholder’s good faith representation that such shareholder is a stockholder of record of common stock of the Company. A charge of forty-one cents ($.41) per page will be made to cover Company expenses in furnishing the requested documents.

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
October 31, 2008 and 2007	F-3

Statements of Income
Years Ended October 31, 2008 and 2007	F-4

Statements of Stockholders’ Equity
Years Ended October 31, 2008 and 2007	F-5

Statements of Cash Flows
Years Ended October 31, 2008 and 2007	F-6

Notes to Financial Statements	F-7-F-20

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders

RF Industries, Ltd.

We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2008 and 2007, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2008 and 2007, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective November 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Note 1, effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment.”

/s/ J.H. COHN LLP
San Diego, California
January 26, 2009

RF INDUSTRIES, LTD.

BALANCE SHEETS
OCTOBER 31, 2008 AND 2007

ASSETS
	2008	2007
Current assets:
Cash and cash equivalents	$1,060,838	$3,400,566
Investments in available-for-sale securities	6,863,711	4,531,680
Trade accounts receivable, net of allowance for doubtful accounts of $46,775 and $43,459	2,071,349	1,900,029
Inventories	5,949,708	4,955,302
Other current assets	217,443	241,995
Deferred tax assets	542,100	321,700
Total current assets	16,705,149	15,351,272

Equipment and furnishings:
Equipment and tooling	2,205,525	1,780,154
Furniture and office equipment	377,286	341,590
	2,582,811	2,121,744
Less accumulated depreciation	2,016,951	1,866,051
Totals	565,860	255,693

Goodwill	347,091	308,479
Amortizable intangible assets, net	54,311	114,800
Note receivable from stockholder	66,980	66,980
Other long-term assets	28,382	30,934

Totals	$17,767,773	$16,128,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329,509	$205,136
Accrued expenses	760,762	696,939
Income taxes payable	232,927	167,625
Total current liabilities	1,323,198	1,069,700

Deferred tax liabilities	105,700	70,000
Other long-term liabilities	217,185	47,665
Total liabilities	1,646,083	1,187,365

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 10,000,000 shares at $.01 par value; 3,226,264 and 3,285,969 shares issued and outstanding	32,263	32,860
Additional paid-in capital	6,411,810	5,700,362
Retained earnings	9,677,617	9,207,571
Total stockholders' equity	16,121,690	14,940,793

Totals	$17,767,773	$16,128,158

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007

Net sales	$17,695,146	$14,853,039
Cost of sales	8,789,604	7,937,251

Gross profit	8,905,542	6,915,788

Operating expenses:
Engineering	1,050,574	571,237
Selling and general	5,341,576	4,625,065
Totals	6,392,150	5,196,302

Operating income	2,513,392	1,719,486

Other income – interest	258,381	359,113

Income before income taxes	2,771,773	2,078,599

Provision for income taxes	1,212,540	943,376

Net income	$1,559,233	$1,135,223

Earnings per share:
Basic	$.47	$.35
Diluted	$.42	$.30

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2008 AND 2007

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, November 1, 2006	3,252,613	$32,526	$4,582,897	$8,843,268	$5,308	$13,463,999

Net income				1,135,223		1,135,223

Reclassification adjustment for gain on short-term investment included in net income					(5,308)	(5,308)

Stock-based compensation expense			572,471			572,471

Excess tax benefits from stock-based compensation			198,000			198,000

Exercise of stock options	105,745	1,057	197,098			198,155

Dividends				(196,375)		(196,375)

Shares issued - acquisition	30,919	309	174,691			175,000

Treasury stock purchased and retired	(103,308)	(1,032)	(24,795)	(574,545)		(600,372)
Balance, October 31, 2007	3,285,969	32,860	5,700,362	9,207,571		14,940,793

Adoption of FIN 48 – November 1, 2007				(187,075)		(187,075)

Net income				1,559,233		1,559,233

Stock-based compensation expense			499,564			499,564

Excess tax benefits from stock-based compensation			46,041			46,041

Exercise of stock options	40,295	403	189,843			190,246

Dividends				(394,343)		(394,343)

Treasury stock purchased and retired	(100,000)	(1,000)	(24,000)	(507,769)		(532,769)

Balance, October 31, 2008	3,226,264	$32,263	$6,411,810	$9,677,617	$—	$16,121,690

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
Operating activities:
Net income	$1,559,233	$1,135,223
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense adjustment	6,781	(4,393)
Depreciation and amortization	211,389	268,707
Deferred income taxes	(184,700)	(146,243)
Stock-based compensation expense	499,564	572,471
Excess tax benefits from stock based compensation	(46,041)	(198,000)
Changes in operating assets and liabilities (net of acquisition):
Trade accounts receivable	(178,101)	184,819
Inventories	(994,406)	429,145
Income taxes payable	111,340	(354,239)
Other current assets	24,552	(23,899)
Other long-term assets	2,552
Accounts payable	124,373	(236,067)
Accrued expenses	63,824	105,588
Other long-term liabilities	(56,166)
Net cash provided by operating activities	1,144,194	1,733,112

Investing activities:
Payment for acquisition		(166,667)
Purchases of available-for-sale securities	(11,779,828)	(4,832,399)
Proceeds from sales of available-for-sale securities	9,447,797	2,548,000
Capital expenditures	(461,066)	(93,823)
Net cash used in investing activities	(2,793,097)	(2,544,889)

Financing activities:
Proceeds from exercise of stock options	190,246	198,155
Purchases of treasury stock	(532,769)	(600,372)
Dividends paid	(394,343)	(196,375)
Excess tax benefits from stock based compensation	46,041	198,000
Net cash used in financing activities	(690,825)	(400,592)

Net decrease in cash and cash equivalents	(2,339,728)	(1,212,369)

Cash and cash equivalents at beginning of year	3,400,566	4,612,935

Cash and cash equivalents at end of year	$1,060,838	$3,400,566

Supplemental cash flow information - income taxes paid	$1,283,000	$1,438,631

Noncash investing and financing activities:
Stock issued for acquisition		$175,000
Present value of minimum guaranteed payments		$35,665
Retirement of treasury stock	$532,769	$600,372
Additional Goodwill related to acquisition	$38,612

See Notes to Financial Statements.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Cash equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after a purchase order is received which contains a fixed price and the products are shipped. Most of the Company’s products are sold to continuing customers with established credit histories.

Inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

Equipment and furnishings

Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 7 years) using the straight-line method.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Investments

The Company follows Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities” which requires the Company’s investments in U.S. Treasury Bills and Certificates of Deposit (CD’s) to be classified as “available-for-sale securities” and valued at fair market value at month end, which approximates the cost. If there is any other than temporary decline in fair value, the cost basis of the individual security will be written down to fair value via a charge to earnings.

Investments consist of the following as of October 31:

	2008	2007

Certificates of deposit	$6,315,864	$—
U.S. treasury bills	547,847	4,531,680
Totals	$6,863,711	$4,531,680

Goodwill

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized against earnings, but instead be tested for impairment at least annually. There was no impairment of goodwill as a result of impairment tests performed according to SFAS 142 in 2008 or 2007.

The changes in the carrying amount of segment goodwill for fiscal 2008 and 2007 are as follows:

	RF Connectors and Cable Assembly	RF Wireless	Total
Balance at November 1, 2006	$200,848	$—	$200,848
Acquisitions		107,631	107,631
Balance at October 31, 2007	200,848	107,631	308,479
Addition due to contingency earn out		38,612	38,612
Balance at October 31, 2008	$200,848	$146,243	$347,091

No goodwill is allocated to the Medical Cabling and Interconnector segment.

Long-lived assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operations.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Amortizable Intangible assets

Amortizable intangible assets are amortized over their estimated useful lives of three years. Amortization expense is expected to be $27,156 in each of the years ending October 31, 2009 and 2010, respectively.

	2008	2007
Intangible assets
Non-compete agreement	$120,000	$120,000
Accumulated amortization	(120,000)	(86,667)
	—	33,333

Software	47,522	47,522
Accumulated amortization	(15,841)	—
	31,681	47,522

Customer List	33,945	33,945
Accumulated amortization	(11,315)	—
	22,630	33,945

Totals	$54,311	$114,800

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $198,000 and $172,000 in 2008 and 2007, respectively.

Research and development

The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $256,000 and $61,000 in 2008 and 2007, respectively.

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

On November 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. (See Note 6).

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Stock options

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

For the fiscal years ended October 31, 2008 and 2007, charges related to stock-based compensation amounted to approximately $500,000 and $572,000, respectively. Stock-based compensation is charged to cost of sales and selling and general expenses.

Also, in accordance with SFAS 123R, the Company presents the tax benefits from exercise of stock options in excess of recognized expense as a cash flow from financing activities in the statements of cash flows.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the year ended October 31, 2008 and 2007, that were not included in the computation because they were anti-dilutive, totaled 237,183 and 163,923, respectively.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted earnings per share:

	2008	2007
Numerators:
Net income (A)	$1,559,233	$1,135,223

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	3,293,820	3,263,695
Add effects of potentially dilutive securities - assumed exercise of stock options	421,670	491,754

Weighted average shares for diluted earnings per share (C)	3,715,490	3,755,449

Basic net earnings per share (A)÷(B)	$0.47	$0.35

Diluted net earnings per share (A)÷(C)	$0.42	$0.30

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. For the Company, SFAS 157 will be effective for the 2009 fiscal year. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For the Company, SFAS 159 will be effective for the 2009 fiscal year. The Company is currently evaluating the impact SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 (R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 141 (R) is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We do not expect that the initial adoption of SFAS No. 141 (R) will have a material effect on our financial statements.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The FASB and its Emerging Issues Task Force had issued certain other accounting pronouncements as of October 31, 2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would significantly affect our financial accounting measurements or disclosures.

Note 2 - Concentration of credit risk and sales to major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federally insured limits.

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

Sales to one customer represented 15% and 18% of total sales, and 10% and 13% of total accounts receivable in 2008 and 2007, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 3 - Inventories and major vendors

Inventories consist of the following as of October 31:

	2008	2007

Raw materials and supplies	$1,496,364	$1,092,965
Work-in-process	31,131	19,716
Finished goods	4,502,890	3,966,681
Less inventory reserve	(80,677)	(124,060)
Totals	$5,949,708	$4,955,302

Purchases of connector products from four major vendors represented 23%, 11%, 7%, and 5% of the total inventory purchases in 2008 and 19%, 5%, 16% and 10% in 2007, respectively. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Commitments

The Company leases its facilities in San Diego, California and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in June 2005, adding additional square feet. The amended lease expires in May 2010 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. Deferred rents were $40,000 as of October 31, 2008 and $54,000 at October 31, 2007. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Worswick division operations include a warehouse and retail space. Approximately 15% of the space is subleased to other tenants. The Las Vegas lease is a three year lease expiring in March 2010. The Company also leases certain automobiles under operating leases which expire at various dates through October 2013.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Rent expense under all operating leases totaled approximately $440,000 and $391,000 in 2008 and 2007, which is net of sublease income of $16,000 and $29,000 in fiscal 2008 and 2007 respectively.

Minimum lease payments under these non-cancelable operating leases in each of the five years subsequent to October 31, 2008 are as follows:

Year Ending October 31,	Amount

2009	$392,000
2010	200,000
2011	17,000
2012	4,000
2013	4,000
Total	$617,000

The Company has an employment agreement with the President and Chief Executive Officer for a term of up to three consecutive one year periods commencing on June 20, 2008 (the “Commencement Date”), and ending on June 20, 2011, which expires at the end of each Employment Year of June 19 and may be extended for an additional Employment Year on the anniversary dates thereafter. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $555,000 at October 31, 2008.

Note 5 - Segment information

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same format reviewed by the Company’s management (the “management approach”).

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has three segments - RF Connector and Cable Assembly, Medical Cabling and Interconnector and RF Wireless based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of three divisions, the Medical Cabling and Interconnector is comprised of one division while the RF Wireless segment is comprised of two.  The three divisions that meet the quantitative thresholds for segment reporting are Connector / Cable Assembly, Bioconnect and RF Neulink.  Each of the other divisions aggregated into these segments that have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, and Worswick divisions into the RF Connector Cables Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect Division makes up the Company’s new Medical Cabling and Interconnector segment. The Company had previously aggregated BioConnect within the RF Connector and Cables Assembly segment as it represented only a small portion and had similar economic characteristics of the overall segment. During Fiscal Year 2008, the BioConnect division met one of the quantitative threshold required for separate segment reporting. Prior year’s information has been revised to conform with the current year’s presentation.

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. All stock based compensation is attributed to the RF Connector Cable Assembly segment. Inventories, fixed assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2008 and 2007:

	2008	2007

United States	$14,971,575	$12,579,555
Foreign countries:
Israel	911,031	1,096,612
All other	1,812,540	1,176,872
Totals	$17,695,146	$14,853,039

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Net sales, income before income taxes and other related segment information as of October 31, 2008 and 2007, and for the years then ended follows:

2008	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
Net sales	$13,936,241	$1,638,010	$2,120,895			$17,695,146
Income before income taxes	2,123,740	287,922	101,280		$258,831	2,771,773
Depreciation and amortization	155,877	24,669	30,842			211,388
Total assets	5,355,248	441,946	1,119,775		10,850,804	17,767,773
Additions to property and equipment	438,010	21,968	1,088			461,066

2007
Net sales	$12,813,184	893,725	$1,146,130	$		$14,853,039
Income before income taxes	1,368,605	125,103	225,778		359,113	2,078,599
Depreciation and amortization	230,688	37,427	592			268,707
Total assets	4,645,092	152,895	836,287		10,493,884	16,128,158
Additions to property and equipment	93,823					93,823

Note 6 - Income taxes

The provision (benefit) for income taxes consists of the following:

	2008	2007
Current:
Federal	$1,092,864	$842,619
State	304,376	247,000
	1,397,240	1,089,619
Deferred:
Federal	(140,300)	(119,343)
State	(44,400)	(26,900)
	(184,700)	(146,243)

Totals	$1,212,540	$943,376

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax at Federal statutory rate	$942,600	34.0%	$706,700	34.0%
State tax provision, net of Federal tax benefit	171,584	6.2	145,200	7.0
Nondeductible expenses: ISO stock options	110,100	4.0	142,000	6.8
Other	(11,744)	(0.5)	(50,524)	(2.4)
Provision for income taxes	$1,212,540	43.7%	$943,376	45.4%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2008 and 2007 are as follows:

	2008	2007
Assets:
Allowance for doubtful accounts	$18,600	$17,300
Inventory obsolescence	32,100	49,400
Accrued vacation	77,400	62,100
State income taxes	100,300	85,600
Stock based compensation awards	131,600	61,600
Section 263A costs	160,500	19,700
Other	21,600	26,000
Totals	542,100	321,700

Liabilities:
Depreciation	(105,700)	(70,000)

Net deferred tax assets	$436,400	$251,700

The Company adopted the provisions of FIN 48, on November 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

2008
Balance at November 1, 2007	$187,075
Gross decrease – tax positions in prior period	(43,471)
Gross increases – tax positions in current period	38,489
Balance at October 31, 2008	$182,093

As a result of the implementation of FIN 48, the Company’s total gross liability for unrecognized tax benefits was $187,075, including $54,000 of interest and penalties. The Company recorded a change upon adoption to retained earnings on November 1, 2007.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. During the year ended October 31, 2008, a reduction of $4,982 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the statement of income. As of October 31, 2008, $50,100 of accrued interest and penalties are included in other long-term liabilities in the balance sheet.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2005 through 2008 remain subject to examinations.

Note 7 - Stock options

Incentive and Non-Qualified Stock Option Plans

The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire or are forfeited or are exercised. As of October 31, 2008, a total of 313 options were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they expire, are forfeited or are exercised. As of October 31, 2008, a total of 4,000 options were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. In May 2003, the Board of Directors and Shareholders approved an increase to the 2000 Option Plan of 100,000 options. In June 2006, the Company’s shareholders approved an increase to the 2000 Option Plan of 250,000 options. In May 2007, the shareholders approved an increase to the 2000 Option Plan of 100,000 options. In May 2008, the shareholders approved an increase to the 2000 Option Plan of 500,000 options. Accordingly, as of October 31, 2008, the authorized number of shares of common stock that could be issued under the 2000 Option Plan was 1,310,000, of which 566,170 are still outstanding and 540,474 options were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options. Incentive and non-qualified stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Additional required disclosures related to stock option plans

The fair value of each option granted in 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007

Dividend yield	2.67%	0% to 1.06%
Expected volatility	49.00%	54% to 58%
Risk-free interest rate	1.80%	4.16% to 5.00%
Expected lives	3.50 years	4.75 to 6 years
Weighted average fair market value of options granted during the year	$1.42	$3.74
Weighted average fair market value of options vested during the year	$3.44	$3.41

Expected volatilities are based on historical volatility of the Company’s stock. The Company used historical experience with exercise and post employment termination behavior to determine the options’ expected life in 2007. During 2008, the Company granted options with a vesting period of three years and an option life of five years and since the Company has no historical experience in determining the expected life of these new option terms the Company used the simplified method to calculate the expected life of these option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield. The Company estimates forfeiture rates based upon historical exercise behavior.

Additional information regarding all of the Company's outstanding stock options at October 31, 2008 and 2007 and changes in outstanding stock options in 2008 and 2007 follows:

	2008		2007
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	1,011,442	$3.81	974,122	$3.05
Options granted	127,183	4.67	148,985	7.50
Options exercised	(40,295)	4.72	(105,745)	1.87
Options forfeited	(31,289)	7.22	(5,920)	7.38

Options outstanding at end of year	1,067,041	$3.77	1,011,442	$3.81

Options exercisable at end of year	829,858	$3.84	712,457	$3.30

Option price range at end of year	$.10 - $7.56		$.10 - $7.56

Aggregate intrinsic value of options exercised during year:	$108,472		$600,078

Included in the options outstanding are 500,871 in both 2008 and 2007 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Weighted average remaining contractual life of options outstanding at October 31, 2008: 5.53 years. Weighted average remaining contractual life of options exercisable at October 31, 2008: 5.85 years.

Aggregate intrinsic value of options outstanding at October 31, 2008: $1,636,621.

Aggregate intrinsic value of options exercisable at October 31, 2008: $1,398,421.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

As of October 31, 2008, $347,599 of expense with respect to nonvested stock-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 1.67 years.

Note 8 - Retirement plan

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2008 or 2007.

Note 9 - Related party transactions

The note receivable from stockholder of $66,980 at October 31, 2008 and 2007 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by a lien on certain personal property.

A director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2008 and 2007, the Company paid the firm $52,781 and $40,409, respectively, for services rendered to that firm.

Note 10 - Legal proceedings

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

Note 11 - Business acquisition

The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc. (“RadioMobile”), a privately held San Diego, California company on September 1, 2007. RadioMobile Inc. is an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile has developed software and hardware used by police departments and transportation vehicles to receive and transfer electronic data. The RadioMobile purchase agreement contains certain provisions containing contractual and/or legal rights that could potentially create intangible assets apart from goodwill. The asset purchase agreement has an earn out provision over three years based upon revenues earned by RadioMobile operating as a separate division. The maximum future consideration is $500,000. The purchase price for the RadioMobile asset purchase included $166,667 in cash payments and $175,000 in stock issuance, representing 30,919 shares at $5.66 and totaling $35,665 of guaranteed minimum future consideration. Upon the resolution of a contingency based on earnings, any additional consideration paid will be recorded by the acquiring enterprise as an additional cost of the acquired enterprise. Minimum contingent consideration amounts per the Asset Purchase Agreement were recorded upon closing at their net present value, using an 8% discount rate. Any future contingent consideration based on meeting certain earnings levels will be accounted for as additional purchase consideration when the amounts are determined.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

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

The acquisition of the RadioMobile assets has been accounted for as a purchase and, accordingly, the net assets acquired were recorded at estimated fair values on the date of acquisition. A summary of the allocation of the cost of the acquisition to the net assets acquired as of September 1, 2007 follows:

Accounts receivable	$27,053
Inventory	133,963
Other assets (prepaid, net fixed assets)	27,218
Intangible assets:
Software	47,522
Customer list	33,945
Goodwill	107,631
Total assets acquired	377,332
Assumed liabilities	(164,000)
Net assets acquired at closing	$213,332

During the year ended October 31, 2008, an additional amount of $38,612 was recorded as goodwill, due to the division reaching the next level of sales beyond the minimum contingent earn-out provision included in the Radiomobile Asset Sales agreement. Total Radiomobile Goodwill at October 31, 2008 was $146,243.

Assuming the acquisition had taken place on the first day of the year ended October 31, 2007, unaudited net sales would have been approximately $15,600,000 while unaudited net income and earnings per share information would not have been materially different than the amounts shown on the accompanying statement of income for the year ended October 31, 2007.

Note 12 – Dividends declaration

The Company paid dividends of $0.12 and $0.06 per share for a total of $393,343 and $196,375 during the fiscal years ended October 31, 2008 and 2007, respectively.

 Note 13 – Subsequent events

In November and December 2008, the Company repurchased an additional 100,000 shares of the Company’s common stock in the open market. The average price of the shares repurchased $4.99 per share.

In December of 2008, the Company purchased 50,000 shares of common stock in a privately negotiated transaction at a price of $4.13 per share.

On December 15, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share.  The dividend date of record is December 31, 2008 and the payment date to stockholders will be January 15, 2008.  Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.	By:	/s/ Howard F. Hill
Date: January 29, 2009		Howard F. Hill, President/CEO (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 29, 2009	By:	/s/ James S. Doss
James S. Doss, Chief Financial Officer (Principal Accounting Officer)

Date: January 29, 2009	By:	/s/ Howard F. Hill
Howard F. Hill, President/CEO (Principal Executive Officer)

Date: January 29, 2009	By:	/s/ John Ehret
John Ehret, Director

Date: January 29, 2009	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 29, 2009	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 29, 2009	By:	/s/ Robert Jacobs
Robert Jacobs, Director

Date: January 29, 2009	By:	/s/ Linde Kester
Linde Kester, Director