Form 10-Q
period 2009-01-31
R F INDUSTRIES LTD
filed 2009-03-17
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

Commission file number:  0-13301

RF INDUSTRIES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Building 6000 San Diego, California	92126
(Address of principal executive offices)	(Zip Code)

(858) 549-6340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of February 26, 2009 was 3,064,150.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2009	October 31, 2008
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,159,785	$1,060,838
Certificates of deposit	5,791,324	6,315,864
Investments in available-for-sale securities		547,847
Trade accounts receivable, net of allowance for doubtful accounts of $49,737 and $46,775	1,899,678	2,071,349
Inventories	5,779,150	5,949,708
Other current assets	548,283	217,443
Deferred tax assets	542,100	542,100
TOTAL CURRENT ASSETS	15,720,320	16,705,149

Equipment and furnishings:
Equipment and tooling	2,320,250	2,205,525
Furniture and office equipment	377,286	377,286
	2,697,536	2,582,811
Less accumulated depreciation	2,072,582	2,016,951
TOTAL	624,954	565,860

Goodwill	347,091	347,091
Amortizable intangible asset, net	47,522	54,311
Note receivable from stockholder	66,980	66,980
Other assets	34,776	28,382
TOTAL ASSETS	$16,841,643	$17,767,773

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2009	October 31, 2008
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$218,469	$329,509
Accrued expenses	722,326	760,762
Income taxes payable	19,461	232,927
TOTAL CURRENT LIABILITIES	960,256	1,323,198

Deferred tax liabilities	105,700	105,700
Other long-term liabilities	209,424	217,185
TOTAL LIABILITIES	1,275,380	1,646,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 3,083,671 and 3,226,264 shares issued and outstanding	30,837	32,263
Additional paid-in capital	6,455,381	6,411,810
Retained earnings	9,080,045	9,677,617
TOTAL STOCKHOLDERS’ EQUITY	15,566,263	16,121,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,841,643	$17,767,773

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31
(UNAUDITED)

	2009	2008

Net sales	$3,582,583	$3,826,566

Cost of sales	1,936,897	1,955,493

Gross profit	1,645,686	1,871,073

Operating expenses:

Engineering	255,726	272,392

Selling and general	1,248,791	1,331,543

Totals	1,504,517	1,603,935

Operating income	141,169	267,138

Other income - interest	82,348	69,706

Income before income taxes	223,517	336,844

Provision for income taxes	61,078	154,603

Net income	$162,439	$182,241

Basic earnings per share	$0.05	$0.06

Diluted earnings per share	$0.05	$0.05

Basic weighted average shares outstanding	3,122,700	3,291,503

Diluted weighted average shares outstanding	3,447,665	3,723,300

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31
UNAUDITED

	2009	2008
OPERATING ACTIVITIES:
Net income	$162,439	$182,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense adjustment	4,956	(3,502)
Depreciation and amortization	62,420	68,903
Deferred income taxes		49,000
Stock-based compensation expense	49,646	139,981
Changes in operating assets and liabilities:
Trade accounts receivable	166,715	209,808
Inventories	170,558	(492,277)
Income taxes payable	(213,466)	(124,935)
Other current assets	(330,840)	(129,929)
Other long-term assets	(6,394)	-
Accounts payable	(111,041)	78,886
Accrued expenses	(6,156)	212,742
Other long-term liabilities	(7,761)	23,739
Net cash provided by (used in) operating activities	(58,924)	214,657

INVESTING ACTIVITIES:

Purchase of short term investments	(1,500,000)	(1,200,000)
Sale of short term investments	2,572,386	1,400,000
Capital expenditures	(114,725)	-
Net cash provided by investing activities	957,661	200,000

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	29,789
Purchases of treasury stock	(705,010)	-
Dividends paid	(94,780)	-
Net cash provided by (used in) financing activities	(799,790)	29,789

Net increase in cash and cash equivalents	98,947	444,446
Cash and cash equivalents, beginning of period	1,060,838	3,400,566
Cash and cash equivalents, end of period	$1,159,785	$3,845,012

Supplemental cash flow information:

Income taxes paid	$295,000	$230,000
Retirement of treasury stock	705,010
Stock issuance related to contingent liability	30,000
Dividends declared		98,230

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2008 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2008 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2008 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2009, are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after purchase orders, which contain fixed prices, are received and the products are shipped. Most of the Company’s products are sold to continuing customers with established credit histories.

Note 2 - Fair value measurements

Effective November 1, 2008, the Company adopted the methods of fair value as described  in SFAS No. 157 ”Fair Value Measurements” (“SFAS 157”), to value its financial assets and liabilities. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value.  The adoption of SFAS 157 did not impact our financial position, results of operations or cash flows.

In addition, on November 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our financial position, results of operations or cash flows.

Note 3 - Components of inventory

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	January 31, 2009	October 31, 2008

Raw materials and supplies	$1,538,391	$1,496,364
Work in process	20,817	31,131
Finished goods	4,234,293	4,502,890
Inventory reserve	(14,351)	(80,677)

Total	$5,779,150	$5,949,708

Purchases of connector products from two major vendors in the three month period ended January 31, 2009 represented 21%, and 14% compared to three major vendors who represented 28%, 18%, and 11% of the total inventory purchases for the same period in 2008. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2009, the effects of the assumed exercise of options to purchase 385,423 shares of the Company’s common stock, at a price range of $4.94 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At January 31, 2008, the effects of the assumed exercise of options to purchase 256,646 shares of the Company’s common stock, at a price of $6.62 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31
	2009	2008

Weighted average shares outstanding for basic earnings per share	3,122,700	3,291,503

Add effects of potentially dilutive securities-assumed exercise of stock options	324,965	431,797

Weighted average shares for diluted net earnings per share	3,447,665	3,723,300

Note 5 - Stock-based compensation and equity transactions

            The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees.  Non-qualified stock options granted during the quarter ended January 31, 2009 vest and are exercisable immediately and expire in five years from date of grant.  Options granted prior to fiscal 2008 were generally exercisable one year after the date of the grant and expire no more than ten years after the date of grant. The Company satisfies the exercise of options by issuing previously unissued common shares.  Options granted in the three months ended January 31, 2008 were subsequently cancelled, therefore the weighted average fair value is not presented.

The weighted average fair value of employee stock options granted by the Company in the three months ended January 31, 2009 was estimated to be $1.32 per share, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.01%
Dividend yield	2.96%
Expected life of the option	2.5 years
Volatility factor	60.37%

Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used the simplified method to calculate the expected life of the 2009 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2009, the Company issued 7,407 shares of common stock to the former owner of RadioMobile.  This transaction related to the RadioMobile Purchase Agreement earn-out contingency as more fully described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 .

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2009 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 1, 2008	1,067,041	$3.77
Options granted	16,000	$4.05
Options exercised	-	$-
Options canceled or expired	(22,210)	$6.08
Options outstanding at January 31, 2009	1,060,831	$3.72	5.38 years	$$1,463,357
Options exercisable at January 31, 2009	833,648	$3.77	5.73 years	$1,284,057

As of January 31, 2009, $319,073 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 3.11 years.

Stock Option Expense

During the three months ended January 31, 2009 and 2008, stock-based compensation expense totaled $49,646 and $139,981, respectively.

Note 6 - Concentration of Credit Risk

Two customers accounted for approximately 14% and 13% of the Company’s net sales for the three months ended January 31, 2009. One customer accounted for 15% of the Company’s net sales for the three months ended January 31, 2008. Although these customers have been on-going major customers of the Company continuously during the past eight and eleven years, respectively, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits.

Note 7 - Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).” Pursuant to the provisions of SFAS 131, the Company reports segment sales in the same format reviewed by the Company’s management chief decision maker (the “management approach”).

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has three segments - RF Connector and Cable Assembly, Medical Cabling and Interconnector, and RF Wireless based upon this evaluation.

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

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, and Worswick divisions into the RF Connector Cables Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment.  The Company had previously aggregated BioConnect within the RF Connector and Cables Assembly segment as it represented only a small portion and had similar economic characteristics of the overall segment. During Fiscal Year 2008, the BioConnect division met one of the quantitative threshold required for separate segment reporting. Prior year’s information has been revised to conform with the current year’s presentation.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31
	2009	2008

United States	$2,773,233	$3,167,140
Foreign countries:
Israel	512,149	225,134
All other	297,201	434,292

	$3,582,583	$3,826,566

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended January 31, 2009 and 2008 are as follows:

2009	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
Net sales	$3,128,257	$273,157	$181,169			$3,582,583
Income (loss) before provision for income taxes	300,348	(15,795)	(143,384)		$82,348	223,517
Depreciation and amortization	52,090	3,421	6,909			62,420
207 2008
Net sales	$3,277,369	202,404	$346,793	$		$3,826,566
Income (loss) before provision for income taxes	338,626	(16,420)	(55,068)		69,706	336,844
Depreciation and amortization	53,981	5,571	9,351			68,903

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three months ended January 31, 2009 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6.4%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of January 31, 2009, the Company estimated that its effective annual tax rate for the year ending October 31, 2009 will be approximately 39.3%, which is above the expected statutory rate primarily due to state income taxes, net of federal benefit.

The provision for income taxes during the first quarter of 2009 was $61,078 (or an effective tax rate of approximately 27%), compared to $154,603 in the fiscal quarter ended January 31, 2008 (or an effective tax rate of approximately 46%). The significant decrease in the tax rate in the first fiscal quarter of 2009 is the result of the Company recognized a one time tax benefit of approximately $32,000 that related to a domestic product activity adjustment. Without this adjustment, the effective tax rate for the three months ended January 31, 2009 would have been closer to the projected effective rate of 39.3% for fiscal 2009.

Note 9 - Dividend Declaration

On December 15, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share.  The dividend date of record was December 31, 2008 and the dividend, totaling $94,780, was paid to the stockholders on January 15, 2009.

Note 10 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	January 31, 2009	October 31, 2008
Intangible assets
Non-compete agreement	$120,000	$120,000
Accumulated amortization	(120,000)	(120,000)
	—	—

Software	47,522	47,522
Accumulated amortization	(19,801)	(15,841)
	27,721	31,681

Customer List	33,945	33,945
Accumulated amortization	(14,144)	(11,315)
	19,801	22,630

Totals	$47,522	$54,311

Note 11 – Related party transactions:

The note receivable from stockholder of $66,980 at January 31, 2009 and October 31, 2008 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by a lien on certain personal property. During the three months ended January 31, 2009 and January 31, 2008, $4,019 of interest was paid.

Note 12 – Repurchase and retirement of treasury stock:

In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. The repurchases were to be made from time to time in the open market transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.  During the three months ended January 31, 2009, the Company repurchased 100,000 shares of its common stock in accordance with this plan for $498,510.  In addition to the Rule 10b-18 public repurchase program, the Company also repurchased 50,000 shares in a private transaction during the three months ended January 31, 2009 for $206,500.

Note 13 – Subsequent Events:

In February 2009, the Company repurchased an additional 19,521 shares of the Company’s common stock in the open market. The average price of the shares repurchased was $4.30 per share.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in its expectations.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis and Plan of Operation,” under the caption “Risk Factors,” and the audited financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2008 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company’s management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company’s significant accounting policies are summarized in Note 1 to the financial statements contained in its Annual Report on Form 10-K filed for the fiscal year ended October 31, 2008.

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 87% of the Company’s net sales during the three month period ended January 31, 2009, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of January 31, 2009, the amount of cash and cash equivalents was equal to $1,159,785 in the aggregate and the Company had $5,791,324 of investments in certificates of deposit.

•	As of January 31, 2009, the Company had $15,720,320 in current assets, and $960,256 in current liabilities.

•	As of January 31, 2009, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

The Company does not anticipate needing material additional capital equipment in the next twelve months as it purchased most of the necessary additions during the first quarter of fiscal 2009. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable or, if obtained, would be on favorable terms or conditions.

The Company recognized net income of $162,439 for the three months ended January 31, 2009.  However, because the Company used $213,466 to pay income taxes, $111,041 to further reduce its accounts payable, and $330,804 for prepaid expenses and deposits, which outlays were partially offset by increased collections of its accounts receivable and a decrease in its inventory levels, the Company had a negative cash outlay of $58,924 in operating activities during the three months ended January 31, 2009.  The Company liquidated $2,572,386 short term investments which consist mainly of Certificates of Deposit during the January 31, 2009 quarter and invested $1,500,000 of those funds in other Certificates of Deposit.  As a result of these investment activities, the Company realized $957,661 from investing activities.  During the fiscal quarter, the Company also used $799,790 of its funds to repurchase some of its outstanding common stock for a total of ($705,010) pursuant to the publicly announced stock repurchase program, and to pay dividends ($94,780).  As a result, the Company’s overall cash position increased by $98,947 during the three months ended January 31, 2009.

Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2008 decreased approximately 8%, or by $171,671 to $1,899,678 compared to the October 31, 2008 balance of $2,071,349. The decrease in accounts receivable is due to improved receivables management and collection efforts by the Company.

Inventories at January 31, 2009 decreased 3%, or $170,558 to $5,779,150 compared to $5,949,708 at October 31, 2008. The decrease in inventories is due to decreased sales during the three months ended January 31, 2008. We adjusted our inventory purchases to reflect the decrease in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $330,840 to $548,283 as of January 31, 2009, from $217,443 on October 31, 2008 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable at January 31, 2009 decreased $111,040 to $218,469 from $329,509 on October 31, 2008. The change in accounts payable is related to a decrease in sales and a decrease in the purchase of inventories during the current period.

Net cash provided by investing activities was $957,661 for the three months ended January 31, 2009 and was attributable to the purchase of $1,500,000 of available-for-sale securities, the sale of $2,572,386 of available-for-sale securities, and $114,725 of capital expenditures.

Net cash used in financing activities was $799,790 for the three months ended January 31, 2009, and was attributable to the purchase of $705,010 of treasury stock and $94,780 to pay cash dividends.

As of January 31, 2009, the Company had a total of $1,159,785 of cash and cash equivalents compared to a total of $1,060,838 of cash and cash equivalents as of October 31, 2008. However, the amount of short term investments in short-term investments decreased by $1,072,387 to $5,791,324 from $6,863,711 on October 31, 2008 due to certain of the Company’s Certificates of Deposit maturing. Collectively, the amount of cash and available-for-sale securities that the Company held on January 31, 2009 decreased by $973,440 from the amount held on October 31, 2008 due to the cash flows from operations and cash flows from investing activities during the fiscal quarter ended January 31, 2009. The Company had working capital of $14,760,064 and a current ratio of approximately 16:1.

Results Of Operations

Three Months Ended 2009 vs. Three Months Ended 2008

Net sales in the current fiscal quarter ended January 31, 2009, decreased 6%, or $243,983 to $3,582,583 from $3,826,566 in the comparable fiscal quarter of prior year, due to decreased sales of the Company’s connectors and radio modems. Sales decreased from the prior year’s period due to current negative economic conditions, which caused some of the Company’s distributors to carry lower inventory levels and in turn resulted in lower sales to these distributors in the first quarter of fiscal 2009.

The decrease in domestic sales was partially offset by increased foreign sales.  Foreign sales during the fiscal quarter ended January 31, 2009 increased by $149,924 to $809,350 compared to foreign sales of $659,426 during the fiscal quarter ended January 31, 2008. Foreign sales represented approximately 23% and 17% of the Company’s net sales during the fiscal quarters ended January 31, 2009 and 2008, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer in Israel.

The Company’s gross profit as a percentage of sales decreased 3% to 46% during the current fiscal quarter compared to 49% in the comparable fiscal quarter of prior year.  The Company operates in three segments.  Although the gross profit margin of the RF Connector and Cable Assembly segment decreased slightly (by 1%), the principal decreases in gross profits occurred in the RF Wireless segment and in the Bioconnect segment.  The gross profit margin of the RF Wireless segment decreased 18% to 29% compared with 47% in the prior comparable quarter.  This was due to a decrease in sales of wireless radio modems, which caused net sales to decrease by $165,624 to $181,169 from $346,793 in the prior comparable period.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment decreased by 12% to 10% compared with 22% in the prior comparable quarter.  This was due to an increase in sales of $70,753 from the prior comparable quarter offset by an increase of $89,808 in cost of goods sold from the prior comparable quarter. During the first quarter of fiscal 2009, the Company’s fixed component cost of labor was higher than in the prior comparable quarter of fiscal 2008, which caused a decrease in gross margins in its segments. The increase in sales was primarily attributable to increased sales to one customer, while the increase in cost of goods sold was due to the fact that manufacturing labor costs increased from prior comparable quarter.  Sales of the RF Connector and Cable assembly segment accounted for approximately 87% of the Company’s total sales and 81% of the total cost of goods sold in the current three month period, compared to 86% of the Company’s total sales and 83% of the total cost of goods sold in the comparable quarter of prior year.

Engineering expenses decreased 5%, or $16,666, to $255,726 from $272,392 in the comparable quarter of the prior year due to a decrease in contract labor and stock option expense.

Selling and general expenses decreased 6% or $82,752 to $1,248,791 from $1,331,543 in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses was due primarily to a decrease in accounting and legal fees and stock option expense from the comparable period in 2008 and to other cost cutting initiatives that the Company commenced implementing as a result of future market uncertainties.

Other income for the first quarter of 2009 increased $12,642 over the same period in the prior year due to higher investment interest income reflecting an increase in interest rates attributable to the mix of the Company’s investment portfolio.

As a result of the decrease in revenues and the decrease in gross profit as a percentage of sales, income before the provision for income taxes during the fiscal quarter ended January 31, 2009 decreased by $113,326 to $223,518. Income before provision for income taxes for the fiscal quarter ended January 31, 2008 was $336,844.

The provision for income taxes during the first quarter of 2009 was $61,078 (or an effective tax rate of approximately 27%), compared to $154,603 in the first quarter ended January 31, 2008 (or an effective tax rate of approximately 46%). The significant decrease in the tax rate in the first quarter of 2009 is the result of the Company recognized a one time tax benefit of approximately $32,000 that related to a domestic product activity adjustment. Without this adjustment, the effective tax rate for the three months ended January 31, 2009 would have been closer to the projected effective rate of 39.3% for fiscal 2009.

The combination of an overall decrease in sales compared to prior period, and a decrease in gross margins resulted in a $225,387 decrease in gross profits. The decrease in gross profits was offset slightly by decreases in engineering and selling and general expenses.  As a result, the Company’s operating income for the first fiscal quarter of 2009 decreased $125,969 to $141,169 from prior comparable quarter.  Operating income for the three months ended January 31, 2008 was $267,138. The decrease in operating income was partially offset by higher interest income and lower income taxes. Accordingly, net income for the fiscal quarter ended January 31, 2009 was $162,439 compared to $182,241 for the same period last year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.   Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report.

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K by including the following risk factor:

Difficult conditions in the global economy in general have affected our business and results of operations and these conditions are not expected to improve in the near future and may worsen.

A prolonged economic downturn, both in the U.S. and worldwide, may lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect the Company’s results of operations, financial condition and cash flows.  Slowing economic growth, particularly in the telecommunication and data communication and wireless communications industries that represent the Company’s largest target market, may adversely impact the demand for the Company’s products.  Although the Company’s results of operations have to date only been moderately affected by the factors noted above, if the current economic downturn continues or intensifies, the Company’s results could be more adversely affected in the future.  There could be a number of other follow-on effects from the credit crisis on the Company’s business, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.  In January 2009, the Company issued 7,407 shares of its common stock to Radiomobile, Inc. as additional consideration under an earn-out provision for the Radiomobile assets that the Company acquired in August 2007.    The foregoing securities were issued without the use of a placement agent or underwriter and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Repurchase of Securities.  In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. The repurchases were to be made from time to time in the open market transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.  In addition to the Rule 10b-18 public repurchase program, the Company also repurchased 50,000 shares in a private transaction.

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 1, 2008 through November 31, 2008	50,000	$4.96	50,000	$0
December 1, 2008 through December 31, 2008	100,000(1)	$4.57	50,000	$0
Total	150,000		100,000

(1)	In December of 2008, the Company purchased 50,000 shares of common stock in a privately negotiated transaction at a price of $4.13 per share.

Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.  Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release issued March 17, 2009

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: March 17, 2009	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: March 17, 2009	By:	/s/ James Doss
James Doss
Chief Financial Officer