Form 10-Q
period 2009-04-30
R F INDUSTRIES LTD
filed 2009-06-12
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

Commission file number:  0-13301

RF INDUSTRIES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Building 6000 San Diego, California	92126
(Address of principal executive offices)	(Zip Code)
(858) 549-6340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 1, 2009 was 2,876,439.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2009	October 31, 2008
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,140,215	$1,060,838
Certificates of deposit	5,580,592	6,315,864
Investments in available-for-sale securities		547,847
Trade accounts receivable, net of allowance for doubtful accounts of $48,921 and $46,775	1,877,681	2,071,349
Inventories	5,707,534	5,949,708
Other current assets	401,830	217,443
Deferred tax assets	542,100	542,100
TOTAL CURRENT ASSETS	15,249,952	16,705,149

Equipment and furnishings:
Equipment and tooling	2,339,518	2,205,525
Furniture and office equipment	389,446	377,286
	2,728,964	2,582,811
Less accumulated depreciation	2,131,293	2,016,951
TOTALS	597,671	565,860

Goodwill	347,091	347,091
Amortizable intangible asset, net	40,734	54,311
Note receivable from stockholder	66,980	66,980
Other assets	34,776	28,382
TOTAL ASSETS	$16,337,204	$17,767,773

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2009	October 31, 2008
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$203,571	$329,509
Accrued expenses	677,072	760,762
Income taxes payable	18,519	232,927
TOTAL CURRENT LIABILITIES	899,162	1,323,198

Deferred tax liabilities	105,700	105,700
Other long-term liabilities	235,045	217,185
TOTAL LIABILITIES	1,239,907	1,646,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 2,898,939 and 3,226,264 shares issued and outstanding	28,989	32,263
Additional paid-in capital	6,438,611	6,411,810
Retained earnings	8,629,697	9,677,617
TOTAL STOCKHOLDERS’ EQUITY	15,097,297	16,121,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,337,204	$17,767,773

See Notes to Condensed Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

Net sales	$3,524,716	$4,507,879	$7,107,299	$8,334,445

Cost of sales	1,802,049	2,147,264	3,738,946	4,102,757

Gross profit	1,722,667	2,360,615	3,368,353	4,231,688

Operating expenses:

Engineering	294,514	224,472	550,239	496,864

Selling and general	1,147,488	1,330,084	2,396,279	2,661,627

Totals	1,442,002	1,554,556	2,946,518	3,158,491

Operating income	280,665	806,059	421,835	1,073,197

Other income - interest	43,765	68,337	126,113	138,043

Income before provision for income taxes	324,430	874,396	547,948	1,211,240

Provision for income taxes	109,817	332,644	170,895	497,247

Net income	$214,613	$541,752	$377,053	$713,993

Basic earnings per share	$0.07	$0.16	$0.12	$0.22

Diluted earnings per share	$0.07	$0.15	$0.11	$0.19

Basic weighted average shares outstanding	2,962,620	3,292,801	3,042,660	3,292,144

Diluted weighted average shares outstanding	3,225,956	3,696,618	3,336,811	3,709,668

Dividends paid	$0	$196,460	$94,780	$196,460

See Notes to Condensed Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30
(UNAUDITED)

	2009	2008
OPERATING ACTIVITIES:
Net income	$377,053	$713,993
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense adjustment	4,956	(6,087)
Depreciation and amortization	132,747	138,404
Loss on disposal of equipment	4,827
Deferred income taxes		(29,400)
Stock-based compensation expense	77,210	268,310
Changes in operating assets and liabilities:
Trade accounts receivable	188,711	(47,643)
Inventories	242,174	(690,103)
Income taxes payable	(214,408)	67,823
Other current assets	(184,387)	(36,827)
Other long term assets	(6,394)	2,552
Accounts payable	(125,938)	191,830
Accrued expenses	(51,651)	289,967
Other long-term liabilities	17,860	17,471
Net cash provided by operating activities	462,760	880,290

INVESTING ACTIVITIES:

Purchases of short term investments	(2,117,184)	(5,957,797)
Sales of short term investments	3,400,303	5,730,000
Capital expenditures	(155,807)	(5,729)
Net cash provided by (used in) investing activities	1,127,312	(233,526)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	41,941
Purchases of treasury stock	(1,415,915)	-
Dividends paid	(94,780)	(196,460)
Net cash used in financing activities	(1,510,695)	(154,519)

Net increase (decrease) in cash and cash equivalents	79,377	(492,245)
Cash and cash equivalents, beginning of period	1,060,838	3,400,566

Cash and cash equivalents, end of period	$1,140,215	$3,892,811
Supplemental cash flow information:

Income taxes paid	$295,000	$450,000
Retirement of treasury stock	$1,415,915
Stock issuance related to contingent liability	$30,000

See Notes to Condensed Unaudited Financial Statements.

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2008 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2008 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2008 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six months period ended April 30, 2009, are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

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

In addition, on November 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our condensed financial position, results of operations or cash flows.

Note 3 - Components of inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	April 30, 2009	October 31, 2008

Raw materials and supplies	$1,602,502	$1,496,364
Work in process	9,120	31,131
Finished goods	4,124,614	4,502,890
Inventory reserve	(28,702)	(80,677)
Totals	$5,707,534	$5,949,708

Purchases of connector products from one major vendor in the six month period ended April 30, 2009 represented 22% compared to two major vendors who represented 22% and 13% of the total inventory purchases for the same period in 2008 respectively. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At April 30, 2009, the effects of the assumed exercise of options to purchase 407,699 shares of the Company’s common stock, at a price range of $3.95 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At April 30, 2008, the effects of the assumed exercise of options to purchase 305,001 shares of the Company’s common stock, at a price of $6.38 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008

Weighted average shares outstanding for basic net earnings per share	2,962,620	3,292,801	3,042,660	3,292,144

Add effects of potentially dilutive securities-assumed exercise of stock options	263,336	403,817	294,151	417,524

Weighted average shares for diluted net earnings per share	3,225,956	3,696,618	3,336,811	3,709,668

Note 5 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Non-qualified stock options granted during the quarter ended January 31, 2009 vest and are exercisable immediately and expire in five years from date of grant.  Options granted prior to fiscal 2008 were generally exercisable one year after the date of the grant and expire no more than ten years after date of grant. No options were granted during the quarter ended April 30, 2009. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the six months ended April 30, 2009 was estimated to be $1.32 using the Black-Scholes option pricing model with the following assumptions:

2009
Risk-free interest rate	1.01
Dividend yield	2.96%
Expected life of the option	2.5 years
Volatility factor	60.37%

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

Issuances of common stock by the Company

During the six months ended April 30, 2009, the Company issued 7,407 shares of common stock to the former owner of Radiomobile.  This transaction related to the Radiomobile Purchase Agreement earn-out contingency as more fully described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2009 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 1, 2008	1,067,041	$3.77
Options granted	16,000	$4.05
Options exercised	-	$-
Options canceled or expired	(22,210)	$6.08
Options outstanding at April 30, 2009	1,060,831	$3.72	5.14 years	$1,031,183
Options exercisable at April 30, 2009	853,648	$3.75	5.40 years	$949,483

As of April 30, 2009, $291,509 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 2.89 years.

Stock Option Expense

During the six-month ended April 30, 2009 and April 30, 2008, stock based compensation expense totaled $77,210 and $268,310 respectively. The three-month ended April 30, 2009 and April 30, 2008, stock based compensation expense totaled $27,564 and $128,329 respectively.

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 14% of the Company’s net sales for the three month period ended April 30, 2009, while two customers accounted for 13% and 10%  of net sales for the six-month period ended April 30, 2009. One customer accounted for approximately 17% and 16% of the Company’s net sales for the three and six-month period ended April 30, 2008. Although these customers have been on-going major customers of the Company continuously during the past eight and eleven years respectively, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits.

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

The RF Connector and Cable Assembly segment is comprised of three divisions, the Medical Cabling and Interconnector segment is comprised of one division while the RF Wireless segment is comprised of two divisions. The three divisions that meet the quantitative thresholds for segment reporting are Connector / Cable Assembly, Bioconnect and RF Neulink. Each of the other divisions aggregated into these segments that have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics and Worswick divisions into the RF Connector Cables Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment.  The Company had previously aggregated BioConnect within the RF Connector and Cables Assembly segment as it represented only a small portion and had similar economic characteristics of the overall segment. During Fiscal Year 2008, the BioConnect division met one of the quantitative threshold required for separate segment reporting. Prior year’s information has been revised to conform with the current year’s presentation.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2009 and 2008:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

United States	$2,979,452	$3,871,413	$5,753,749	$7,038,553
Foreign countries:
Israel	173,570	148,142	685,718	373,276
All other	371,694	488,324	667,832	922,616
	$3,524,716	$4,507,879	$7,107,299	$8,334,445

Net Sales, income (loss) before provision for income taxes and other related segment information for the three months ended April 31, 2009 and 2008 are as follows:

2009	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$2,936,842	$303,414	$284,460		$3,524,716
Income (loss) before provision for income taxes	441,659	(17,961)	(143,033)	$43,765	324,430
Depreciation and amortization	54,836	3,875	11,616		70,327
2008
Net sales	$3,330,459	428,562	$748,858		$4,507,879
Income (loss) before provision for income taxes	512,557	95,406	198,096	$68,337	874,396
Depreciation and amortization	46,454	5,571	7,677		59,702

 Net Sales, income (loss) before provision for income taxes and other related segment information for the six months ended April 31, 2009 and 2008 are as follows:

2009	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$6,065,099	$576,571	$465,629		$7,107,299
Income (loss) before provision for income taxes	742,008	(33,756)	(286,417)	$126,113	547,948
Depreciation and amortization	106,751	7,296	18,700		132,747
2008
Net sales	$6,607,828	$630,965	$1,095,652		$8,334,445
Income (loss) before provision for income taxes	851,183	78,986	143,028	$138,043	1,211,240
Depreciation and amortization	111,906	11,143	15,355		138,404

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three and six months ended April 30, 2009 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6.4%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of April 30, 2009, the Company estimated that its effective annual tax rate for the year ending October 31, 2009 will be approximately 38.5%, which is above the expected statutory rate primarily due to state income taxes, net of federal benefit.

The provision for income taxes during the six-month period ended April 30, 2009 was $170,895 (or an effective tax rate of approximately 31%), compared to $497,247 in the six-month period ended April 30, 2008 (or an effective tax rate of approximately 41%). The significant decrease in the tax rate in the six-month period ended April 30, 2009 is the result of the Company recognizing a one-time tax benefit of approximately $39,000 that related to a domestic product activity adjustment in the first quarter of current fiscal year. Without this adjustment, the effective tax rate for the six-months ended April 30, 2009 would have approximated the projected effective rate for fiscal 2009.

Note 9 - Dividend Declaration

On December 15, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share.  The dividend date of record was December 31, 2008 and the dividends were paid to stockholders on January 15, 2009.  However, in March 2009, the Company suspended its quarterly cash dividends in order to maximize resources available for acquisitions, new product development and the purchase of equipment to improve manufacturing efficiency.   Accordingly, no dividends were paid during the three month period ended April 30, 2009.

Note 10 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	April 30, 2009	October 31, 2008
Intangible assets
Non-compete agreement	$120,000	$120,000
Accumulated amortization	(120,000)	(120,000)
	—	—

Software	47,522	47,522
Accumulated amortization	(23,761)	(15,841)
	23,761	31,681

Customer List	33,945	33,945
Accumulated amortization	(16,972)	(11,315)
	16,973	22,630

Totals	$40,734	$54,311

Note 11 – Related party transactions:

The note receivable from stockholder of $66,980 at April 30, 2009 and October 31, 2008 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by a lien on certain personal property.  During the three and six months ended April 30, 2009 and 2008, $4,020 of interest was paid.

Note 12 – Repurchase and retirement of treasury stock:

In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. In February 2009, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 300,000 shares of the Company’s common stock. The repurchases were to be made from time to time in the open market transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.  During the six month period ended April 30, 2009, the Company repurchased 184,732 shares of its common stock in accordance with this plan for $804,415.  In addition to the Rule 10b-18 public repurchase program, the Company also repurchased 150,000 shares in private transactions during the six month period ended April 30, 2009 for $611,500.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 83% and 85% of the Company’s net sales during the three and six month periods ended April 30, 2009, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of April 30, 2009, the amount of cash and cash equivalents was equal to $1,140,215 in the aggregate and the Company had $5,580,592 of investments in certificates of deposit.

•	As of April 30, 2009, the Company had $15,249,952 in current assets, and $899,162 in current liabilities.

•	As of April 30, 2009, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company earned net income of $377,053 for the six months ended April 30, 2009.  The Company used $214,408 of cash to pay income taxes, $125,938 to further reduce its accounts payable and $184,387 for prepaid expenses and deposits, all of which further reduced the Company’s cash.  However, because the Company generated $242,174 by reducing its inventories and $188,711 from increased collections of its accounts receivable, the Company had a positive net cash flow of $462,760 from operating activities during the six months ended April 30, 2009.  The Company liquidated $3,400,303 of certificates of deposit during the six months ended April 30, 2009 and invested $2,117,184 of those funds in other certificates of deposit as well as purchased $155,807 of new assets.  As a result of these investing activities, the Company realized $1,127,312 of net cash from investing activities.  During the six month period, the Company also used $1,415,915 to repurchase shares of its outstanding common stock pursuant to the publicly announced stock repurchase program and used $94,780 to pay dividends in January 2009.  As a result of the $462,760 of net cash provided by its operating activities and the $1,127,312 of net cash provided by investing activities, the Company’s overall cash position increased by $79,377 during the six month period ended April 30, 2009 despite the use of $1,510,695 for financing activities.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2008 decreased approximately 9% or by $193,668 to $1,877,681 compared to the October 31, 2008 balance of $2,071,349. The decrease in accounts receivable is due to improved receivables management, tighter credit policies and increased collection efforts by the Company.

Inventories at April 30, 2009 decreased 4% or $242,174 to $5,707,534 compared to $5,949,708 at October 31, 2008. The decrease in inventories is the result of lower inventory purchases as the Company adjusted its inventory levels in anticipation of anticipated lower levels of sales in the near future.

Other current assets, including prepaid expenses and deposits, increased $184,387 to $401,830 as of April 30, 2009, from $217,443 on October 31, 2008 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable at April 30, 2009 decreased $125,938 to $203,571 from $329,509 on October 31, 2008. The change in accounts payable is related to a decrease in sales and a decrease in the purchase of inventories during the current period.

Net cash provided by investing activities was $1,127,312 for the six months ended April 30, 2009 and was attributable to the sale of $3,400,303 of certificates of deposit, which funds were partially reduces by the Company’ purchase of $2,117,184 of certificates of deposit securities and the use of $155,807 for capital expenditures.

Net cash used in financing activities was $1,510,695 for the six months ended April 30, 2009, and was attributable to the purchase of $1,415,915 of treasury stock and $94,780 to pay cash dividends.

As of April 30, 2009, the Company had a total of $1,140,215 of cash and cash equivalents compared to a total of $1,060,838 of cash and cash equivalents as of October 31, 2008. However, the amount of investments in available-for-sale securities decreased by $1,283,119 to $5,580,592 from $6,863,711 on October 31, 2008 due to certain of the Company’s certificates of deposit maturing. Collectively, the amount of cash, available-for-sale securities and certificates of deposit that the Company held on April 30, 2009 decreased by $1,203,742 from the amount held on October 31, 2008 due primarily to the use of $1,415,915 to repurchase and retire outstanding shares of common stock. As of April 30, 2009, the Company had working capital of $14,350,790 and a current ratio of approximately 17:1.

Results Of Operations

Three Months Ended April 30, 2009 vs. Three Months Ended April 30, 2008

Net sales in the current fiscal quarter ended April 30, 2009, decreased by 22%, or $983,163, to $3,524,716 from $4,507,879 in the comparable fiscal quarter of prior year, as a result of decreased sales in all three of the Company’s business segments.  The RF Connectors and Cable Assembly segment, the Company’s largest business unit, experienced a $394,000 decrease in sales during the April 30, 2009 fiscal quarter compared to the sales in the comparable quarter in 2008.  Sales at the Medical Cabling and Interconnector division decreased by $125,000, and sales at the RF Wireless division decreased by $464,000. Sales decreased in all of the business units compared to the prior year’s period due to current negative economic conditions, which has caused some of the Company’s distributors to carry lower inventory levels and in turn resulted in lower sales to these distributors in the second quarter of fiscal 2009.   The Company believes that the decrease in sales is the result of a general slowdown of economic activity as a result of the worldwide recession and financial crisis, and not due to any shift in demand for the Company’s products.

Foreign sales during the fiscal quarter ended April 30, 2009 decreased by $91,202 to $545,264 compared to foreign sales of $636,466 during the fiscal quarter ended April 30, 2008. Foreign sales represented approximately 15% and 14% of the Company’s net sales during the fiscal quarters ended April 30, 2009 and 2008, respectively. The decrease in foreign sales is primarily due to a decrease in cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales decreased 3% to 49% during the current fiscal quarter compared to 52% in the comparable fiscal quarter of prior year.  The Company operates in three segments.  Although the gross profit margin of the RF Connector and Cable Assembly segment decreased slightly (by 1%), the principal decreases in gross profits occurred in the RF Wireless segment and in the Bioconnect segment.  The gross profit margin of the RF Wireless segment decreased by 8% to 47% compared with 55% in the prior comparable quarter due to a decrease in sales of wireless radio modems (net sales decreased by $464,398 to $284,460 in the current period from $748,858 in the prior year’s comparable period). The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment. The gross profit margin of the Medical Cabling and Interconnector segment decreased by 17% to 22% compared with 39% in the prior comparable quarter.  This was due to a decrease in sales of $125,148 from the prior comparable quarter and a decrease of $22,838 in cost of goods sold from the prior comparable quarter. During the second quarter of fiscal 2009, the Company’s fixed component cost of labor was higher than in the prior comparable quarter of fiscal 2008, which caused a decrease in gross margins in its segments.  Sales of the RF Connector and Cable assembly segment accounted for approximately 83% of the Company’s total sales and 78% of the total cost of goods sold in the current three month period, compared to 74% of the Company’s total sales and 72% of the total cost of goods sold in the comparable quarter of prior year.

Engineering expenses increased 31%, or $70,042, to $294,514 from $224,472 in the comparable quarter of the prior year due to an increase in projects at the RF Wireless Division started in the second quarter of fiscal 2009, offset by lower contract labor and stock option expense.  The Company continues to invest in the development of new and improved products in its RF Wireless business segment.

Selling and general expenses decreased by 14% in the 2009 fiscal quarter to $1,147,488 from $1,330,084 in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses was due primarily to a decrease in accounting and legal fees and stock option expense from the comparable period in 2008 and to other cost cutting initiatives that the Company commenced implementing as a result of future market uncertainties.

Other income for the second quarter of 2009 decreased $24,572 compared to the same period in the prior year as a result of lower investment balances and lower rates of return.

As a result of the decrease in revenues and the decrease in gross profit as a percentage of sales, income before the provision for income taxes during the fiscal quarter ended April 30, 2009 decreased by $549,966 to $324,430. Income before provision for income taxes for the fiscal quarter ended April 30, 2008 was $874,396.

The provision for income taxes during the second fiscal quarter of 2009 was $109,817 (or a combined estimated Federal and state income tax rate of approximately 34%), compared to $332,644 in the fiscal quarter ended April 30, 2008 (or a combined estimated Federal and state income tax rate of approximately 38%). The 34% tax rate for the second quarter resulted from recording our expected annual tax rate of 38% (before the effects of a $39,000 expense reduction related to a domestic product activity).

The combination of an overall decrease in sales compared to prior period and a decrease in gross margins resulted in a $637,948 decrease in gross profits. The decrease in gross profits was offset slightly by decreases in selling and general expenses.  As a result, the Company’s operating income for the first fiscal quarter of 2009 decreased by $525,394 to $280,665 from prior comparable quarter of 2008.  Operating income for the three months ended April 30, 2008 was $806,059. The decrease in operating income was partially offset by lower income taxes. Accordingly, net income for the fiscal quarter ended April 30, 2009 was $214,613 compared to $541,752 for the same quarterly period last year.

Six Months Ended April 30, 2009 vs. Six Months Ended April 30, 2008

Net sales in the six months ended April 30, 2009, decreased 15%, or $1,227,146 to $7,107,299 from $8,334,445 in the comparable fiscal quarter of prior year, due to decreased sales of the Company’s connectors and radio modems. Sales decreased during the six month period ended April 30, 2009 from the prior year’s period due lower sales in all three of the Company’s business segments as a result of the current negative economic conditions, which caused some of the Company’s distributors to carry lower inventory levels and in turn resulted in lower sales to these distributors.  The largest decreases in sales occurred in the RF Wireless segment, whose sales decreased by $630,000 in the six-months ended April 30, 2009.  Sales of RF Wireless products in the six-month period of 2008 reflected revenues from a large sales order of wireless transponders from the US Military. The RF Connector and Cable Assembly segment also had a significant decrease in net sales during the 2009 fiscal period (a decrease of $542,000), which decrease is attributable to a general industry wide slowdown due to the worldwide recession.

The decrease in domestic sales during the six-months ended April 30, 2009 was partially offset by increased foreign sales.  Foreign sales during the six-month period ended April 30, 2009 increased by $57,658 to $1,353,550 compared to foreign sales of $1,295,892 during the six-month period ended April 30, 2008.  Foreign sales represented approximately 19% and 16% of the Company’s net sales during the six-month period ended April 30, 2009 and 2008, respectively. The increase in foreign sales is primarily due to cable assembly sales to one major international customer in Israel.

The Company’s gross profit as a percentage of sales decreased 4% to 47% during the six-month period ended April 30, 2009 compared to 51% in the comparable six-month period of prior year.  The Company operates in three segments. Although the gross profit margin of the RF Connector and Cable Assembly segment decreased slightly (by 1%), the principal decreases in gross profits occurred in the RF Wireless segment and in the Bioconnect segment.  The gross profit margin of the RF Wireless segment decreased 13% to 40% compared with 53% in the prior comparable six-month period ended. This was due to a decrease in sales of wireless radio modems, which caused net sales to decrease by $630,023 to $465,629 from $1,095,652 in the prior comparable period.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment decreased by 18% to 16% compared with 34% in the prior comparable quarter.  This was due to a decrease in sales of $54,394 from the prior comparable quarter coupled with an increase of $66,970 in cost of goods sold from the prior comparable quarter. During the six-month period ended April 30, 2009, the Company’s fixed component cost of labor was higher than in the prior comparable period of fiscal 2008, which caused a decrease in gross margins in its segments. Sales of the RF Connector and Cable assembly segment accounted for approximately 85% of the Company’s total sales and 80% of the total cost of goods sold in the current six-month period, compared to 79% of the Company’s total sales and 77% of the total cost of goods sold in the comparable six-month period of prior year.

Engineering expenses increased 11% or $53,375 to $550,239 from $496,864 in the comparable six-month period of the prior year due to increased investment in the development of products for the RF Wireless segment.

Selling and general expenses decreased 10% or $265,348 to $2,396,279 from $2,661,627 in the comparable six-month period of the prior year. The decrease in selling and general expenses was due primarily to a decrease in accounting and legal fees and stock option expense from the comparable period in 2008 and to other cost cutting initiatives that the Company commenced implementing as a result of future market uncertainties.

Other income for the six months ended April 30, 2009 decreased $11,930 compared with the same six-month period of the prior year due to lower rates of return on the Company’s investment portfolio and also lower investment balances compared with prior period.

As a result of the decrease in revenues, the decrease in gross profit as a percentage of sales and the increase in engineering expenses, income before provision for income taxes during the six months ended April 30, 2009 decreased by 55% or $663,292 to $547,948 from $1,211,240 in the comparable six-month period of the prior year.

The provision for income taxes during the six months ended April, 30 2009 was $170,895 (or a combined estimated Federal and state income tax rate of approximately 31%), compared to $497,247 in the six months ended April 30, 2008 (or a combined estimated Federal and state income tax rate of approximately 41%). The 10% decrease in the tax rate in the six-month period of fiscal year 2009 compared to the prior year comparable period is the result of the company recognized a one time tax benefit of approximately $39,000 related to a domestic product activity. Without this adjustment, the effective tax rate would have approximated the projected rate for fiscal 2009.

The combination of an overall decrease in sales compared to prior period and a decrease in gross margins resulted in a $863,335 decrease in gross profits. The decrease in gross profits was offset slightly by decreases in selling and general expenses.  As a result, the Company’s operating income for the six months ended April 30, 2009 decreased $651,362 to $421,835 from prior comparable six-month period.  The decrease in operating income was partially offset by lower income taxes. Accordingly, net income for the fiscal quarter ended April 30, 2009 was $377,053 compared to $713,993 for the same period last year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.  In April  2009, the Company issued 7,407 shares of its common stock to Radiomobile, Inc. as additional consideration under an earn-out provision for the Radiomobile assets that the Company acquired in August 2007.    The foregoing securities were issued without the use of a placement agent or underwriter and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Repurchase of Securities.  In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. In February 2009, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 300,000 shares of the Company’s common stock. The repurchases may be made from time to time in the open market transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.  In addition to the Rule 10b-18 public repurchase program, the Company also repurchased 100,000 shares in private transactions during the three-month period ended April 30, 2009.

Period:	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

February 1, 2009 through February 28, 2009	119,521	(1)	$4.09	19,521	$0
March 1, 2009 through March 31, 2009	19,701		$3.83	19,701	$0
April 1, 2009 through April 30, 2009	45,510		$3.22	45,510	$0
Totals	184,732			84,732

(1)	In February of 2009, the Company purchased 100,000 shares of common stock in a privately negotiated transaction at a price of $4.05 per share.

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

RF INDUSTRIES, LTD.

Dated: June 12, 2009	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: June 12, 2009	By:	/s/ James Doss
James Doss
Chief Financial Officer