Form 10-Q
period 2009-07-31
R F INDUSTRIES LTD
filed 2009-09-14
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 1, 2009 was 2,849,253.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2009	October 31, 2008
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,492,045	$1,060,838
Certificates of deposit	4,502,074	6,315,864
Investments in available-for-sale securities	-	547,847
Trade accounts receivable, net of allowance for doubtful accounts of $60,497 and $46,775	1,867,253	2,071,349
Inventories	5,299,080	5,949,708
Other current assets	509,048	217,443
Income tax receivable	96,806	-
Deferred tax assets	542,100	542,100
TOTAL CURRENT ASSETS	15,308,406	16,705,149

Equipment and furnishings:
Equipment and tooling	2,341,455	2,205,525
Furniture and office equipment	390,106	377,286
	2,731,561	2,582,811
Less accumulated depreciation	2,185,930	2,016,951
TOTALS	545,631	565,860

Goodwill	137,328	347,091
Amortizable intangible assets, net	33,945	54,311
Note receivable from stockholder	66,980	66,980
Other assets	28,776	28,382
TOTAL ASSETS	$16,121,066	$17,767,773

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2009	October 31, 2008
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$234,180	$329,509
Accrued expenses	542,701	760,762
Income taxes payable	-	232,927
TOTAL CURRENT LIABILITIES	776,881	1,323,198

Deferred tax liabilities	105,700	105,700
Other long-term liabilities	274,231	217,185
TOTAL LIABILITIES	1,156,812	1,646,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 2,849,253 and 3,226,264 shares issued and outstanding	28,493	32,263
Additional paid-in capital	6,474,262	6,411,810
Retained earnings	8,461,499	9,677,617
TOTAL STOCKHOLDERS’ EQUITY	14,964,254	16,121,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,121,066	$17,767,773

See Notes to Condensed Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

Net sales	$3,294,290	$4,667,638	$10,401,589	$13,002,083

Cost of sales	1,670,358	2,351,721	5,409,304	6,454,478

Gross profit	1,623,932	2,315,917	4,992,285	6,547,605

Operating expenses:

Engineering	255,682	278,600	805,921	775,463

Selling and general	1,339,847	1,381,549	3,736,126	4,043,177

Totals	1,595,529	1,660,149	4,542,047	4,818,640

Operating income	28,403	655,768	450,238	1,728,965

Other income - interest	22,764	40,768	148,877	178,811

Income before provision for income taxes	51,167	696,536	599,115	1,907,776

Provision for income taxes	40,590	296,824	211,485	794,071

Net income	$10,577	$399,712	$387,630	$1,113,705

Basic earnings per share	$0.00	$0.12	$0.13	$0.34

Diluted earnings per share	$0.00	$0.11	$0.12	$0.30

Basic weighted average shares outstanding	2,869,928	3,298,345	2,985,083	3,294,219

Diluted weighted average shares outstanding	3,161,904	3,741,111	3,278,509	3,720,346

Dividends paid	$0	$98,723	$94,780	$295,183

See Notes to Condensed Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31
(UNAUDITED)

	2009	2008
OPERATING ACTIVITIES:
Net income	$387,630	$1,113,705
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense adjustment	13,722	(3,615)
Depreciation and amortization	194,171	152,751
Goodwill impairment	209,763
Loss on disposal of equipment	4,827
Deferred income taxes		(9,900)
Stock-based compensation expense	124,786	405,073
Changes in operating assets and liabilities:
Trade accounts receivable	190,374	(104,356)
Inventories	650,628	(1,134,924)
Income taxes payable/receivable	(329,733)	(225,127)
Other current assets	(291,605)	(52,402)
Other long-term assets	(394)
Accounts payable	(95,329)	50,234
Accrued expenses	(183,983)	516,956
Other long-term liabilities	57,046	16,207
Net cash provided by operating activities	931,903	724,602

INVESTING ACTIVITIES:

Purchases of short-term investments and certificates of deposit	(2,117,184)	(8,691,635)
Proceeds from sales of short-term investments and certificates of deposit	4,478,821	6,821,000
Capital expenditures	(158,403)	(251,528)
Net cash provided by (used in) investing activities	2,203,234	(2,122,163)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options		114,305
Purchases of treasury stock	(1,609,150)
Dividends paid	(94,780)	(295,183)
Net cash used in financing activities	(1,703,930)	(180,878)

Net increase (decrease) in cash and cash equivalents	1,431,207	(1,578,439)
Cash and cash equivalents, beginning of period	1,060,838	3,400,566

Cash and cash equivalents, end of period	$2,492,045	$1,822,127

Supplemental cash flow information:

Income taxes paid	$550,000	$1,033,000
Retirement of treasury stock	$1,609,151
Stock issuance related to contingent liability	$30,000

See Notes to Condensed Unaudited Financial Statements.

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2008 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2008 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2008 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. The Company has evaluated subsequent events through September 14, 2009, the date of filing for this Form 10-Q.

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

	July 31, 2009	October 31, 2008

Raw materials and supplies	$1,409,105	$1,496,364
Work in process	18,450	31,131
Finished goods	3,914,577	4,502,890
Inventory reserve	(43,052)	(80,677)

Totals	$5,299,080	$5,949,708

Purchases of connector products from one major vendor in the nine month period ended July 31, 2009 represented 23% compared to two major vendors who represented 21% and 11% of the total inventory purchases for the same period in 2008, respectively. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At July 31, 2009, the effects of the assumed exercise of options to purchase 391,439 shares of the Company’s common stock, at a price range of $3.95 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At July 31, 2008, the effects of the assumed exercise of options to purchase 229,196 shares of the Company’s common stock, at a price of $7.50 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31		Nine Months Ended July 31
	2009	2008	2009	2008

Weighted average shares outstanding for basic net earnings per share	2,869,928	3,298,345	2,985,083	3,294,219

Add effects of potentially dilutive securities-assumed exercise of stock options	291,976	442,766	293,426	426,127

Weighted average shares for diluted net earnings per share	3,161,904	3,741,111	3,278,509	3,720,346

Note 5 - Stock-based compensation and equity transactions

            The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Non-qualified stock options granted during the quarter ended July 31, 2009 vest and are exercisable immediately and expire in five years from date of grant.  Options granted prior to fiscal 2008 were generally exercisable one year after the date of the grant and expire no more than ten years after date of grant. Ten thousand options were granted during the quarter ended July 31, 2009. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the nine months ended July 31, 2009 was estimated to be $1.51 using the Black-Scholes option pricing model with the following assumptions:

2009
Risk-free interest rate	1.01%- 2.85%
Dividend yield	0%- 2.96%
Expected life of the option	2.5 - 5 years
Volatility factor	53.65%-60.37%

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

Issuances of common stock by the Company

During the nine months ended July 31, 2009, the Company issued 7,407 shares of common stock to the former owner of Radiomobile.  This transaction related to the Radiomobile Purchase Agreement earn-out contingency as more fully described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2009 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 1, 2008	1,067,041	$3.77
Options granted	26,000	4.01
Options exercised	-	-
Options canceled or expired	(28,690)	6.17
Options outstanding at July 31, 2009	1,064,351	$3.71	4.93 years	$1,649,046
Options exercisable at July 31, 2009	858,168	$3.73	5.19 years	$1,466,546

As of July 31, 2009, $262,162 of expense with respect to non-vested stock-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 2.67 years.

Stock Option Expense

During the nine-month ended July 31, 2009 and 2008, stock-based compensation expense totaled $124,786 and $405,073 respectively. The three-month ended July 31, 2009 and July 31, 2008, stock-based compensation expense totaled $47,576 and $136,763 respectively.

Note 6 - Concentration of Credit Risk

One customer accounted for approximately 21% of the Company’s net sales for the three month period ended July 31, 2009, while one customer accounted for 14% of net sales for the nine-month period ended July 31, 2009. One customer accounted for approximately16% of the Company’s net sales for the three and nine-month period ended July 31, 2008. Although these customers have been on-going major customers of the Company continuously during the past eight and eleven years respectively, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits.

Note 7 - Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).” Pursuant to the provisions of SFAS No. 131, the Company reports segment sales in the same form reviewed by the Company’s management chief decision maker (the “management approach”).

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2009 and 2008:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

United States	$2,890,715	$3,895,678	$8,622,873	$11,204,414
Foreign countries:
Israel	179,455	299,291	865,173	672,497
All other	224,120	472,669	913,543	1,125,172

	$3,294,290	$4,667,638	$10,401,589	$13,002,083

Net Sales, income (loss) before provision for income taxes and other related segment information for the three months ended July 31, 2009 and 2008 are as follows:

2009	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$2,765,914	$347,473	$180,903		$3,294,290
Income (loss) before provision for income taxes	313,462	46,528	(331,586)	$22,763	51,167
Depreciation, amortization and impairment	114,571	3,388	153,215		271,174

2008
Net sales	$3,697,842	$542,243	$427,553		$4,667,638
Income (loss) before provision for income taxes	604,935	109,858	(59,025)	$40,768	696,536
Depreciation and amortization	1,482	4,988	7,878		14,348

 Net Sales, income (loss) before provision for income taxes and other related segment information for the nine months ended July 31, 2009 and 2008 are as follows:

2009	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$8,831,013	$924,044	$646,532		$10,401,589
Income (loss) before provision for income taxes	1,057,046	12,772	(619,579)	$148,876	599,115
Depreciation, amortization and impairment	221,320	10,683	171,931		403,934

2008
Net sales	$10,305,670	$1,173,209	$1,523,204		$13,002,083
Income (loss) before provision for income taxes	1,456,121	188,852	84,002	$178,801	1,907,776
Depreciation and amortization	111,614	17,905	23,232		152,751

Note 8 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three and nine months ended July 31, 2009 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6.4%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of July 31, 2009, the Company estimated that its effective annual tax rate for the year ending October 31, 2009 will be approximately 35% excluding the effects of the one-time benefit recorded in the first quarter described below.

The provision for income taxes during the nine-month period ended July 31, 2009 was $211,485 (or an effective tax rate of approximately 35%), compared to $794,071 in the nine-month period ended July 31, 2008 (or an effective tax rate of approximately 42%). The decrease in the tax rate in the nine-month period ended July 31, 2009 is the result of the Company recognizing a one-time tax benefit of approximately $39,000 that related to a domestic product activity adjustment in the first quarter of current fiscal year. Without this adjustment, the effective tax rate for the nine-months ended July 31, 2009 would have approximated the projected effective rate for fiscal 2009.

Note 9 - Dividend Declaration

On December 15, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share.  The dividend date of record was December 31, 2008 and the dividends were paid to stockholders on January 15, 2009.  However, in March 2009, the Company suspended its quarterly cash dividends in order to maximize resources available for acquisitions, new product development and the purchase of equipment to improve manufacturing efficiency.   Accordingly, no dividends were paid during the three month periods ended July 31, 2009 and April 30, 2009.

Note 10 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	July 31, 2009	October 31, 2008
Intangible assets
Non-compete agreement	$120,000	$120,000
Accumulated amortization	(120,000)	(120,000)
	—	—

Software	47,522	47,522
Accumulated amortization	(27,721)	(15,841)
	19,801	31,681

Customer List	33,945	33,945
Accumulated amortization	(19,801)	(11,315)
	14,144	22,630

Totals	$33,945	$54,311

Note 11 - Goodwill impairment

We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. We also analyze whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived assets, and/or slower growth rates, among others.

We estimate the fair value of our reporting units using discounted expected future cash flows. If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our reporting units exceeds their fair value, we perform a second test to measure the amount of impairment loss, if any.

We performed extensive valuation analyses, utilizing an income approach in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units.

•
Income Approach: To determine its estimated fair value, we discount the expected cash flows of our reporting units. We estimate our future cash flows after considering current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before depreciation and amortization in the final year of our model, adjust it to estimate a normalized cash flow, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

Due to current negative effects of the global recession and related triggers, during the third quarter of 2009, the Company experienced a significant decrease in sales in general, and at the Radiomobile and Worswick divisions in particular. The sales generated by these divisions were significantly lower than expected and the expected third quarter improvements did not occur. As such, triggers were evident at these two divisions in the third quarter of 2009 and management performed a goodwill impairment review. Prior to management’s review, the Company had a total of $347,091 of goodwill of which $137,328 was allocated to the acquisition of the Aviel division and the balance was allocated to the more recent acquisitions of the Radiomobile and Worswick businesses. As a result of its review, management recorded a goodwill impairment charge of $209,763 for the third quarter of fiscal 2009, which is included in selling and general expense in the statement of income. There were no such triggering events at the Aviel division and its goodwill was not affected.

Note 12 – Related party transactions:

The note receivable from stockholder of $66,980 at July 31, 2009 and October 31, 2008 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by a lien on certain personal property.  During the three and nine months ended July 31, 2009 and 2008, $4,020 of interest was paid.

Note 13 – Repurchase and retirement of treasury stock:

In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. In February 2009, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 300,000 shares of the Company’s common stock. The repurchases were to be made from time to time in the open market transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.  During the nine month period ended July 31, 2009, the Company repurchased 234,418 shares of its common stock in accordance with this plan for $997,651.  In addition to the Rule 10b-18 public repurchase program, the Company also repurchased 150,000 shares in private transactions during the nine month period ended July 31, 2009 for $611,500.

Note 14 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards, (“SFAS”), No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), a replacement to SFAS No. 162, “the Hierarchy of Generally Accepted Accounting Principles.” The FASB will become the source of authoritative accounting principles generally accepted in the United States of America, (“U.S. GAAP”), recognized by the FASB to be applied by nongovernmental entities, superseding all then-exiting non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We expect SFAS 168 will have an impact on our financial statement disclosures in that all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 requires new disclosure in financial statements of the date through which reporting entities have evaluated events or transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 requires public entities, including the Company, to evaluate subsequent events through the date that the financial statements are issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and shall be applied on a prospective basis. The adoption of SFAS 165 had no impact on our results of operation, financial position or cash flows.

In April 2009, the FASB issued three new FASB Staff Positions, (“FSP’s”), relating to fair value accounting; FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and FSP FAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These FSP’s impact certain aspects of fair value measurements, impairments of securities and related disclosures. The provisions of these FSP’s are effective for interim and annual periods ending after June 15, 2009. The adoption of these FSP’s had no impact on our condensed results of operations, financial position or cash flows.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 84% and 85% of the Company’s net sales during the three and nine month periods ended July 31, 2009 respectively, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of July 31, 2009, the amount of cash and cash equivalents was equal to $2,492,045 in the aggregate and the Company had $4,502,074 of investments in certificates of deposit.

•	As of July 31, 2009, the Company had $15,308,406 in current assets, and $776,881 in current liabilities.

•	As of July 31, 2009, the Company had no current or long-term outstanding indebtedness (other than accounts payable and accrued expenses).

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

The Company earned net income of $387,630 for the nine months ended July 31, 2009.  The Company used $450,000 of cash to pay income taxes, $95,329 to further reduce its accounts payable and $388,411 for prepaid expenses and deposits, all of which further reduced the Company’s cash.  However, because the Company generated $650,628 by reducing its inventories and $190,374 from increased collections of its accounts receivable, the Company had a positive net cash flow of $931,903from operating activities during the nine months ended July 31, 2009.  Also, during the nine months ended July 31, 2009, the Company liquidated $4,478,821 of certificates of deposit, invested $2,117,184 of those funds in other certificates of deposit, and purchased $158,403 of new assets.  As a result of these investing activities, the Company realized $2,203,234 of net cash from investing activities.  During the nine month period, the Company also used $1,609,151 to repurchase shares of its outstanding common stock pursuant to the publicly announced stock repurchase program and used $94,780 to pay dividends in January 2009.  As a result of the $931,903 of net cash provided by its operating activities and the $2,203,234 of net cash provided by investing activities, the Company’s overall cash position increased by $1,431,207 during the nine month period ended July 31, 2009 despite the use of $1,703,931 for financing activities.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2009 decreased approximately 10% or by $204,096 to $1,867,253 compared to the October 31, 2008 balance of $2,071,349. The decrease in accounts receivable is due to improved receivables management, tighter credit policies, increased collection efforts by the Company and lower sales.

Inventories at July 31, 2009 decreased 11% or $650,628 to $5,299,080 compared to $5,949,708 at October 31, 2008. The decrease in inventories is the result of lower inventory purchases as the Company adjusted its inventory levels in anticipation of anticipated lower levels of sales in the near future. In addition, because of the uncertain future global economic and financial conditions, the Company took efforts to lower its inventory balances including restocking inventories at slightly lower levels compared to prior periods.

Other current assets, including prepaid expenses and deposits, increased $388,411 to $605,854 as of July 31, 2009, from $217,443 on October 31, 2008 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable at July 31, 2009 decreased $95,329 to $234,180 from $329,509 on October 31, 2008. The change in accounts payable is related to a decrease in sales and a decrease in the purchase of inventories during the current period.

Net cash provided by investing activities was $2,203,234 for the nine months ended July 31, 2009 and was attributable to the sale of $4,478,821 of certificates of deposit, which funds were partially reduces by the Company’ purchase of $2,117,184 of certificates of deposit securities and the use of $158,403for capital expenditures.

Net cash used in financing activities was $1,703,931 for the nine months ended July 31, 2009, and was attributable to the purchase of $1,609,151 of treasury stock and $94,780 to pay cash dividends.

As of July 31, 2009, the Company had a total of $2,492,045 of cash and cash equivalents compared to a total of $1,060,838 of cash and cash equivalents as of October 31, 2008. However, the amount of investments in available-for-sale securities decreased by $2,361,637 to $4,502,074 from $6,863,711 on October 31, 2008 due to certain of the Company’s certificates of deposit maturing. Collectively, the amount of cash, available-for-sale securities and certificates of deposit that the Company held on July 31, 2009 decreased by $930,430 from the amount held on October 31, 2008 due primarily to the use of $1,609,151 to repurchase and retire outstanding shares of common stock. As of July 31, 2009, the Company had working capital of $14,531,525 and a current ratio of approximately 20:1.

Results Of Operations

Three Months Ended July 31, 2009 vs. Three Months Ended July 31, 2008

Net sales in the current fiscal quarter ended July 31, 2009, decreased by 29%, or $1,373,348, to $3,294,290 from $4,667,638 in the comparable fiscal quarter of prior year, as a result of decreased sales in all three of the Company’s business segments.  The RF Connectors and Cable Assembly segment, the Company’s largest business unit, experienced a $931,928 decrease in sales during the July 31, 2009 fiscal quarter compared to the sales in the comparable quarter in 2008.  Sales at the Medical Cabling and Interconnector segment decreased by $194,770 while sales at the RF Wireless segment decreased by $246,649. Sales decreased in all segments compared to the same prior year period due to current weak economic conditions, which has caused some of the Company’s distributors to carry lower inventory levels and in turn resulted in lower sales to these distributors in the second quarter of fiscal 2009.   The Company believes that the decrease in sales is the result of a general slowdown of economic activity as a result of the worldwide recession and financial crisis, and not due to any shift in demand for the Company’s products.

Foreign sales during the fiscal quarter ended July 31, 2009 decreased by $368,385 to $403,575 compared to foreign sales of $771,960 during the fiscal quarter ended July 31, 2008. Foreign sales represented approximately 12% and 17% of the Company’s net sales during the fiscal quarters ended July 31, 2009 and 2008, respectively. The decrease in foreign sales is primarily due to a decrease in cable assembly sales to one major international customer.

The Company’s gross profit as a percentage of sales decreased slightly to 49% during the current fiscal quarter compared to the fiscal quarter of prior year.  The Company operates in three segments.  While the gross profit margin of the RF Connector and Cable Assembly segment remained consistent at 53% with that of the prior year’s three month ended period, decreases in gross profits occurred in the RF Wireless segment and in the Medical Cabling and Interconnector segment.  The gross profit margin of the RF Wireless segment decreased by 13% to 27% compared with 40% in the prior comparable quarter due to a decrease in sales of wireless radio modems. The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment. The gross profit margin of the Medical Cabling and Interconnector segment decreased by 5% to 31% compared with 36% in the prior comparable quarter.  This was due to a decrease in sales of $194,770 from the prior comparable quarter and a decrease of $106,928 in cost of goods sold from the prior comparable quarter. During the third quarter of fiscal 2009, the Company’s fixed component cost of labor was higher than in the prior comparable quarter of fiscal 2008, which caused a decrease in gross margins in its segments.  Sales of the RF Connector and Cable assembly segment accounted for approximately 84% of the Company’s total sales and 78% of the total cost of goods sold in the current three month period, compared to 79% of the Company’s total sales and 74% of the total cost of goods sold in the comparable quarter of prior year.

Engineering expenses decreased 8%, or $22,918, to $255,682 from $278,600 in the comparable quarter of the prior year due to decrease in projects at the RF Wireless segment started in the second quarter of fiscal 2009.  Notwithstanding the decrease in engineering expenses, the Company intends to continue to invest in the development of new and improved products in its RF Wireless business segment.

Selling and general expenses decreased by 3% in the 2009 fiscal quarter to $1,339,847 from $1,381,549 in the comparable quarter of the prior fiscal year. Excluding a non-cash impairment charge of $209,763 recorded during the fiscal quarter ended July 31, 2009, the selling and general expenses for the July 31, 2009 fiscal quarter decreased by 18% compared to comparable 2008 fiscal quarter. The decrease in selling and general expenses was due primarily to a decrease in accounting and legal fees and stock option expense from the comparable period in 2008 and to other cost cutting initiatives that the Company commenced implementing as a result of future market uncertainties.  These decreases were partially offset by the recognition of $209,763 in total impairment charges relating to the Radiomobile and Worswick division’s goodwill balances determined by management to be fully impaired as of July 31, 2009.

Other income for the third quarter of 2009 decreased $18,004 compared to the same period in the prior year as a result of lower investment balances and lower rates of return.

As a result of the decrease in revenues and the decrease in gross profit as a percentage of sales, income before the provision for income taxes during the fiscal quarter ended July 31, 2009 decreased by $645,369 to $51,167. Income before provision for income taxes for the fiscal quarter ended July 30, 2008 was $696,536.

The provision for income taxes during the third fiscal quarter of 2009 was $40,590 (or a combined estimated Federal and state income tax rate of approximately 37%), compared to $296,824 in the fiscal quarter ended July 31, 2008 (or a combined estimated Federal and state income tax rate of approximately 43%). The 79% tax rate for the third quarter resulted from recording our expected annual tax rate of approximately 38% (before the effects of a $39,000 expense reduction related to a domestic product activity). The rate was unusually high as pretax income was low for the quarter.

The combination of an overall decrease in sales compared to prior period and a decrease in gross margins resulted in a $691,985 decrease in gross profits. Although the decrease in gross profits was partially offset by decreases in selling and general expenses, the Company’s operating income for the third fiscal quarter of 2009 decreased from $655,768 to $28,403 in the 2009 period. The decrease in operating income was partially offset by lower income taxes. Accordingly, net income for the fiscal quarter ended July 31, 2009 was $10,577 compared to net income of $399,712 for the comparable period of prior year.

Nine Months Ended July 31, 2009 vs. Nine Months Ended July 31, 2008

Net sales in the nine months ended July 31, 2009, decreased 20%, or $2,600,494 to $10,401,589 from $13,002,083 in the comparable fiscal quarter of prior year, due to decreased sales of the Company’s connectors and radio modems. Sales decreased during the nine month period ended July 31, 2009 from the prior year’s period due to lower sales in all three of the Company’s business segments as a result of the current weak economic conditions, which caused some of the Company’s distributors to carry lower inventory levels and in turn resulted in lower sales to these distributors.  The largest decreases in sales as a percentage of sales occurred in the RF Wireless segment, whose sales decreased by $876,671 (or 58%) in the nine-months ended July 31, 2009.  Sales of RF Wireless products in the 2008 nine-month period reflected revenues from a large sales order of wireless transponders from the US Military, which order was substantially filled during the 2008 period. The RF Connector and Cable Assembly segment also had a significant decrease in net sales during the 2009 fiscal period (a decrease of $1,474,657 or 14%), which was attributable to a general industry wide slowdown due to the worldwide recession.

Foreign sales during the nine-month period ended July 31, 2009 decreased by $18,593 to $1,778,716 compared to foreign sales of $1,797,669 during the nine-month period ended July 31, 2008.  Foreign sales represented approximately 17% and 14% of the Company’s net sales during the nine-month period ended July 31, 2009 and 2008, respectively.

The Company’s gross profit as a percentage of sales decreased 2% to 48% during the nine-month period ended July 31, 2009 compared to 50% in the comparable nine-month period of prior year.  The Company operates in three segments. While the gross profit margin of the RF Connector and Cable Assembly segment remained consistent at 52% with that of the prior comparable nine-month period ended, decreases in gross profits occurred in the RF Wireless segment and in the Medical Cabling and Interconnector segment.  The gross profit margin of the RF Wireless segment decreased 13% to 36% compared with 49% in the prior comparable nine-month period ended. This was due to a decrease in sales of wireless radio modems, which caused net sales to decrease by $876,671 to $646,533 from $1,523,204 in the prior comparable period.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment decreased by 14% to 21% compared with 35% in the prior comparable quarter.  This was due to a decrease in sales of $249,165 from the prior comparable nine months ended coupled with a decrease of $39,958 in cost of goods sold from the prior comparable quarter. During the nine-month period ended July 31, 2009, the Company’s fixed component cost of labor was higher than in the prior comparable period of fiscal 2008, which caused a decrease in gross margins in its segments. Sales of the RF Connector and Cable assembly segment accounted for approximately 85% of the Company’s total sales and 79% of the total cost of goods sold in the current nine-month period, compared to 79% of the Company’s total sales and 76% of the total cost of goods sold in the comparable nine-month period of prior year.

Engineering expenses increased 4% or $30,458 to $805,921 from $775,463 in the comparable nine-month period of the prior year due to increased investment in the development of products for the RF Wireless segment.

Selling and general expenses decreased 8% or $307,051 to $3,736,126 from $4,043,177 in the comparable nine-month period of the prior year. The decrease in selling and general expenses was due primarily to a decrease in accounting and legal fees and stock option expense from the comparable period in 2008 and to other cost cutting initiatives that the Company commenced implementing as a result of future market uncertainties.  These decreases were partially offset by a goodwill impairment relating to the Radiomobile and Worswick divisions in the amount of $209,763 as management determined these balances to be fully impaired during the third quarter of fiscal 2009.

Other income for the nine months ended July 31, 2009 decreased $29,934 compared with the same nine-month period of the prior year due to lower rates of return on the Company’s investment portfolio and also lower investment balances compared with prior period.

As a result of the decrease in revenues, the decrease in gross profit as a percentage of sales and the increase in engineering expenses, income before provision for income taxes during the nine months ended July 31, 2009 decreased by 69% or $1,308,661 to $599,115 from $1,907,776 in the comparable nine-month period of the prior year.

The provision for income taxes during the nine months ended July, 31 2009 was $211,485 (or a combined estimated Federal and state income tax rate of approximately 35%), compared to $794,071 in the nine months ended July 31, 2008 (or a combined estimated Federal and state income tax rate of approximately 42%). The decrease in the tax rate in the nine-month period of fiscal year 2009 compared to the prior year comparable period is the result of a one-time tax benefit of approximately $39,000 related to a domestic product activity. Without this adjustment, the effective tax rate would have approximated the projected rate for fiscal 2009.

The combination of an overall decrease in sales compared to prior period and a decrease in gross margins resulted in a $1,555,320 decrease in gross profits. Although the decrease in gross profits was offset slightly by decreases in selling and general expenses, the Company’s operating income for the nine months ended July 31, 2009 decreased by $1,278,727 to $450,238 from the prior comparable nine-month period.  The decrease in operating income was partially offset by lower income taxes. Accordingly, net income for the nine month period ended July 31, 2009 was $387,630 compared to $1,113,705 for the same period last year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2009.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchase of Securities.  In September 2008, the Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 100,000 shares of the Company’s common stock.  In October 2008, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 100,000 shares of the Company’s common stock. In February 2009, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to an additional 300,000 shares of the Company’s common stock. The repurchases may be made from time to time in the open market transactions in compliance with the Securities Exchange Act of 1934, or the Exchange Act, Rule 10b-18.  In addition to the Rule 10b-18 public repurchase program, the Company also repurchased 100,000 and 50,000 shares in private transactions during the three-month periods ended April 30, 2009 and January 31, 2009 respectively.

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2009 through May 31, 2009	24,480	$3.75	24,480	$0
June 1, 2009 through June 30, 2009	13,641	$4.03	13,641	$0
July 1, 2009 through July 31, 2009	11,565	$4.07	11,565	$0

Totals	49,686		49,686

Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 5, 2009, the Company held the annual meeting of its shareholders.  At the meeting, the holders of the Company’s outstanding common stock acted on the following matters:

A. Total shares voted…………………………………………………2,073,636

(1)	The shareholders voted for six directors, each to serve for a term of one year and until his successor is elected. Each nominee received the following votes:

(1) Name of Nominee	Votes For	Votes Withheld
John R. Ehret	1,984,058	89,578
Marvin H. Fink	1,932,558	141,078
Howard F. Hill	1,809,217	264,419
Robert Jacobs	1,755,117	318,519
Linde Kester	1,984,058	89,578
William L. Reynolds	1,984,058	89,578

(2)	To ratify the selection of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009. Votes cast were as follows:

For	Against	Abstain
1,952,451	96,850	24,335

Item 5.  Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated September 14, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: September 14 , 2009	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: September 14 , 2009	By:	/s/ James Doss
James Doss
Chief Financial Officer