Form 10-K
period 2009-10-31
R F INDUSTRIES LTD
filed 2010-01-29
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number 0-13301

RF INDUSTRIES, LTD.
(Name of registrant as specified in its charter)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,722,364.

On January 19, 2010, the Registrant had 2,850,928 outstanding shares of Common Stock, $.01 par value.

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

PART I

ITEM 1.              BUSINESS

General

RF Industries, Ltd. (hereinafter the “Company”) is a provider of interconnect products and systems for radio frequency (RF) communications devices and wireless digital transmission systems.  For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following six related divisions: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) the Worswick Division sells coaxial and other connectors and cable assemblies primarily on a retail basis to local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (v) the Neulink Division is engaged in the design, manufacture and sales of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (vi) the RadioMobile Division is an original equipment manufacturer (OEM) provider of end-to-end mobile management solutions implemented over wireless networks that supplement the operations of the Company’s Neulink division.

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

The Company maintains an Internet website at http://www.rfindustries.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Operating Divisions

Connector and Cable Division  The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems.  Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s Connector and Cable Division typically carries over 1,200 connectors, adapters, tools, and assembly, test and measurements kits.  The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are more dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products.  Sales of the Company’s connectors and cable assemblies decreased in the fiscal year ended October 31, 2009 compared to the prior fiscal year as the economy and the overall market demand for our wireless products decreased.  However, the Company believes that sales of its connector and cable products will again increase if, and when, the overall demand for new wireless products increases.

Third party foreign manufacturers located in Asia manufacture a significant portion of the Company’s RF connectors for the Company. The Company also manufactures RF connectors (primarily specialty connectors) in its Las Vegas facility.

The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has during all of the recent fiscal years, generated the majority of the Company’s revenues.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company’s California facilities using state of the art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable products. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest source of revenues for the Company during the fiscal year ended October 31, 2009.

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

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products

The Company’s Connector and Cable Division designs and distributes coaxial connectors and coaxial cable assemblies for the numerous products, devices and instruments. Coaxial connectors have applications in commercial, industrial, automotive, scientific and military markets. The types of connectors offered by the RF Connector Division include 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations for both plugs and jacks. There are hundreds of applications for these connectors, some of which include digital applications, cellular and PCS telephones, Wi-Fi and broadband wireless applications, cellular and PCS infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets over 1,200 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit.    The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements, and adapter needs.

The Connector Division  designs and sells a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, R&D technicians and engineers. The Company also designs and now offers some of its own tools, which differ from those offered elsewhere in the market. These tools are manufactured for the Company by outside contractors. Tool products are carried as an accommodation to the Company’s customers and have not materially contributed to the Company’s revenues.

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

Worswick Products

Worswick sells coaxial connectors and cable assemblies for numerous multi-media products, devices and instruments in the local San Diego area. Worswick also produces and markets cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coaxial cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company’s connectors or third party connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Most cable assemblies are manufactured to the purchaser’s specifications.

Bioconnect Products

Bioconnect designs, manufactures, sells and provides product development services to OEMs for Standard and custom cable assemblies, adapters and electromechanical wiring harnesses for medical market and computer industries  These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are frequently replaced in order to ensure maximum performance of medical diagnostic equipment.

RF Neulink Products

The wireless data products available from the RF Neulink Division come in a variety of configurations to satisfy the requirements of certain high-speed wireless connection markets. Transmitter and receiver modules come in a wide range of power output and frequency ranges and are used to transmit data, video or voice information from point to point. Additionally, standard or smart programmable modems are available in a wide range of speeds and frequency/price ranges. Accessory modules have been developed for remotely controlling and monitoring electrical devices.

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. The products offered by the Neulink Division include:

•	NL5000 - (replaced the RF 9600) as a cost effective, high performance telemetry modem

•	NL5500 - The NL5500 Transceiver Series is a price/performance leader both the VHF and UHF frequency range & NL6000 compatible

•	NL6000 - UHF and VHF feature, high performance wireless modem

•	NL900 - 900 MHz Spread Spectrum point to point wireless modem

•	Teledesign high-speed wireless modems in VHF, UHF and 900 MHz frequencies

•	BlueWave, Maxrad, and Antenex antennas

•	NL 900S – High-speed, high performance wireless 900 MHz data modem. Software Defined Radio employing FPGA technology.

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

RadioMobile Products

RadioMobile provides complete hardware and software solutions for wireless mobile data management application. Most of RadioMobile systems are custom engineered and designed for specific markets.  Accordingly, RadioMobile sales consist of hardware, software and networking products as well as design and installation services.  The primary markets include public safety (police, fire, and emergency medical services) and utilities and transportation (rail, bus, taxi and courier services). Software applications for both host (Computer Aided Dispatch, CAD) and mobile environments are developed by in house engineers and contractors. Current and new products that RadioMobile offers include:

•
IQ CAD911 – a host based call-taking, dispatch and resource management application suite utilizing the IQ Locator mapping module for integrated control and management functions.  RadioMobile is initially focusing this product on Fire, Police and EMS markets.

•
IQ Mobile V6 - is the latest mobile or client application that supports computing needs for receiving priority messages, sending timely status, text messages, file transfers and location data.  Version 6 can utilize a combination of any wireless network facility via IP or private protocols.

•
IQ Mobile V4, V5 - a mobile or client application that supports computing needs for receiving priority messages, sending timely status, text messages, file transfers and location data.  IQ Mobile can utilize any wireless network facility via IP or private protocols.

•	IQ Map is an option that works with IQ Mobile to provide the mobile operator map functions to show current location, destination or a combination of both as well as groups of predefined vehicles.

•	IQ Locator – a host based mapping application allowing agencies to track and oversee fleet location and status.

•	IQ Gateway and Link - a host based networking concentrator and manager for all wireless network interfaces including the customer’s private conventional data channels.

•	MCT8000- a rugged mobile computing platform that utilizes all off the shelf components for CPU, display, keyboard and network modules maintaining full upgradeability for all elements.

•	CMX6000- a status and short message terminal capable of standalone interface to the network facilities.

•	IQ Liberator – a software defined modem capable of emulating legacy protocols as well as generic IP packets operating at data rates from 2400 to 22,000bps.

Foreign Sales

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for $2,397,000 or approximately 17% of Company’s sales for the fiscal year ended October 31, 2009.  Foreign sales accounted for $2,724,000 or approximately 15% of Company’s sales for the fiscal year ended October 31, 2008.  The majority of the export sales during these periods were to Israel, Canada and Mexico.  Foreign sales orders from individual customers tend to be larger than U.S. product orders and therefore have a larger impact on the Company’s foreign sales.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers

Sales methods vary greatly between its divisions. The Connector and Cable Assembly Division currently sell their products primarily through warehousing distributors and OEM customers who utilize coaxial connectors and cable assemblies in the manufacture of their products. Since there are many OEMs who are not served by any of the Company’s distributors, the Company’s goal is to increase the number of OEMs that purchase connectors directly from the Company.

The Aviel Division sells its products to its current customer base with the addition of customers referred through the Connector and Cable Division. The Aviel and Connector and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Worswick Division operates from a single store-front location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers. This division also operates an e-commerce website called OddCables.com that it launched in 2007 for the distribution of its products.

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

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors and for all the components of its Neulink products.  However, virtually all of RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2009 were assembled by that division at the Company’s facilities in California, and the Neulink products are assembled at the Company’s California facilities. The Connector and Cable Division has its cables manufactured at numerous International Standards Organization (ISO) approved factories with plants in Japan, Korea, the United States and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, the Company does have long-term purchasing relationships with these manufacturers. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies and certain of the components of its Neulink products. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products.  Neulink products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

The Bioconnect Division has designed and manufactured its own products for over 21 years (including as an unaffiliated company before being acquired by the Company in 2000).  Bioconnect products are manufactured by the Company at its own California facilities.  The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

The Aviel Electronics Division manufactures all its connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 51 years (including as an unaffiliated company before being acquired by the Company in August 2004). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.

The Worswick Division designs and produces low to medium volume connector and cable assemblies for local and niche customers, as well as a few medium and large market customers.  These services are conducted in San Diego, California.

The RadioMobile Division products are purchased from various U.S. and overseas suppliers. Some products are designed and manufactured by third party manufactures to RadioMobile’s specifications.  The Company designs much of the software used in its RadioMobile systems.

There are certain risks associated with the Company’s dependence on third party manufacturers for some of its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, and the potential lack of adequate capacity during periods of excess demand and increases in prices. See “Risk Factors” below.

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

Employees

As of October 31, 2009, the Company employed 87 full-time employees, of whom 29 were in accounting, administration, sales and management, 54 were in manufacturing, distribution and assembly, and four were engineers engaged in design, engineering and research and development. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development

The Company’s research and development activities are intended to produce new proprietary products that it can market to the wireless connectivity industry. The Company engaged in approximately $243,000 of research and development activities in fiscal year ended October 31, 2009, primarily related to the RF Wireless segment. Research and development expense during the fiscal year ended October 31, 2008 were approximately $256,000.

In addition to research and development activities, the Company also invested approximately $1,602,000 during the past two fiscal years on engineering.  Engineering activities consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for in the industry in general.  Engineering work often is carried out in collaboration with the Company’s customers.

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

Competition

Management estimates that the Connector and Cable Divisions has over 50 competitors in the RF connector market. The RF connector market is estimated at $1.5 - $2.0 billion worldwide, with North America sales estimated at $400 - $450 million.  Management believes no one competitor has over 15% of the total market.  Many of the competitors of the Connector and Cable Division have significantly greater financial resources and broader product lines. The Connector and Cable division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products. The Bioconnect division competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

Aviel Electronics has specialized in microwave and radio frequency (RF) custom connectors which lowers the number of its direct competitors. Because Aviel Electronics is an approved vendor of leading aerospace, electronics, OEM and government agencies in the United States and abroad, competition is limited to those manufacturers who have received formal certification or approval.

Major competitors for Neulink include Microwave Data Systems and Data Radio. Although a number of larger firms could enter Neulink’s markets with similar products, Neulink’s strategy is focused on serving and providing specific hardware and software combinations with the goal of maintaining a strong position in selected “niche” wireless applications. While the Neulink Division’s competitors offer products that are substantially similar to Neulink’s radio modems, the Neulink Division tries to enhance its competitive position by offering additional product support services before, during, and after the sale.

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

Neulink products are subject to the regulations of the Federal Communications Commission (FCC) in the United States, the Department of Communications (D.O.C.) in Canada, and the E.C.C. Radio Regulation Division in Europe.  The Company’s present equipment is “type-accepted” for use in the United States and Canada. Neulink offers products that comply with current FCC, Industry Canada, and some European Union regulations. The system integrator, or end user, is responsible for compliance with applicable government regulations.

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

The Company Is Highly Dependent Upon The RF Connector and Cable Assembly Segment, And Any Major Decline In That Division’s Operations Would Negatively Affect The Company As A Whole.

Of the Company’s three operating segments, the RF Connector and Cable Assembly segment is the largest; accounting for approximately 86% of the Company’s total sales for the fiscal year ended October 31, 2009 compared to 79% of total sales for the fiscal year ended October 31, 2008. The Company expects the RF Connector and Cable Assembly segment products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that segment could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable segment are described below.

Difficult Conditions In The Global Economy In General Have Adversely Affected the Company’s Business And Results Of Operations And It Is Uncertain If These Conditions Will Improve In The Near Future, And They May Worsen.

The economic downturn during the past fiscal year has substantially reduced the Company’s sales and net income.  A prolonged economic downturn, both in the U.S. and worldwide, may continue to lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect the Company’s results of operations, financial condition and cash flows.  Slowing economic activity, particularly in the telecommunication and data communication and wireless communications industries that represent the Company’s largest target market, may adversely impact the demand for the Company’s products.  Although the Company has been able to operate profitably despite the factors noted above, if the current economic downturn continues or intensifies, the Company’s results could be more adversely affected in the future.  There could be a number of other adverse follow-on effects from the credit crisis on the Company’s business, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

The Company Depends On Third-Party Contract Manufacturers For A Majority Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company’s Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

Substantially all of the Company’s RF Connector products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and China, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including earthquakes and other natural disasters and political, social and economic instability. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

The Company’s Dependence Upon Independent Distributors To Sell And Market The Company’s Products Exposes The Company To The Risk That Such Distributors May Decrease Their Sales Of The Company’s Products Or Terminate Their Relationship With The Company.

The Company’s sales efforts are primarily affected through independent distributors, of which there were more than 70 as of the end of fiscal 2009. Sales through independent distributors accounted for approximately 51% the net sales of the Company for the fiscal year ended October 31, 2009.  Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 15% of the total sales of the Company for the fiscal year ended October 31, 2009. Although this customer has been an on-going major customer of the Company for at least the past ten years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Because The Markets In Which The Company Competes Are Highly Competitive, A Failure To Effectively Compete Could Result In An Immediate And Substantial Loss Of Market Share.

The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the connector and communications markets in which the Company’s products are sold are intensely competitive. A failure to effectively compete in this market could result in an immediate and substantial loss of revenues and market share. Because most of the Company’s sales are derived from products that are not proprietary or that can be used to distinguish the Company from its competitors, the Company’s ability to compete successfully in these markets depends on a number of factors, including:

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

Because The Company Sells Its Products To Foreign Customers, The Company Is Exposed To All Of The Risks Associated With International Sales, Including Foreign Currency Exposure.

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 17% and 15% of the net sales of the Company during the years ended October 31, 2009 and 2008 respectively. International revenues are subject to a number of risks, including:

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

The Loss Of Key Personnel Could Adversely Affect The Company’s Operations.

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

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of three smaller businesses (it purchased Aviel Electronics in Las Vegas, Nevada, in August 2004, Worswick Industries Inc. in San Diego, California, in September 2005, and Radiomobile, Inc. in San Diego, California, in September 2007). The Company periodically considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company may in the future acquire one or more additional companies. The risks involved with such future acquisitions include:

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

The Company Has No Patent Rights In The Technology Employed In Its Products, Which May Limit the Company’s Ability To Compete.

The Company does not hold any United States or foreign patents and does not have any patents pending. The Company does not seek to protect its rights in the technology that it develops or that the Company’s third-party contract manufacturers develop by means of the patent laws, although it does protect some aspects of its proprietary products and technologies by means of copyright and trade secret laws.  Accordingly, competitors can and do sell many of the same products as the Company, and the Company cannot prevent or restrict such competition.

Volatility of Trading Prices Of The Company’s Stock Could Result In A Loss On An Investment In The Company’s Stock.

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

Future Goodwill Impairment Could Impair Our Future Profitability Or Increase Any Future Losses.

As of October 31, 2009, the Company’s remaining goodwill balance relates solely to the Aviel division. This goodwill balance could be impaired in the future if the Aviel division were to experience a recurring decrease in sales and or recurring losses. Such events could cause a write down or complete write off of the goodwill balance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 13,000 square feet which houses its corporate administration, sales and marketing, and engineering plus production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on March 31, 2014. In addition, the Company also leases the following facilities:

(i)
The cable assembly manufacturing portion of the Connector and Cable Assembly Division operates in a separate 3,180 square foot facility that is located adjacent to the Company’s corporate headquarters. The lease for this space expires on March 31, 2014.

(ii)
The Neulink and Radiomobile Divisions operate from a separate building that is located near the Company’s corporate headquarters at 7606 Miramar Road, Building 7200. Neulink’s building consists of approximately 2,500 square feet of administrative and manufacturing space and houses the production and sales staff of the Neulink Division. The lease for this space expires on March 31, 2014.

(iii)
The Aviel Electronics Division currently leases approximately 3,000 square feet of a facility located at 5530 S. Valley View Blvd., Suite 103, Las Vegas, Nevada. The lease for this space expires March 31, 2010. During fiscal 2009, Aviel entered into an additional facility lease agreement for space at 3060 Post Road, Suite 100 Las Vegas Nevada. The lease term commenced September 1, 2009 and will expire March 31, 2015.

(iv)
The Worswick Division entered into a new facility lease agreement during fiscal 2009, which commenced March 1, 2009. The new facility is approximately 4,000 square foot facility located at 7642 Clairmont Mesa Boulevard Suite 211, San Diego, California. The lease for this space expires December 31, 2013.

The aggregate monthly rental for all the Company’s facilities currently was approximately $30,100 per month, plus utilities, maintenance and insurance as of October 31, 2009.

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

We did not submit any matters to the vote of our shareholders in the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market under the symbol “RFIL.”

For the periods indicated, the following tables set forth the high and low sales prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter	High	Low

Fiscal 2009

November 1, 2008 - January 31, 2009	$6.11	$3.50
February 1, 2009 - April 30, 2009	4.21	2.85
May 1, 2009 - July 31, 2009	4.50	3.40
August 1, 2009 - October 31, 2009	4.89	3.87

Fiscal 2008

November 1, 2007 - January 31, 2008	$7.53	$5.20
February 1, 2008 - April 30, 2008	6.26	5.20
May 1, 2008 - July 31, 2008	8.50	5.69
August 1, 2008 - October 31, 2008	8.98	2.66

Stockholders.  As of October 31, 2009 there were 447 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name”.

Dividends.  The Company paid dividends of $0.03 per share, for a total of $94,780, during fiscal 2009. The Board of Directors may resume dividends in the future depending on the Company’s financial condition and its financial needs.

Recent Sales of Unregistered Securities.  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2009.

Repurchase of Securities.  In March 2009, Company announced that our Board of Directors had authorized a stock repurchase program to repurchase up to 300,000 shares of the Company’s common stock. Repurchases under this program were made in open market transactions in compliance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 10b-18.  The following table sets forth repurchases made on a monthly basis during the fourth quarter of the fiscal year ending October 31, 2009.

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2009 through September 31, 2009	940	$4.10	940	0

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2009 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	742,435	$5.23	364,604
Equity Compensation Plans Not Approved by Stockholders (2)	500,871	$1.53	0
Total	1,243,306	$3.74	364,604

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2000 Stock Option Plan, (ii) the 1990 Incentive Stock Option Plan, and (iii) the 1990 Non-qualified Stock Option Plan. The 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, all 364,604 shares remaining available for issuance represent shares under the 2000 Stock Option Plan.

(2)	Consists of options granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented approximately one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance valuation. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of goodwill for impairments. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. We also analyze each quarter whether any indicators of impairment exist.

The Company uses the Black-Scholes model to value the stock option grants which involves significant judgments and estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Financial Statements.

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has three segments - RF Connector and Cable Assembly segment, Medical Cabling and Interconnector segment, and RF Wireless segment- based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of three divisions; the Medical Cabling and Interconnector segment is comprised of one division, while the RF Wireless segment is comprised of two divisions. The three divisions that meet the quantitative thresholds for segment reporting are Connector / Cable Assembly, Bioconnect and RF Neulink. Each of the other divisions aggregated into these segments that have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics and Worswick divisions into the RF Connector Cable Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment.  Prior to 2008, the Company aggregated BioConnect within the RF Connector and Cable Assembly segment as it represented only a small portion and had similar economic characteristics of the overall segment.  However, during the fiscal year ended October 31, 2008, the BioConnect division met one of the quantitative threshold required for separate segment reporting.

Historically, over 79% of the Company’s revenues are generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 86% of the Company’s total sales for the fiscal year ended October 31, 2009). Sales of connectors are expected to continue to be the largest portion of revenues in the future.  Accordingly, Company revenues are heavily dependent upon sales of RF connectors and cable assemblies. However, the Company sells thousands of connector products for uses in thousands of end products and sales are not dependent upon any one industry sector or any single product.  The Company’s sales do, however, track sales in the wireless industry as a whole.  Accordingly, the Company’s sales in 2009 decreased as a result of industry wide sales decreases.

Notwithstanding the decrease in sales in the fiscal year ended October 31, 2009 compared to sales in the prior year, the Company generated net income for the fiscal year ended October 31, 2009.  The net income in fiscal 2009 represented the 16th consecutive year that the Company has been profitable.

The Company generated cash from operations of $1,703,000, but used $1,707,000 to pay dividends and repurchase shares of its common stock.  Overall, the amount of cash and cash equivalents, and short-term investments held by the Company as of October 31, 2009 decreased approximately $222,000 from $7,925,000 at October 31, 2008 to $7,703,000 at October 31, 2009.  Since the Company has no debt other than normal accounts payable, accrued expenses, and other long-term liabilities, the Company will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2009 and 2008:

	2009		2008
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents, CDs and short-term investments	$7,702,908	46.4%	$7,924,549	44.6%
Current assets	15,769,656	95.0%	16,705,149	94.0%
Current liabilities	973,188	5.9%	1,323,198	7.4%
Working capital	14,796,468	89.1%	15,381,951	86.6%
Property and equipment - net	565,804	3.4%	565,860	3.2%
Total assets	16,598,200	100.0%	17,767,773	100.0%
Stockholders’ equity	15,253,482	91.9%	16,121,690	90.7%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2010. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

•
As of October 31, 2009, the amount of cash and cash equivalents and short-term investments was equal to $7,702,908 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its currently anticipated capital expenditure for the upcoming year.

•	As of October 31, 2009, the Company had $15,769,656 in current assets and only $973,188 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2009, the absence of outstanding bank debt, and its recent operating results, there are sufficient capital resources to fund its operations and future acquisitions for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets.

As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a significant level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Due to sales decreasing by 20% during fiscal 2009 compared to sales of prior year, the Company’s year end inventory balance decreased by 16% compared to prior year’s year end inventory balance.  The Company continuously monitors its inventory levels and product costs.  For pricing purposes, the Company may, however, increase its inventory levels from time to time to protect against future increases in raw material costs or to obtain volume discounts.

Net cash provided by operating activities for the year ended October 31, 2009 was $1,703,000.  The Company’s net cash from operations was more than its net income of $656,000 due primarily to a $965,000 decrease in inventory. In fiscal year ended October 31, 2008, net cash provided by operating activities was $1,144,000.

During fiscal 2009, net cash provided by investing activities was $169,000, which represents the difference between the proceeds the Company received from the sale of its treasury bills and the re-investment of its funds in certificates of deposit, less $217,000 that the Company invested in additional capital equipment (primarily for the Connector and Cable division). During fiscal 2008, net cash used in investing activities was $2,793,000, of which $2,332,000 was for the purchase of treasury bills and other available-for-sale securities. The balance represents $461,000 invested in additional capital equipment (primarily for the Aviel division).

In fiscal 2009, financing activities decreased the Company’s net cash by $1,707,000 due to dividends paid of $95,000 and $1,613,000 used to repurchase 385,358 shares of its own common stock.  In fiscal 2008, financing activities decreased the Company’s net cash by $691,000 due to dividends paid of $394,000 and $533,000 used to repurchase 100,000 shares of its own common stock of which expenditures were partially offset by the receipt of $190,000 from the exercise of stock options.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2009 and 2008:

	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$14,213,045	100%	$17,695,146	100%
Cost of sales	7,308,479	51%	8,789,604	50%
Gross profit	6,904,566	49%	8,905,542	50%
Engineering expenses	1,050,398	7%	1,050,574	6%
Selling and general expenses	4,738,265	33%	5,341,576	30%
Goodwill impairment	209,763	1%
Operating income	906,140	6%	2,513,392	14%
Other income	193,429	1%	258,381	1%
Income before income taxes	1,099,569	8%	2,771,773	16%
Income taxes	443,602	3%	1,212,540	7%
Net income	655,967	5%	1,559,233	9%

Net sales of the Company decreased by approximately $3,482,000 or 20%, for the fiscal year ended October 31, 2009 (“fiscal 2009”) compared to the fiscal year ended October 31, 2008 (“fiscal 2008”).  Net sales decreased in fiscal 2009 due to decreases in net sales at all three of the Company’s financial reporting segments.  Net sales at the Connector and Cable Assembly segment decreased from fiscal 2008 by approximately $1,783,000.  The Company believes that the decrease was primarily due to the negative effects of the current global recession in general, and in a decrease in sales in the wireless industry in particular.  The largest sales decreases were in the Connector and Cable Assembly segment, which experienced a $1,783,000 decrease in sales, and in the RF Wireless segment, which decreased by $1,385,000.  Net sales in the Medical Cabling and Interconnect division also decreased by approximately $314,000.  The substantial decrease in net sales at the RF Wireless segment was attributable to a decrease of $621,000 in sales generated by the Radiomobile Division and a decrease of $764,000 in sales generated by the Neulink division.  Unlike the Connector and Cable Assembly segment that has many smaller customers and a wide variety of products, the RF Wireless segment has few products and few customers.  Accordingly, the failure by the RF Wireless segment to make a few larger sales to its customers resulted in a substantial decrease in sales.  The Company is evaluating the operations of the RF Wireless segment and may reorganize the operations of one or more of the RF Wireless divisions.

The Company’s gross profit decreased by $2,001,000 or by 22% to $6,905,000 in 2009 from $8,906,000 in 2008 due to the decrease in net sales.  As a percentage of net sales, gross profit decreased to 49% in fiscal 2009, down slightly from 50% in fiscal 2008 because the Company was not able to reduce its fixed labor costs in line with the decrease in sales.

Engineering expenses, which include research and development expenses, incurred at the Company’s three segments and relating to the design, re-design or development of products for specific customers remained consistent with that of prior year at $1,050,000 in fiscal 2009 compared to $1,051,000 in fiscal 2008. As a percentage of net sales, engineering expenses increased slightly to 7% in fiscal 2009 from 6% in fiscal 2008. Engineering expense (including research and development) during fiscal 2009 related primarily to the continued development of new wireless products. RadioMobile and Neulink, which constitute the RF Wireless segment, collectively incurred approximately $243,000 of research and development expenses in fiscal 2009 in the development of new products compared to $256,000 of research and development expenses at the RF Wireless segment in fiscal 2008.

Selling and general expenses decreased by $604,000 or 11%, to $4,738,000 during fiscal 2009 from $5,342,000 in fiscal 2008.  This decrease is directly related to the decrease in revenues and cost cutting measures implemented by the Company. Stock based compensation expense decreased significantly by $347,000 to $153,000 in fiscal 2009 from $500,000 in fiscal 2008 primarily due to fewer options being granted and also an increase in the vesting period of options granted in fiscal 2009 compared to fiscal 2008. Sales commission expense decreased by $60,000 or 42% to $81,000 in fiscal 2009 from $141,000 in fiscal 2008 due to the significant decrease in sales from fiscal 2008.  Accounting and legal fees decreased by $114,000 to $436,000 in fiscal 2009 from $550,000 in fiscal 2008 primarily due to reductions in expenses related to Management’s assessment and testing of internal controls over financial reporting and external audit and review work.  Advertising costs increased by $56,000 to $254,000 in fiscal 2009 from $198,000 in fiscal 2008 due to an increase in marketing efforts in fiscal 2009 compared to prior year.

Due to current negative effects of the global recession and related triggers, during the third quarter of 2009, the Company experienced a significant decrease in sales in general, and at the Radiomobile and Worswick divisions in particular. The sales generated by these divisions were significantly lower than expected and the expected third quarter improvements did not occur. As such, triggers were evident at these two divisions in the third quarter of 2009 and management performed a goodwill impairment review. Prior to management’s review, the Company had a total of $347,091 of goodwill of which $137,328 was allocated to the acquisition of the Aviel division and the balance was allocated to the more recent acquisitions of the Radiomobile and Worswick businesses. As a result of its review, management recorded a goodwill impairment charge of $209,763 for the third quarter of fiscal 2009, which is included in operating expenses in the statement of income. There were no such triggering events at the Aviel division and its goodwill was not affected.

Due to the significant decrease in sales and the decrease of $2,001,000 in gross profit compared to prior year, operating income decreased by $1,607,000 or 64% to $906,000 in fiscal 2009. Total operating expenses decreased by $394,000 or 6% as a result of decreases in selling and general administrative expenses.

Interest income decreased by approximately $65,000 from prior year due to a decrease in interest rates on the funds held by the Company in its interest bearing accounts compared to the rates received during fiscal 2008.  During fiscal 2009, the Company continued to invest primarily in CDs and money market funds.

Income before taxes in fiscal 2009 decreased by 60% or by $1,672,000 to $1,100,000 compared to income before taxes of $2,772,000 in fiscal 2008. Net income for fiscal year ended October 31, 2009 decreased by $903,000 or 58% to $656,000 compared to $1,559,000 in fiscal year ended October 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of October 31, 2009 and 2008

•	Statements of Income for the years ended October 31, 2009 and 2008

•	Statements of Stockholders’ Equity for the years ended October 31, 2009 and 2008

•	Statements of Cash Flows for the years ended October 31, 2009 and 2008

•	Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T)	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2009.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of October 31, 2009, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2009. A majority of the Directors are “independent directors” as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Jacobs, Kester and Reynolds.

Name	Age	Director Since
John R. Ehret	72	1991
Marvin H. Fink	73	2001
Howard F. Hill	69	1979
William Reynolds	74	2005
Robert Jacobs	57	1997
Linde Kester	64	2001

John R. Ehret has been the President of TPL Electronics of Los Angeles, California, since 1982. He holds a B.S. degree in Industrial Management from the University of Baltimore. He has been in the electronics industry for over 36 years.

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

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 42 years.

Robert Jacobs has been an Account Executive at Neil Berkman Associates since 1988. Neil Berkman Associates is the Company’s investor relations firm, and Mr. Jacobs is the Account Executive for the Company. He holds an MBA from the University of Southern California and has been in the investor relations industry for over 27 years.

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

Management

Howard F. Hill is the President and Chief Executive Officer of the Company. He co-founded the Company in 1979. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 42 years.

Effective February 1, 2007, RF Industries appointed James Doss as Acting Chief Financial Officer and Corporate Secretary. Mr. Doss was appointed to Chief Financial Officer on January 25, 2008. Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006. Mr. Doss, 41, was most recently a private consultant to a number of Software and High-Tech companies, providing Sarbanes-Oxley compliance and general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Doss was Controller for CliniComp, International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995 Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and Economics from San Diego State University in 1993 and completed graduate and advanced financial management studies, receiving his MBA from San Diego State University in 2005.

Board of Director Meetings

During the fiscal year ended October 31, 2009, the Board of Directors held six meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2009, each Board of Directors members attended at least 50% of the meetings of the Board of Directors and at least 50% of the meetings of the committees on which he served.

Board Committees

During fiscal 2009, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2009, the Audit Committee was composed of Mr. Reynolds, Mr. Ehret and Mr. Fink.  Each of these individuals was a non-employee director and was independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee.   The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2009. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, Fink, and Kester, each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2009, which was attended by all committee members.

Code Of Business Conduct And Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s Directors, officers and employees, including its principal executive officer and principal financial officer. The Code is posted on the Company’s website at www.rfindustries.com. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that during its most recent fiscal year ended October 31, 2009, its officers and directors complied with the filing requirements under Section 16(a).

ITEM 11.               EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation.  The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the fiscal year ended October 31, 2009 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year, ended October 31, 2009:

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	Any Other Compensation
Howard F. Hill, President
Chief Executive Officer,	2009	205,677	65,100	6,000	$23,075	(1)
Director	2008	211,730	50,000	4,000	$24,366

James S. Doss,
Chief Financial Officer	2009	102,402	6,100	104,000	$11,021	(2)
	2008	111,458	6,000	2,000	$9,914

(1)           Mr. Hill’s other compensation consisted of $9,488 of accrued vacation not taken in fiscal 2009 and $13,587 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)           Mr. Doss’s other compensation consisted of $768 of accrued vacation not taken in fiscal 2009 and $10,253 for vehicle costs.

Option Grants. The following table contains information concerning the stock option grants to the Company’s Named Executive Officers for the fiscal year ended October 31, 2009.

Option Grants in Last Fiscal Year

Name	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Base Price ($/Share)	Expiration Date
Howard F. Hill, President
Chief Executive Officer
Incentive Stock Option	2,000	0.89	$4.05	January 2014
Incentive Stock Option	4,000	1.79	4.05	October 2014

James S. Doss,
Chief Financial Officer
Non-Qualified Stock Option	2,000	0.89	$4.05	January 2014
Non-Qualified Stock Option	10,000	4.47	3.95	June 2019
Incentive Stock Option	90,000	40.19	4.05	October 2019
Incentive Stock Option	2,000	0.89	4.05	October 2014

Option Exercises and Holdings.  The following table sets forth information concerning option exercises and option holdings and the value, at October 31, 2009, of unexercised options held by the Named Executive Officers:

Aggregated Options/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value Realized Market Price at Exercise Less Exercise Price	Number of Unexercised Options/SARs at Fiscal Year- End (#)		Value of Unexercised In- the-Money Options/SARs at Fiscal Year-End ($) Exercisable/
Name	Exercise #	($)	Exercisable	Unexercisable	Unexercisable (1)

Howard F. Hill, President,	0	$0	255,204	6,667	$947,490/
Chief Executive Officer					$0

James S. Doss, Chief	0	$0	45,583	93,333	$1,000/
Financial Officer					$0

(1)           Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $4.05 on the last trading day of the fiscal year as reported on the Nasdaq Capital Market.

During the fiscal year ended October 31, 2009, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

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

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. Options to purchase 2,000 shares of common stock were granted to each of the directors on January 15, 2009.  The Chairman of the Board, Mr. Fink, was granted an additional 2,000 shares on January 15, 2009 as compensation for his service as the Chairman.  All of these options vested immediately upon grant and had an exercise price of $4.05 per share, which was the closing stock price on January 15, 2009. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings.

In addition to the foregoing grant of options, all non-employee members of the Board of Directors receive an annual cash payment of $4,750 per director, and the non-employee Chairman of the Board receives an annual payment of $9,500.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of October 31, 2009 for each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	258,704	(2)	8.3%

James Doss 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	45,583	(3)	1.6%

John R. Ehret 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	26,000	(4)	0.9%

Robert Jacobs 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	12,000	(5)	0.4%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	38,165	(6)	1.3%

Linde Kester 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	97,472	(7)	3.3%

William Reynolds 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	26,300	(8)	0.9%

All Directors and Officers as a Group (7 Persons)	505,224	(9)	15.5%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	450,930		15.8%

Walrus Partners, LLC 8014 Olson Memorial, #232 Golden Valley, MN 55427	184,300	(10)	6.5%

(1)           Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)         Includes 255,204 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days plus 3,500 shares purchased on the open market.

(3)         Includes 45,583 shares that Mr. Doss has the right to acquire upon exercise of options exercisable within 60 days.

(4)         Includes 16,000 shares that Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days plus 10,000 shares purchased on the open market.

(5)         Consists of 12,000 shares, which Mr. Jacobs have the right to acquire upon exercise of options exercisable within 60 days.

(6)         Includes 33,165 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days plus 5,000 shares purchased on the open market.

(7)         Includes 36,170 shares that Mr. Kester has the right to acquire upon exercise of options exercisable within 60 days plus 61,302 shares purchased on the open market.

(8)         Consists of 22,000 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days plus 4,300 shares purchased on the open market.

(9)         Includes 420,122 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days plus 85,102 shares purchased on the open market.

(10)       Information is based on a report on Schedule 13G filed February 13, 2009. Represents shares owned by clients of Walrus Partners, LLC, which is an investment adviser. Walrus Partners, LLC is deemed to possess sole voting and dispositive power over securities held by its clients. Walrus Partners, LLC disclaims beneficial ownership of these securities held by these clients.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment. The principal balance still outstanding on the loan is $66,980. Mr. Hill pays interest on the loan annually. The loan is evidenced by a promissory note that is secured by a lien on certain of Mr. Hill’s personal property.

Mr. Jacobs, a director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2009 and October 31, 2008, the Company paid the firm $52,668 and $52,781, respectively, for services rendered.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to the Company by J.H. Cohn LLP for professional services rendered related to the fiscal years ended October 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$146,000	$173,500
Audit-Related Fees	-	21,100
Total Fees	$146,000	$194,600

Audit Fees.  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by J.H. Cohn LLP in connection with statutory and regulatory filings or engagements.

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

ITEM 15.        EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)
3.2.1	Company Bylaws as Amended through August, 1985 (2)
3.2.2	Amendment to Bylaws dated January 24, 1986 (2)
3.2.3	Amendment to Bylaws dated February 1, 1989 (3)
3.2.4	Amendment to Bylaws dated June 9, 2006(6)
3.2.5	Amendment to Bylaws dated September 7, 2007(7)
10.1	Form of 2000 Stock Option Plan (4)
10.2	Directors’ Nonqualified Stock Option Agreements (2)
10.3	Employment Agreement, dated June 5, 2008, between the Company and Howard Hill (8)
10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego.
10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC.
10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle Americank LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada.
14.1	Code of Ethics (5)
23.1	Consent of J.H. Cohn LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Press release issued January 29, 2010 announcing the financial results for fiscal year ended October 31, 2009.

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

(8)           Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2008, which exhibit is hereby incorporated herein by reference.

Shareholders of the Company may obtain a copy of any exhibit referenced in this 10-K Report by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the shareholder’s good faith representation that such shareholder is a stockholder of record of common stock of the Company. A charge of forty-four cents ($.44) per page will be made to cover Company expenses in furnishing the requested documents.

Index

[Attachment to Item 8]

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
October 31, 2009 and 2008	F-3

Statements of Income
Years Ended October 31, 2009 and 2008	F-4

Statements of Stockholders’ Equity
Years Ended October 31, 2009 and 2008	F-5

Statements of Cash Flows
Years Ended October 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7-F-22

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2009 and 2008, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective November 1, 2007, the Company adopted standards on accounting for uncertainty in income taxes.

/s/ J.H. COHN LLP

San Diego, California
January 29, 2010

RF INDUSTRIES, LTD.

BALANCE SHEETS
OCTOBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,225,927	$1,060,838
Certificates of deposit	6,476,981	6,315,864
Short-term investments		547,847
Trade accounts receivable, net of allowance for doubtful accounts of $52,892 and $46,775	2,263,265	2,071,349
Inventories	4,984,921	5,949,708
Other current assets	340,362	217,443
Deferred tax assets	478,200	542,100
Total current assets	15,769,656	16,705,149

Equipment and furnishings:
Equipment and tooling	2,365,160	2,205,525
Furniture and office equipment	425,389	377,286
	2,790,549	2,582,811
Less accumulated depreciation	2,224,745	2,016,951
Totals	565,804	565,860

Goodwill	137,328	347,091
Amortizable intangible assets, net	27,156	54,311
Note receivable from stockholder	66,980	66,980
Other assets	31,276	28,382

Totals	$16,598,200	$17,767,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224,974	$329,509
Accrued expenses	673,080	760,762
Income taxes payable	75,134	232,927
Total current liabilities	973,188	1,323,198

Deferred tax liabilities	50,500	105,700
Other long-term liabilities	321,030	217,185
Total liabilities	1,344,718	1,646,083

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 10,000,000 shares at $.01 par value; 2,848,313 and 3,226,264 shares issued and outstanding	28,483	32,263
Additional paid-in capital	6,502,447	6,411,810
Retained earnings	8,722,552	9,677,617
Total stockholders' equity	15,253,482	16,121,690

Totals	$16,598,200	$17,767,773

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008

Net sales	$14,213,045	$17,695,146
Cost of sales	7,308,479	8,789,604

Gross profit	6,904,566	8,905,542

Operating expenses:
Engineering	1,050,398	1,050,574
Selling and general	4,738,265	5,341,576
Goodwill impairment	209,763
Totals	5,998,426	6,392,150

Operating income	906,140	2,513,392

Other income – interest	193,429	258,381

Income before income taxes	1,099,569	2,771,773

Provision for income taxes	443,602	1,212,540

Net income	$655,967	$1,559,233

Earnings per share:
Basic	$.22	$.47

Diluted	$.20	$.42

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2009 AND 2008

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, November 1, 2007	3,285,969	$32,860	$5,700,362	$9,207,571	$14,940,793

Effect of adoption of accounting for uncertainty in income taxes November 1, 2007				(187,075)	(187,075)

Net income				1,559,233	1,559,233

Stock based compensation expense			499,564		499,564

Excess tax benefits from stock-based compensation			46,041		46,041

Exercise of stock options	40,295	403	189,843		190,246

Dividends				(394,343)	(394,343)

Treasury stock purchased and retired	(100,000)	(1,000)	(24,000)	(507,769)	(532,769)

Balance, October 31, 2008	3,226,264	32,263	6,411,810	9,677,617	16,121,690

Net income				655,967	655,967

Stock based compensation expense			153,197		153,197

Stock issuance related to contingent liability	7,407	74	29,926		30,000

Dividends				(94,780)	(94,780)

Treasury stock purchased and retired	(385,358)	(3,854)	(92,486)	(1,516,252)	(1,612,592)

Balance, October 31, 2009	2,848,313	$28,483	$6,502,447	$8,722,552	$15,253,482

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
Operating activities:
Net income	$655,967	$1,559,233
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	8,110	6,781
Depreciation and amortization	239,777	211,389
Goodwill impairment	209,763
Deferred income taxes	8,700	(184,700)
Loss on disposal of equipment	4,826
Stock based compensation expense	153,197	499,564
Excess tax benefits from stock based compensation		(46,041)
Changes in operating assets and liabilities:
Trade accounts receivable	(200,026)	(178,101)
Inventories	964,787	(994,406)
Income taxes payable	(157,793)	111,340
Other current assets	(122,919)	24,552
Other long-term assets	(2,894)	2,552
Accounts payable	(104,535)	124,373
Accrued expenses	(57,682)	63,824
Other long-term liabilities	103,845	(56,166)
Net cash provided by operating activities	1,703,123	1,144,194

Investing activities:
Purchases of short term investments and certificates of deposit	(7,015,184)	(11,779,828)
Sales of short term investments and certificates of deposit	7,401,914	9,447,797
Capital expenditures	(217,392)	(461,066)
Net cash provided by (used in) investing activities	169,338	(2,793,097)

Financing activities:
Proceeds from exercise of stock options		190,246
Purchases of treasury stock	(1,612,592)	(532,769)
Dividends paid	(94,780)	(394,343)
Excess tax benefits from stock based compensation		46,041
Net cash used in financing activities	(1,707,372)	(690,825)

Net increase (decrease) in cash and cash equivalents	165,089	(2,339,728)

Cash and cash equivalents at beginning of year	1,060,838	3,400,566

Cash and cash equivalents at end of year	$1,225,927	$1,060,838

Supplemental cash flow information - income taxes paid	$550,000	$1,283,000

Noncash investing and financing activities:
Retirement of treasury stock	$1,612,592	$532,769
Additional goodwill related to acquisition		$38,612
Stock issuance related to contingent liability	$30,000

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

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Short Term Investments

The Company’s short-term investments were in U.S. Treasury Bills and, accordingly, were valued at fair value at the end of each period. If there is other than temporary decline in fair value, the cost basis of the individual security would have been written down to fair value through a charge to earnings. Unrealized holding gains or losses were immaterial for the periods presented.

Goodwill

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

We performed valuation analyses, utilizing an income approach in our goodwill assessment process. If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our reporting units exceeds their fair value, we perform a second test to measure the amount of impairment loss, if any. The following describes the valuation methodologies used to derive the fair value of our reporting units.

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

Due to negative effects of the global recession and related triggers, during the third quarter of fiscal 2009, the Company experienced a significant decrease in sales in general, and at the RadioMobile and Worswick reporting units in particular. The sales generated by these reporting units were significantly lower than expected and the expected third quarter improvements did not occur. As such, triggers were evident at these two divisions in the third quarter of fiscal 2009 and management performed a goodwill impairment review. Prior to management’s review, the Company had a total of $347,091 of goodwill of which $137,328 was allocated to the acquisition of the Aviel division and the balance was allocated to the more recent acquisitions of the RadioMobile and Worswick businesses. As a result of its review, management recorded a goodwill impairment charge of $209,763 in the third quarter of fiscal 2009, which is included in operating expenses in the statement of income. There were no such triggering events in the third quarter at the Aviel reporting unit and its goodwill was not affected. No impairment was recorded as part of our annual impairment test conducted in the fourth quarter for the Aviel reporting unit.

As of October 31, 2009, the goodwill balance related solely to the Aviel division. Management believes this goodwill balance is not currently impaired. However, at October 31, 2009 the estimated fair value of the goodwill balance exceeded the carrying value of the Aviel reporting unit by only 2%. This indicates that the fair value could be less than the associated carrying value at some point in the future. The key assumptions that drive the fair value estimate are sales. For the year ended October 31, 2009, primarily due to the current effects of the global recession, the Aviel reporting unit experienced a net loss of approximately $70,000. Management believes that future years for this division will be profitable; however, there is no assurance that this will in fact be the case. Future recurring losses at the Aviel reporting unit could cause an impairment charge to goodwill in the future.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The changes in the carrying amounts of segment goodwill for fiscal 2009 and 2008 are as follows:

	RF Connectors and Cable Assembly	RF Wireless	Total

Balance at November 1, 2007	$200,848	$107,631	$308,479

Addition due to contingency earn out	-	38,612	38,612

Balance at October 31, 2008	200,848	146,243	347,091

Impairment charge	(63,520)	(146,243)	(209,763)

Balance at October 31, 2009	$137,328	$-	$137,328

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

Amortizable Intangible assets

Amortizable intangible assets are amortized over their estimated useful lives of three years. Amortization expense is expected to be $27,156 for the year ending October 31, 2010.

	2009	2008

Software	$47,522	$47,522
Accumulated amortization	(31,681)	(15,841)
	15,841	31,681

Customer list	33,945	33,945
Accumulated amortization	(22,630)	(11,315)
	11,315	22,630
Totals	$27,156	$54,311

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $254,000 and $198,000 in 2009 and 2008, respectively.

Research and development

The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $243,000 and $256,000 in 2009 and 2008, respectively.

Income taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the jurisdictions in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Management’s judgments and tax strategies are subject to audit by various taxing authorities.

The Company adopted new accounting guidance on the accounting for uncertainty in income taxes on November 1, 2007. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. (See Note 6.)

Stock options

For stock option grants to employees, the Company recognizes compensation expense based on the estimated fair values of the options at date of grant. Stock based employee compensation expense is recognized on the straight-line basis over the requisite service period. The Company issues previously unissued common shares upon exercise of stock options.

For the fiscal years ended October 31, 2009 and 2008, charges related to stock based compensation amounted to approximately $153,000 and $500,000, respectively.  For the fiscal years ended October 31, 2009 and 2008, stock based compensation classified in cost of sales amounted to $13,000 and $100,000 and stock based compensation classified in selling and general expense amounted to $140,000 and $400,000 respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2009 and 2008, that were not included in the computation because they were anti-dilutive, totaled 476,710 and 237,183, respectively.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted earnings per share:

	2009	2008
Numerators:
Net income (A)	$655,967	$1,559,233

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	2,951,002	3,293,820
Add effects of potentially dilutive securities - assumed exercise of stock options	297,902	421,670

Weighted average shares for diluted earnings per share (C)	3,248,904	3,715,490

Basic net earnings per share (A)÷(B)	$0.22	$0.47

Diluted net earnings per share (A)÷(C)	$0.20	$0.42

New accounting pronouncements

The Financial Accounting Standards Board (“FASB”) has codified a single source of authoritative nongovernmental U.S. GAAP, the “Accounting Standards Codification” (“Codification”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010.

In April 2008, the FASB issued new accounting guidance regarding the determination of useful lives of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under accounting guidance related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under accounting guidance related to business combinations and other U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010. Earlier application is not permitted. We do not expect adoption of this guidance to have a material effect on our results of operations and financial condition.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

In June 2008, the FASB issued new accounting guidance regarding share-based payment transactions that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two- class method. This new accounting guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010. Earlier application is not permitted. We do not expect the adoption of this guidance to have an effect on our earnings per share.

In April 2009, the FASB issued new accounting guidance addressing the interim disclosures about the fair value of financial instruments, which amended the previous disclosures regarding the fair value of financial instruments, and interim financial reporting. This new guidance requires disclosures about the fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This new accounting guidance became effective for interim periods ending after June 15, 2009, and was adopted by us in the third quarter of Fiscal 2009. The adoption of this new guidance had no material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This new guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This new guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This new accounting guidance becomes effective for us on November 1, 2010; however, as the provision of the guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.

In April 2009, the FASB issued new accounting guidance regarding the determination of fair value when the volume and level of activity for assets or liabilities have significantly decreased, and identifying transactions that are not orderly. This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This new accounting guidance must be applied prospectively for interim periods ending after June 15, 2009, and was adopted by us effective June 30, 2009, but currently has no impact on our financial statements.

In May 2009, the FASB issued new accounting guidance, “Subsequent Events”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The guidance requires new disclosure in financial statements of the date through which reporting entities have evaluated events or transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. The guidance requires public entities, including the Company, to evaluate subsequent events through the date that the financial statements are issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP. The guidance is effective for interim and annual financial periods ending after June 15, 2009 and shall be applied on a prospective basis. The Company has evaluated its financial statements as of October 31, 2009 for subsequent events through January 29, 2010, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the financial statements have been reclassified from amounts in the financial statements we originally filed to conform to the current presentation. The investments in available-for sale securities of $6,863,711 at October 31, 2008 have been reclassified as certificates of deposit of $6,315,864 and short-term investments of $547,847.

Note 2 - Concentration of credit risk and sales to major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2009, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $2,471,000.

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

Sales to one customer represented 15% and 18% of total sales, and 26% and 10% of total accounts receivable in 2009 and 2008, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 3 - Inventories and major vendors

Inventories consist of the following as of October 31:

	2009	2008

Raw materials and supplies	$1,355,504	$1,496,364
Work in process	8,105	31,131
Finished goods	3,685,950	4,502,890
Less inventory reserve	(64,638)	(80,677)

Totals	$4,984,921	$5,949,708

Purchases of connector products from three major vendors represented 23%, 10%, and 8% of total inventory purchases in 2009 and 23%, 5%, and 11% in 2008, respectively. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Commitments

The Company leases its facilities in San Diego, California and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in March 2009 extending the term of the lease and again in September 2009 adding additional square feet. The amended lease expires in March 2014 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents were $80,000 as of October 31, 2009 and $40,000 at October 31, 2008. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Worswick division operations include a warehouse and retail space. The Aviel division leases two facilities in Las Vegas, the first of which  is a three year lease expiring in March 2010 and the second was entered into and commenced in September 2009 and expires in March 2015. The Company also leases certain automobiles under operating leases which expire at various dates through October 2013.

Rent expense under all operating leases totaled approximately $459,000 and $440,000 in 2009 and 2008, which is net of sublease income of $16,000 in fiscal 2008.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2009 and thereafter are as follows:

Year Ending October 31,	Amount

2010	$406,000
2011	398,000
2012	392,000
2013	400,000
2014	172,000
Thereafter	13,000
Total	$1,781,000

The Company has an employment agreement with the President and Chief Executive Officer for a term of up to three consecutive one year periods commencing on June 20, 2008, and ending on June 20, 2011, which expires at the end of each employment year on June 19 and may be extended by the Company for an additional employment year on the anniversary dates thereafter. The aggregate amount of compensation to be provided over the remaining term of the employment agreement amounted to approximately $349,000 at October 31, 2009.

Note 5 - Segment information

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

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The RF Connector and Cable Assembly segment is comprised of three divisions, the Medical Cabling and Interconnector is comprised of one division while the RF Wireless segment is comprised of two.  The three divisions that meet the quantitative thresholds for segment reporting are Connector / Cable Assembly, Bioconnect and RF Neulink.  Each of the other divisions aggregated into these segments have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, and Worswick divisions into the RF Connector and Cable Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect Division makes up the Company’s Medical Cabling and Interconnector segment.

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. All stock based compensation is attributed to the RF Connector and Cable Assembly segment. Inventory, fixed assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2009 and 2008:

	2009	2008

United States	$11,816,306	$14,971,575
Foreign countries:
Israel	1,175,744	911,031
All other	1,220,995	1,812,540

Totals	$14,213,045	$17,695,146

Net sales, income before provision for income taxes and other related segment information as of October 31, 2009 and 2008, and for the years then ended follows:

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

	RF Connector and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
2009
Net sales	$12,153,597	$1,323,640	$735,808	$		$14,213,045
Income (loss) before provision for income taxes	1,604,193	114,333	(812,386)		193,429	1,099,569
Depreciation and amortization	193,512	13,613	32,652			239,777
Total assets	4,505,866	289,911	919,432		10,882,991	16,598,200
Additions to equipment and furnishings	187,417	16,820	13,155			217,392

2008
Net sales	$13,936,241	$1,638,010	$2,120,895	$		$17,695,146
Income before provision for income taxes	2,123,740	287,922	101,280		258,831	2,771,773
Depreciation and amortization	155,878	24,669	30,842			211,389
Total assets	5,355,248	441,946	1,119,775		10,850,804	17,767,773
Additions to equipment and furnishings	438,010	21,968	1,088			461,066

Note 6 - Income taxes

The provision (benefit) for income taxes consists of the following:

	2009	2008
Current:
Federal	$323,716	$1,092,864
State	111,186	304,376
	434,902	1,397,240
Deferred:
Federal	21,200	(140,300)
State	(12,500)	(44,400)
	8,700	(184,700)

Totals	$443,602	$1,212,540

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at Federal statutory rate	$373,900	34.0%	$942,600	34.0%
State tax provision, net of Federal tax benefit	65,133	5.9	171,584	6.2
Nondeductible differences:
ISO stock options	17,700	1.6	110,100	4.0
Other	52,700	4.8	(3,300)	(0.1)
Federal tax credits	(75,944)	(6.9)	(33,000)	(1.2)
Other	10,113	0.9	24,556	0.8
Provision for income taxes	$443,602	40.3%	$1,212,540	43.7%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2009 and 2008 are as follows:

	2009	2008
Current Assets:
Allowance for doubtful accounts	$21,100	$18,600
Inventory obsolescence	25,700	32,100
Accrued vacation	79,500	77,400
State income taxes	41,000	100,300
Stock based compensation awards	171,900	131,600
Section 263A costs	103,300	160,500
Other	35,700	21,600
Total current assets	478,200	542,100

Long-Term Assets:
Intangible assets	82,500

Long-Term Liabilities:
Equipment and furnishings	(133,000)	(105,700)

Net deferred tax assets	$427,700	$436,400

The Company adopted new accounting guidance on the accounting for uncertainty in income taxes on November 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at November 1, 2007	$187,075
Lapse of statute of limitations- tax positions in prior period	(43,471)
Gross increase – tax positions in current period	38,489
Balance at November 1, 2008	182,093
Lapse of statute of limitations - tax positions in prior period	(49,259)
Gross increase – tax positions in current period	108,511
Balance at October 31, 2009	$241,345

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

As a result of the implementation of new accounting guidance on the accounting for uncertainty in income taxes and assessment of prior tax positions, the Company’s total gross liability for unrecognized tax benefits at October 31, 2009 was $241,345, including $59,765 of interest and penalties. At November 1, 2007 the Company’s total gross liability for unrecognized tax benefits was $187,075, including $54,000 of interest and penalties. The Company recorded a change upon adoption to retained earnings on November 1, 2007. During the year ended October 31, 2008, a reduction of $4,982 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the statement of income.

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. During the year ended October 31, 2009, a net increase of $7,457 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the statement of income. As of October 31, 2009, $59,765 of accrued interest and penalties are included in other long-term liabilities in the balance sheet. As of October 31, 2008, $50,100 of accrued interest and penalties were included in other long-term liabilities in the balance sheet.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2006 through 2009 remain subject to examinations.

Note 7 - Stock options

Incentive and Non-Qualified Stock Option Plans

The Board of Directors approved an Incentive Stock Option Plan (the "1990 Incentive Plan") during fiscal 1990 that provides for grants of options to employees to purchase up to 500,000 shares of common stock of the Company. Under its terms, the 1990 Incentive Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Incentive Plan remain outstanding and continue in effect until they either expire, are forfeited or are exercised. As of October 31, 2009, options for a total of 313 shares were still outstanding under the 1990 Incentive Plan, all of which are currently exercisable.

The Board of Directors also approved a Non-Qualified Stock Option Plan (the "1990 Non-Qualified Plan") during fiscal 1990 that provides for grants of options to purchase up to 200,000 shares of common stock to officers, directors and other recipients selected by the Board of Directors. Under its terms, the 1990 Non-Qualified Plan terminated in 2000, and no additional options can be granted under that option plan. However, options previously granted under the 1990 Non-Qualified Plan remain outstanding and continue in effect until they expire, are forfeited or are exercised. As of October 31, 2009, options for a total of 4,000 shares were still outstanding under the 1990 Non-Qualified Plan, all of which are currently exercisable.

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company may grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company is authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increases on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. In May 2003, the Board of Directors and Shareholders approved an increase to the 2000 Option Plan of 100,000 options. In June 2006, the Company’s shareholders approved an increase to the 2000 Option Plan of 250,000 options. In May 2007, the shareholders approved an increase to the 2000 Option Plan of 100,000 options. In May 2008, the shareholders approved an increase to the 2000 Option Plan of 500,000 options. Accordingly, as of October 31, 2009, the aggregate number of shares of common stock that were authorized to be issued under the 2000 Option Plan was 1,310,000, of which options for the purchase of 742,435 shares were still outstanding and 364,604 option shares were still available to be granted. Under the 2000 Option Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options. Incentive and non-qualified stock options are granted at an exercise price no less than the fair value of the common stock on the date of grant.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Additional disclosures related to stock option plans

The fair value of each option granted in 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008

Expected volatility	53.7%-60.4%	49.0%
Weighted-average volatility	56.1%	49.0%
Expected dividends	0.6%	2.7%
Expected term (in years)	2.5-7.5	3.5-6.0
Risk-free interest rate	1.0%-3.0%	1.8%-4.3%
Weighted average fair market value of options granted during the year	$1.97	$1.42
Weighted average fair market value of options vested during the year	$1.70	$3.44

Expected volatilities are based on historical volatility of the Company’s stock. During 2009, the Company granted options for the purchase of 90,000 shares with a vesting period of nine years and an option life of ten years, options for the purchase of 10,000 shares that vested immediately with an option life of ten years, options for the purchase of 16,000 that vested immediately with an option life of five years, and options for the purchase of 107,955 shares  with a vesting period of three years and an option life of five years. Since the Company has little historical experience in determining the expected life of these new option terms the Company used the simplified method to calculate the expected life of these option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield. The Company estimates forfeiture rates based upon historical exercise behavior.

Additional information regarding all of the Company's outstanding stock options at October 31, 2009 and 2008 and changes in outstanding stock options in 2009 and 2008 follows:

	2009		2008
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	1,067,041	$3.77	1,011,442	$3.81
Options granted	223,955	4.05	127,183	4.67
Options exercised			(40,295)	4.72
Options forfeited	(47,690)	5.79	(31,289)	7.22

Options outstanding at end of year	1,243,306	$3.74	1,067,041	$3.77

Options exercisable at end of year	877,909	$3.73

Options vested and expected to vest at end of year	1,232,501	$3.71

Option price range at end of year	$0.10 - 7.56		$0.10 - 7.56

Aggregate intrinsic value of options exercised during year:	$0.00		$108,472

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Included in the options outstanding are 500,871 in both 2009 and 2008 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Weighted average remaining contractual life of options outstanding at October 31, 2009: 5.16 years.

Weighted average remaining contractual life of options exercisable at October 31, 2009: 5.01 years.

Weighted average remaining contractual life of options vested and expected to vest at October 31, 2009: 5.12 years.

Aggregate intrinsic value of options outstanding at October 31, 2009: $1,390,994

Aggregate intrinsic value of options exercisable at October 31, 2009: $1,248,994

Aggregate intrinsic value of options vested and expected to vest at October 31, 2009: $1,378,905

As of October 31, 2009, $599,951 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 4.17 years.

Note 8 - Retirement plan

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize additional discretionary contributions by the Company. The Company did not make contributions to the plan in 2009 or 2008.

Note 9 - Related party transactions

The note receivable from stockholder of $66,980 at October 31, 2009 and 2008 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President.

A director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2009 and 2008, the Company paid the firm $52,668 and $52,781, respectively, for services rendered by that firm.

Note 10- Legal proceedings

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 11- Business acquisition

The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc. (“RadioMobile”), a privately held San Diego, California company on September 1, 2007. RadioMobile Inc. is an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile has developed software and hardware used by police departments and transportation vehicles to receive and transfer electronic data. The RadioMobile purchase agreement contains certain provisions containing contractual and/or legal rights that could potentially create intangible assets apart from goodwill. The asset purchase agreement has an earn out provision over three years based upon revenues earned by RadioMobile operating as a separate division. As of October 31, 2009, the maximum future consideration is $75,000. The purchase price for the RadioMobile asset purchase included $166,667 in cash payments and $175,000 in stock issuance, representing 30,919 shares at $5.66 and totaling $35,665 of guaranteed minimum future consideration. Upon the resolution of a contingency based on earnings, any additional consideration paid will be recorded by the acquiring enterprise as an additional cost of the acquired enterprise. Minimum contingent consideration amounts per the Asset Purchase Agreement were recorded upon closing at their net present value, using an 8% discount rate. Any future contingent consideration based on meeting certain earnings levels will be accounted for as additional consideration when the amounts are determined.

The purpose of the acquisition was to combine Neulink’s industry leading modem products, which enabled the Company to enter and compete in the design and marketing of mobile wireless communications systems. Goodwill recorded upon the purchase acquisition is fully deductible for tax purposes.

During the year ended October 31, 2008, an additional amount of $38,612 was recorded as goodwill due to the division reaching the next level of sales beyond the minimum contingent earn-out provision included in the Radiomobile Asset Sales agreement. Total Radiomobile goodwill at October 31, 2008 was $146,243. During the year ended October 31, 2009, all goodwill associated with this acquisition was written off due to a triggering event – see Note 1.

Note 12- Dividends declaration

The Company paid dividends of $0.03 and $0.12 per share for a total of $94,780 and $393,343 during the fiscal years ended October 31, 2009 and 2008, respectively.

Note 13- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following as of October 31:

	2009	2008

Wages payable	$426,596	$430,851
Accrued receipts	183,212	198,701
Other current liabilities	63,272	131,210

Totals	$673,080	$760,762

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following as of October 31:

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

	2009	2008

Tax related liabilities	$241,344	$182,093
Deferred lease liabilities	79,686	15,815
Other long-term liabilities	-	19,277

Totals	$321,030	$217,185

See Note 6 for discussion of the tax-related  liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 29, 2010
	By:	/s/ Howard F. Hill
Howard F. Hill, President/CEO
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 29, 2010	By:	/s/ James S. Doss
James S. Doss, Chief Financial Officer
(Principal Accounting Officer)

Date: January 29, 2010	By:	/s/ Howard F. Hill
Howard F. Hill, President/CEO
(Principal Executive Officer)

Date: January 29, 2010	By:	/s/ John Ehret
John Ehret, Director

Date: January 29, 2010	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 29, 2010	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 29, 2010	By:	/s/ Robert Jacobs
Robert Jacobs, Director

Date: January 29, 2010	By:	/s/ Linde Kester
Linde Kester, Director