Form 10-Q
period 2010-01-31
R F INDUSTRIES LTD
filed 2010-03-11
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of February 28, 2010 was 2,850,928.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2010	October 31, 2009
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,196,284	$1,225,927
Certificates of deposit	6,674,292	6,476,981
Trade accounts receivable, net of allowance for doubtful accounts of $62,620 and $52,892	1,985,887	2,263,265
Inventories	5,191,669	4,984,921
Other current assets	512,241	340,362
Deferred tax assets	478,200	478,200
TOTAL CURRENT ASSETS	16,038,573	15,769,656

Equipment and furnishings:
Equipment and tooling	2,375,446	2,365,160
Furniture and office equipment	490,784	425,389
	2,866,230	2,790,549
Less accumulated depreciation	2,267,625	2,224,745
TOTALS	598,605	565,804

Goodwill	137,328	137,328
Amortizable intangible asset, net	20,367	27,156
Note receivable from stockholder	66,980	66,980
Other assets	31,276	31,276
TOTAL ASSETS	$16,893,129	$16,598,200

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2010	October 31, 2009
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$297,042	$224,974
Accrued expenses	643,284	673,080
Income taxes payable	86,323	75,134
TOTAL CURRENT LIABILITIES	1,026,649	973,188

Deferred tax liabilities	50,500	50,500
Other long-term liabilities	337,077	321,030
TOTAL LIABILITIES	1,414,226	1,344,718

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 2,850,928 and 2,848,313 shares issued and outstanding	28,509	28,483
Additional paid-in capital	6,584,475	6,502,447
Retained earnings	8,865,919	8,722,552
TOTAL STOCKHOLDERS’ EQUITY	15,478,903	15,253,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,893,129	$16,598,200

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31
(UNAUDITED)

	2010	2009

Net sales	$3,312,871	$3,582,583

Cost of sales	1,682,931	1,936,897

Gross profit	1,629,940	1,645,686

Operating expenses:

Engineering	193,722	255,726

Selling and general	1,217,733	1,248,791

Totals	1,411,455	1,504,517

Operating income	218,485	141,169

Other income - interest	26,073	82,348

Income before taxes	244,558	223,517

Provision for income taxes	101,189	61,078

Net income	$143,369	$162,439

Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.05	$0.05

Basic weighted average shares outstanding	2,848,773	3,122,700

Diluted weighted average shares outstanding	3,179,413	3,447,665

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31
UNAUDITED

	2010	2009
OPERATING ACTIVITIES:
Net income	$143,369	$162,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	9,728	4,956
Depreciation and amortization	49,669	62,420
Stock-based compensation expense	72,055	49,646
Changes in operating assets and liabilities:
Trade accounts receivable	267,649	166,715
Inventories	(206,748)	170,558
Other current assets	(171,880)	(330,840)
Other long-term assets	-	(6,394)
Accounts payable	72,068	(111,041)
Income taxes payable	11,189	(213,466)
Accrued expenses	(19,800)	(6,156)
Other long-term liabilities	16,047	(7,761)
Net cash provided by (used in) operating activities	243,346	(58,924)

INVESTING ACTIVITIES:

Purchase of short term investments	(1,661,636)	(1,500,000)
Sale of short term investments	1,464,327	2,572,386
Capital expenditures	(75,680)	(114,725)
Net cash provided by (used in) investing activities	(272,989)	957,661

FINANCING ACTIVITIES:
Purchases of treasury stock	-	(705,010)
Dividends paid	-	(94,780)
Net cash used in financing activities	-	(799,790)

Net increase (decrease) in cash and cash equivalents	(29,643)	98,947

Cash and cash equivalents, beginning of period	1,225,927	1,060,838

Cash and cash equivalents, end of period	$1,196,284	$1,159,785

Supplemental cash flow information – income taxes paid	$90,000	$295,000

Noncash investing and financing activities:
Retirement of treasury stock	$-	$705,010
Stock issuance related to contingent liability	$10,000	$30,000

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2009, (consisting of only normal recurring adjustments) has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2009 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2009 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. The Company has evaluated subsequent events through the date of the filing for this Form 10-Q.

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

	January 31, 2010	October 31, 2009

Raw materials and supplies	$1,463,203	$1,355,504
Work in process	19,426	8,105
Finished goods	3,723,509	3,685,950
Inventory reserve	(14,469)	(64,638

Totals	$5,191,669	$4,984,921

Purchases of connector products from four major vendors in the three month period ended January 31, 2010, represented 23%, 17%, 12%, and 12% compared to two major vendors who represented 21%, and 14% of the total inventory purchases for the same period in 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2010, the effects of the assumed exercise of options to purchase 471,101 shares of the Company’s common stock, at a price range of $4.49 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At January 31, 2009, the effects of the assumed exercise of options to purchase 385,423 shares of the Company’s common stock, at a price of $4.94 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31
	2010	2009

Weighted average shares outstanding for basic earnings per share	2,848,773	3,122,700

Add effects of potentially dilutive securities-assumed exercise of stock options	330,640	324,965

Weighted average shares for diluted net earnings per share	3,179,413	3,447,665

Note 4 - Stock-based compensation and equity transactions

            The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees.  Non-qualified stock options granted during the quarter ended January 31, 2010 vest and are exercisable immediately and expire in five years from date of grant. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the three months ended January 31, 2010 and 2009 was estimated to be $1.63 and $1.32 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2010	2009

Risk-free interest rate	1.41%	1.01%
Dividend yield	0.00%	2.96%
Expected life of the option	2.5 years	2.5 years
Volatility factor	57.67%	60.37%

Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used the simplified method to calculate the expected life of the 2010 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2010, the Company issued 2,615 shares of common stock valued at approximately $10,000 to the former owner of RadioMobile to fully satisfy the earn out contingency accrual.  This transaction related to the RadioMobile Purchase Agreement earn-out contingency as more fully described in Note 11 of the Company’s Annual Report 10-K for the year ended October 31, 2009.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2010 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2009	1,243,306	$3.74
Options granted	16,000	$4.49
Options exercised	-	$-
Options canceled or expired	(333)	$4.50
Options outstanding at January 31, 2010	1,258,973	$3.75
Options exercisable at January 31, 2010	903,909	$3.73
Options vested and expected to vest at January 31, 2010	1,250,711	3.69

Weighted average remaining contractual life of options outstanding as of January 31, 2010: 4.91 years

Weighted average remaining contractual life of options exercisable as of January 31, 2010: 4.75 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2010: 4.88 years

Aggregate intrinsic value of options outstanding at January 31, 2010: $1,891,643

Aggregate intrinsic value of options exercisable at January 31, 2010:  $1,583,402

Aggregate intrinsic value of options vested and expected to vest at January 31, 2010:  $1,879,229

As of January 31, 2010, $553,651 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.87 years.

Stock Option Expense

During the three months ended January 31, 2010 and 2009, stock-based compensation expense totaled $72,055 and $49,646, respectively. For the three months ended January 31, 2010 and 2009, stock-based compensation classified in cost of sales amounted to $8,826 and $3,498 and stock-based compensation classified in selling and general expense amounted to $63,229 and $46,148 respectively.

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 19% of the Company’s net sales for the three month period ended January 31, 2010. Two customers accounted for approximately 14% and 13% of the Company’s net sales for the three month period ended January 31, 2009. Although these customers have been on-going major customers of the Company continuously during the past ten and thirteen years, respectively, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits.

Note 6 - Segment Information

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month periods ended January 31, 2010 and 2009:

	Three Months Ended January 31
	2010	2009

United States	$2,828,082	$2,773,233
Foreign countries:
Israel	190,634	512,149
All other	294,155	297,201

Totals	$3,312,871	$3,582,583

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended January 31, 2010 and 2009 are as follows:

2010	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$2,901,876	$358,188	$52,807		$3,312,871
Income (loss) before provision for income taxes	342,699	48,392	(172,606)	$26,073	244,558
Depreciation and amortization	38,664	4,040	6,965		49,669

2009
Net sales	$3,128,257	273,157	$181,169		$3,582,583
Income (loss) before provision for income taxes	300,348	(15,795)	(143,384)	$82,348	223,517
Depreciation and amortization	52,090	3,421	6,909		62,420

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three months ended January 31, 2010 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of January 31, 2010, the Company estimated that its effective annual tax rate for the year ending October 31, 2010 will be approximately 41.4%, which is above the expected statutory rate primarily due to state income taxes, net of federal benefit.

The provision for income taxes during the first quarter of 2010 was $101,189 (or an effective tax rate of approximately 41%), compared to $61,078 in the fiscal quarter ended January 31, 2009 (or an effective tax rate of approximately 27%). The significant increase in the tax rate in the first fiscal quarter of 2010 is primarily due to the Company’s recognition of a one time tax benefit of approximately $32,000 in the prior comparable quarter that related to a domestic product activity adjustment. Without this adjustment, the effective tax rate for the three months ended January 31, 2009 would have been higher and comparable to the 2010 rate.

Note 8 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	January 31, 2010	October 31, 2009
Intangible assets
Software	$47,522	$47,522
Accumulated amortization	(35,641)	(31,681)
	11,881	15,841

Customer list	33,945	33,945
Accumulated amortization	(25,459)	(22,630)
	8,486	11,315

Totals	$20,367	$27,156

Note 9 – Goodwill:

As of January 31, 2010 and October 31, 2009, the goodwill balance related solely to the Aviel division. Management believes this goodwill balance is not currently impaired. However, at October 31, 2009 the estimated fair value of the goodwill balance exceeded the carrying value of the Aviel reporting unit by only 2%. This indicates that the fair value could be less than the associated carrying value at some point in the future. The key assumptions that drive the fair value estimate are sales. For the quarter ended January 31, 2010, primarily due to the current effects of the global recession, the Aviel reporting unit experienced a net loss of approximately $4,000. Management believes that future years for this division will be profitable; however, there is no assurance that this will in fact be the case. Future recurring losses at the Aviel reporting unit could cause an impairment charge to goodwill in the future.

Note 10 – Related party transactions:

The note receivable from stockholder of $66,980 at January 31, 2010 and October 31, 2009 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President. During the three months ended January 31, 2010 and 2009, $4,019 of interest was paid.

Note 11- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	January 31, 2010	October 31, 2009

Wages payable	$335,269	$426,596
Accrued receipts	252,712	183,212
Other current liabilities	55,303	63,272

Totals	$643,284	$673,080

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	January 31, 2010	October 31, 2009

Tax related liabilities	$241,344	$241,344
Deferred lease liabilities	89,085	79,686
Other long-term liabilities	6,648	-

Totals	$337,077	$321,030

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis and Plan of Operation,” under the caption “Risk Factors,” and the audited financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2009 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The condensed financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented approximately one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 88% of the Company’s net sales during the three month period ended January 31, 2010, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of January 31, 2010, the amount of cash and cash equivalents was equal to $1,196,000 in the aggregate and the Company had $6,674,000 of investments in certificates of deposit.

•	As of January 31, 2010, the Company had $16,039,000 in current assets and $1,027,000 in current liabilities.

•	As of January 31, 2010, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

The Company does not anticipate needing material additional capital equipment in the next twelve months.  In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable or, if obtained, would be on favorable terms or conditions.

The Company recognized net income of $143,369 for the three months ended January 31, 2010. The Company used $206,748 for the purchase of inventory, and $171,880 for prepaid expenses and deposits. These outlays were partially offset by increased collections of accounts receivable of $267,649 and a decrease in income taxes paid of $11,189, which resulted in cash provided from operating activities of $243,346 during the three months ended January 31, 2010.  The Company liquidated $1,464,327 of short term investments, which consisted entirely of certificates of deposit, during the January 31, 2010 quarter and invested $1,661,636 of those, and other funds in new certificates of deposit.  The Company spent $75,680 on capital expenditures during the three months ended January 31, 2010. As a result of these investment activities, the Company used $272,989 in investing activities. The Company’s overall cash position decreased by $29,643 during the three months ended January 31, 2010.

Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2010 decreased approximately 12%, or by $277,378 to $1,985,887 compared to the October 31, 2009 balance of $2,263,265. The decrease in accounts receivable is due to improved receivables management and collection efforts by the Company.

Inventories at January 31, 2010 increased 4%, or $206,748 to $5,191,669 compared to $4,984,921 at October 31, 2009. The increase in inventories is due to increased purchases during the three months ended January 31, 2010.  In order to obtain better quantity discounts from our vendors, we have increasingly purchased inventories in larger bulk quantities, which purchases result in larger fluctuations in inventory levels.  In addition, we adjusted our inventory purchases to reflect changes in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $171,879 to $512,241 as of January 31, 2010, from $340,362 on October 31, 2009 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable at January 31, 2010 increased $72,068 to $297,042 from $224,974 on October 31, 2009. The change in accounts payable is related to an increase in the purchase of inventories during the current period.

Net cash used in investing activities was $272,989 for the three months ended January 31, 2010 and was attributable to the purchase of $1,661,636 of certificates of deposit (the proceeds of which were received, in part, from the sale of $1,464,327 of certificates of deposit), and $75,680 of capital expenditures.

As of January 31, 2010, the Company had a total of $1,196,284 of cash and cash equivalents compared to a total of $1,225,927 of cash and cash equivalents as of October 31, 2009. However, the amount of short term investments in certificates of deposits increased by $197,311 to $6,674,292 from $6,476,981 on October 31, 2009 due to more investments in certificates of deposits compared with prior period. Collectively, the amount of cash and certificates of deposits that the Company held on January 31, 2010 increased by $167,668 from the amount held on October 31, 2009 due to the cash flows from operations and cash flows from investing activities during the fiscal quarter ended January 31, 2010. At the end of the January 31, 2010 fiscal quarter, the Company had working capital of $15,011,924 and a current ratio of approximately 16:1.

Results Of Operations

Three Months Ended January 31, 2010 vs. Three Months Ended January 31, 2009

Net sales in the current fiscal quarter ended January 31, 2010, decreased 8%, or $270,000 to $3,313,000 from $3,583,000 in the comparable fiscal quarter of prior year, due to decreased sales of the Company’s connectors and radio modems. Sales decreased from the prior year’s period due to current world-wide negative economic conditions, which caused some of the Company’s distributors to carry lower inventory levels and in turn resulted in lower sales to these distributors in the first quarter of fiscal 2010.   The decrease in sales in the RF connector segment and the wireless segment was partially offset by an increase in sales in the medical cabling segment.

Part of the $270,000 decrease in total sales was the result of a decrease in foreign sales.  Domestically, the Company’s net sales increased.  However, foreign sales during the fiscal quarter ended January 31, 2010 decreased significantly by $324,561 to $484,789 compared to foreign sales of $809,350 during the fiscal quarter ended January 31, 2009. Foreign sales represented approximately 15% and 23% of the Company’s net sales during the fiscal quarters ended January 31, 2010 and 2009, respectively. The decrease in foreign sales is primarily due to a significant decrease in cable assembly sales to one major international customer in Israel.

The Company’s gross profit as a percentage of sales increased 3% to 49% during the current fiscal quarter compared to 46% in the comparable fiscal quarter of prior year.  The Company operates in three segments.  Although the gross profit margin of the RF Connector and Cable Assembly segment increased by 2%, and the gross profit margin of the Medical Cabling & Interconnector segment increased by 22%, the gross profit margin of the RF Wireless segment was negative during the fiscal 2010 quarter.  The negative gross margin was due to a decrease in sales of wireless radio modems, which caused net sales to decrease by $128,362 to $52,807 from $181,169 in the prior comparable period. The Company was unable to reduce its fixed cost of sales in the RF Wireless segment to match the decrease in sales in that segment. The gross profit margin of the Medical Cabling and Interconnector segment increased by 22% to 32% compared with 10% in the prior comparable quarter primarily as a result of the increase in sales compared to the comparable quarter in 2009.  During the first quarter of fiscal 2010, the Company’s fixed component cost of labor was lower than in the prior comparable quarter of fiscal 2009, which caused an increase in gross margins in its Connector and Cable Assembly and Medical Cabling and Interconnector segments.  Sales of the RF Connector and Cable assembly segment accounted for approximately 88% of the Company’s total sales and 82% of the total cost of sales in the current three month period, compared to 87% of the Company’s total sales and 81% of the total cost of sales in the comparable quarter of prior year.

Engineering expenses decreased 24%, or $62,004, to $193,722 from $255,726 in the comparable quarter of the prior year due to current outstanding projects nearing completion.

Selling and general expenses decreased 2% or $31,058 to $1,217,733 from $1,248,791 in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses was due primarily to a decrease in accounting and legal fees attributable to cost cutting initiatives.  These decreases were partially offset by an increase in non-cash stock option expenses incurred during the quarter ended January 31, 2010.

Other income for the first quarter of 2010 decreased $56,275 or 68% to $26,073 compared to $82,348 in the comparable quarter of the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

Despite the decrease in net sales for the fiscal 2010 quarter, the Company generated income before the provision for income taxes during the fiscal quarter ended January 31, 2010 of $244,558 because of the increase in gross profit as a percentage of sales and a decrease in operating expenses.  Income before provision for income taxes for the fiscal quarter ended January 31, 2009 was $223,517.

The provision for income taxes during the first quarter of 2010 was $101,189 (or an effective tax rate of approximately 41%), compared to $61,078 in the fiscal quarter ended January 31, 2009 (or an effective tax rate of approximately 27%). The significant increase in the tax rate in the first fiscal quarter of 2010 is primarily due to the Company’s recognition of a one-time tax benefit of approximately $32,000 in the prior comparable quarter that related to a domestic product activity adjustment.  Without this adjustment, the effective tax rate for the three months ended January 31, 2009 would have been higher and comparable to the 2010 rate.

Although net sales decreased in the fiscal 2010 quarter by $270,000 compared to prior year’s fiscal period, gross profits only decreased by $16,000 due to an increase in gross margins.  The Company’s ability to decrease its engineering expenses by $62,000 and it selling and general expenses by $31,000 from prior comparable quarter resulted in an increase in the Company’s operating income for the first fiscal quarter of 2010 (operating income increased by $77,316 to $218,485 from prior comparable quarter from $141,169). The increase in operating income was offset by lower interest income and higher income taxes. Accordingly, net income for the fiscal quarter ended January 31, 2010 was $143,369 compared to $162,439 for the same period last year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report.

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.  In January 2010, the Company issued 2,615 shares of its common stock to Radiomobile, Inc. as additional consideration under an earn-out provision for the Radiomobile assets that the Company acquired in August 2007. The foregoing securities were issued without the use of a placement agent or underwriter and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 5.  Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press release, dated March 11, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: March 11, 2010	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: March 11, 2010	By:	/s/ James Doss
James Doss
Chief Financial Officer