Form 10-Q
period 2010-04-30
R F INDUSTRIES LTD
filed 2010-06-08
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 1, 2010 was 2,850,928.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2010	October 31, 2009
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$736,483	$1,225,927
Certificates of deposit	7,325,506	6,476,981
Trade accounts receivable, net of allowance for doubtful accounts of $45,889 and $52,892	1,748,577	2,263,265
Inventories	4,893,923	4,984,921
Other current assets	345,191	340,362
Deferred tax assets	478,200	478,200
TOTAL CURRENT ASSETS	15,527,880	15,769,656

Equipment and furnishings:
Equipment and tooling	2,383,016	2,365,160
Furniture and office equipment	496,826	425,389
	2,879,842	2,790,549
Less accumulated depreciation	2,315,041	2,224,745
TOTAL	564,801	565,804

Long-term certificates of deposit	738,172	-
Goodwill	137,328	137,328
Amortizable intangible asset, net	13,578	27,156
Note receivable from stockholder	66,980	66,980
Other assets	32,158	31,276
TOTAL ASSETS	$17,080,897	$16,598,200

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2010	October 31, 2009
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$169,272	$224,974
Accrued expenses	657,782	673,080
Income taxes payable	20,064	75,134
TOTAL CURRENT LIABILITIES	847,118	973,188

Deferred tax liabilities	50,500	50,500
Other long-term liabilities	332,804	321,030
TOTAL LIABILITIES	1,230,422	1,344,718

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 2,850,928 and 2,848,313 shares issued and outstanding	28,509	28,483
Additional paid-in capital	6,626,338	6,502,447
Retained earnings	9,195,628	8,722,552
TOTAL STOCKHOLDERS’ EQUITY	15,850,475	15,253,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,080,897	$16,598,200

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009

Net sales	$3,778,159	$3,524,716	$7,091,030	$7,107,299

Cost of sales	1,821,552	1,802,049	3,504,483	3,738,946

Gross profit	1,956,607	1,722,667	3,586,547	3,368,353

Operating expenses:

Engineering	211,889	294,514	405,611	550,239

Selling and general	1,165,957	1,147,488	2,383,690	2,396,279

Totals	1,377,846	1,442,002	2,789,301	2,946,518

Operating income	578,761	280,665	797,246	421,835

Other income - interest	13,721	43,765	39,794	126,113

Income before provision for income taxes	592,482	324,430	837,040	547,948

Provision for income taxes	262,784	109,817	363,973	170,895

Net income	$329,698	$214,613	$473,067	$377,053

Basic earnings per share	$0.12	$0.07	$0.17	$0.12

Diluted earnings per share	$0.10	$0.07	$0.15	$0.11

Basic weighted average shares outstanding	2,850,928	2,962,620	2,849,850	3,042,660

Diluted weighted average shares outstanding	3,210,312	3,225,956	3,194,862	3,336,811

Dividends paid	$-	$-	$-	$94,780

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30
(UNAUDITED)

	2010	2009
OPERATING ACTIVITIES:
Net income	$473,067	$377,053
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense adjustment	(7,003)	4,956
Depreciation and amortization	103,659	132,747
Loss on disposal of equipment	-	4,827
Stock-based compensation expense	113,917	77,210
Changes in operating assets and liabilities:
Trade accounts receivable	521,691	188,711
Inventories	90,998	242,174
Other current assets	(4,829)	(184,387)
Other long-term assets	(882)	(6,394)
Accounts payable	(55,702)	(125,938)
Income taxes payable	(55,070)	(214,408)
Accrued expenses	(5,289)	(51,651)
Other long-term liabilities	11,774	17,860
Net cash provided by operating activities	1,186,331	462,760

INVESTING ACTIVITIES:

Purchase of certificates of deposit	(3,400,024)	(2,117,184)
Sale of short-term investments	1,813,327	3,400,303
Capital expenditures	(89,078)	(155,807)
Net cash provided by (used in) investing activities	(1,675,775)	1,127,312

FINANCING ACTIVITIES:
Purchases of treasury stock	-	(1,415,915)
Dividends paid	-	(94,780)
Net cash used in financing activities	-	(1,510,695)

Net increase (decrease) in cash and cash equivalents	(489,444)	79,377

Cash and cash equivalents, beginning of period	1,225,927	1,060,838

Cash and cash equivalents, end of period	$736,483	$1,140,215

Supplemental cash flow information – income taxes paid	$425,000	$295,000

Noncash investing and financing activities:
Retirement of treasury stock	$-	$1,415,915
Stock issuance related to contingent liability	$10,000	$30,000

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2009 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2009 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2009 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended April 30, 2010, are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. The Company has evaluated subsequent events through the date of filing for this Form 10-Q.

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

	April 30, 2010	October 31, 2009

Raw materials and supplies	$1,533,590	$1,355,504
Work in process	38,158	8,105
Finished goods	3,351,114	3,685,950
Inventory reserve	(28,939)	(64,638)

Total	$4,893,923	$4,984,921

Purchases of connector products from three major vendors in the six month period ended April 30, 2010 represented 19%, 18%, and 13% compared to one major vendor who represented 22% of total inventory purchases for the same period in 2009. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At April 30, 2010, the effects of the assumed exercise of options to purchase 356,585 shares of the Company’s common stock, at a price range of $4.94 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At April 30, 2009, the effects of the assumed exercise of options to purchase 407,699 shares of the Company’s common stock, at a price of $3.95 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009

Weighted average shares outstanding for basic net earnings per share	2,850,928	2,962,620	2,849,850	3,042,660

Add effects of potentially dilutive securities-assumed exercise of stock options	359,384	263,336	345,012	294,151

Weighted average shares for diluted net earnings per share	3,210,312	3,225,956	3,194,862	3,336,811

Note 4 - Stock-based compensation and equity transactions

            The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Nonqualified stock options granted during the six month period ended April 30, 2010 vest and are exercisable immediately and expire in five years from date of grant. There were no stock options granted during the quarter ended April 30, 2010.  The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the six months ended April 30, 2010 and 2009 was estimated to be $1.63 and $1.32 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

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

Issuances of common stock by the Company

During the six months ended April 30, 2010, the Company issued 2,615 shares of common stock valued at approximately $10,000 to the former owner of RadioMobile to fully satisfy the earn-out contingency accrual. This transaction related to the RadioMobile Purchase Agreement earn-out contingency as more fully described in Note 11 of the Company’s Annual Report 10-K for the year ended October 31, 2009.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2010 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2009	1,243,306	$3.74
Options granted	16,000	$4.49
Options exercised	-	$-
Options canceled or expired	(2,000)	$6.76
Options outstanding at April 30, 2010	1,257,306	$3.74
Options exercisable at April 30, 2010	921,909	$3.70
Options vested and expected to vest at April 30, 2010	1,249,021	3.72

Weighted average remaining contractual life of options outstanding as of April 30, 2010: 4.67 years

Weighted average remaining contractual life of options exercisable as of April 30, 2010: 4.43 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2010: 4.64 years

Aggregate intrinsic value of options outstanding at April 30, 2010: $2,273,079

Aggregate intrinsic value of options exercisable at April 30, 2010: $1,862,863

Aggregate intrinsic value of options vested and expected to vest at April 30, 2010: $2,258,100

As of April 30, 2010, $508,306 of expense with respect to non-vested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.79 years.

Stock Option Expense

During the six-month period ended April 30, 2010 and April 30, 2009, stock based compensation expense totaled $113,712 and $77,210 respectively. In the three-month period ended April 30, 2010 and April 30, 2009, stock based compensation expense totaled $41,657 and $27,564 respectively. For the six months ended April, 2010 and 2009, stock-based compensation classified in cost of sales amounted to $17,243 and $6,615 and stock-based compensation classified in selling and general expense amounted to $96,469 and $70,595 respectively.

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 22% and 19% of the Company’s net sales for the three and six month periods ended April 30, 2010, respectively. One customer accounted for approximately 14% of the Company’s net sales for the three month period ended April 30, 2009, while two customers accounted for 13% and 10%  of net sales for the six-month period ended April 30, 2009. Although these customers have been on-going major customers of the Company continuously during the past ten and thirteen years respectively, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s revenues and profits.

Note 6 - Segment Information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has three segments - RF Connector and Cable Assembly, Medical Cabling and Interconnector, and RF Wireless based upon this evaluation.

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

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly, Aviel Electronics, and Oddcables.com (formerly known as Worswick) divisions into the RF Connector and Cable Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2010 and 2009:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009

United States	$3,375,827	$2,979,452	$6,182,542	$5,753,749
Foreign countries:
Israel	157,381	173,570	348,015	685,718
All other	244,951	371,694	560,473	667,832

	$3,778,159	$3,524,716	$7,091,030	$7,107,299

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended April 30, 2010 and 2009 are as follows:

2010	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
Net sales	$3,271,053	$424,618	$82,488			$3,778,159
Income (loss) before provision for income taxes	674,605	95,048	(190,892)		$13,721	592,482
Depreciation and amortization	41,171	5,645	7,174			53,990
207 2009
Net sales	$2,936,842	303,414	$284,460	$		$3,524,716
Income (loss) before provision for income taxes	441,659	(17,961)	(143,033)		43,765	324,430
Depreciation and amortization	54,836	3,875	11,616			70,327

 Net sales, income (loss) before provision for income taxes and other related segment information for the six months ended April 30, 2010 and 2009 are as follows:

2010	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
Net sales	$6,172,929	$782,806	$135,295			$7,091,030
Income (loss) before provision for income taxes	1,017,305	143,440	(363,499)		$39,794	837,040
Depreciation and amortization	79,836	9,685	14,138			103,659
2009
Net sales	$6,065,099	576,571	$465,629	$		$7,107,299
Income (loss) before provision for income taxes	742,008	(33,756)	(286,417)		126,113	547,948
Depreciation and amortization	106,751	7,296	18,700			132,747

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three and six months ended April 30, 2010 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of April 30, 2010, the Company estimated that its effective annual tax rate for the year ending October 31, 2010 will be approximately 43.5% which is above the expected statutory rate primarily due to state income taxes, net of federal benefit.

The provision for income taxes during the six-month period ended April 30, 2010 was $363,973 (or an effective tax rate of approximately 43.5%), compared to $170,895 in the six-month period ended April 30, 2009 (or an effective tax rate of approximately 31.0%). The increase in the tax rate in the six-month period ended April 30, 2010 is primarily due to the Company’s recognition of a one-time tax benefit of approximately $39,000 in the prior comparable period that related to a domestic production activity adjustment. Without this adjustment, the effective tax rate for the six month period ended April 30, 2009 would have been higher and comparable to the 2010 rate.

Note 8 - Amortizable Intangible assets:

Amortizable intangible assets are comprised of the following:

	April 30, 2010	October 31, 2009
Intangible assets
Software	47,522	47,522
Accumulated amortization	(39,601)	(31,681)
	7,921	15,841

Customer list	33,945	33,945
Accumulated amortization	(28,288)	(22,630)
	5,657	11,315

Totals	$13,578	$27,156

Note 9 - Goodwill:

As of April 30, 2010 and October 31, 2009, the $137,328 goodwill balance related solely to the Aviel division. Management believes this goodwill balance is not currently impaired. However, at October 31, 2009 the estimated fair value of the goodwill balance exceeded the carrying value of the Aviel reporting division by 2%. This indicates that the fair value of the goodwill could be less than the associated carrying value at some point in the future. The key assumptions that drive the fair value estimate are sales. For the three and six month periods ended April 30, 2010, and primarily due to the current effects of the global recession, the Aviel reporting unit recorded net income of approximately $3,000 and a net loss of $1,000, respectively. Management believes that the Aviel division will be profitable in future years; however, there is no assurance that this will in fact be the case. Future recurring losses at the Aviel reporting unit could cause an impairment charge to goodwill in the future.

Note 10 - Related party transactions:

The note receivable from stockholder of $66,980 at April 30, 2010 and October 31, 2009 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by a lien on certain personal property. Interest income relating to the note receivable was approximately $2,000 for the six month period ended April 30, 2010 and 2009.

Note 11- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	April 30, 2010	October 31, 2009

Wages payable	$391,798	$426,596
Accrued receipts	192,496	183,212
Other current liabilities	73,488	63,272

Totals	$657,782	$673,080

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	April 30, 2010	October 31, 2009

Tax related liabilities	$241,344	$241,344
Deferred lease liability	91,460	79,686

Totals	$332,804	$321,030

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 87% of the Company’s net sales during both the three and six month periods ended April 30, 2010, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of April 30, 2010, the amount of cash and cash equivalents was equal to $736,483 in the aggregate and the Company had $8,063,678 of investments in certificates of deposit.

•	As of April 30, 2010, the Company had $15,527,880 in current assets, and $847,118 in current liabilities.

•	As of April 30, 2010, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company recognized net income of $473,067 for the six months ended April 30, 2010. The Company used $55,070 to pay taxes, $4,829 for prepaid expenses and deposits, and $55,702 to reduce accounts payables. These outlays were substantially offset by increased collections of accounts receivable of $521,691 and a decrease in purchases of inventory of $90,998, which resulted in cash provided from operating activities of $1,186,331 during the six months ended April 30, 2010. The Company liquidated $1,813,327 of short term investments, which consisted entirely of certificates of deposit, during the six months ended April 30, 2010 and invested those funds, plus some of its other cash resources, into $3,400,024 of new certificates of deposit. The Company spent $89,078 on capital expenditures during the six months ended April 30, 2010. As a result of these investment activities, the Company used $1,675,775 in investing activities. The Company’s overall cash position decreased by $489,444 during the six months ended April 30, 2010 primarily because it shifted some of its cash position into higher interest bearing certificates of deposit.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2010 decreased approximately 23%, or by $514,688 to $1,748,577 compared to the October 31, 2009 balance of $2,263,265. The decrease in accounts receivable is due to improved receivables management, tighter credit policies, and collection efforts by the Company.

Inventories at April 30, 2010 decreased by 2%, or $90,998 to $4,893,923 compared to $4,984,921 at October 31, 2009.  In order to obtain better pricing on our inventories, we make larger, less frequent inventory purchases.  Accordingly, inventory fluctuations reflect, in part, the timing of our inventory purchases.  In addition, we also adjust our inventory balances and our inventory purchases to reflect changes in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $4,829 to $345,191 as of April 30, 2010, from $340,362 on October 31, 2009 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable at April 30, 2010 decreased $55,702 to $169,272 from $224,974 on October 31, 2009. The change in accounts payable is related to a decrease in the purchase of inventories during the current period and to the timing of our payments.

Net cash used in investing activities was $1,675,775 for the six months ended April 30, 2010 and was attributable to the purchase of $3,400,024 of certificates of deposit, the redemption of $1,813,327 of certificates of deposit, and $89,078 of capital expenditures.

As of April 30, 2010, we had a total of $736,483 of cash and cash equivalents compared to a total of $1,225,927 of cash and cash equivalents as of October 31, 2009. However, the amount of investments in certificates of deposit increased by $1,586,697 to $8,063,678 from $6,476,981 on October 31, 2009 due to an increase in investments of certificates of deposit. Collectively, the amount of cash and certificates of deposit that we held on April 30, 2010 increased by $1,097,253 from the amount held on October 31, 2009 due to the cash flows from operations and cash flows from investing activities during the fiscal quarter ended April 30, 2010. The Company had working capital of $14,680,762 and a current ratio of approximately 18:1.

Results Of Operations

Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009

Net sales in the current fiscal quarter ended April 30, 2010, increased 7%, or $253,443 to $3,778,159 from $3,524,716 in the comparable fiscal quarter of prior year, due to increased sales at both the Connector and Cable and Medical Cabling segments. Sales of connectors and cable assemblies increased from the prior year’s period due to improved economic conditions.  Sales of our Medical Cabling and Interconnect segment also increased significantly by $121,204.  The increases in sales in both the Connector and Cable and Medical Cabling segments were substantially offset by a $201,972 decrease in sales in our RF Wireless segment.  Our RF Neulink division of the RF Wireless segment has been developing a new wireless radio modem that it anticipates will be released later this year, which product is expected to increase sales of the RF Wireless division.  Our RadioMobile division further negatively impacted the results of the RF Wireless segment due to lack of sales of its systems to its target market (mostly municipalities and government agencies) due in part to the effects of the economic downturn on the budgets of governmental entities.

The increase in domestic sales was partially offset by decreased foreign sales.  Foreign sales during the fiscal quarter ended April 30, 2010 decreased by $142,932 to $402,332 compared to foreign sales of $545,264 during the fiscal quarter ended April 30, 2009. Foreign sales represented approximately 11% and 15% of the Company’s net sales during the fiscal quarters ended April 30, 2010 and 2009, respectively. The decrease in foreign sales is primarily due to a decrease in cable assembly sales to one major international customer in Israel.

The Company’s gross profit as a percentage of sales increased 3% to 52% during the current fiscal quarter compared to 49% in the comparable fiscal quarter of prior year.  The Company operates in three segments.  Although the gross profit margins of the RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments increased by 3% and 17% respectively, the gross margin of the RF Wireless segment decreased 47% to an insignificant gross margin from the prior comparable quarter.  This was due to a decrease in sales of wireless radio modems, which caused net sales to decrease by $201,972 to $82,488 from $284,460 in the prior comparable period.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment increased by 17% to 39% compared with 22% in the prior comparable quarter.  This was due to an increase in sales of $121,204 from the prior comparable quarter and an increase of $21,761 in cost of goods sold from the prior comparable quarter. During the second quarter of fiscal 2010, the Company’s fixed component cost of labor was lower than in the prior comparable quarter of fiscal 2009, which caused an increase in gross margins in its RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments.  Sales at the RF Connector and Cable assembly segment accounted for approximately 87% of the Company’s total sales and 81% of the total cost of goods sold in the current three month period, compared to 83% of the Company’s total sales and 78% of the total cost of goods sold in the comparable quarter of prior year.

Engineering expenses decreased 28%, or $82,625, to $211,889 from $294,514 in the comparable quarter of the prior year due to certain projects nearing completion at the RF Wireless division and related decreases in contract labor expense.

Selling and general expenses remained mostly unchanged, increasing by $18,469 to $1,165,957 from $1,147,488 in the comparable quarter of the prior fiscal year.

Other income for the second quarter of 2010 decreased $30,044 compared to the same period in the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the increase in revenues and the increase in gross profit as a percentage of sales, income before the provision for income taxes during the fiscal quarter ended April 30, 2010 increased by $268,052 to $592,482. Income before provision for income taxes for the fiscal quarter ended April 30, 2009 was $324,430.

The provision for income taxes during the second fiscal quarter of 2010 was $262,784 (or a combined estimated Federal and state income tax rate of approximately 43.5%), compared to $109,817 in the fiscal quarter ended April 30, 2009 (or a combined estimated Federal and state income tax rate of approximately 34%). The 9.5% increase in the combined statutory Federal and state tax rate in the second fiscal quarter of 2010 compared with the rate of 34% of the prior comparable quarter of 2009 is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. The significant increase in the tax rate in the three month period ended April 30, 2010 is primarily due to the Company’s recognition of a one-time tax benefit of approximately $7,000 in the prior comparable quarter that related to a domestic production activity adjustment. Without this adjustment, the effective tax rate for the three month period ended April 30, 2009 would have been comparable to the 2010 rate.

Net sales increased in the second fiscal 2010 quarter by $253,443 compared to prior year’s fiscal period, and gross profit increased  by $233,940 due to an overall increase in gross margins. The Company’s ability to decrease its engineering expenses by $82,625 and keep its selling and general expenses approximately consistent with the prior comparable quarter resulted in an increase in the Company’s operating income for the second fiscal quarter of 2010 (operating income increased to $578,761 from prior comparable quarter from $280,665). The increase in operating income was offset by lower interest income and higher income taxes. Accordingly, net income for the fiscal quarter ended April 30, 2010 was $329,698 compared to $214,613 for the same period last year.

Six Months Ended April 30, 2010 vs. Six Months Ended April 30, 2009

Net sales in the six month period ended April 30, 2010, were essentially unchanged from the six month period in 2009.  Sales for the six months ended on April 30, 2010 decreased by $16,269 to $7,091,030 from $7,107,299 in the comparable fiscal period of prior year.  Sales in both the Connector and Cable and Medical Cabling and Interconnector segments increased during the 2010 six-month period compared to the 2009 six-month period as the economy improved and demand of RF products increased.  The increases in those two segments were offset by a significant decrease in sales in 2010 in the third segment, the RF Wireless division.  Sales at the RF Wireless segment decreased from the prior year’s period due to a decrease in the sale of RF Neulink’s radio modems and minimal sales generated by the RadioMobile division of that segment.   In the 2009 period, RF Neulink completed a larger sale of its radio transponders to the U.S. military.  In order to attract increased interest in its radio modems, the RF Wireless division has been developing a new radio modem that it expects to release later this year.

The increase in domestic sales was partially offset by decreased foreign sales.  Foreign sales during the six month period ended April 30, 2010 decreased by $445,062 to $908,488 compared to foreign sales of $1,353,550 during the six month period ended April 30, 2009. Foreign sales represented approximately 13% and 19% of the Company’s net sales during the six month period ended April 30, 2010 and 2009, respectively. The decrease in foreign sales is primarily due to cable assembly sales to one major international customer in Israel.

The Company’s gross profit as a percentage of sales increased 4% to 51% during the six month period ended April 30, 2010 compared to 47% in the comparable six month period of prior year.  The Company operates in three segments.  Although the gross profit margins of the RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments increased by 3% and 20% respectively, the gross margin of the RF Wireless segment decreased 43% to a negative gross margin from the prior comparable six month period ended April 30, 2009.  This was due primarily to a decrease in sales of wireless radio modems, which caused net sales to decrease by $330,334 to $135,295 from $465,629 in the prior comparable six month period ended.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment increased by 20% to 36% compared with 16% in the prior comparable six month period ended April 30, 2009.  This was due to an increase in sales of $206,235 from the prior comparable quarter coupled with an increase of $17,619 in cost of goods sold from the prior comparable quarter. During the six-month period ended April 30, 2010, the Company’s fixed component cost of labor was lower than in the prior comparable period of fiscal 2009, which caused an increase in gross margins in its segments. Sales of the RF Connector and Cable assembly segment accounted for approximately 87% of the Company’s total sales and 82% of the total cost of goods sold in the current six month period, compared to 85% of the Company’s total sales and 80% of the total cost of goods sold in the comparable six month period of prior year.

Engineering expenses decreased 26% or $144,628 to $405,611 from $550,239 in the comparable six month period of the prior year due to certain projects nearing completion at the RF Wireless division and related decreases in contract labor expense.

Selling and general expenses was unchanged, decreasing insignificantly by 1% or $12,589 to $2,383,690 from $2,396,279 in the comparable six month period of the prior year. We have actively monitored our selling and general expenses, which is reflected in the insignificant change in these expenses.

Other income for the six months ended April 30, 2010 decreased $86,319 compared with the same six month period of the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales, the decrease in engineering expenses, and the decrease in selling and general expenses, income before provision for income taxes during the six months ended April 30, 2010 increased by 53% or $289,092 to $837,040 from $547,948 in the comparable six month period of the prior year.

The provision for income taxes during the six months ended April, 30 2010 was $363,973 (or a combined estimated Federal and state income tax rate of approximately 43.5%), compared to $170,895 in the six months ended April 30, 2009 (or a combined estimated Federal and state income tax rate of approximately 31%). The increase in the tax rate in the six month period ended April 30, 2010 compared to prior comparable period is primarily due to the Company’s recognition of a one-time tax benefit of approximately $39,000 in the prior comparable period that related to a domestic production activity adjustment. Without this adjustment, the effective tax rate for the six month period ended April 30, 2009 would have been comparable to the 2010 rate.

The minor decrease in sales in the six-month period ended April 30, 2010 compared to prior year’s six month period was offset by an overall increase in gross margins, which resulted in a $218,194 increase in gross profits. The increase in gross profits was supplemented by a slight decrease in this year’s selling and general expenses.  As a result, the Company’s operating income for the six months ended April 30, 2010 increased by $375,411 to $797,246 from the prior comparable six month period.  The increase in operating income was partially offset by lower interest income and higher income taxes. However, net income for the six-month period ended April 30, 2010 was $473,067 compared to $377,053 for the same period of the prior year.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.   Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report.

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

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

Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 4.  RESERVED

Item 5.  Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated June 8, 2010 announcing the financial results for the fiscal quarter ending April 30, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: June 8, 2010	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: June 8, 2010	By:	/s/ James Doss
James Doss
Chief Financial Officer