Form 10-Q
period 2010-07-31
R F INDUSTRIES LTD
filed 2010-09-13
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

Form 10-Q
_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
Commission file number:  0-13301

_______________________

RF INDUSTRIES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Building 6000 San Diego, California	92126
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 1, 2010 was 2,850,928.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2010	October 31, 2009
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,580,511	$1,225,927
Certificates of deposit	7,328,138	6,476,981
Trade accounts receivable, net of allowance for doubtful accounts of $62,475 and $52,892	1,981,975	2,263,265
Inventories	4,481,907	4,984,921
Other current assets	487,946	340,362
Deferred tax assets	478,200	478,200
TOTAL CURRENT ASSETS	16,338,677	15,769,656

Equipment and furnishings:
Equipment and tooling	2,415,336	2,365,160
Furniture and office equipment	501,588	425,389
	2,916,924	2,790,549
Less accumulated depreciation	2,362,999	2,224,745
TOTALS	553,925	565,804

Long-term certificates of deposit	746,624	-
Goodwill	-	137,328
Amortizable intangible asset, net	6,789	27,156
Note receivable from stockholder	66,980	66,980
Other assets	32,158	31,276
TOTAL ASSETS	$17,745,153	$16,598,200

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2010	October 31, 2009
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$352,825	$224,974
Accrued expenses	832,979	673,080
Income taxes payable	-	75,134
TOTAL CURRENT LIABILITIES	1,185,804	973,188

Deferred tax liabilities	50,500	50,500
Other long-term liabilities	302,564	321,030
TOTAL LIABILITIES	1,538,868	1,344,718

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 10,000,000 shares of $0.01 par value; 2,850,928 and 2,848,313 shares issued and outstanding	28,509	28,483
Additional paid-in capital	6,669,942	6,502,447
Retained earnings	9,507,834	8,722,552
TOTAL STOCKHOLDERS’ EQUITY	16,206,285	15,253,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,745,153	$16,598,200

See Notes to Condensed Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Net sales	$4,230,032	$3,294,290	$11,321,062	$10,401,589

Cost of sales	2,213,128	1,670,358	5,717,611	5,409,304

Gross profit	2,016,904	1,623,932	5,603,451	4,992,285

Operating expenses:

Engineering	218,975	255,682	624,586	805,921

Selling and general	1,354,395	1,339,847	3,738,085	3,736,126

Totals	1,573,370	1,595,529	4,362,671	4,542,047

Operating income	443,534	28,403	1,240,780	450,238

Other income - interest	28,062	22,764	67,856	148,877

Income before provision for income taxes	471,596	51,167	1,308,636	599,115

Provision for income taxes	159,326	40,590	523,299	211,485

Net income	$312,270	$10,577	$785,337	$387,630

Basic earnings per share	$0.11	$0.00	$0.28	$0.13

Diluted earnings per share	$0.10	$0.00	$0.25	$0.12

Basic weighted average shares outstanding	2,850,928	2,869,928	2,850,210	2,985,083

Diluted weighted average shares outstanding	3,218,376	3,161,904	3,202,701	3,278,509

Dividends paid	$-	$-	$-	$94,780

See Notes to Condensed Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31
(UNAUDITED)

	2010	2009
OPERATING ACTIVITIES:
Net income	$785,337	$387,630
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,020	13,722
Depreciation and amortization	158,404	194,171
Goodwill impairment	137,328	209,763
Inventory write-off	247,539
Loss on disposal of equipment		4,827
Stock-based compensation expense	157,522	124,786

Changes in operating assets and liabilities:
Trade accounts receivable	279,269	190,374
Inventories	255,475	650,628
Other current assets	(147,584)	(291,605)
Other long-term assets	(882)	(394)
Accounts payable	127,851	(95,329)
Accrued expenses	170,060	(183,983)
Income taxes payable	(75,134)	(329,733)
Other long-term liabilities	(18,466)	57,046
Net cash provided by operating activities	2,078,739	931,903

INVESTING ACTIVITIES:
Purchases of certificates of deposit	(3,411,107)	(2,117,184)
Sale of certificates of deposit	1,813,327	4,478,821
Capital expenditures	(126,375)	(158,403)
Net cash provided by (used in) investing activities	(1,724,155)	2,203,234

FINANCING ACTIVITIES:
Purchases of treasury stock	-	(1,609,150)
Dividends paid	-	(94,780)
Net cash used in financing activities	-	(1,703,930)

Net increase in cash and cash equivalents	354,584	1,431,207

Cash and cash equivalents, beginning of period	1,225,927	1,060,838

Cash and cash equivalents, end of period	$1,580,511	$2,492,045

Supplemental cash flow information – income taxes paid	$633,000	$550,000

Supplemental noncash investing and financing activities:
Retirement of treasury stock	$-	$1,609,151
Stock issuance related to contingent liability	$10,000	$30,000

See Notes to Condensed Unaudited Financial Statements.

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2009 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2009 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2009 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

Revenue recognition

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after purchase orders are received, which contain a fixed price and the products are shipped. Most of the Company’s products are sold to continuing customers with established credit histories.

Note 2 - Components of inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	July 31, 2010	October 31, 2009

Raw materials and supplies	$1,280,765	$1,355,504
Work in process	46,031	8,105
Finished goods	3,198,519	3,685,950
Inventory reserve	(43,408)	(64,638)

Totals	$4,481,907	$4,984,921

Purchases of connector products from three major vendors in the nine month period ended July 31, 2010 represented 22%, 15%, and 13% compared to one major vendor who represented 23% of total inventory purchases for the same period in 2009. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.   The decrease in inventories is also attributable to a write-off of $247,539 of obsolete inventory at the Neulink division, which is a significant portion of the decrease in inventories compared to prior comparable nine month period.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. For the three months ended July 31, 2010, the effects of the assumed exercise of options to purchase 271,539 shares of the Company’s common stock, at a price range of $5.12 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. For both the three and nine months ended July 31, 2009, the effects of the assumed exercise of options to purchase 391,439 shares of the Company’s common stock, at a price of $3.95 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. For the nine months ended July 31, 2010, the effects of the assumed exercise of options to purchase 270,039 shares of the Company’s common stock, at a price range of $5.42 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009

Weighted average shares outstanding for basic net earnings per share	2,850,928	2,869,928	2,850,210	2,985,083

Add effects of potentially dilutive securities-assumed exercise of stock options	367,448	291,976	352,491	293,426

Weighted average shares for diluted net earnings per share	3,218,376	3,161,904	3,202,701	3,278,509

Note 4 - Stock-based compensation and equity transactions

            The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Non-qualified stock options granted during the nine months ended July 31, 2010 vest and are exercisable immediately and expire in five years from date of grant. There were no stock options granted during the quarter ended July 31, 2010. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the nine months ended July 31, 2010 and 2009 was estimated to be $1.63 and $1.51 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

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

Issuances of common stock by the Company

During the nine months ended July 31, 2010, the Company issued 2,615 shares of common stock valued at approximately $10,000 to the former owner of RadioMobile to fully satisfy the earn-out contingency accrual. The RadioMobile Purchase Agreement earn-out contingency is more fully described in Note 11 of the Company’s Annual Report 10-K for the year ended October 31, 2009.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2010 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2009	1,243,306	$3.74
Options granted	16,000	$4.49
Options exercised	-	$-
Options canceled or expired	(19,882)	$4.73
Options outstanding at July 31, 2010	1,239,424	$3.74
Options exercisable at July 31, 2010	922,242	$3.70
Options vested and expected to vest at July 31, 2010	1,232,414	3.74

Weighted average remaining contractual life of options outstanding as of July 31, 2010: 4.41 years

Weighted average remaining contractual life of options exercisable as of July 31, 2010: 4.18 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2010: 4.39 years

Aggregate intrinsic value of options outstanding at July 31, 2010: $2,542,844

Aggregate intrinsic value of options exercisable at July 31, 2010: $2,051,198

Aggregate intrinsic value of options vested and expected to vest at July 31, 2010: $2,528,462

As of July 31, 2010, $461,434 of expense with respect to non-vested stock-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.75 years.

Stock Option Expense

During the nine-months ended July 31, 2010 and 2009, stock-based compensation expense totaled $157,522 and $124,786, respectively. For the three-months ended July 31, 2010 and July 31, 2009, stock-based compensation expense totaled $43,605 and $47,576, respectively. For the nine months ended July, 2010 and 2009, stock-based compensation classified in cost of sales amounted to $26,247 and $9,898 and stock-based compensation classified in selling and general expense amounted to $131,275 and $114,888, respectively. For the three months ended July 31, 2010 and 2009, stock-based compensation classified in cost of sales amounted to $9,004 and $3,283 and stock-based compensation classified in selling and general expense amounted to $34,806 and $44,293, respectively.

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 24% and 23% of the Company’s net sales for the three and nine month periods ended July 31, 2010, respectively. One customer accounted for approximately 21% and 14% of the Company’s net sales for the three and nine month periods ended July 31, 2009, respectively.  Although this customer has been an on-going major customer of the Company continuously during the past thirteen years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 6 - Segment Information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has three segments - RF Connector and Cable Assembly, Medical Cabling and Interconnector, and RF Wireless based upon this evaluation.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

United States	$3,654,004	$2,890,715	$9,767,347	$8,622,873
Foreign countries:
Israel	289,061	179,455	637,076	865,173
All other	286,967	224,120	916,639	913,543

	$4,230,032	$3,294,290	$11,321,062	$10,401,589

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended July 31, 2010 and 2009 are as follows:

2010	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$3,546,233	$563,419	$120,380		$4,230,032
Income (loss) before provision for income taxes	682,620	153,104	(392,190)	$28,062	471,596
Depreciation, amortization and impairment	179,687	6,881	5,505		192,073
207 2009
Net sales	$2,765,914	$347,473	$180,903		$3,294,290
Income (loss) before provision for income taxes	313,462	46,528	(331,586)	$22,763	51,167
Depreciation, amortization and impairment	114,571	3,388	153,215		271,174

 Net sales, income (loss) before provision for income taxes and other related segment information for the nine months ended July 31, 2010 and 2009 are as follows:

2010	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$9,719,162	$1,346,225	$255,675		$11,321,062
Income (loss) before provision for income taxes	1,699,925	296,544	(755,689)	67,856	1,308,636
Depreciation, amortization and impairment	259,523	16,566	19,643		295,732
207 2009
Net sales	$8,831,013	$924,044	$646,532		$10,401,589
Income (loss) before provision for income taxes	1,057,046	12,772	(619,579)	$148,876	599,115
Depreciation, amortization and impairment	221,320	10,683	171,931		403,934

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statements of income for the three and nine months ended July 31, 2010 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of July 31, 2010, the Company estimated that its effective annual tax rate for the year ending October 31, 2010 will be approximately 40% which is above the expected statutory rate primarily due to state income taxes, net of Federal benefit.

The provision for income taxes during the nine month period ended July 31, 2010 was $523,299 (or an effective tax rate of approximately 40%), compared to $211,485 in the nine month period ended July 31, 2009 (or an effective tax rate of approximately 35%). The increase in the tax rate in the nine month period ended July 31, 2010 is primarily due to the Company’s recognition of a one-time tax benefit of approximately $39,000 in the prior comparable period that related to a domestic production activity adjustment. Without this adjustment, the effective tax rate for the nine month period ended July 31, 2009 would have been higher and comparable to the 2010 rate.

Note 8 - Amortizable intangible assets

Amortizable intangible assets are comprised of the following:

	July 31, 2010	October 31, 2009
Intangible assets
Software	$47,522	$47,522
Accumulated amortization	(43,561)	(31,681)
	3,961	15,841

Customer list	33,945	33,945
Accumulated amortization	(31,117)	(22,630)
	2,828	11,315

Totals	$6,789	$27,156

Note 9 - Goodwill impairment

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

We performed a valuation analysis, utilizing an income approach in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units.

•
Income Approach: To determine each reporting unit’s estimated fair value, we discount the expected cash flows of our reporting units. We estimate our future cash flows after considering current economic conditions and trends; estimated future operating results, growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before depreciation and amortization in the final year of our model, adjust it to estimate a normalized cash flow, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

Due to the ongoing negative effects of the global recession and related triggers, (due to Aviel division revenues not meeting forecasts), during the third quarter of 2010, the Company performed an impairment analysis of the Aviel goodwill balance. The sales generated by this division were significantly lower than expected and the forecasted improvements from prior periods did not occur.  As such, triggers were evident at this division in the third quarter of 2010 and we performed a goodwill impairment analysis. Prior to management’s analysis, the Company had a total of $137,328 of goodwill allocated to the acquisition of the Aviel division. As a result of its analysis, management recorded a goodwill impairment charge of $137,328 for the third quarter of fiscal 2010, which is included in selling and general expense in the statement of income.

Note 10 – Related party transactions:

The note receivable from stockholder of $66,980 at July 31, 2010 and October 31, 2009 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by a lien on certain personal property.  Interest income relating to the note receivable was approximately $3,000 for each of the nine month periods ended July 31, 2010 and 2009 and was approximately $1,000 for each of the three month periods ended July 31, 2010 and 2009.

Note 11- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	July 31, 2010	October 31, 2009

Wages payable	$461,465	$426,596
Accrued receipts	333,647	183,212
Other current liabilities	37,867	63,272

Totals	$832,979	$673,080

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	July 31, 2010	October 31, 2009

Tax related liabilities	$216,170	$241,344
Deferred lease liability	86,394	79,686

Totals	$302,564	$321,030

 Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

 Note 12 – Subsequent Event

On September 3, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per share.  The dividend date of record is September 30, 2010 and the payment date to stockholders will be October 15, 2010.  Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or the future financial performance of RF Industries, Ltd. (herein referred to as “we” or the “Company”).  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Critical Accounting Policies

The condensed financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented approximately one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.  Consistent with the foregoing policy, during the fiscal quarter ended July 31, 2010, we wrote off $247,539 of inventory held in our Neulink wireless division.

Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance valuation. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of goodwill for impairments. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. We also analyze each quarter whether any indicators of impairment exist.  Consistent with this policy, we recorded a goodwill impairment charge of $137,328 during the third quarter of fiscal 2010 to reflect the decrease in the goodwill attributable to our Aviel cable division.

The Company uses the Black-Scholes model to value the stock option grants which involves significant judgments and estimates.

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 84% and 86% of the Company’s net sales during the three and nine month periods ended July 31, 2010, respectively, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of July 31, 2010, the amount of cash and cash equivalents was equal to $1,581,000 in the aggregate and the Company had $8,075,000 of investments in certificates of deposit.

•	As of July 31, 2010, the Company had $16,339,000 in current assets, and $1,186,000 in current liabilities.

•	As of July 31, 2010, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company recognized net income of $785,337 for the nine months ended July 31, 2010. The Company generated $2,078,739 of net cash from its operating activities.  Our cash balances increased as a result of increased collections of accounts receivable of $279,269 and a decrease in inventory of $255,475.  In addition, net income was reduced as a result of a number of non-cash charges, including depreciation and amortization ($158,404), goodwill impairment ($137,328), inventory write-off ($247,539), and stock-based compensation charges ($157,522).  The increase in cash was partially offset by the use of $147,584 for prepaid expenses and deposits.

The Company used $1,724,155 in investment activities during the nine months ended July 31, 2010.  However, only $126,375 of this amount represented cash outlays for capital expenditures.  Most of the investment activities reflected allocation of the Company’s cash funds to various accounts as the Company sought to preserve its cash resources and maximize the returns on its cash.  As a result, the Company liquidated $1,813,327 of short-term investments, which consisted entirely of certificates of deposit, during the nine months ended July 31, 2010 and invested those funds, plus some of its other cash resources, into $3,411,107 of new certificates of deposit.  The Company’s overall cash position increased by $354,584 during the nine months ended July 31, 2010.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2010 decreased approximately 12%, or $281,290 to $1,981,975 compared to $2,263,265 at October 31, 2009. The decrease in accounts receivable is due to improved receivables management, tighter credit policies, and increased collection efforts by the Company.

Inventories at July 31, 2010 decreased by 10%, or $503,014 to $4,481,907 compared to $4,984,921 at October 31, 2009.  In order to obtain better pricing on our inventories, we make larger, less frequent inventory purchases.  Accordingly, inventory fluctuations reflect, in part, the timing of our inventory purchases.  In addition, we also adjust our inventory balances and our inventory purchases to reflect changes in actual and anticipated sales.  The decrease in inventories is also attributable to a write-off of $247,539 of obsolete inventory at the Neulink division, which is a significant portion of the decrease in inventories compared to the prior comparable nine month period.

Other current assets, including prepaid expenses and deposits, increased $147,584 to $487,946 as of July 31, 2010, from $340,362 on October 31, 2009 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable at July 31, 2010 increased $127,851 to $352,825 from $224,974 on October 31, 2009. The change in accounts payable is related to the timing of payments for the purchase of inventories during the current period.

As of July 31, 2010, we had a total of $1,580,511 of cash and cash equivalents compared to a total of $1,225,927 of cash and cash equivalents as of October 31, 2009. However, the amount of investments in certificates of deposit increased by $1,597,781 to $8,074,762 from $6,476,981 on October 31, 2009 due to an increase in investments of certificates of deposit. Collectively, the amount of cash and certificates of deposit that we held on July 31, 2010 increased by $1,952,365 from the amount held on October 31, 2009 due to the cash flows from operations and cash flows from investing activities during the fiscal quarter ended July 31, 2010. The Company had working capital of $15,152,873 and a current ratio of approximately 14:1.

Results Of Operations

Three Months Ended July 31, 2010 vs. Three Months Ended July 31, 2009

Net sales in the current fiscal quarter ended July 31, 2010, increased by 28%, or $935,742, to $4,230,032 from $3,294,290 in the comparable fiscal quarter of prior year, due to increased sales at both the Connector and Cable and in the Medical Cabling and Interconnector segments. Sales of connectors and cable assemblies increased from the prior year’s three month period due to improved economic conditions and an overall demand for our cable products.  Sales of our Medical Cabling and Interconnector segment also increased by $215,946, or by over 62% compared to last year.  Sales in the Medical Cabling and Interconnector segment increased due to the addition of new clients and the introduction of new products.  The increases in sales in both the Connector and Cable and the Medical Cabling segments were partially offset by a $60,523 decrease in sales in our RF Wireless segment.  Our RF Neulink division of the RF Wireless segment has been developing a new wireless radio modem that it anticipates will be released later this year, which product is expected to increase sales of the RF Wireless division. Our RadioMobile division further negatively impacted the results of the RF Wireless segment due to lack of sales of its systems to its target market (mostly municipalities and government agencies) due in part to the effects of the economic downturn on the budgets of governmental entities.

Foreign sales during the fiscal quarter ended July 31, 2010 increased by $172,453 to $576,028 compared to foreign sales of $403,575 during the fiscal quarter ended July 31, 2009.  Foreign sales represented approximately 14% and 12% of the Company’s net sales during the fiscal quarters ended July 31, 2010 and 2009, respectively. The increase in foreign sales is primarily due to an increase in cable assembly sales to one major international customer in Israel.

The Company’s gross profit as a percentage of sales decreased 1% to 48% during the current fiscal quarter compared to 49% in the comparable fiscal quarter of prior year. This decrease was due to the Neulink division inventory write-off of $247,539. The Company operates in three segments.  Although the gross profit margins of the RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments increased by 3% and 11% respectively, the gross margin of the RF Wireless segment decreased significantly due to the inventory write-off of $247,539.  This negative gross margin was due to a decrease in sales of wireless radio modems, which caused net sales to decrease by $60,523 to $120,380 from $180,903 in the prior comparable period coupled with the effects of the Neulink division inventory write-off of $247,539.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment increased by 11% to 42% compared with 31% in the prior comparable quarter.  This was due to an increase in sales of $215,947 from the prior comparable quarter offset by an increase of $85,904 in cost of goods sold from the prior comparable quarter. During the third quarter of fiscal 2010, the Company’s fixed component cost of labor was lower than in the prior comparable quarter of fiscal 2009, which caused an increase in gross margins in its Connector and Cable Assembly and the Medical Cabling and Interconnector segments.  Sales at the Connector and Cable assembly segment accounted for approximately 84% of the Company’s total sales and 70% of the total cost of goods sold in the current three month period, compared to 84% of the Company’s total sales and 78% of the total cost of goods sold in the comparable quarter of prior year.

Engineering expenses decreased 14%, or $36,707, to $218,975 from $255,682 in the comparable quarter of the prior year due to certain projects nearing completion at the RF Wireless division and related decreases in contract labor expense.

Selling and general expenses increased by $14,548 to $1,354,395 from $1,339,847 in the comparable quarter of the prior fiscal year.  However, selling and general expenses for the third quarter of 2010 would have been significantly less if not for a goodwill impairment charge of $137,328 recorded due to the goodwill balance of the Aviel division being impaired.

Other income for the third quarter of 2010 increased slightly by $5,298 to $28,062 from $22,764 in the comparable quarter of the prior fiscal year due to a larger overall investment in certificates of deposit.

As a result of the significant increase in revenues, increase in gross profits, and decrease in engineering and slight increase in selling and general expenses, income before the provision for income taxes during the fiscal quarter ended July 31, 2010 increased to $471,596 compared to income before provision for income taxes for the fiscal quarter ended July 31, 2009 of $51,167.

The provision for income taxes during the third fiscal quarter of 2010 was $159,326 (or a combined estimated Federal and state income tax rate of approximately 34%), compared to $40,590 in the fiscal quarter ended July 31, 2009 (or a combined estimated Federal and state income tax rate of approximately 79%). The 45%  decrease in the combined statutory Federal and state tax rate in the third fiscal quarter of 2010 compared with the rate of 79% of the prior comparable quarter of 2009 is the result of the difference between income before taxes for financial reporting purposes and income for tax reporting purposes. The 79% tax rate for the third quarter of prior year was as a result of recording our expected annual tax rate of approximately 38% (before the effects of a $39,000 expense reduction related to a domestic product activity). The rate was unusually high as pretax income was low for the quarter. Without this adjustment, the effective tax rate for the three month period ended July 31, 2009 would have been comparable to the 2010 rate.

Net sales increased in the third fiscal 2010 quarter by $935,742 compared to prior year’s fiscal period, and gross profit increased by $392,972. The Company’s ability to decrease its engineering expenses by $36,707 and keep its selling and general expenses approximately consistent with the prior comparable quarter resulted in an increase in the Company’s operating income for the third fiscal quarter of 2010 (operating income increased by $415,131 to $443,534 compared to $28,403 in the prior comparable quarter). The increase in operating income was offset by higher income taxes. Accordingly, net income for the fiscal quarter ended July 31, 2010 was $312,270, compared to $10,577 in the same period of prior year.

Nine Months Ended July 31, 2010 vs. Nine Months Ended July 31, 2009

Net sales in the nine months ended July 31, 2010, increased by 9%, or $919,473 to $11,321,062 from $10,401,589 in the comparable fiscal quarter of prior year, due to increased sales of both the Company’s RF connectors and cables assemblies and of medical cables and connectors.  Sales in both the Connector and Cable and Medical Cabling and Interconnector segments increased during the 2010 nine month period compared to the 2009 nine month period as the economy improved and demand of RF products increased.  The increases in those two segments were offset by a significant decrease in sales in 2010 in the third segment, the RF Wireless division.  Sales at the RF Wireless segment decreased from the prior year’s period due to a decrease in the sale of RF Neulink’s radio modems and minimal sales generated by the RadioMobile division of that segment.   In the 2009 period, RF Neulink completed a large sale of its radio transponders to the U.S. military.  No such sale was completed this year.  However, the U.S. military did not purchase all of the radio transponders that RF Neulink was expecting, as a result of which the Company has to record an inventory write-off of $247,539 in the period ended July 31, 2010 primarily for the unsold transponders.  In order to attract increased interest in its radio modems, the RF Wireless division has been developing a new radio modem that it expects to release later this year.

The increase in domestic sales was partially offset by a decrease in foreign sales during the first six months of the fiscal year ending October 31, 2010.  Foreign sales during the nine month period ended July 31, 2010 decreased by $225,001 to $1,553,715, despite an increase in sales during the most recent quarter ended July 31, 2010.  Foreign sales represented approximately 14% and 17% of the Company’s net sales during the nine month period ended July 31, 2010 and 2009, respectively. The fluctuations in foreign sales is primarily due to fluctuating sales of cable assemblies to one major international customer in Israel.

The Company’s gross profit as a percentage of sales increased 1% to 49% during the nine month period ended July 31, 2010 compared to 48% in the comparable nine month period of prior year.  The Company operates in three segments.  Although the gross profit margins of the RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments increased by 3% and 17%, respectively, from the prior comparable nine month period ended July 31, 2009, the gross margin of the RF Wireless segment decreased significantly due to the inventory write-off of $247,539. Additionally, sales of wireless radio modems decreased by 60% to $255,675 from $646,532 in the prior comparable nine month period ended.  The Company was unable to reduce its fixed cost of goods in the RF Wireless segment to match the decrease in sales in that segment.  The gross profit margin of the Medical Cabling and Interconnector segment increased by 17% to 38% compared with 21% in the prior comparable nine month period ended July 31, 2009.  This was due to an increase in sales of $422,181 from the prior comparable quarter offset by an increase of $103,523 in cost of goods sold from the prior comparable quarter. During the nine month period ended July 31, 2010, the Company’s fixed component cost of labor was lower than in the prior comparable period of fiscal 2009, which caused an increase in gross margins in its segments. Sales of the RF Connector and Cable assembly segment accounted for approximately 86% of the Company’s total sales and 77% of the total cost of goods sold in the current nine month period, compared to 85% of the Company’s total sales and 79% of the total cost of goods sold in the comparable nine month period of prior year.

Engineering expenses decreased 23% or $181,335 to $624,586 from $805,921 in the comparable nine month period of the prior year due to certain projects nearing completion at the RF Wireless division and related decreases in contract labor expense.

Selling and general expenses remained substantially unchanged, increasing by $1,959 to $3,738,085 from $3,736,126 in the comparable nine month period of the prior year.   We have actively monitored our selling and general expenses, which is reflected in the insignificant change in these expenses despite the increase in sales.

Other income for the nine months ended July 31, 2010 decreased $81,021 to $67,856 from $148,877 in the prior comparable nine month period due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales and the decrease in engineering expenses, income before provision for income taxes during the nine months ended July 31, 2010 increased by 118% or $709,481 to $1,308,636 from $599,155 in the comparable nine month period of the prior year.

The provision for income taxes during the nine months ended July 31, 2010 was $523,299 (or a combined estimated Federal and state income tax rate of approximately 40%), compared to $211,485 in the nine months ended July 31, 2009 (or a combined estimated Federal and state income tax rate of approximately 35%). The increase in the tax rate in the nine month period ended July 31, 2010 compared to prior comparable period is primarily due to the Company’s recognition of a one-time tax benefit of approximately $39,000 in the prior comparable period that related to a domestic production activity adjustment. Without this adjustment, the effective tax rate for the nine month period ended July 31, 2009 would have been comparable to the 2010 rate.

The combination of an overall increase in sales compared to prior period and an increase in gross margins resulted in a $611,166 increase in gross profits. Because selling and general expenses remained unchanged, the Company’s operating income for the nine months ended July 31, 2010 increased by $790,542 to $1,240,780 compared to $450,238 in the prior comparable nine month period.  The increase in operating income was partially offset by higher income taxes. Accordingly, net income for the nine month period ended July 31, 2010 was $785,337 for an increase of $397,707 compared to $387,630 in the same period of prior year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 4.  Reserved

Item 5.  Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 13, 2010 announcing the financial results for the fiscal quarter ended July 31, 2010

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: September 13, 2010	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: September 13, 2010	By:	/s/ James Doss
James Doss
Chief Financial Officer