Form 10-K
period 2010-10-31
R F INDUSTRIES LTD
filed 2011-01-12
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,425,696.

On January 12, 2011, the Registrant had 2,930,882 outstanding shares of Common Stock, $.01 par value.

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

PART I

ITEM 1.                 BUSINESS

General

RF Industries, Ltd. (hereinafter the “Company”) is a provider of interconnect products and systems for radio frequency (RF) communications devices and wireless digital transmission systems.  For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following six related divisions: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) the Oddcables.com Division primarily sells coaxial, fiberoptic, and other connectors and cable assemblies on a retail basis to local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (v) the Neulink Division is engaged in the design, manufacture and sale of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (vi) the RadioMobile Division is an original equipment manufacturer (OEM) provider of end-to-end mobile management solutions implemented over wireless networks that supplement the operations of the Company’s Neulink division.

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

Operating Divisions

Connector and Cable Division  The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems.  Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s Connector and Cable Division typically carries over 1,200 connectors, adapters, tools, and assembly, test and measurements kits.  The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are, however, dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products.  Sales of the Company’s connectors and cable assemblies increased in the fiscal year ended October 31, 2010 compared to the prior fiscal year. This increase was due to improved economic conditions with our distributors as the overall market demand for our products increased, and also related to the recent build out of new 4G and Wi-MAX wireless network systems.

Third party foreign manufacturers located in Asia manufacture a significant portion of the Company’s RF connectors. The Company also manufactures RF connectors (primarily specialty and precision connectors) in its Las Vegas facility.

The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has historically generated, and continues to generate the majority of the Company’s revenues.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies are manufactured at the Company’s California facilities using state of the art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest source of revenues for the Company during the fiscal year ended October 31, 2010.

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

Oddcables.com Division  The Company acquired the assets of Oddcables.com, (formerly known as Worswick), a privately held 20 year old California company based in San Diego, in September 2005 as another complementary operation to the Connector and Cable Division. Oddcables.com sells coaxial connector solutions and manufactures RF cable assemblies for both individual customers and companies that design, build, operate, and maintain personal and private multi-media, wireless voice, data and messaging systems. Oddcables.com primarily sells its products on a retail basis at its retail outlet in San Diego, California.  Oddcables.com, however, also sells its products on-line under the e-commerce brand Oddcables.com. This division recently also commenced designing, manufacturing and selling precision-grade, high frequency connectors and adapters for OEM, military and metrology lab applications as well as 10GHz high frequency fiber optic patch cable assemblies.

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

RadioMobile Division  The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc., a privately held company in San Diego, California on September 1, 2007. The RadioMobile Division is an OEM provider of end-to-end mobile management solutions implemented over wireless networks. Although the RadioMobile Division operates as a separate division, its operations supplement the operations of the Company’s Neulink division.

For financial reporting purposes, the Company aggregates its operations into three segments.  Connector and Cable Assembly, Aviel Electronics, and Oddcables.com divisions are aggregated into one reporting segment (the RF Connector and Cables Assembly segment) because they have similar economic characteristics, while RF Neulink and RadioMobile are aggregated in the RF Wireless segment.  Bioconnect makes up the Company’s newest segment, which we refer to as the Medical Cabling and Interconnector segment.

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products

The Company’s Connector and Cable Division designs, manufactures and markets  a broad range of coaxial connectors and coaxial cable assemblies for the numerous products with applications in commercial, industrial, automotive, transportation, scientific, aerospace  and military markets. Various types of connectors are offered by the RF Connector Division including 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations and cable attachment methods for customer applications. There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, Wi-MAX, LTE and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets over 1,200 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements, and adapter needs.

The Connector Division designs and sells a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, R&D technicians and engineers. The Company also designs and offers some of its own tools, which differ from those offered elsewhere in the market. These tools are manufactured for the Company by outside contractors. Tool products are carried as an accommodation to the Company’s customers and have not materially contributed to the Company’s revenues.

The Cable Assembly component of the Connector and Cable Division markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including wireless and wireless local area networks, wide area networks, Internet systems, PCS/cellular systems including 2.5G, 3G, 4G, Wi-MAX, LTE wireless infrastructure, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

Aviel Electronics Products

The Aviel Electronics Division designs, manufactures and sells specialized and custom designed RF coaxial connectors. Aviel’s standard configuration and custom connectors include connectors ranging from standard, miniature, sub-miniature and unique interfaces. Aviel also specializes in the design and manufacture of custom and non-standard configurations required for specific applications as well as hard to locate and discontinued connectors for commercial, aerospace, military and other unique applications. The Aviel division also manufactures precision-grade, high frequency connectors and adapters that are sold by the Oddcables.com division.

Oddcables.com Products

Oddcables.com sells coaxial connectors and cable assemblies for numerous multi-media products, devices and instruments in the local San Diego area. Oddcables.com also produces and markets cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coaxial cabling including 10 GHz high frequency fiber optic patch cable assemblies. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company’s connectors or third party connectors as complete cable assemblies. Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Most cable assemblies are manufactured to the purchaser’s specifications.

Bioconnect Products

Bioconnect designs, manufactures, sells and provides product development services to OEMs for standard and custom cable assemblies, adapters and electromechanical wiring harnesses for medical market and computer industries. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are frequently replaced in order to ensure maximum performance of medical diagnostic equipment.

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

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. Current applications in use for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, and police usage for mobile warrant database access.

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

Foreign Sales

Direct export sales by the Company to customers in South America, Canada, Mexico, Europe, Australia, the Middle East, and Asia accounted for $1,818,000 or approximately 11% of Company’s sales for the fiscal year ended October 31, 2010.  Foreign sales accounted for $2,397,000 or approximately 17% of Company’s sales for the fiscal year ended October 31, 2009.  The majority of the export sales during these periods were to Israel, Canada and Mexico.  Foreign sales orders from individual customers tend to be larger than U.S. product orders and therefore have a larger impact on the Company’s sales.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers

Sales methods vary greatly between the Company’s divisions. The Connector and Cable Assembly Division currently sells its products primarily through warehousing distributors and OEM customers who utilize coaxial connectors and cable assemblies in the manufacture of their products.

 The Aviel Division sells its products to its current customer base with the addition of customers referred through the Connector and Cable Division. The Aviel and Connector and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Oddcables.com division operates from a single store-front location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers. This division also operates an e-commerce website called Oddcables.com that it launched in 2007 for the distribution of its products.

The Bioconnect group markets its products to the medical market through major hospital suppliers, dealers and distributors. The Bioconnect Division also sells its products to OEMs who incorporate the leads and cables into their product offerings.

The Neulink Division sells its products directly or through manufacturers representatives, system integrators and OEM’s. System integrators and OEMs integrate and/or mate Company’s products with their hardware and software to produce turnkey wireless systems. These systems are then either sold or leased to other companies or organizations, including utility companies, financial institutions, petrochemical companies, the U.S. military, government agencies, and irrigation/water management companies.

The RadioMobile division sells its products directly and through value added resellers and dealers. Customers include municipalities for their police, fire, and emergency medical services, departments, as well as private rail, bus, taxi and courier services.

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors and for all the components of its Neulink products.  However, virtually all of RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2010 were assembled by that division at the Company’s facilities in California. The Neulink products are assembled at the Company’s California facilities. The Connector and Cable Division has its cables manufactured at numerous International Standards Organization (ISO) approved factories with plants in the United States and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, the Company does have long-term purchasing relationships with these manufacturers. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies and certain of the components of its Neulink products. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products.  Neulink products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

The Bioconnect Division has designed and manufactured its own products for over 22 years (including as an unaffiliated company before being acquired by the Company in 2000).  Bioconnect products are manufactured by the Company at its own California facilities.  The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

The Aviel Electronics Division manufactures connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for 52 years (including as an unaffiliated company before being acquired by the Company in August 2004). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.

The Oddcables.com Division designs and produces low to medium volume connector and cable assemblies for local and niche customers, as well as a few medium and large market customers.  These services are conducted in San Diego, California.

The RadioMobile Division products are purchased from various U.S. and overseas suppliers. Some products are designed and manufactured by third party manufacturers to RadioMobile’s specifications.  The Company designs much of the software used in its RadioMobile systems.

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

Aviel connector materials are typically made of commodity metals and include some application of precious materials, including silver and gold. The Aviel Electronic Division purchases almost all of its connector materials and products from vendors in Asia and the United States. The Company believes the connector materials used in the manufacturing of its connector products are readily available from a number of foreign and domestic suppliers.

Oddcables.com connectors and cable are typically acquired from the Aviel and Connector and Cable divisions or purchased from other high quality manufacturers and distributors.

Bioconnect cable assembly materials are typically made of commodity materials such as plastics, rubber, resins and wire. The Company believes materials and components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

RadioMobile purchases its electronic products from various U.S. and overseas suppliers.

Employees

As of October 31, 2010, the Company employed 110 full-time employees, of whom 35 were in accounting, administration, sales and management, 71 were in manufacturing, distribution and assembly, and four were engineers engaged in design, engineering and research and development. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees and, at this time, no employees are represented by a union.

Research and Development

The Company’s research and development activities are intended to produce new proprietary products that it can market to the wireless connectivity industry. The Company engaged in approximately $422,000 of research and development activities in fiscal year ended October 31, 2010, relating to the Connector and Cable, RF Wireless, and Bioconnect segments. Research and development expense during the fiscal year ended October 31, 2009 were approximately $889,000.

In addition to research and development activities, the Company also invested approximately $628,000 during the past two fiscal years on engineering.  Engineering activities consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for in the industry in general.  Engineering work is often carried out in collaboration with the Company’s customers.

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

Competition

Management estimates that the Connector and Cable Division has over 50 competitors in the RF connector market. The RF connector market is estimated at $2 - $2.5 billion worldwide, with North America sales estimated at $1.2 billion.  Management believes the industry is fragmented with no one competitor having over a 15% share of the total market, while the ten largest competitors constitute approximately 76% of the total market. Many of the competitors of the Connector and Cable Division have significantly greater financial resources and broader product lines. The Connector and Cable Division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products.

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

The Company’s products are Restriction on Hazardous Substances (“RoHS”) compliant.

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

Of the Company’s three operating segments, the RF Connector and Cable Assembly segment is the largest; accounting for approximately 86% of the Company’s total sales for the fiscal years ended October 31, 2010 and 2009. The Company expects the RF Connector and Cable Assembly segment products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that segment could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable segment are described below.

Difficult Conditions In The Global Economy In General Have Adversely Affected the Company’s Business And Results Of Operations And It Is Uncertain If These Conditions Will Improve In The Near Future, And They May Worsen.

A prolonged economic downturn, both in the U.S. and worldwide, may continue to lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect the Company’s results of operations, financial condition and cash flows.  Slowing economic activity, particularly in the telecommunication and data communication and wireless communications industries that represent the Company’s largest target market, may adversely impact the demand for the Company’s products.  Although the Company has been able to operate profitably and sales in fiscal 2010 of its RF Connector products have improved compared with the prior year, if the current economic downturn continues or intensifies, the Company’s results could be more adversely affected in the future.  There could be a number of other adverse follow-on effects from the credit crisis on the Company’s business, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

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

The Company’s sales efforts are primarily affected through independent distributors, of which there were more than 60 as of the end of fiscal 2010. Sales through independent distributors accounted for approximately 60% the net sales of the Company for the fiscal year ended October 31, 2010. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 20% of the total sales of the Company for the fiscal year ended October 31, 2010. Although this customer has been an on-going major customer of the Company for at least the past ten years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 11% and 17% of the net sales of the Company during the years ended October 31, 2010 and 2009 respectively. International revenues are subject to a number of risks, including:

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

The Loss Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its President and Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company’s employment agreement with Mr. Hill expires by its terms on June 20, 2011. No assurance can be given that Mr. Hill will continue to be employed by this Company after the expiration of his employment agreement.  If the Company lost the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company’s business, operating results, and financial condition.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of three smaller businesses (it purchased Aviel Electronics in Las Vegas, Nevada, in August 2004, Oddcables.com in San Diego, California, in September 2005, and RadioMobile, Inc. in San Diego, California, in September 2007). The Company regularly considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional companies, including:

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  DESCRIPTION OF PROPERTY

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 22,000 square feet which houses its corporate administration, sales and marketing, and engineering plus production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on March 31, 2014. In addition, the Company also leases the following facilities:

(i)
The cable assembly manufacturing portion of the Connector and Cable Assembly Division operates in a separate 3,180 square foot facility that is located adjacent to the Company’s corporate headquarters. The lease for this space expires on March 31, 2014.

(ii)
The Neulink and RadioMobile Divisions operate from a separate building that is located near the Company’s corporate headquarters at 7606 Miramar Road, Building 7200. The building consists of approximately 2,500 square feet of administrative and manufacturing space and houses the production and sales staff of the Neulink and RadioMobile divisions. The lease for this space expires on March 31, 2014.

(iii)
During fiscal 2009, Aviel entered into a facility lease agreement for approximately 4,500 square feet at 3060 Post Road, Suite 100 Las Vegas Nevada. The lease term commenced September 1, 2009 and will expire March 31, 2015.

(iv)
The Oddcables.com Division leases an approximately 4,000 square foot facility located at 7642 Clairemont Mesa Boulevard Suite 211, San Diego, California. The lease for this space expires December 31, 2013.

The aggregate monthly rental for all of the Company’s facilities currently was approximately $53,700 per month, plus utilities, maintenance and insurance as of October 31, 2010.

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

ITEM 4.                  RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Capital Market under the symbol “RFIL.”

For the periods indicated, the following tables set forth the high and low closing prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter	High	Low

Fiscal 2010

November 1, 2009 - January 31, 2010	$4.85	$4.03
February 1, 2010 - April 30, 2010	5.40	4.50
May 1, 2010 - July 31, 2010	5.84	4.90
August 1, 2010 - October 31, 2010	7.00	5.20

Fiscal 2009

November 1, 2008 - January 31, 2009	$6.11	$3.50
February 1, 2009 - April 30, 2009	4.21	2.85
May 1, 2009 - July 31, 2009	4.50	3.40
August 1, 2009 - October 31, 2009	4.89	3.87

Stockholders.  As of October 31, 2010 there were 429 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends.  The Company paid dividends of $0.03 per share, for a total of $84,113, during fiscal 2010. The Board of Directors may continue to declare and pay dividends in the future depending on the Company’s financial condition and its financial needs.

Repurchase of Securities. The Company did not repurchase any shares of its common stock during the year ended October 31, 2010.

Recent Sales of Unregistered Securities.  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2010 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	770,272	$5.45	423,546
Equity Compensation Plans Not Approved by Stockholders (2)	457,204	$1.55	0
Total	1,227,476	$4.00	423,546

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2010 Stock Option Plan (ii) 2000 Stock Option Plan, (iii) the 1990 Incentive Stock Option Plan, and (iv) the 1990 Non-qualified Stock Option Plan. The 2000 Stock Option Plan and the 1990 Incentive Stock Option Plan and Non-qualified Stock Option Plan have expired, and no additional options can be granted under these plans. Accordingly, all 423,546 shares remaining available for issuance represent shares under the 2010 Stock Option Plan.

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

One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

The RF Connector and Cable Assembly segment is comprised of three divisions; the Medical Cabling and Interconnector segment is comprised of one division, while the RF Wireless segment is comprised of two divisions. The four divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Bioconnect, RadioMobile and RF Neulink. Each of the other divisions aggregated into these segments that have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics and Oddcables.com divisions into the RF Connector Cable Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment.

Historically, over 80% of the Company’s revenues are generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 86% of the Company’s total sales for the fiscal year ended October 31, 2010). Sales of connectors are expected to continue to be the largest portion of revenues in the future.  Accordingly, Company revenues are heavily dependent upon sales of RF connectors and cable assemblies. However, the Company sells thousands of connector products for uses in thousands of end products and sales are not dependent upon any one industry sector or any single product.  The Company’s sales do, however, track sales in the wireless industry as a whole.  Accordingly, the Company’s sales in 2010 increased as a result of industry wide increases.

The net income in fiscal 2010 represented the 17th consecutive year that the Company has been profitable.

The Company generated cash from operations of $2,502,656 and used $84,113 to pay dividends.  Overall, the amount of cash and cash equivalents, and short-term certificates of deposit held by the Company as of October 31, 2010 increased $1,603,546 from $7,702,908 at October 31, 2009 to $9,306,454 at October 31, 2010.  The Company also held long term certificates of deposit totaling $946,491 at October 31, 2010 and had no long term investments at October 31, 2009. Since the Company has no debt other than normal accounts payable, accrued expenses, and other long-term liabilities, the Company will continue to have sufficient cash to fund all of its anticipated financing and liquidity needs for the foreseeable future.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2010 and 2009:

	2010		2009
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents and CDs and certificates of deposit	$9,306,454	48.7%	$7,702,908	46.4%
Current assets	17,533,406	91.8%	15,769,656	95.0%
Current liabilities	1,879,213	9.8%	973,188	5.9%
Working capital	15,654,193	81.9%	14,796,468	89.1%
Property and equipment - net	530,327	2.8%	565,804	3.4%
Total assets	19,109,363	100.0%	16,598,200	100.0%
Stockholders’ equity	16,913,960	88.5%	15,253,482	91.9%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2011 (“fiscal 2011”). The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

•
As of October 31, 2010, the amount of cash and cash equivalents and short-term certificates of deposit was equal to $9,306,454 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its currently anticipated capital expenditure for the upcoming year.

•	As of October 31, 2010, the Company had $17,533,406 in current assets and only $1,879,213 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2010, the absence of outstanding bank debt, and its recent operating results, there are sufficient capital resources to fund its operations and future acquisitions for at least the next twelve months. Should the Company need to obtain additional funds for its unexpected acquisitions of assets or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could impact the value of the Company’s assets.

As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a significant level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. In light of a 15% increase in sales in fiscal 2010 compared to sales of prior year, the Company’s year end inventory balance decreased by 8% compared to prior year’s year end inventory balance. The Company continuously monitors its inventory levels and product costs.  For inventory purchase pricing purposes, the Company may, however, increase its inventory levels from time to time to protect against anticipated future increases in raw material costs or to obtain volume discounts.

Net cash provided by operating activities for the year ended October 31, 2010 was $2,502,656.  The Company’s net cash from operations was more than its net income of $1,220,247 due primarily to $599,133 of non-cash expenses ($214,266 of depreciation and amortization, $231,000 of stock compensation expense, $137,328 of goodwill impairment, and $247,539 of inventory write-offs), a $312,876 increase in accounts payable, and a $554,590 increase in accrued expenses. In fiscal year ended October 31, 2009, net cash provided by operating activities was $1,703,123.

During fiscal 2010, net cash provided by investing activities was $801,071, which represents the difference between the proceeds the Company received from the maturity of certain of its certificates of deposit and the amount re-invested in new certificates of deposit, less $151,850 that the Company invested in additional capital equipment (primarily for the Connector and Cable division). During fiscal 2009, net cash provided by investing activities was $169,338.

In fiscal 2010, financing activities increased the Company’s net cash provided by $199,230 due to the receipt of $205,108 from the exercise of stock options and $78,235 of excess tax benefits, which was offset by dividends paid of $84,113. In fiscal 2009, financing activities decreased the Company’s net cash by $1,707,372 due to dividends paid of $94,780 and $1,612,592 used to repurchase 385,358 shares of Company common stock. No shares were repurchased during fiscal 2010.

The Company does not believe that inflation has had a material impact on its business or operations.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2010 and 2009:

	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$16,322,178	100%	$14,213,045	100%
Cost of sales	8,158,798	50%	7,308,479	51%
Gross profit	8,163,380	50%	6,904,566	49%
Engineering expenses	887,865	5%	1,050,398	7%
Selling and general expenses	5,133,967	31%	4,738,265	33%
Goodwill impairment	137,328	1%	209,763	1%
Operating income	2,004,220	12%	906,140	6%
Other income	86,614	1%	193,429	1%
Income before income taxes	2,090,834	13%	1,099,569	8%
Income taxes	870,587	5%	443,602	3%
Net income	1,220,247	8%	655,967	5%

Net sales of the Company increased by approximately $2,109,000 or 15%, for the fiscal year ended October 31, 2010 (“fiscal 2010”) compared to the fiscal year ended October 31, 2009 (“fiscal 2009”). Net sales increased in fiscal 2010 due primarily to a significant increase in net sales at the Connector and Cable Assembly segment. Net sales at the Connector and Cable Assembly segment increased from fiscal 2009 by approximately $1,941,000. The Company believes that the increase was primarily due to the improved economic conditions at its distributors as the global recession subsided, and an increase in sales in the wireless industry in particular. The build out of the new 4G and Wi-MAX wireless network systems contributed to the increase in connector sales. Net sales at the Medical Cabling and Interconnect division also increased significantly, by $401,000, compared to its sales in fiscal 2009. However, these increases were offset by a significant decrease in sales of $233,000 compared to sales in fiscal 2009 at the RF Wireless segment. The substantial decrease in net sales at the RF Wireless segment was attributable to a decrease of $128,000 in sales by the RadioMobile Division and a decrease of $105,000 in sales by the Neulink division. Unlike the Connector and Cable Assembly segment that has many smaller customers and a wide variety of products, the RF Wireless segment has few products and few customers. Accordingly, the failure by the RF Wireless segment to make a few larger sales to its customers resulted in a substantial decrease in sales. The Company is evaluating the operations of the RF Wireless segment and may reorganize the operations of one or more of the RF Wireless divisions.

The Company’s gross profit increased by $1,259,000 or by 18% to $8,163,000 in 2010 from $6,905,000 in 2009 due to the increase in net sales. As a percentage of net sales, gross profit increased slightly to 50% in fiscal 2010, up slightly from 49% in fiscal 2009 because the Company was able to leverage off economies of scale relating to its fixed labor costs as a result of the increase in sales. Gross profit for fiscal 2010 would have been significantly greater if not for the effects of $247,539 of inventory write-offs at the Neulink division. There were no such inventory write-offs during fiscal 2009.

Engineering expenses, which include research and development expenses, incurred at the Company’s three segments and relating to the design, re-design or development of products for specific customers decreased from prior year by $163,000 to $888,000 compared to $1,050,000 in fiscal 2009. As a percentage of net sales, engineering expenses decreased to 5% in fiscal 2010 from 7% in fiscal 2009. Engineering expense (including research and development) during fiscal 2010 related to development of new products at the Connector and Cable, RF Wireless, and Bioconnect segments. The Company collectively incurred approximately $422,000 of research and development expenses in fiscal 2010 in the development of new products compared to $889,000 of research and development expenses in fiscal 2009. Research and development expenses decreased 53%, or $467,000 compared with prior year’s expense due to certain projects nearing completion at the RF Wireless division and related decreases in contract labor expense.

Selling and general expenses increased by $396,000 or 9%, to $5,134,000 during fiscal 2010 from $4,738,000 in fiscal 2009. This increase is directly related to the increase in revenues partially offset by continued cost cutting measures implemented by the Company. Since sales increased by a greater percentage than the increase in selling and general expenses, as a percentage of sales, selling and general expenses decreased to 31% from 33%. Selling and general expense decreased as a percentage of sales despite a significant increase in stock based compensation expense, which increased by $78,000 to $231,000 in fiscal 2010 from $153,000 in fiscal 2009. Stock based compensation increased primarily due to the increase in options granted and also to a one-time charge of $33,000 relating to the extension of a former board member’s exercise period for outstanding grants. Sales commission expense increased by $1,000 or 1% to $82,000 in fiscal 2010 from $81,000 in fiscal 2009 due to restructuring of our sales commission plan. Accounting and legal fees decreased by $132,000 to $304,000 in fiscal 2010 from $436,000 in fiscal 2009 primarily due to reductions in outside expenses related to management’s assessment and testing of internal controls over financial reporting and external audit and review work. Advertising costs decreased by $39,000 to $215,000 in fiscal 2010 from $254,000 in fiscal 2009 due to a decrease in marketing efforts in fiscal 2010 compared to prior year.

Due to the ongoing negative effects of the global recession and related triggers (decreased sales), during the third quarter of 2010, the Company performed an impairment analysis of the Aviel goodwill balance. The sales generated by this division were significantly lower than expected and the forecasted improvements from prior periods did not occur. Prior to management’s analysis, the Company had a total of $137,328 of goodwill allocated to the acquisition of the Aviel division. As a result of its impairment analysis, management wrote off the goodwill attributed to Aviel and recorded a goodwill impairment charge of $137,328 for the third quarter of fiscal 2010, which is included in selling and general expense in the statement of income.

Due to the significant increase in sales and the increase of $1,259,000 in gross profit compared to prior year, operating income increased by $1,098,000 or 121% to $2,004,000 in fiscal 2010. Total operating expenses increased by $161,000 or 3% as a result of increases in selling and general administrative expenses.

Interest income decreased by approximately $107,000 from the prior year due to a decrease in interest rates on the funds held by the Company in its interest bearing accounts compared to the rates received during fiscal 2009.  During fiscal 2010, the Company continued to invest primarily in certificates of deposit and money market funds.

Income before taxes in fiscal 2010 increased by 90% or by $991,000 to $2,091,000 compared to income before taxes of $1,100,000 in fiscal 2009. Net income for fiscal year ended October 31, 2010 increased by $564,000 or 86% to $1,220,000 compared to $656,000 in fiscal year ended October 31, 2009. The effective tax rate in fiscal 2010 increased 1.3% to 41.6% compared to 40.3% in fiscal 2009 mainly due to Federal research and development tax credits the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010. On December 16, 2010, Congress passed the 2010 Tax Relief Act (the “Act”) which will impact the Company’s tax provision in the first quarter of fiscal 2011. Due to the passage of the Act into law, the Company estimates it will be able to claim an increased tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $55,000. The credit will be recorded in the first quarter of fiscal 2011.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-21 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of October 31, 2010 and 2009

•	Statements of Income for the years ended October 31, 2010 and 2009

•	Statements of Stockholders’ Equity for the years ended October 31, 2010 and 2009

•	Statements of Cash Flows for the years ended October 31, 2010 and 2009

•	Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A               CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2010.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on the above evaluation, our management has concluded that, our system of internal controls over financial reporting was effective as of October 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2010. A majority of the Directors are “independent directors” as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Ehret, Fink, Jacobs, and Reynolds.

Name	Age	Director Since

John R. Ehret	73	1991

Marvin H. Fink	74	2001

Howard F. Hill	70	1979

William Reynolds	75	2005

Robert Jacobs	58	1997

John R. Ehret has been the President of TPL Electronics of Los Angeles, California, since 1982. He holds a B.S. degree in Industrial Management from the University of Baltimore. He has been in the electronics industry for over 40 years. In addition, he has served on the board for the Communications Marketing Association, a national marketing association, for the past 25 years and was president of that association for three years.

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

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 43 years.

Robert Jacobs has been an Account Executive at Neil Berkman Associates since 1988. Neil Berkman Associates is the Company’s investor relations firm, and Mr. Jacobs is the Account Executive for the Company. He holds an MBA from the University of Southern California and has been in the investor relations industry for over 28 years.

William Reynolds formerly was the VP of Finance and Administration for Teledyne Controls from 1994 until his retirement in 1997.   Prior thereto, for 22 years he was the Vice-President of Finance and Administration of Teledyne Microelectronics. Mr. Reynolds also was a program finance administrator of Teledyne Systems Company for five years. He has a B.B.A. degree in Accounting from Woodbury University.

The Company’s Board of Directors identified and recommended that Messrs. Ehret, Fink, Jacobs, Hill and Reynolds be elected to the Board of Directors based on the following qualifications of these persons:

Mr. John Ehret:  Mr. Ehret has over 40 years of experience in the electronics industry, which experience can benefit the Company.  Mr. Ehret has also served on our Board of Directors for 19 years and has been a member of our Audit Committee since 2004, thereby providing us with continuity in our management.

Mr. Marvin Fink:  Mr. Fink has significant experience in a variety of areas important to overseeing the management and operations of this Company, including experience as an executive officer, an engineer and a lawyer.  Mr. Fink has been the principal executive officer of a public company as well as the President of Teledyne’s Electronics Group.  He has degrees in engineering and law and was involved in the electronics industry for over 40 years.

Mr. Robert Jacob:  Having been in the investor relations business for over 28 years, Mr. Jacob provides the Board with experience and insight from the investment communities’ perspective.

Mr. Howard Hill:   Mr. Hill is a founder of the Company and has over 43 years experience in the electronics industry.

Mr. William Reynolds:  Mr. Reynolds has significant accounting and financial management expertise, having served as VP of Finance and Administration for Teledyne Controls, as the Vice-President of Finance and Administration of Teledyne Microelectronics, and as a program finance administrator of Teledyne Systems Company. He also has a degree in accounting, which enables him to serve as the “audit committee financial expert” of the Audit Committee.

Management

Howard F. Hill is the President and Chief Executive Officer of the Company. He co-founded the Company in 1979. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has been the President of the Company since July 1993. He has held various positions in the electronics industry over the past 43 years.

Effective February 1, 2007, RF Industries appointed James Doss as Acting Chief Financial Officer and Corporate Secretary. Mr. Doss was appointed to Chief Financial Officer on January 25, 2008. Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006. Prior to joining the Company, Mr. Doss, 42, was a private consultant to a number of Software and High-Tech companies, providing Sarbanes-Oxley compliance and general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Mr. Doss was Controller for CliniComp, International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995 Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and Economics from San Diego State University in 1993 and completed graduate and advanced financial management studies, receiving his MBA from San Diego State University in 2005.

Board of Director Meetings

During the fiscal year ended October 31, 2010, the Board of Directors held eight meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2010, each Board of Directors members attended at least 50% of the meetings of the Board of Directors and at least 50% of the meetings of the committees on which he served.

Board Committees

During fiscal 2010, the Board of Directors maintained two committees, the Compensation Committee and the Audit Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2010, the Audit Committee was composed of Mr. Reynolds, Mr. Ehret and Mr. Jacobs.  Each of these individuals was a non-employee director and was independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee.   The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2010. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Ehret, and Fink each of whom is non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2010, which was attended by all committee members.

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

Based solely upon a review of Forms 4 furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2010, the following filings were not timely completed:  (i) The members of the Company’s Board of Directors and the Company’s Chief Executive and Chief Financial Officers were granted options in January 2010, but they filed their Forms 4 four days late; (ii) Mr. Doss, the Company’s Chief Financial Officer filed a Form 4 two days late with respect to the sale of shares effected in September 2010.  Except as set forth above, to the Company’s knowledge, all officers, directors and greater than ten percent beneficial owners complied with the filing requirements.

ITEM 11.               EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation.  The following table sets forth compensation for services rendered in all capacities to the Company for each person who served as an executive officer during the fiscal year ended October 31, 2010 and our most highly compensated executive officer, other than our Chief Executive Officer, who earned over $100,000 (collectively, the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year, ended October 31, 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
President, Chief Executive	2010	211,292	50,000	-	12,269	-	-	35,978	(1)	309,539
Officer and Director	2009	205,677	65,100	-	9,433	-	-	23,075		303,285

James S. Doss
Chief Financial Officer,	2010	111,624	25,000	-	7,765	-	-	10,972	(2)	155,361
	2009	102,402	6,100		243,253			11,021		362,776

(1)           Mr. Hill’s other compensation consisted of $15,481 of accrued vacation not taken in fiscal 2010 and $20,497 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)           Mr. Doss’s other compensation consisted of $1,369 of accrued vacation not taken in fiscal 2010 and $9,603 for vehicle costs.

(3)           The amounts in this column represent the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718 (Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (FAS 123R)). The assumptions we use in calculating these amounts are discussed in Note 7, “Stock Option,” to the Financial Statements.

2010 Option Grants

In fiscal 2010, we granted stock options to our Named Executive Officers under our 2010 Stock Option Plan and 2010 Equity Incentive Plan as follows:

2010 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Shares)	Exercise Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Option Awards ($)(2)
Howard F. Hill
President and Chief Executive Officer	01/21/10	2,000	4.49	3,261
	10/31/10	4,000	6.80	9,008
James Doss
Chief Financial Officer	01/21/10	2,000	4.49	3,261
	10/31/10	2,000	6.80	4,504

(1)           The exercise price of options awarded during fiscal 2010 was the closing sale price of a share of the Company’s common stock on the Nasdaq Global Market on the date of grant.

(2)           The grant date fair value of each equity award is computed in accordance with ASC 718.

Option awards granted under the 2010 Incentive Plan during fiscal 2010 to employees of our company, including the named executive officers, have an exercise price equal to 100% of the fair market value of a share of our common stock on the date of grant. Each stock option vests and becomes exercisable as to 33.33% of the shares subject to the option on each of the first, second, and third anniversaries of the date of grant and has a five-year term. The vested portion of the options may be exercised while the participant is employed by us, and ordinarily for three months after employment ends (unless employment is terminated for cause). If a participant’s employment ends because of death or disability, the participant’s options will remain exercisable for one year after the date employment ends. In no case will an option be exercisable beyond the end of its original term. If a participant’s employment ends, the unvested portion of any outstanding option will terminate at the time the participant’s employment ends.  In the event of a sale, lease or other disposition of all or substantially all of the capital stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, the Board of Directors may replace outstanding options with replacement options relating to the stock of the surviving or acquiring corporation (or its parent), or with shares of the surviving or acquiring corporation (or its parent) with a fair market value equal to the aggregate spread of the options being replaced. If no such replacement is made, or in the event of our dissolution, liquidation or sale of substantially all of our assets, each option will be canceled at the time of the triggering event.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2010 by each of our named executive officers were issued under our 2000 Stock Option Plan and 2010 Stock Incentive Plan, except for options to purchase 215,204 shares that were granted to Mr. Hill in 1994 under his employment agreement. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2010:

Outstanding Equity Awards As Of October 31, 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	215,204				0.10	___
Howard Hill	6,000				7.50	10/31/16
Howard Hill	2,000				7.56	10/31/17
Howard Hill	4,000				7.56	10/31/17
Howard Hill	1,334		1,333	(1)	4.50	10/31/13
Howard Hill	1,333		2,667	(2)	4.05	10/31/14
Howard Hill	2,000				4.49	01/21/15
Howard Hill			4,000	(3)	6.80	10/31/15
James Doss	16,416				7.56	10/31/17
James Doss	16,500				7.56	10/31/17
James Doss	666		667	(4)	4.50	10/31/13
James Doss	667		1,333	(5)	4.05	10/31/14
James Doss	10,000		80,000	(6)	4.05	10/31/19
James Doss			2,000	(7)	6.80	10/31/15

(1)	Vests annually in three installments following grant on October 31, 2008.
(2)	Vests annually in three installments following grant on October 31, 2009.
(3)	Vests annually in three installments following grant on October 31, 2010.
(4)	Vests annually in three installments following grant on October 31, 2008.
(5)	Vests annually in three installments following grant on October 31, 2009.
(6)	Vests as to 10,000 shares annually following grant on October 31, 2009.
(7)	Vests annually in three installments following grant on October 31, 2010.

During the fiscal year ended October 31, 2010, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreement

The Company has no employment or severance agreements with any of its executive officers other than with Mr. Howard Hill, the Company’s President and Chief Executive Officer. Mr. Hill has been the President/Chief Executive Officer of the Company since 1994. On June 6, 2008 the Company entered into a new employment agreement with Mr. Hill. Under the new employment agreement, Mr. Hill agreed to serve as the Company’s President and Chief Executive Officer for up to three one-year periods. Under the employment agreement, Mr. Hill’s annual salary during the fiscal year ending October 31, 2011 is $210,000. The employment agreement will expire on June 20, 2011.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock. Options to purchase 2,000 shares of common stock were granted to each of the directors on January 21, 2010.  The Chairman of the Board, Mr. Fink, was granted an additional 2,000 shares on January 21, 2010 as compensation for his service as the Chairman.  All of these options vested immediately upon grant and had an exercise price of $4.49 per share, which was the closing stock price on January 21, 2010. Also, the Company extended a former board member’s exercise period for his outstanding grants. The directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings.

In addition to the foregoing grant of options, all non-employee members of the Board of Directors receive an annual cash payment of $5,000 per director, and the non-employee Chairman of the Board receives an annual payment of $10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 12, 2011 for (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 12, 2011, there were 2,930,882 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	237,371	(2)	7.3%

James Doss 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	46,249	(3)	1.4%

John R. Ehret 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	30,000	(4)	0.9%

Robert Jacobs 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	16,000	(5)	0.5%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	41,165	(6)	1.3%

William Reynolds 7610 Miramar Rd., Ste. 6000 San Diego, CA 92126-4202	30,340	(7)	0.9%

All Directors and Officers as a Group (6 Persons)	401,125	(8)	12.3%

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	450,930		13.9%

Morgan Stanley 1585 Broadway New York, NY 10036	156,500	(9)

Red Oak Partners, LLC 654 Broadway, Suite 5, New York, New York 10012	164,815	(10)

(1)           Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)           Includes 233,871 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)           Includes 46,249 shares that Mr. Doss has the right to acquire upon exercise of options exercisable within 60 days.

(4)           Includes 18,000 shares that Mr. Ehret has the right to acquire upon exercise of options exercisable within 60 days.

(5)           Consists of 16,000 shares, which Mr. Jacobs have the right to acquire upon exercise of options exercisable within 60 days.

(6)           Includes 41,165 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

 (7)           Consists of 26,000 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(8)           Includes 381,285 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(9)           Information is based on a report on Schedule 13G filed February 12, 2010.

(10)           Information is based on a report on Schedule 13G filed November 24, 2010.  Represents securities owned by Red Oak Partners, LLC, a New York limited liability company, The Red Oak Fund, LP, a Delaware limited partnership, and Pinnacle Fund LLLP, a Colorado limited liability limited partnership.  Red Oak Partners, LLC is the general partner of The Red Oak Fund, LP and a managing member of Pinnacle Fund LLLP.  David Sandberg, the controlling member of Red Oak Partners, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment. As of October 31, 2010, the principal balance still outstanding on the loan was $66,980. Mr. Hill pays interest on the loan annually. The loan is evidenced by a promissory note that is secured by a lien on certain of Mr. Hill’s personal property.

Mr. Jacobs, a director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2010 and October 31, 2009, the Company paid the firm $52,783 and $52,668, respectively, for services rendered.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

The following is a summary of the fees billed to the Company by J.H. Cohn LLP for professional services rendered related to the fiscal years ended October 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$148,000	$146,000
Audit-Related Fees	-	-
Total Fees	$148,000	$146,000

Audit Fees.  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by J.H. Cohn LLP in connection with statutory and regulatory filings or engagements.

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

ITEM 15.               EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007(7)

10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated June 5, 2008, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle Americank LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Form of 2010 Stock Incentive Plan (10)

10.8	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.9	Amendment of 2000 Stock Incentive Plan (11)

14.1	Code of Ethics (5)

23.1	Consent of Independent Registered Public Accounting Firm J.H. Cohn LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Press release issued January 12, 2010 announcing the financial results for fiscal year ended October 31, 2010

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

(9)           Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2009, which exhibit is hereby incorporated herein by reference.

(10)         Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is hereby incorporated herein by reference.

(11)         Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the Company.

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
October 31, 2010 and 2009	F-3

Statements of Income
Years Ended October 31, 2010 and 2009	F-4

Statements of Stockholders’ Equity
Years Ended October 31, 2010 and 2009	F-5

Statements of Cash Flows
Years Ended October 31, 2010 and 2009	F-6

Notes to Financial Statements	F-7-F-21

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying balance sheets of RF Industries, Ltd. as of October 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. as of October 31, 2010 and 2009, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

San Diego, California
January 12, 2011

RF INDUSTRIES, LTD.

BALANCE SHEETS
OCTOBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,728,884	$1,225,927
Certificates of deposit	4,577,570	6,476,981
Trade accounts receivable, net of allowance for doubtful accounts of $75,734 and $52,892	2,557,822	2,263,265
Inventories	4,607,843	4,984,921
Other current assets	448,187	340,362
Deferred tax assets	613,100	478,200
Total current assets	17,533,406	15,769,656

Equipment and furnishings:
Equipment and tooling	2,434,176	2,365,160
Furniture and office equipment	508,221	425,389
	2,942,397	2,790,549
Less accumulated depreciation	2,412,070	2,224,745
Totals	530,327	565,804

Goodwill		137,328
Amortizable intangible assets, net		27,156
Note receivable from stockholder	66,980	66,980
Long-term investments in certificates of deposit	946,491
Other assets	32,159	31,276

Totals	$19,109,363	$16,598,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$537,850	$224,974
Accrued expenses	1,217,454	673,080
Income taxes payable	123,909	75,134
Total current liabilities	1,879,213	973,188

Deferred tax liabilities	18,800	50,500
Other long-term liabilities	297,390	321,030
Total liabilities	2,195,403	1,344,718

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 10,000,000 shares at $.01 par value; 2,930,882 and 2,848,313 shares issued and outstanding	29,309	28,483
Additional paid-in capital	7,025,965	6,502,447
Retained earnings	9,858,686	8,722,552
Total stockholders' equity	16,913,960	15,253,482

Totals	$19,109,363	$16,598,200

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009

Net sales	$16,322,178	$14,213,045
Cost of sales	8,158,798	7,308,479

Gross profit	8,163,380	6,904,566

Operating expenses:
Engineering	887,865	1,050,398
Selling and general	5,133,967	4,738,265
Goodwill impairment	137,328	209,763
Totals	6,159,160	5,998,426

Operating income	2,004,220	906,140

Other income – interest	86,614	193,429

Income before income taxes	2,090,834	1,099,569

Provision for income taxes	870,587	443,602

Net income	$1,220,247	$655,967

Earnings per share:
Basic	$.43	$.22

Diluted	$.38	$.20

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2010 AND 2009

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, November 1, 2008	3,226,264	$32,263	$6,411,810	$9,677,617	$16,121,690
Net income				655,967	655,967

Stock based compensation expense			153,197		153,197

Stock issuance related to contingent liability	7,407	74	29,926		30,000

Dividends				(94,780)	(94,780)

Treasury stock purchased and retired	(385,358)	(3,854)	(92,486)	(1,516,252)	(1,612,592)

Balance, October 31, 2009	2,848,313	28,483	6,502,447	8,722,552	15,253,482

Net income				1,220,247	1,220,247

Stock based compensation expense			231,000		231,000

Exercise of stock options	79,954	800	204,308		205,108

Excess tax benefit from exercise of stock options			78,235		78,235

Stock issuance related to contingent liability	2,615	26	9,975		10,001

Dividends				(84,113)	(84,113)

Balance, October 31, 2010	2,930,882	$29,309	$7,025,965	$9,858,686	$16,913,960

See Notes to Financial Statements.

RF INDUSTRIES, LTD.

STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
Operating activities:
Net income	$1,220,247	$655,967
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	15,279	8,110
Depreciation and amortization	214,266	239,777
Goodwill impairment	137,328	209,763
Inventory write-down	247,539
Deferred income taxes	(166,600)	8,700
Loss on disposal of equipment		4,826
Stock based compensation expense	231,000	153,197
Excess tax benefit from stock based compensation	(78,235)
Changes in operating assets and liabilities:
Trade accounts receivable	(309,835)	(200,026)
Inventories	129,539	964,787
Income taxes receivable/ (payable)	127,010	(157,793)
Other current assets	(107,825)	(122,919)
Other long-term assets	(882)	(2,894)
Accounts payable	312,876	(104,535)
Accrued expenses	554,590	(57,682)
Other long-term liabilities	(23,641)	103,845
Net cash provided by operating activities	2,502,656	1,703,123

Investing activities:
Purchases of certificates of deposit	(5,014,406)	(7,015,184)
Maturities of certificates of deposit	5,967,327	7,401,914
Capital expenditures	(151,850)	(217,392)
Net cash provided by investing activities	801,071	169,338

Financing activities:
Proceeds from exercise of stock options	205,108
Purchases of treasury stock		(1,612,592)
Excess tax benefit from stock based compensation	78,235
Dividends paid	(84,113)	(94,780)
Net cash provided by (used in) financing activities	199,230	(1,707,372)

Net increase in cash and cash equivalents	3,502,957	165,089

Cash and cash equivalents at beginning of year	1,225,927	1,060,838

Cash and cash equivalents at end of year	$4,728,884	$1,225,927

Supplemental cash flow information - income taxes paid	$928,000	$550,000

Noncash investing and financing activities:
Retirement of treasury stock		$1,612,592
Stock issuance related to contingent liability	$10,001	$30,000

See Notes to Financial Statements.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

The Company’s business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company currently conducts its operations through six related business divisions: (i) RF Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connectors and cable assemblies used primarily in radio and other professional communications applications; (ii) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors and connector assemblies for aerospace, original electronics manufacturers and military electronics applications; (iii) Oddcables.com Division is engaged in sales of microwave and radio frequency connectors and cable assemblies to end users in multi-media, radio and other communications applications; (iv) Bioconnect Division is engaged in the design, manufacture and sales of cable interconnects for medical monitoring applications; (v) Neulink Division is engaged in the design, manufacture and sales of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (vi) RadioMobile Division is engaged as an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile Division operates as a separate division and supplements the operations of the Company’s Neulink division (see Note 11).

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

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Goodwill

We review our goodwill for impairment annually at the reporting unit level. We also analyze whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived assets, and/or slower growth rates, among others.

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

Due to the ongoing negative effects of the global recession and related triggers, (due to Aviel division not meeting its revenue forecasts), during the third quarter of 2010, the Company performed an impairment analysis of the Aviel goodwill balance. The sales generated by this division were significantly lower than expected and the forecasted improvements from prior periods did not occur.  As such, triggers were evident at this division in the third quarter of 2010. Prior to management’s analysis, the Company had a total of $137,328 of goodwill residual from the acquisition of the Aviel division. As a result of its analysis, management recorded a goodwill impairment charge of $137,328 for the third quarter of fiscal 2010.

Due to negative effects of the global recession and related triggers, during the third quarter of fiscal 2009, the Company experienced a significant decrease in sales in general, and at the RadioMobile and Worswick reporting units in particular. The sales generated by these reporting units were significantly lower than expected and the expected third quarter improvements did not occur. As such, triggers were evident at these two divisions in the third quarter of fiscal 2009 and management performed a goodwill impairment review. Prior to management’s review, the Company had a total of $347,091 of goodwill of which $137,328 was allocated to the acquisition of the Aviel division and the balance was allocated to the more recent acquisitions of the RadioMobile and Worswick businesses. As a result of its review, management recorded a goodwill impairment charge of $209,763 in the third quarter of fiscal 2009, which is included in operating expenses in the statement of income. There were no such triggering events in the third quarter of fiscal 2009 at the Aviel reporting unit and its goodwill was not affected.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The changes in the carrying amounts of segment goodwill for fiscal 2010 and 2009 are as follows:

	RF Connectors and Cable Assembly	RF Wireless	Total
Balance at November 1, 2008	$200,848	$146,243	$347,091

Impairment Charge	(63,520)	(146,243)	(209,763)

Balance at October 31, 2009	137,328	-	137,328

Impairment charge	(137,328)	-	(137,328)

Balance at October 31, 2010	$-	$-	$-

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

Amortizable Intangible assets

Amortizable intangible assets are amortized over their estimated useful lives of three years.

	2010	2009

Software	$47,522	$47,522
Accumulated amortization	(47,522)	(31,681)
	-	15,841

Customer list	33,945	33,945
Accumulated amortization	(33,945)	(22,630)
	-	11,315
Totals	$-	$27,156

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $215,000 and $254,000 in 2010 and 2009, respectively.

Research and development

The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $422,000 and $889,000 in 2010 and 2009, respectively.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

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

For the fiscal years ended October 31, 2010 and 2009, charges related to stock based compensation amounted to approximately $231,000 and $153,000, respectively.  For the fiscal years ended October 31, 2010 and 2009, stock based compensation classified in cost of sales amounted to $33,000 and $13,000 and stock based compensation classified in selling, general and engineering expense amounted to $198,000 and $140,000 respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2010 and 2009, that were not included in the computation because they were anti-dilutive, totaled 221,874 and 476,710, respectively.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted earnings per share:

	2010	2009
Numerators:
Net income (A)	$1,220,247	$655,967

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	2,859,803	2,951,002
Add effects of potentially dilutive securities - assumed exercise of stock options	383,002	297,902

Weighted average shares for diluted earnings per share (C)	3,242,805	3,248,904

Basic net earnings per share (A)÷(B)	$0.43	$0.22

Diluted net earnings per share (A)÷(C)	$0.38	$0.20

Fair value measurements

Financial assets and financial liabilities are required to be measured and reported on a fair value basis using the following three categories for classification and disclosure purposes:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company also considers counterparty credit risk in its assessment of fair value. The carrying value of financial instruments including cash and cash equivalents, all certificates of deposit, accounts receivable, and accounts payable approximate their respective fair values due to the short-term maturities of these instruments. The fair value of the Company’s note receivable from stockholder (see Note 9) cannot be practicably determined due to its related party nature. The Company classifies its certificates of deposit as Level 1 within the fair value hierarchy.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

New accounting pronouncements

In April 2009, the Financial Accounting Standards Board issued new accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This new guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This new guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This new accounting guidance was effective for us on November 1, 2010; however, as the provision of the guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.

Note 2 - Concentration of credit risk and sales to major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2010, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $4,363,000.

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

Sales to one customer represented 20% and 15% of total sales, and 22% and 26% of total accounts receivable in 2010 and 2009, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 3 - Inventories and major vendors

Inventories consist of the following as of October 31:

	2010	2009

Raw materials and supplies	$1,405,443	$1,355,504
Work in process	15,425	8,105
Finished goods	3,348,944	3,685,950
Less inventory reserve	(161,969)	(64,638)

Totals	$4,607,843	$4,984,921

Purchases of connector products from three major vendors represented 23%, 18%, and 14% of total inventory purchases in 2010 and 23%, 10%, and 8% in 2009, respectively. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company. During the third quarter of 2010, the Company wrote-off $247,539 of excess and obsolete inventory at the Neulink division not previously reserved.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Commitments

The Company leases its facilities in San Diego, California and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in March 2009 extending the term of the lease and again in September 2009 adding additional square feet. The amended lease expires in March 2014 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents, included in accrued expenses and other long-term liabilities, were $98,000 as of October 31, 2010 and $80,000 at October 31, 2009. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Oddcables.com division operations include a warehouse and retail space. During the past two years, the Aviel division was leasing two facilities in Las Vegas, the first of which was a three year lease, which expired in March 2010. The second lease was entered into and commenced in September 2009 and expires in March 2015. The Company also leases certain automobiles under operating leases which expire at various dates through October 2014.

Rent expense under all operating leases totaled approximately $465,000 and $459,000 in 2010 and 2009.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2010 are as follows:

Year Ending October 31,	Amount

2011	$414,000
2012	403,000
2013	412,000
2014	179,000
2015	14,000
Total	$1,422,000

The Company has an employment agreement with the President and Chief Executive Officer for a term of up to three consecutive one year periods commencing on June 20, 2008, and ending on June 20, 2011, which expires at the end of each employment year on June 19 and may be extended by the Company for an additional employment year on the anniversary dates thereafter. The aggregate amount of compensation to be provided over the remaining term of the employment agreement amounted to approximately $140,000 at October 31, 2010.

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

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates Connector and Cable Assembly, Aviel Electronics, and Oddcables.com divisions into the RF Connector and Cable Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect Division makes up the Company’s Medical Cabling and Interconnector segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2010 and 2009:

	2010	2009

United States	$14,504,628	$11,816,306
Foreign countries:
Israel	696,022	1,175,744
All other	1,121,528	1,220,995

Totals	$16,322,178	$14,213,045

Net sales, income before provision for income taxes and other related segment information as of October 31, 2010 and 2009, and for the years then ended follows:

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

	RF Connector and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
2010
Net sales	$14,094,158	$1,724,819	$503,201	$		$16,322,178
Income (loss) before provision for income taxes	2,606,201	306,161	(908,142)		86,614	2,090,834
Depreciation and amortization	164,055	23,315	26,896			214,266
Total assets	4,204,819	316,149	617,202		13,971,193	19,109,363
Additions to equipment and furnishings	115,839	32,549	3,462			151,850

2009
Net sales	$12,153,597	$1,323,640	$735,808	$		$14,213,045
Income (loss) before provision for income taxes	1,604,193	114,333	(812,386)		193,429	1,099,569
Depreciation and amortization	193,512	13,613	32,652			239,777
Total assets	4,505,866	289,911	919,432		10,882,991	16,598,200
Additions to equipment and furnishings	187,417	16,820	13,155			217,392

Note 6 - Income taxes

The provision (benefit) for income taxes consists of the following:

	2010	2009
Current:
Federal	$825,965	$323,716
State	211,222	111,186
	1,037,187	434,902
Deferred:
Federal	(135,300)	21,200
State	(31,300)	(12,500)
	(166,600)	8,700

Totals	$870,587	$443,602

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at Federal statutory rate	$710,100	34.0%	$373,900	34.0%
State tax provision, net of Federal tax benefit	118,748	5.7	65,133	5.9
Nondeductible differences:
ISO stock options	38,000	1.8	17,700	1.6

Tax credits			(50,124)	(4.6)

Other	3,739	0.1	36,993	3.4
Provision for income taxes	$870,587	41.6%	$443,602	40.3%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2010 and 2009 are as follows:

	2010	2009
Current Assets:
Allowance for doubtful accounts	$30,200	$21,100
Inventory obsolescence	64,500	25,700
Accrued vacation	105,500	79,500
State income taxes	71,800	41,000
Stock based compensation awards	200,300	171,900
Section 263A costs	97,600	103,300
Other	43,200	35,700
Total current assets	613,100	478,200

Long-Term Assets:
Amortization / intangible assets	131,600	82,500

Long-Term Liabilities:
Depreciation / equipment and furnishings	(150,400)	(133,000)

Net deferred tax assets	$594,300	$427,700

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at November 1, 2008	$182,093
Lapse of statute of limitations- tax positions in prior period	(49,259)
Gross increase – tax positions in current period	108,510
Balance at November 1, 2009	241,344
Lapse of statute of limitations - tax positions in prior period	(194,921)
Gross increase – tax positions in current period	169,748
Balance at October 31, 2010	$216,171

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

The Company’s total gross liability for unrecognized tax benefits at October 31, 2010 was $216,171, including $52,416 of interest and penalties. At November 1, 2009 the Company’s total gross liability for unrecognized tax benefits was $241,344, including $59,765 of interest and penalties. During the year ended October 31, 2009, a net increase of $7,457 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the statement of income.

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. During the year ended October 31, 2010, a reduction of $7,349 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the statement of income. As of October 31, 2010, $52,416 of accrued interest and penalties are included in other long-term liabilities in the balance sheet. As of October 31, 2009, $59,765 of accrued interest and penalties were included in other long-term liabilities in the balance sheet.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2007 through 2010 remain subject to examinations.

Note 7 - Stock options

Incentive and Non-Qualified Stock Option Plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company was authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increased on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Subsequently, the Board of Directors and Stockholders approved several increases in the authorized number of options to the 2000 Option Plan. The 2000 Option Plan expired in May of 2010. At time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors.  Accordingly, as of October 31, 2010, there were no shares of common stock authorized by the Company to be issued under the 2000 Option Plan. However, there were options for 955,396 shares that had been granted under the 2000 Plan, of which 772,572 were still outstanding and available for exercise. Under the 2000 Option Plan, the Company was authorized to grant both incentive stock options and non-qualified stock options. Incentive and non-qualified stock options under the 2000 Option Plan were granted at an exercise price no less than the fair value of the common stock on the date of grant.

On March 9, 2010, our Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”).  In June 2010, our stockholders approved the 2010 Plan by vote as required by The NASDAQ Capital Market listing standards.  Accordingly, the Company may now make awards under the 2010 Plan as described below. The Board adopted the 2010 Plan because the Company’s prior stock option plan, the 2000 Option Plan that was adopted in May 2000, expired on May 5, 2010. An aggregate of 500,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. As of October 31, 2010, 407,546 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Additional disclosures related to stock option plans

The fair value of each option granted in 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009

Expected volatility	50.9%-57.7%	53.7%-60.4%
Weighted-average volatility	52.1%	56.1%
Expected dividends	1.7%	0.6%
Expected term (in years)	2.5-3.5	2.5-7.5
Risk-free interest rate	0.5%-1.4%	1.0%-3.0%
Weighted average fair market value of options granted during the year	$2.14	$1.97
Weighted average fair market value of options vested during the year	$1.78	$1.70

Expected volatilities are based on historical volatility of the Company’s stock. During fiscal 2010, the Company granted options for the purchase of 16,000 shares that vested immediately with an option life of five years, and options for the purchase of 76,454 shares with a vesting period of three years and an option life of five years. Since the Company has little historical experience in determining the expected life of these new option terms, the Company used the simplified method to calculate the expected life of these option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield. The Company estimates forfeiture rates based upon historical exercise behavior.

Additional information regarding all of the Company's outstanding stock options at October 31, 2010 and 2009 and changes in outstanding stock options in 2010 and 2009 follows:

	2010		2009
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	1,243,306	$3.74	1,067,041	$3.77
Options granted	92,454	6.40	223,955	4.05
Options exercised	(79,954)	2.57
Options forfeited	(28,330)	4.40	(47,690)	5.79

Options outstanding at end of year	1,227,476	$4.00	1,243,306	$3.74

Options exercisable at end of year	916,029	$3.85

Options vested and expected to vest at end of year	1,218,228	$3.97

Option price range at end of year	$0.10 - $7.56		$0.10 - $7.56

Aggregate intrinsic value of options exercised during year:	$338,580

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Included in the options outstanding are 527,204 in 2010 and 500,871 in 2009 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Weighted average remaining contractual life of options outstanding at October 31, 2010: 4.27 years.

Weighted average remaining contractual life of options exercisable at October 31, 2010: 3.99 years.

Weighted average remaining contractual life of options vested and expected to vest at October 31, 2010: 4.24 years.

Aggregate intrinsic value of options outstanding at October 31, 2010: $3,593,437

Aggregate intrinsic value of options exercisable at October 31, 2010: $2,864,346

Aggregate intrinsic value of options vested and expected to vest at October 31, 2010: $3,566,364

As of October 31, 2010, $500,920 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 4.54 years.

Note 8 - Retirement plan

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize discretionary contributions by the Company. The Company did not make contributions to the plan in 2010 or 2009.

Note 9 - Related party transactions

The note receivable from stockholder of $66,980 at October 31, 2010 and 2009 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President.

A director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2010 and 2009, the Company paid the firm $52,783 and $52,668, respectively, for services rendered by that firm.

Note 10- Legal proceedings

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 11- Business acquisition

The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc. (“RadioMobile”), a privately held San Diego, California company on September 1, 2007. RadioMobile Inc. is an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile has developed software and hardware used by police departments and transportation vehicles to receive and transfer electronic data. The RadioMobile purchase agreement contains certain provisions containing contractual and/or legal rights that could potentially create intangible assets apart from goodwill. The asset purchase agreement has an earn out provision over three years based upon revenues earned by RadioMobile operating as a separate division. As of October 31, 2010, all earn-out payments had been made. The purchase price for the RadioMobile assets included $166,667 in cash payments and $175,000 in stock issuance, representing 30,919 shares at $5.66 and totaling $35,665 of guaranteed minimum future consideration. Minimum contingent consideration amounts per the Asset Purchase Agreement were recorded upon closing at their net present value, using an 8% discount rate.

During the year ended October 31, 2010, shares of the Company’s common stock with a value of $10,000 were paid as per the minimum contingent earn-out provision included in the RadioMobile Asset Sales agreement. As of October 31, 2010, no additional future consideration was payable.

Note 12- Dividends declaration

The Company paid dividends of $0.03 per share for a total of $84,113 and $94,780 during the fiscal years ended October 31, 2010 and 2009, respectively.

Note 13- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following as of October 31:

	2010	2009

Wages payable	$834,188	$426,596
Accrued receipts	318,490	183,212
Other current liabilities	64,776	63,272

Totals	$1,217,454	$673,080

           Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following as of October 31:

	2010	2009

Tax related liabilities	$216,171	$241,344
Deferred lease liabilities	81,219	79,686
Other long-term liabilities	-	-

Totals	$297,390	$321,030

RF INDUSTRIES, LTD.
NOTES TO FINANCIAL STATEMENTS

See Note 6 for discussion of the tax-related liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 14- Subsequent events

At its December 10, 2010 meeting, the Board of Directors approved a $0.03 dividend to be paid on January 17, 2011 to stockholders of record on December 31, 2010. On December 16, 2010, Congress passed the 2010 Tax Relief Act which will impact the Company’s tax provision in the first quarter of fiscal 2011. Due to the passage of the Act into law, the Company estimates it will be able to claim an increased tax credit related to the year October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $55,000. The credit will be recorded in the first quarter of fiscal 2011.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 12, 2011	By:	/s/ Howard F. Hill
Howard F. Hill, President/CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 12, 2011	By:	/s/ James S. Doss
James S. Doss, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: January 12, 2011	By:	/s/ Howard F. Hill
Howard F. Hill, President/CEO
(Principal Executive Officer)

Date: January 12, 2011	By:	/s/ John Ehret
John Ehret, Director

Date: January 12, 2011	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 12, 2011	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 12, 2011	By:	/s/ Robert Jacobs
Robert Jacobs, Director