Form 10-Q
period 2011-01-31
R F INDUSTRIES LTD
filed 2011-03-09
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 1, 2011 was 3,007,608.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2011	October 31, 2010
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,607,479	$4,728,884
Certificates of deposit	4,176,798	4,577,570
Trade accounts receivable, net of allowance for doubtful accounts of $82,393 and $75,734	2,206,623	2,557,822
Inventories	5,035,381	4,607,843
Other current assets	530,126	448,187
Deferred tax assets	613,100	613,100
TOTAL CURRENT ASSETS	17,169,507	17,533,406

Equipment and furnishings:
Equipment and tooling	2,455,021	2,434,176
Furniture and office equipment	508,221	508,221
	2,963,242	2,942,397
Less accumulated depreciation	2,462,028	2,412,070
TOTALS	501,214	530,327

Note receivable from stockholder	66,980	66,980
Long-term investments in certificates of deposit	1,446,910	946,491
Other assets	32,159	32,159
TOTAL ASSETS	$19,216,770	$19,109,363

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2011	October 31, 2010
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$376,304	$537,850
Accrued expenses	1,172,672	1,217,454
Income taxes payable		123,909
TOTAL CURRENT LIABILITIES	1,548,976	1,879,213

Deferred tax liabilities	18,800	18,800
Other long-term liabilities	292,159	297,390
TOTAL LIABILITIES	1,859,935	2,195,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 100,000,000 shares of $0.01 par value; 2,973,759 and 2,930,882 shares issued and outstanding	29,738	29,309
Additional paid-in capital	7,322,029	7,025,965
Retained earnings	10,005,068	9,858,686
TOTAL STOCKHOLDERS’ EQUITY	17,356,835	16,913,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,216,770	$19,109,363

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31
(UNAUDITED)

	2011	2010

Net sales	$4,140,295	$3,312,871

Cost of sales	1,970,327	1,682,931

Gross profit	2,169,968	1,629,940

Operating expenses:

Engineering	296,016	193,722

Selling and general	1,345,514	1,217,733

Totals	1,641,530	1,411,455

Operating income	528,438	218,485

Other income - interest	10,486	26,073

Income before taxes	538,924	244,558

Provision for income taxes	187,431	101,189

Net income	$351,493	$143,369

Basic earnings per share	$0.12	$0.05

Diluted earnings per share	$0.10	$0.05

Basic weighted average shares outstanding	2,949,703	2,848,773

Diluted weighted average shares outstanding	3,399,885	3,179,413

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31
(UNAUDITED)

	2011	2010
OPERATING ACTIVITIES:
Net income	$351,493	$143,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	6,660	9,728
Depreciation and amortization	49,956	49,669
Stock-based compensation expense	92,609	72,055
Excess tax benefit from stock based compensation	(26,485)
Changes in operating assets and liabilities:
Trade accounts receivable	344,539	267,649
Inventories	(427,538)	(206,748)
Other current assets	(81,939)	(171,880)
Accounts payable	(161,546)	72,068
Income taxes payable	(97,424)	11,189
Accrued expenses	(165,085)	(19,800)
Other long-term liabilities	(5,231)	16,047
Net cash provided by (used in) operating activities	(119,991)	243,346

INVESTING ACTIVITIES:
Purchase of short term investments	(1,748,646)	(1,661,636)
Sale of short term investments	1,649,000	1,464,327
Capital expenditures	(20,843)	(75,680)
Net cash used in investing activities	(120,489)	(272,989)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177,399
Excess tax benefit from stock based compensation	26,485
Dividends paid	(84,809)
Net cash provided by financing activities	119,075

Net decrease in cash and cash equivalents	(121,405)	(29,643)

Cash and cash equivalents, beginning of period	4,728,884	1,225,927

Cash and cash equivalents, end of period	$4,607,479	$1,196,284

Supplemental cash flow information – income taxes paid	$320,000	$90,000

Supplemental noncash financing activities:
Dividends payable	$120,304

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are normal and recurring have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2010, has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2010 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2010 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2011. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

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

	January 31, 2011	October 31, 2010

Raw materials and supplies	$1,369,263	$1,405,443
Work in process	23,301	15,425
Finished goods	3,672,817	3,348,944
Inventory reserve	(30,000)	(161,969)

Totals	$5,035,381	$4,607,843

Purchases of connector products from three major vendors in the three month period ended January 31, 2011 represented 33%, 13%, and 11% of total inventory purchases, compared to four major vendors who represented 23%, 17%, 12% and 12% of total inventory purchases for the same period in 2010. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2011, the effects of the assumed exercise of options to purchase 298,328 shares of the Company’s common stock, at a price range of $6.80 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At January 31, 2010, the effects of the assumed exercise of options to purchase 471,101 shares of the Company’s common stock, at a price of $4.49 to $7.56 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31
	2011	2010

Weighted average shares outstanding for basic earnings per share	2,949,703	2,848,773

Add effects of potentially dilutive securities-assumed exercise of stock options	450,182	330,640

Weighted average shares for diluted net earnings per share	3,399,885	3,179,413

Note 4 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees.  Non-qualified stock options granted during the quarter ended January 31, 2011 vest and are exercisable immediately and expire in five years from date of grant. During the three months ended January 31, 2011, the Company granted a total of 14,000 non-qualified stock options to its directors. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the three months ended January 31, 2011 and 2010 was estimated to be $1.99 and $1.63 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	1.03%	1.41%
Dividend yield	1.91%	0.00%
Expected life of the option	2.5 years	2.5 years
Volatility factor	55.78%	57.67%

Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used the simplified method to calculate the expected life of the 2011 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2011, the Company issued 42,877 shares of our common stock and received net proceeds of $177,399 in connection with the exercise of employee stock options.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2011 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2010	1,227,476	$4.00
Options granted	14,000	$6.28
Options exercised	(42,877)	$4.14
Options canceled or expired	(762)	$4.50
Options outstanding at January 31, 2011	1,197,837	$4.03
Options exercisable at January 31, 2011	896,393	$3.85
Options vested and expected to vest at January 31, 2011	1,184,626	3.98

Weighted average remaining contractual life of options outstanding as of January 31, 2011: 4.06 years

Weighted average remaining contractual life of options exercisable as of January 31, 2011: 3.78 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2011: 4.02 years

Aggregate intrinsic value of options outstanding at January 31, 2011: $3,972,790

Aggregate intrinsic value of options exercisable at January 31, 2011: $3,139,676

Aggregate intrinsic value of options vested and expected to vest at January 31, 2011: $3,928,973

As of January 31, 2011, $449,460 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.53 years.

Stock Option Expense

During the three months ended January 31, 2011 and 2010, stock-based compensation expense totaled $92,609 and $72,055, respectively. For the three months ended January 31, 2011 and 2010, stock-based compensation classified in cost of sales amounted to $14,680 and $8,826 and stock-based compensation classified in selling and general expense amounted to $77,929 and $63,229, respectively.

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 17% and 19% of the Company’s net sales for the three month periods ended January 31, 2011 and 2010, respectively. At January 31, 2011 and October 31, 2010, this customer’s account receivable balance accounted for approximately 12% and 22%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past twelve years, respectively, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. All stock based compensation is attributed to the RF Connector and Cable Assembly segment. Inventory and fixed assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month periods ended January 31, 2011 and 2010:

	Three Months Ended January 31
	2011	2010

United States	$3,524,925	$2,828,082
Foreign countries:
Canada	340,545	136,882
Israel	113,121	190,634
Mexico	113,214	103,131
All other	48,490	54,142

Totals	$4,140,295	$3,312,871

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended January 31, 2011 and 2010 are as follows:

	RF Connectors and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
2011
Net sales	$3,406,946	$608,212	$125,137		$4,140,295
Income (loss) before provision for income taxes	625,967	133,887	(231,415)	$10,485	538,924
Depreciation and amortization	42,743	6,749	464		49,956

207 2010
Net sales	$2,901,876	$358,188	$52,807		$3,312,871
Income (loss) before provision for income taxes	342,699	48,392	(172,606)	$26,073	244,558
Depreciation and amortization	38,664	4,040	6,965		49,669

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statement of income for the three months ended January 31, 2011 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34.0% and the state income tax rate, net of Federal tax effects, of 6%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of January 31, 2011, the Company estimated that its effective annual tax rate for the year ending October 31, 2011 will be approximately 41%.

The provision for income taxes during the first quarter of 2011 was $187,431 (or an effective tax rate of approximately 35%), compared to $101,189 in the fiscal quarter ended January 31, 2010 (or an effective tax rate of approximately 41%). The significant decrease in the tax rate in the first fiscal quarter of 2011 is primarily due to the Company’s recognition of a net onetime tax benefit of approximately $34,000 that related to a Federal research and development tax credits the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010. On December 16, 2010, Congress passed the 2010 Tax Relief Act (the “Act”) which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the passage of the Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011.

Without this adjustment, the effective tax rate for the three months ended January 31, 2011 would have been higher and comparable to the 2010 rate.

Note 8 - Related party transactions:

The note receivable from stockholder of $66,980 at January 31, 2011 and October 31, 2010 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President. During the three months ended January 31, 2011 and 2010, $0 and $4,019 of interest was paid, respectively. At January 31, 2011 and October 31, 2010, accrued interest receivable on the note receivable was $5,030 and $4,024, respectively.

Note 9 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	January 31, 2011	October 31, 2010

Wages payable	$493,260	$834,188
Accrued receipts	465,521	318,490
Other current liabilities	93,587	64,776
Dividends payable	120,304

Totals	$1,172,672	$1,217,454

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	January 31, 2011	October 31, 2010

Tax related liabilities	$216,171	$216,171
Deferred lease liabilities	75,988	81,219

Totals	$292,159	$297,390

Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 10 - Cash Dividend and declared dividends

The Company paid dividends of $0.03 per share for a total of $84,809 during the three month period ended January 31, 2011. No dividends were paid during the three month period ended January 31, 2010.

On January 6, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per pre-split share or $0.02 per post-split share.  The dividend record date is March 31, 2011 and the payment date to stockholders will be April 15, 2011. Estimated declared dividends of approximately $120,000 were recorded in accrued expenses as of January 31, 2011. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

Note 11 - Authorized Number of Shares of Common Stock

In 1987, the Company had 100,000,000 shares of $.001 par value common stock authorized, and 29,999,998 shares of common stock outstanding. On April 17, 1987, the Company filed a Certificate of Secretary with the Nevada Secretary of State's office pursuant to which the Company effected a 1-for-10 reverse stock split (that reduced the number of outstanding shares to 3,000,000). The Certificate of Secretary did not, however, specifically address, or reduce the number of authorized shares of common stock.

Based on its belief that the April 17, 1987 filing with the Nevada Secretary of State also reduced the number of authorized shares, the Company has since 1987 reported in its financial statements that the number of authorized shares of common stock consisted of 10,000,000 shares of $.01 par value common stock. On February 23, 2011, the Nevada Secretary of State's office notified the Company that based on the April 17, 1987 filing, the authorized number of common shares of the Company currently consist of 100,000,000 shares.

Note 12 - Subsequent Event - Stock Split

On February 11, 2011, the Company announced that the Board of Directors had declared a 2-for-1 split on the Company’s Common Stock. The stock split will be effected on March 10, 2011. Common shares outstanding, giving retroactive effect to the stock split at January 31, 2011 and 2010, would have been 5,947,518 and 5,861,764, respectively. Pro forma earnings per share, giving retrospective effect to the stock split is as follows:

	January 31, 2011	January 31, 2010
Basic earnings per share – as reported (pre stock split)	$0.12	$0.05
Basic earnings per share pro forma – (post stock split)	$0.06	$0.03
Diluted earnings per share – as reported (pre stock split)	$0.10	$0.05
Diluted earnings per share pro forma – (post stock split)	$0.05	$0.03

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

The following discussion should be read in conjunction with the Company’s financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2010 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The condensed financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented one-fourth of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 82% of the Company’s net sales during the three month period ended January 31, 2011, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of January 31, 2011, the amount of cash and cash equivalents was equal to $4,607,000 in the aggregate and the Company had $5,624,000 of investments in certificates of deposit.

•	As of January 31, 2011, the Company had $17,170,000 in current assets and $1,549,000 in current liabilities.

•	As of January 31, 2011, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company recognized net income of $351,493 for the three months ended January 31, 2011. However, the Company had negative net cash from operations of $119,991 primarily because it used its cash to increase its inventory purchases and reduced its outstanding expense payables.  During the first fiscal quarter, the Company used $427,538 for the purchase of inventory, $97,424 for income taxes paid, $161,546 to pay accounts payable, $165,085 to pay accrued expenses, and $81,939 for prepaid expenses and deposits. These outlays were partially offset by increased collections of accounts receivable of $344,539, which resulted in cash used in operating activities of $119,991 during the three months ended January 31, 2011. The Company increased its inventory purchases because of increased sales and because it received volume discounts from some of its vendors.  The benefits of inventories purchased at a discount are expected to be realized in future quarters as the inventories are sold.

The Company received proceeds of $1,649,000 from the maturity of certain of its certificates of deposit, and re-invested $1,748,646 in new certificates of deposit during the three months ended January 31, 2011.  The Company spent $20,843 on capital expenditures during the three months ended January 31, 2011. Financing activities increased the Company’s net cash provided by $119,075 due primarily to the receipt of $177,399 from the exercise of stock options. The increase in funds provided by financing activities was partially offset by dividends paid of $84,809.

As a result of the $119,991 of net cash used in operating activities, the Company’s overall cash position decreased by $121,405 during the three months ended January 31, 2011.

Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2011 decreased approximately 14%, or by $351,199, to $2,206,623 compared to the October 31, 2010 balance of 2,557,822 despite the 25% increase in net sales during the 2011 fiscal quarter. The decrease in accounts receivable is due to improved receivables management and collection efforts by the Company.

Inventories at January 31, 2011 increased 9%, or $427,538 to $5,035,381 compared to $4,607,843 at October 31, 2010. The increase in inventories is due to increased purchases during the three months ended January 31, 2011.  In order to obtain better quantity discounts from our vendors, the Company increased its purchase of certain inventories during the three months ended January 31, 2011.  In addition, inventory purchases were also increased to reflect changes in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $81,939 to $530,126 as of January 31, 2011, from $448,187 on October 31, 2010 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases and taxes.

Accounts payable at January 31, 2011 decreased $161,546 to $376,304 from $537,850 on October 31, 2010. The Company accelerated the payment of certain accounts payable in order to receive better terms.

As of January 31, 2011, the Company had a total of $4,607,479 of cash and cash equivalents compared to a total of $4,728,884 of cash and cash equivalents as of October 31, 2010. In addition, the amount of short term investments in certificates of deposits decreased by $400,772 to $4,176,798 from $4,577,570 on October 31, 2010 as the Company increased the amount of its long-term investments in certificates of deposits by $500,419 compared to the prior period to $1,446,910.  At the end of the January 31, 2011 fiscal quarter, the Company had working capital of $15,620,531 and a current ratio of approximately 11:1.

Results Of Operations

Three Months Ended January 31, 2011 vs. Three Months Ended January 31, 2010

Net sales in the current fiscal quarter ended January 31, 2011 (the “fiscal 2011 quarter”), increased by 25%, or $827,000 to $4,140,000 from $3,313,000 in the comparable fiscal quarter of prior year (the “fiscal 2010 quarter”), due to increased sales at all three of the Company’s segments. Medical Cabling and Interconnect product sales advanced 70% to a first quarter record of $608,000.  Sales increased in the fiscal 2011 quarter due to improvements in world-wide economic conditions and in the wireless infrastructure industry in particular, which caused some of the Company’s distributors to carry higher inventory levels and in turn resulted in higher sales by the Company to these distributors in the fiscal 2011 quarter.

Domestic sales and foreign sales increased at approximately the same rate.  Domestically, the Company’s net sales increased by $697,000 to $3,525,000 compared to $2,828,000 in the prior comparable quarter.  Foreign sales increased by $131,000 in the fiscal quarter ended January 31, 2011 to $615,000 compared to $485,000 during the fiscal quarter ended January 31, 2010.  Foreign sales represented approximately 15% of the Company’s net sales during both the January 31, 2011 and January 31, 2010 fiscal quarters.  The increase in foreign sales is primarily due to a significant increase in cable assembly sales to a major international customer in Canada.

The Company’s gross profit as a percentage of sales increased 3% to 52% during the fiscal 2011 quarter compared to 49% in the comparable fiscal quarter of prior year.  The Company operates in three segments.  The gross profit margin of the RF Connector and Cable Assembly segment increased by 4%, while the gross profit margin of the Medical Cabling & Interconnector segment increased by 5%. The gross profit margin of the RF Wireless segment increased significantly during the fiscal 2011 quarter compared to a negative gross margin in the fiscal 2010 quarter. The substantial gross margin increase in the RF Wireless segment was due primarily to an increase in the sales of wireless radio modems. The gross profit margin of the Medical Cabling and Interconnector segment increased by 5% to 37% compared to 32% in the prior comparable quarter primarily as a result of the increase in overall sales, which reduced the Company’s unit costs. Also, operating income for the Medical Cabling and Interconnector segment jumped to $134,000 in the fiscal 2011 quarter from $48,000 in the fiscal 2010 quarter due to increased sales coupled with increased efficiencies associated with a higher utilization rate for the new manufacturing equipment this segment has acquired in recent years. Bioconnect continues to receive increasing order levels from existing and new customers. During the fiscal 2011 quarter, the Company’s fixed component cost of labor as a percentage of net sales was lower than in the fiscal 2010 quarter, resulting in an increase in gross margins in both the RF Connector and Cable Assembly and Medical Cabling and Interconnector segments.  Sales of the RF Connector and Cable assembly segment accounted for approximately 82% of the Company’s total sales and 76% of the total cost of sales in the current three month period, compared to 88% of the Company’s total sales and 82% of the total cost of sales in the comparable quarter of prior year.

Engineering expenses increased 53%, or $102,294, in the fiscal 2011 quarter to $296,016 from $193,722 in the fiscal 2010 quarter due to new product development at the RF Wireless segment.

Selling and general expenses increased 10%, or $127,781, in the fiscal 2011 quarter to $1,345,514 from $1,217,733 in the comparable quarter of the prior fiscal year.  The increase in selling and general expenses was due in part to an increase in sales, as well as non-cash stock option expenses incurred during the quarter ended January 31, 2011.  However, the Company also incurred significant accounting, legal and other professional fees in the fiscal 2011 quarter as a result of its on-going evaluation of merger and acquisition opportunities.

Other income, consisting primarily of interest income, decreased by $15,587 in fiscal 2011 to $10,486 compared to $26,073 in the comparable quarter of the prior year due to a continued decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the increase in net sales for the fiscal 2011 quarter and an increase in gross profit as a percentage of sales, the Company generated income before the provision for income taxes during the fiscal quarter ended January 31, 2011 of $538,924.  Income before provision for income taxes for the fiscal quarter ended January 31, 2010 was $244,558.

The provision for income taxes during the fiscal 2011 quarter was $187,431 (or an effective tax rate of approximately 35%), compared to $101,189 in the fiscal quarter ended January 31, 2010 (or an effective tax rate of approximately 41%). The significant decrease in the tax rate in the first fiscal quarter of 2011 is primarily due to the Company’s recognition of a onetime net tax benefit of approximately $34,000 that related to a Federal research and development tax credits the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010.  On December 16, 2010, Congress passed the 2010 Tax Relief Act, which impacted the Company’s tax provision in the fiscal 2011 quarter. Due to the enactment of the 2010 Tax Relief Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. Without this adjustment, the effective tax rate for the three months ended January 31, 2011 would have been higher and comparable to the 2010 rate.

With the significant increase of $827,000 in net sales in the fiscal 2011 quarter and the increase in gross margins in all three of the Company’s segments, gross profit increased by $540,000 from the fiscal 2010 quarter.  Although engineering expenses increased by $102,000 and selling and general expenses increased by $128,000 from the prior comparable period, the Company’s operating income for the three months ended January 31, 2011 increased by $310,000 to $528,000.  Operating income was $218,000 in the fiscal 2010 quarter.  Accordingly, net income for the fiscal quarter ended January 31, 2011 was $351,493 compared to $143,369 in the prior comparable period.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report.

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 5.  Other Information

Nothing to report.

Item 6. Exhibits

Exhibit Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated March 9, 2011 announcing the financial results for the fiscal quarter ended January 31, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 9, 2011	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Date: March 9, 2011	By:	/s/ James Doss
James Doss
Chief Financial Officer