Form 10-Q
period 2011-04-30
R F INDUSTRIES LTD
filed 2011-06-08
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 1, 2011 was 6,030,916.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2011	October 31, 2010
		(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,386,914	$4,728,884
Certificates of deposit	5,573,078	4,577,570
Trade accounts receivable, net of allowance for doubtful accounts of $71,228 and $75,734	2,129,204	2,557,822
Inventories	5,309,633	4,607,843
Other current assets	636,479	448,187
Deferred tax assets	613,100	613,100
TOTAL CURRENT ASSETS	17,648,408	17,533,406

Equipment and furnishings:
Equipment and tooling	2,502,762	2,434,176
Furniture and office equipment	556,663	508,221
	3,059,425	2,942,397
Less accumulated depreciation	2,512,166	2,412,070
TOTAL	547,259	530,327

Note receivable from stockholder	66,980	66,980
Long-term investments in certificates of deposit	1,695,758	946,491
Other assets	32,159	32,159
TOTAL ASSETS	$19,990,564	$19,109,363

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2011	October 31, 2010
		(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$284,309	$537,850
Accrued expenses	1,357,724	1,217,454
Income taxes payable		123,909
TOTAL CURRENT LIABILITIES	1,642,033	1,879,213

Deferred tax liabilities	18,800	18,800
Other long-term liabilities	285,295	297,390
TOTAL LIABILITIES	1,946,128	2,195,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 200,000,000 shares of $0.01 par value; 6,030,916 and 5,861,764 shares issued and outstanding	60,309	58,618
Additional paid-in capital	7,582,754	6,996,656
Retained earnings	10,401,373	9,858,686
TOTAL STOCKHOLDERS’ EQUITY	18,044,436	16,913,960
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,990,564	$19,109,363

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2011	2010	2011	2010

Net sales	$4,391,562	$3,778,159	$8,531,857	$7,091,030

Cost of sales	2,154,806	1,821,552	4,125,133	3,504,483

Gross profit	2,236,756	1,956,607	4,406,724	3,586,547

Operating expenses:

Engineering	333,441	211,889	629,456	405,611

Selling and general	1,281,585	1,165,957	2,627,100	2,383,690

Totals	1,615,026	1,377,846	3,256,556	2,789,301

Operating income	621,730	578,761	1,150,168	797,246

Other income - interest	10,760	13,721	21,246	39,794

Income before provision for income taxes	632,490	592,482	1,171,414	837,040

Provision for income taxes	225,978	262,784	413,409	363,973

Net income	$406,512	$329,698	$758,005	$473,067

Basic earnings per share	$0.07	$0.06	$0.13	$0.08

Diluted earnings per share	$0.06	$0.05	$0.11	$0.07

Basic weighted average shares outstanding	6,009,849	5,701,856	5,954,628	5,699,700

Diluted weighted average shares outstanding	7,050,310	6,420,624	6,914,030	6,389,724

Dividends paid	$130,512	$-	$215,321	$-

See Notes to Condensed Unaudited Financial Statements

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30
(UNAUDITED)

	2011	2010
OPERATING ACTIVITIES:
Net income	$758,005	$473,067
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense adjustment	(4,505)	(7,003)
Depreciation and amortization	102,094	103,659
Stock-based compensation expense	142,368	113,917
Excess tax benefit from stock-based compensation	(39,432)
Changes in operating assets and liabilities:
Trade accounts receivable	433,124	521,691
Inventories	(701,790)	90,998
Other current assets	(188,292)	(4,829)
Other long-term assets		(882)
Accounts payable	(253,541)	(55,702)
Income taxes payable	(84,477)	(55,070)
Accrued expenses	140,273	(5,289)
Other long-term liabilities	(12,095)	11,774
Net cash provided by operating activities	291,732	1,186,331

INVESTING ACTIVITIES:
Purchase of certificates of deposits	(4,648,775)	(3,400,024)
Maturity of certificates of deposits	2,904,000	1,813,327
Capital expenditures	(119,027)	(89,078)
Net cash used in investing activities	(1,863,802)	(1,675,775)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	405,989
Excess tax benefit from stock-based compensation	39,432
Dividends paid	(215,321)
Net cash provided by financing activities	230,100	-

Net decrease in cash and cash equivalents	(1,341,970)	(489,444)

Cash and cash equivalents, beginning of period	4,728,884	1,225,927

Cash and cash equivalents, end of period	$3,386,914	$736,483

Supplemental cash flow information – income taxes paid	$560,000	$425,000

Supplemental noncash financing activities:
Stock issuance related to contingent liability	$-	$10,000

See Notes to Condensed Unaudited Financial Statements

RF INDUSTRIES, LTD.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments have been included in order to make the information not misleading. Information included in the balance sheet as of October 31, 2010 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2010 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2010 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended April 30, 2011, are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

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

	April 30, 2011	October 31, 2010

Raw materials and supplies	$1,700,697	$1,405,443
Work in process	19,608	15,425
Finished goods	3,649,328	3,348,944
Inventory reserve	(60,000)	(161,969)

Total	$5,309,633	$4,607,843

Purchases of connector products from three major vendors in the six month period ended April 30, 2011 represented 28%, 19%, and 14% compared to three major vendors who represented 19%, 18%, and 13% of total inventory purchases for the same period in 2010. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 3 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At April 30, 2011, the effects of the assumed exercise of options to purchase 608,320 shares of the Company’s common stock, at a price range of $3.14 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At April 30, 2010, the effects of the assumed exercise of options to purchase 713,170 shares of the Company’s common stock, at a price of $2.47 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30		Six Months Ended April 30
	2011	2010	2011	2010

Weighted average shares outstanding for basic net earnings per share	6,009,849	5,701,856	5,954,628	5,699,700

Add effects of potentially dilutive securities-assumed exercise of stock options	1,040,461	718,768	959,402	690,024

Weighted average shares for diluted net earnings per share	7,050,310	6,420,624	6,914,030	6,389,724

Note 4 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees.  Non-qualified stock options granted during the six months ended April 30, 2011 vest and are exercisable immediately and expire in five years from date of grant. During the six months ended April 30, 2011, the Company granted a total of 28,000 non-qualified stock options to its directors. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the six months ended April 30, 2011 and 2010 was estimated to be $0.99 and $0.82 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

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

Issuances of common stock by the Company

During the six months ended April 30, 2011, the Company issued 169,152 shares of common stock and received net proceeds of $405,989 in connection with the exercise of employee stock options.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2011 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2010	2,454,952	$2.00
Options granted	28,000	$3.14
Options exercised	(169,152)	$2.40
Options canceled or expired	(1,524)	$2.25
Options outstanding at April 30, 2011	2,312,276	$1.99
Options exercisable at April 30, 2011	1,749,388	$1.88
Options vested and expected to vest at April 30, 2011	2,286,881	1.96

Weighted average remaining contractual life of options outstanding as of April 30, 2011: 3.81 years

Weighted average remaining contractual life of options exercisable as of April 30, 2011: 3.43 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2011: 3.77 years

Aggregate intrinsic value of options outstanding at April 30, 2011: $4,608,773

Aggregate intrinsic value of options exercisable at April 30, 2011: $3,677,904

Aggregate intrinsic value of options vested and expected to vest at April 30, 2011: $4,558,145

As of April 30, 2011, $399,675 of expense with respect to non-vested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.57 years.

Stock Option Expense

During the six-month periods ended April 30, 2011 and 2010, stock-based compensation expense totaled $142,368 and $113,917 respectively. In the three-month period ended April 30, 2011 and April 30, 2010, stock-based compensation expense totaled $49,760 and $41,862 respectively. For the six months ended April, 2011 and 2010, stock-based compensation classified in cost of sales amounted to $24,861 and $17,243 and stock-based compensation classified in selling and general expense amounted to $117,507 and $96,674 respectively.

Note 5 - Concentration of Credit Risk

One customer accounted for approximately 19% and 20% of the Company’s net sales for the three and six month periods ended April 30, 2011, respectively. This same customer accounted for approximately 22% and 19% of the Company’s net sales for the three and six month periods ended April 30, 2010, respectively. Although this customer has been an on-going major customer of the Company continuously during the past twelve years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2011 and 2010:

	Three Months Ended April 30		Six Months Ended April 30
	2011	2010	2011	2010

United States	$4,176,261	$3,375,827	$7,686,599	$6,182,542
Foreign countries:
Canada	77,982	103,816	418,527	245,617
Israel	671	157,381	113,792	348,015
Mexico	93,467	98,249	207,580	196,468
All other	43,181	42,886	105,359	118,388

	$4,391,562	$3,778,159	$8,531,857	$7,091,030

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended April 30, 2011 and 2010 are as follows:

	RF Connector and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
2011
Net sales	$3,463,272	$690,658	$237,632			$4,391,562
Income (loss) before provision for income taxes	608,853	172,013	(159,136)		$10,760	632,490
Depreciation and amortization	44,371	7,303	464			52,138

2010
Net sales	$3,271,053	$424,618	$82,488	$		$3,778,159
Income (loss) before provision for income taxes	674,605	95,048	(190,892)		13,721	592,482
Depreciation and amortization	41,171	5,645	7,174			53,990

 Net sales, income (loss) before provision for income taxes and other related segment information for the six months ended April 30, 2011 and 2010 are as follows:

	RF Connector and Cable Assembly	Medical Cabling and Interconnector	RF Wireless	Corporate		Total
2011
Net sales	$6,870,218	$1,298,870	$362,769			$8,531,857
Income (loss) before provision for income taxes	1,234,823	305,900	(390,555)		$21,246	1,171,414
Depreciation and amortization	87,116	14,052	926			102,094

2010
Net sales	$6,172,929	$782,806	$135,295	$		$7,091,030
Income (loss) before provision for income taxes	1,017,305	143,440	(363,499)		39,794	837,040
Depreciation and amortization	79,836	9,685	14,138			103,659

Note 7 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed statements of income for the three and six months ended April 30, 2011 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 4%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of April 30, 2011, the Company estimated that its effective annual tax rate for the year ending October 31, 2011 will be approximately 38%.

The provision for income taxes during the six-month period ended April 30, 2011 was $413,409 (or an effective tax rate of approximately 35%), compared to $363,973 in the six-month period ended April 30, 2010 (or an effective tax rate of approximately 43.5%). The decrease in the tax rate in the six-month period ended April 30, 2011 is primarily due to the Company’s recognition of a net onetime tax benefit of approximately $34,000 that related to a Federal research and development tax credits the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010. On December 16, 2010, Congress passed the 2010 Tax Relief Act (the “Act”) which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the passage of the Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. Without this adjustment, the effective tax rate for the six-month period ended April 30, 2011 would have been higher. The decrease in the tax rate was predominantly due to lower permanent differences in 2011.

Note 8 - Related party transactions

The note receivable from stockholder of $66,980 at April 30, 2011 and October 31, 2010 is due from the President of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President. During the six-month periods ended April 30, 2011 and 2010, $4,019 of interest was paid, respectively. At April 30, 2011 and October 31, 2010, accrued interest receivable on the note receivable was $2,012 and $4,024, respectively.

Note 9 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	April 30, 2011	October 31, 2010

Wages payable	$549,253	$834,188
Accrued receipts	644,953	318,490
Other current liabilities	163,518	64,776

Totals	$1,357,724	$1,217,454

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	April 30, 2011	October 31, 2010

Tax related liabilities	$216,171	$216,171
Deferred lease liability	69,124	81,219

Totals	$285,295	$297,390

 Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 10 - Cash Dividend and declared dividends

The Company paid dividends of $.02 per share for a total of $130,512 during the three month period ended April 30, 2011. The Company paid dividends of $.015 and $.02 per share for a total of $215,321 during the six-month period ended April 30, 2011. No dividends were paid during the three and six-month periods ended April 30, 2010.

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

Based on its belief that the April 17, 1987 filing with the Nevada Secretary of State also reduced the number of authorized shares, the Company has since 1987 reported in its financial statements that the number of authorized shares of common stock consisted of 10,000,000 shares of $.01 par value common stock. On February 23, 2011, the Nevada Secretary of State's office notified the Company that based on the April 17, 1987 filing, the authorized number of common shares of the Company consisted of 100,000,000 shares. As a result of the two-for-one stock split that took place in the second quarter of 2011, the authorized number of common shares of the Company currently consists of 200,000,000 shares of $.01 par value common stock.

Note 12 - Stock Split

On February 11, 2011, the Company announced that the Board of Directors had declared a two-for-one stock split on the Company’s Common Stock. The stock split was effected on March 10, 2011. All references to common stock and per share information, except par value, in these condensed financial statements and notes have been adjusted to reflect the effects of the stock split.

Note 13 - Subsequent Events

On June 6, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which the Company proposes to acquire Cables Unlimited, Inc., a privately held corporation (“Cables Unlimited”).  Pursuant to the Acquisition Agreement, CUI Acquisitions, Inc. (“CUI Acquisitions”), a newly formed New York corporation and wholly-owned subsidiary of the Company, will merge with Cables Unlimited, with CUI Acquisitions as the surviving entity.

Pursuant to the Acquisition Agreement, the Company agreed to pay on the closing date approximately $5,600,000, subject to working capital adjustments at the closing.  The purchase price will be payable one-half in cash and one-half in shares of unregistered common stock of the Company.  At the closing, the Company will issue to the Seller 762,738 shares of the Company’s unregistered common stock and $2,800,000 in cash.

Consummation of the merger contemplated by the Acquisition Agreement is subject to various, customary closing conditions and is anticipated to close on June 15, 2011.

On June 1, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.025 per share.  The dividend record date is June 30, 2011 and the payment date to stockholders will be July 15, 2011. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

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

Critical Accounting Policies

The condensed financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented approximately one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Executive Overview

The Company markets RF connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, the Company also manufactures and distributes cabling and interconnect products for the medical monitoring market and, to a limited extent, also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 79% and 81% of the Company’s net sales during the three and six month periods ended April 30, 2011, respectively, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

On June 6, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which the Company proposes to acquire Cables Unlimited, Inc.  Pursuant to the Acquisition Agreement, CUI Acquisitions, a newly formed New York corporation and wholly-owned subsidiary of the Company, will merge with Cables Unlimited, with CUI Acquisitions as the surviving entity.

Pursuant to the Acquisition Agreement, the Company agreed to pay on the closing date approximately $5,600,000, subject to working capital adjustments at the closing.  The purchase price will be payable one-half in cash and one-half in shares of unregistered common stock of the Company.  At the closing, the Company will issue to the Seller 762,738 shares of the Company’s common stock (the number of shares is equal to $2,800,000 divided by the volume weighted average price of the Company’s common stock for the five trading days prior to the date on which the transaction was first publicly disclosed), and $2,800,000 in cash.  Of the cash amount, $2,550,000 will be paid to Seller at the closing, and $250,000 will be deposited into an escrow account with a New York bank, to be held in escrow for up to one year following the closing as security for the Seller’s indemnification obligations under the Acquisition Agreement.

Consummation of the merger contemplated by the Acquisition Agreement is subject to various, customary closing conditions.  The Acquisition Agreement contains covenants, representations and warranties of the Company, CUI Acquisitions, Cables Unlimited and the Seller that are customary for transactions of this type.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of April 30, 2011, the amount of cash and cash equivalents was equal to $3,387,000 in the aggregate and the Company had $7,269,000 of investments in certificates of deposit.

•	As of April 30, 2011, the Company had $17,648,000 in current assets, and $1,642,000 in current liabilities.

•	As of April 30, 2011, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

The Company recognized net income of $758,005 for the six months ended April 30, 2011 but only had $291,732 of positive net cash from operations.   Cash from operations was less than net income primarily because the Company increased its inventory purchases and reduced outstanding expense payables.  During the six months ended April 30, 2011, the Company used $701,790 for the purchase of inventory, $84,477 for income taxes, $113,268 to pay accounts payable and accrued expenses, and $188,292 for prepaid expenses and deposits. These outlays were partially offset by increased collections of accounts receivable of $433,124 which resulted in cash provided by operating activities of $291,732 during the six months ended April 30, 2011. The Company increased its inventory purchases because of increased sales and because it received volume discounts from some of its inventory vendors.  The benefits of inventories purchased at a discount are expected to be realized in future quarters as the inventories are sold.

 The Company received proceeds of $2,904,000 from the maturity of certain of its certificates of deposit, and re-invested $4,648,775 in new certificates of deposit during the six months ended April 30, 2011.  The Company spent $119,027 on capital expenditures during the six months ended April 30, 2011.  Net cash provided by financing activities increased by $230,100 due primarily to the receipt of $405,989 from the exercise of stock options, which receipts were partially offset by dividends paid of $215,321.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2011 decreased approximately 17%, or by $428,618 to $2,129,204 compared to the October 31, 2010 balance of $2,557,822 despite the 20% increase in net sales during the first six months of fiscal 2011. The decrease in accounts receivable is due to improved receivables management and collection efforts by the Company.

Inventories at April 30, 2011 increased by 15%, or $701,790 to $5,309,633 compared to $4,607,843 at October 31, 2010.  The increase in inventories is due to significantly increased purchases during the six months ended April 30, 2011.  In order to obtain better quantity discounts from its vendors, the Company increased its purchase of certain inventories during the six months ended April 30, 2011.  In addition, inventory purchases were also increased to reflect the increase in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $188,292 to $636,479 as of April 30, 2011, from $448,187 on October 31, 2010 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable and accrued expenses at April 30, 2011 decreased $113,271 to $1,642,033 from $1,755,304 on October 31, 2010. The primary reason for the decrease is attributable to the fact that at the end of prior year, there was twelve months of accrued bonuses while at April 30, 2011, there is only six months of accrued bonuses.

As of April 30, 2011, the Company had a total of $3,386,914 of cash and cash equivalents compared to a total of $4,728,884 of cash and cash equivalents as of October 31, 2010 as it invested additional amounts of its cash in certificates of deposits. The amount of investments in certificates of deposits increased by $1,744,775 to $7,268,836 from $5,524,061 as of October 31, 2010. As of April 30, 2011, the Company had working capital of $16,006,375 and a current ratio of approximately 11:1. The Company’s working capital balances will be reduced by approximately $3,050,000 if the recently announced acquisition of the Cables Unlimited, Inc. is consummated by June 15, 2011.

Results of Operations

Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010

Net sales in the current fiscal quarter ended April 30, 2011, increased 16%, or $613,403 to $4,391,562 from $3,778,159 in the comparable fiscal quarter of prior year, due to increased sales in all of the Company’s segments. Sales of the Company’s RF Connector and Cable segment increased by $192,219 from the prior year’s comparable period ended April 30, 2010.  Sales of our Medical Cabling and Interconnect segment also increased significantly by $266,040 from the prior period. Additionally, sales of our RF Wireless segment increased by $155,144 from the prior comparable period ended April 30, 2010.  Sales increased as a result of increased demand in the wireless industry and the Company’s success in marketing its larger selection of medical cabling products.

Domestic sales increased significantly by $800,434 to $4,176,261 from $3,375,827 in the prior comparable period.  The increase in domestic sales was partially offset by decreased foreign sales.  Foreign sales during the fiscal quarter ended April 30, 2011 decreased to $215,301 compared to foreign sales of $402,332 during the fiscal quarter ended April 30, 2010 primarily due to a decrease in cable assembly sales to two major international customers in Israel.  Foreign sales represented approximately 5% and 11% of the Company’s net sales during the fiscal quarters ended April 30, 2011 and 2010, respectively.

The Company’s gross profit as a percentage of sales decreased 1% to 51% during the current fiscal quarter ended April 30, 2011 compared to 52% in the comparable fiscal quarter of prior year.  The change in the Company’s gross profit percentage reflects fluctuation in the product mix sold by the Company’s three segments.  Although the gross profit margins of the RF Connector and Cable assembly segment decreased by 1% and the Medical Cabling and Interconnector segment gross margin remained consistent at 39%, the gross margin of the RF Wireless segment increased to 50% (the RF Wireless segment had a 0% gross margin in the prior comparable quarter).  The substantial gross margin increase in the RF Wireless segment was due primarily to an increase in sales of wireless radio modems.  Operating income for the Medical Cabling and Interconnector segment increased to $172,000 in the second fiscal quarter of 2011 from $95,000 in the comparable fiscal 2010 quarter due to increased sales coupled with increased efficiencies associated with a higher utilization rate for the new manufacturing equipment this segment has acquired in recent years.  The Medical Cabling and Interconnector segment (referred to as the Bioconnect segment) continues to receive increasing order levels from existing and new customers and is expected to continue to exceed its 2010 sales levels.  As a result of increased sales and profits in the Bioconnect segment, sales of the RF Connector and Cable assembly segment decreased to approximately 79% of the Company’s total sales and 75% of the total cost of sales in the three month period ended April 30, 2011, from 87% of the Company’s total sales and 81% of the total cost of sales in the comparable quarter of prior year.

Engineering expenses increased 57%, or $121,552, to $333,441 from $211,889 in the comparable quarter of 2010 due to new product development at the RF wireless segment.   The RF Wireless segment has been developing a wireless transceiver, which transceiver recently completed FCC testing.  As a result, the Company has commenced initial production of these products, and expects to commence filling backorders previously received from wireless distributors and system integrators during the current third fiscal quarter.

Selling and general expenses increased 10%, or $115,628, in the current fiscal quarter ended April 30, 2011 to $1,281,585 from $1,165,957 in the comparable quarter of the prior fiscal year.  The increase in selling and general expenses was due in part to an increase in sales, as well as non-cash stock option expenses incurred during the quarter ended April 30, 2011.  Additionally, the Company incurred significant accounting, legal and other professional fees in the second quarter of fiscal 2011 as a result of the pending Cables Unlimited transaction, and other expansion opportunities.

Other income for the second quarter of 2011 decreased $2,961 compared to the same period in the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the increase in revenues, income before the provision for income taxes during the fiscal quarter ended April 30, 2011 increased by $40,008 to $632,490. Income before provision for income taxes for the fiscal quarter ended April 30, 2010 was $592,482.

The provision for income taxes during the second quarter of fiscal 2011 was $225,978 (or an effective tax rate of approximately 36%), compared to $262,784 in the comparable quarter of fiscal 2010 (or an effective tax rate of approximately 44.4%). The significant decrease in the tax rate in the second fiscal quarter of 2011 is primarily due to the Company’s recognition of a tax benefit of approximately $34,000 related to the disqualifying disposition of incentive stock options exercised in the second fiscal quarter of 2011. Without this adjustment, the effective tax rate for the three-month period ended April 30, 2011 would have been higher. The decrease in the tax rate was predominantly due to lower permanent differences in 2011.

With the significant increase of $613,403 in net sales in the second quarter of fiscal 2011, gross profit increased by $280,149 from the comparable fiscal 2010 quarter.  Although engineering expenses increased by $121,552 and selling and general expenses increased by $115,628 from the prior comparable period, the Company’s operating income for the three months ended April 30, 2011 increased by $42,969 to $621,730.  Operating income was $578,761 in the second quarter of fiscal 2010.  Accordingly, net income for the fiscal quarter ended April 30, 2011 was $406,512 compared to $329,698 in the prior comparable period.

Six Months Ended April 30, 2011 vs. Six Months Ended April 30, 2010

Net sales in the six month period ended April 30, 2011 increased significantly by $1,440,827 to $8,531,857 from $7,091,030 in the comparable fiscal period of prior year due to increased sales in all of the Company’s segments. Sales of our Connector and Cable segment increased by $697,289 from the prior year comparable period ended April 30, 2010.  Sales of our Medical Cabling and Interconnect segment also increased significantly by $516,064 from the prior period. Additionally, sales of our RF Wireless segment increased by $227,474 from the prior comparable period ended April 30, 2010.

Sales at the RF Wireless segment increased from the prior year’s period due to an increase in the sale of RF Neulink’s radio modems.  One of the RF Wireless’ products in development recently obtained FCC approval and is now being manufactured for commercial sale.  As a result, the Company anticipates that sales in this segment will increase in future quarters.

Domestic sales increased significantly by $1,504,057 to $7,686,599 from $6,182,542 in the prior comparable period, but were partially offset by decreased foreign sales.  Foreign sales during the six month period ended April 30, 2011 decreased by $63,230 to $845,258 compared to foreign sales of $908,488 during the six month period ended April 30, 2010 primarily due to a decrease in cable assembly sales to several major international customers in Canada and Israel.  Foreign sales represented approximately 10% and 13% of the Company’s net sales during the six month period ended April 30, 2011 and 2010, respectively.

The Company’s gross profit as a percentage of sales increased 1% to 52% during the six month period ended April 30, 2011 compared to 51% in the comparable six month period of prior year.  The change in the gross margins is a result of changes in the amount of products sold in the Company’s three segments.   The gross profit margins of the RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments remained relatively unchanged, while the gross margin of the RF Wireless segment increased to 44% up from a negative gross margin in the prior comparable six month period ended April 30, 2010.   The increase in gross margins in the RF Wireless segment was due primarily to an increase in sales of wireless radio modems, which caused net sales to increase by $227,474 to $362,769 from $135,295 in the prior comparable six month period ended.  Sales of the RF Connector and Cable assembly segment accounted for approximately 81% of the Company’s total sales and 75% of the total cost of goods sold in the current six month period, compared to 87% of the Company’s total sales and 82% of the total cost of goods sold in the comparable six month period of prior year.

Engineering expenses increased 55% or $223,845 to $629,456 from $405,611 in the comparable six month period of the prior year due to product development activities at the RF Wireless division.

Selling and general expenses increased 10% or $243,410 to $2,627,100 from $2,383,690 in the comparable six month period of the prior year partly as a result of increased sales, and partly due to increased professional expenses related to the Company’s on-going consideration of possible product expansion and/or acquisition opportunities.

Other income for the six months ended April 30, 2011 decreased $18,548 compared with the same six month period of the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the increase in revenues, the increase in gross profit as a percentage of sales, offset by the increases in selling and general expenses and engineering expenses, income before provision for income taxes during the six months ended April 30, 2011 increased by 40% or $334,374 to $1,171,414 from $837,040 in the comparable six month period of the prior year.

The provision for income taxes during the six months ended April, 30 2011 was $413,409 (or a combined estimated Federal and state income tax rate of approximately 35.3%), compared to $363,973 in the six months ended April 30, 2010 (or a combined estimated Federal and state income tax rate of approximately 43.5%). The significant decrease in the tax rate in the six month period ended April 30, 2011 is primarily due to the Company’s recognition of a onetime net tax benefit of approximately $34,000 that related to a Federal research and development tax credits the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010.  On December 16, 2010, Congress passed the 2010 Tax Relief Act, which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the enactment of the 2010 Tax Relief Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. Without this adjustment, the effective tax rate for the six-month period ended April 30, 2011 would have been higher. The decrease in the tax rate was predominantly due to lower permanent differences in 2011.

The significant increase in sales in the six-month period ended April 30, 2011 compared to prior year’s six month period was helped by a slight increase in gross margins, which resulted in a $820,177 increase in gross profit. The increase in gross profit was offset by increases in this year’s selling and general expenses and engineering expenses.  As a result, the Company’s operating income for the six months ended April 30, 2011 increased by $352,922 to $1,150,168 from the prior comparable six month period.  The increase in operating income was partially offset by lower interest income and higher income taxes. However, net income for the six-month period ended April 30, 2011 was $758,005 compared to $473,067 for the same period of the prior year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3.   Defaults upon Senior Securities

Nothing to report.

Item 4.   Reserved and Removed

Item 5.   Other Information

The Company's Board of Directors has set new dates for the annual meeting of stockholders of the Company. The annual meeting of stockholders will be held at the offices of Troy Gould PC, 1801 Century Park East, 16th Floor, Los Angeles, California, USA, on Thursday, September 1, 2011, and the record date for that meeting will be July 5, 2011.

Item 6.  Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press release dated June 7, 2011 announcing the financial results for the fiscal quarter ended April 30, 2011.

99.2:	Press release dated June 7, 2011 announcing the acquisition of Cables Unlimited, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: June 8, 2011	By:	/s/ Howard F. Hill
Howard F. Hill, President
Chief Executive Officer

Dated: June 8, 2011	By:	/s/ James Doss
James Doss
Chief Financial Officer