Form 10-Q
period 2011-07-31
R F INDUSTRIES LTD
filed 2011-09-14
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 14, 2011 was 7,137,319.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ($170,274 for settlement of VIE obligations)	$1,169,352	$4,728,884
Restricted cash (all related to VIE)	68,118	-
Certificates of deposit	4,574,936	4,577,570
Trade accounts receivable, net of allowance for doubtful accounts of $139,845 and $75,734 ($998,441 for settlement of VIE obligations)	2,868,390	2,557,822
Inventories ($568,905 for settlement of VIE obligations)	6,295,128	4,607,843
Other current assets ($16,295 for settlement of VIE obligations)	865,645	448,187
Deferred tax assets	613,100	613,100
TOTAL CURRENT ASSETS	16,454,669	17,533,406

Property and Equipment:
Land and building ($1,538,100 of collateral for VIE obligations)	1,538,100	-
Equipment and tooling ($295,000 for settlement of VIE obligations)	2,968,134	2,434,176
Furniture and office equipment ($18,000 for settlement of VIE obligations)	556,664	508,221
	5,062,898	2,942,397
Less accumulated depreciation	2,633,860	2,412,070
TOTALS	2,429,038	530,327

Long-term investments in certificates of deposit	1,695,871	946,491
Goodwill	2,642,000	-
Amortizable intangible assets, net	2,449,832	-
Non-amortizable intangible assets	430,000	-
Note receivable from stockholder	66,980	66,980
Other assets ($71,427 for settlement of VIE obligations)	103,586	32,159
TOTAL ASSETS	$26,271,976	$19,109,363

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2011	2010
	(Unaudited)	(Note 1)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$384,518	$537,850
Accrued expenses	1,597,722	1,217,454
Current portion of long-term liabilities ($38,090 recourse limited to VIE creditors)	38,090	-
Dividends payable	2,141,067	-
Income taxes payable	-	123,909
TOTAL CURRENT LIABILITIES	4,161,397	1,879,213

Deferred tax liabilities	1,199,662	18,800
Other long-term liabilities ($1,365,466 recourse limited to VIE creditors)	1,506,326	297,390
TOTAL LIABILITIES	6,867,385	2,195,403

COMMITMENTS AND CONTINGENCIES

EQUITY
RF Industries, Ltd. and Subsidiary:
Common stock - authorized 200,000,000 shares of $0.01 par value; 7,049,110 and 5,861,764 shares issued and outstanding	70,491	58,618
Additional paid-in capital	10,981,759	6,996,656
Retained earnings	8,134,752	9,858,686
Total RF Industries, Ltd. and Subsidiary	19,187,002	16,913,960
Noncontrolling interest	217,589	-
TOTAL EQUITY	19,404,591	19,109,363
TOTAL LIABILITIES AND EQUITY	$26,271,976	$19,109,363

See Notes to Condensed Consolidated Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

Net sales	$4,947,753	$4,230,032	$13,479,610	$11,321,062

Cost of sales	2,532,204	2,213,128	6,657,337	5,717,611

Gross profit	2,415,549	2,016,904	6,822,273	5,603,451

Operating expenses:

Engineering	274,156	218,975	903,612	624,586

Selling and general	2,141,268	1,354,395	4,768,368	3,738,085

Totals	2,415,424	1,573,370	5,671,980	4,362,671

Operating income	125	443,534	1,150,293	1,240,780

Other income - interest	10,479	28,062	31,725	67,856
Other expense - interest	(8,982)	-	(8,982)	-
Other income, net	1,497	28,062	22,743	67,856

Income before provision for income taxes	1,622	471,596	1,173,036	1,308,636

Provision for (benefit from) income taxes	(63,072)	159,326	350,337	523,299

Consolidated net income	64,694	312,270	822,699	785,337

Net income attributable to noncontrolling interest	1,243	-	1,243	-

Net income attributable to RF Industries, Ltd. and Subsidiary	$63,451	$312,270	$821,456	$785,337

Basic earnings per share	$0.01	$0.05	$0.13	$0.14

Diluted earnings per share	$0.01	$0.05	$0.12	$0.12

Basic weighted average shares outstanding	6,486,577	5,701,856	6,131,944	5,700,420

Diluted weighted average shares outstanding	7,463,169	6,436,752	7,085,996	6,405,402

Dividends paid and payable	$2,313,354	$-	$2,528,675	$-

See Notes to Condensed Consolidated Unaudited Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31
(UNAUDITED)

	2011	2010
OPERATING ACTIVITIES:
Net income	$822,699	$785,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt (recovery) expense adjustment	(2,181)	2,020
Depreciation and amortization	229,108	158,404
Goodwill impairment	-	137,328
Stock-based compensation expense	165,368	157,522
Excess tax benefit from stock-based compensation	(216,911)	-
Inventory write-off	-	247,539
Changes in operating assets and liabilities (net of acquisition):
Restricted cash	(5,643)	-
Trade accounts receivable	505,918	279,269
Inventories	(1,241,580)	255,475
Other current assets	(397,245)	(147,584)
Other long-term assets		(882)
Accounts payable	(388,477)	127,851
Income taxes payable	93,002	(75,134)
Accrued expenses	212,205	170,060
Other long-term liabilities	(156,530)	(18,466)
Net cash provided by (used in) operating activities	(380,267)	2,078,739

INVESTING ACTIVITIES:
Acquisition of business (Cables Unlimited)	(2,800,000)	-
Purchase of certificates of deposit	(4,650,744)	(3,411,107)
Maturity of certificates of deposit	3,904,000	1,813,327
Capital expenditures	(271,399)	(126,375)
Net cash used in investing activities	(3,818,143)	(1,724,155)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	814,697	-
Excess tax benefit from stock-based compensation	216,911	-
Principal payments on long-term liabilities	(5,122)	-
Dividends paid	(387,608)	-
Net cash provided by financing activities	638,878	-

Net increase (decrease) in cash and cash equivalents	(3,559,532)	354,584

Cash and cash equivalents, beginning of period	4,728,884	1,225,927

Cash and cash equivalents, end of period	$1,169,352	$1,580,511

Supplemental cash flow information:
Income taxes paid	$680,000	$633,000
Interest paid	8,982	$-

Supplemental noncash investing and financing activities:
Stock issuance for acquisition of business (Cables Unlimited)	$2,800,000	$-
Dividends payable	$2,141,067	$-

See Notes to Condensed Consolidated Unaudited Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2010 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2010 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2010 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, LTD and Cables Unlimited, Inc. (“Cables Unlimited”) and its variable interest entity (“VIE”) K&K Unlimited LLC (“K&K”). All intercompany balances and transactions have been eliminated in consolidation. See Note 2 for a discussion of the Cables Unlimited acquisition, which occurred June 15, 2011.

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

Variable interest entity

Management analyzes if the Company has any variable interests in variable interest entities (“VIE”).  This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review.  Accounting principles generally accepted in the United States of America require a reporting entity to consolidate a VIE when the reporting entity has a variable interest that provides it with a controlling financial interest in the VIE.  The entity that consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 3 for further discussion.

Note 2 - Business Acquisition

On June 15, 2011, RF Industries, Ltd. completed its acquisition of Cables Unlimited. Cables Unlimited is an established fiber optic custom cable manufacturer based in Long Island, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment.

All of Cables Unlimited’s assets are located in the United States. There were no earnouts or contingent considerations included in the acquisition agreement.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. Cables Unlimited is an established fiber optic custom cable manufacturer based in Long Island, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment. These products supplement and enhance the existing markets of RF Industries as well as tap into new fiber optic cable markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Cables Unlimited. The capital and other resources required to enter the fiber optic market would have greatly exceeded the purchase price of $5.6 million. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Cables Unlimited’s net identifiable assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segment and reporting unit Cables Unlimited as part of the purchase price allocation. We do not expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from six months to 7.6 years. The purchase price allocation is preliminary as it includes several estimates, which are being refined.

The following table summarizes the components of the purchase price at fair value:

Cash consideration paid	$2,800,000
RF Industries, Ltd. common shares issued, (762,738 shares)	2,800,000
Total consideration	$5,600,000

The following table summarizes the allocation of the purchase price at fair value:

Other assets	$6,000
Accounts Receivable	814,000
Inventories	445,000
Property, plant and equipment	313,000
Intangible assets	2,940,000
Goodwill (all non-deductible for tax purposes)	2,642,000
Interest bearing liabilities	(7,000)
Non-interest bearing liabilities	(372,000)
Deferred tax liabilities	(1,181,000)
Net assets	$5,600,000

The results of Cables Unlimited operations subsequent to June 15, 2011 have been included in the Company’s consolidated results of operations. In the three month period ended July 31, 2011, Cables Unlimited contributed approximately $909,000 of revenue.

The following unaudited pro forma financial information presents the combined operating results of RFI Industries, Ltd. and Cables Unlimited as if the acquisition had occurred as of the beginning of the periods presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table:

	Three Months ended July 31,
	2011	2010

Revenue	$5,657,085	$5,659,758
Net income	$110,007	$316,390

Earnings per share
Basic	$.02	$.05
Diluted	$.01	$.04

	Nine Months ended July 31,
	2011	2010

Revenue	$17,053,593	$15,167,525
Net income	$920,644	$806,157

Earnings per share
Basic	$.13	$.12
Diluted	$.12	$.11

Note 3 - Variable interest entity

K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it has the power to direct the activities of K&K that most significantly impact its economic performance and provides significant financial support through a lease agreement between Cables Unlimited and K&K and a guarantee by Cables Unlimited of K&K’s mortgage note payable to Teacher’s Federal Credit Union (“TFCU”)

As of July 31, 2011 and for the nine months then ended, K&K had assets of $1,627,645 ($68,118 in cash, $10,451 in other current assets, $1,477,648 in land and building, net and $71,427 in other assets), liabilities of $1,403,556, revenues of $26,000 and expenses of $9,522.  Included in total consolidated assets are assets totaling $1,545,766 that represent collateral for these obligations.

Note 4 - Recent Accounting Standards

In December 2010, the FASB issued Accounting Standards Update 2010 - 29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010 - 29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new disclosures required by ASU 2010 – 29 is effective for the Company for periods beginning November 1, 2011. The adoption of ASU 2010 - 29 is not expected to have a material effect on our condensed consolidated financial statements.

Note 5 - Components of inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	July 31,	October 31,
	2011	2010

Raw materials and supplies	$2,168,492	$1,405,443
Work in process	21,551	15,425
Finished goods	4,195,085	3,348,944
Inventory reserve	(90,000)	(161,969)

Totals	$6,295,128	$4,607,843

Purchases of connector products from four major vendors in the nine month period ended July 31, 2011 represented 29%, 16%, 12% and 10% compared to three major vendors who represented 22%, 15%, and 13% of total inventory purchases for the same period in 2010. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. For the three months ended July 31, 2011, there were no anti-dilutive shares relating to the assumed exercise of stock. For the three months ended July 31, 2010, the effects of the assumed exercise of options to purchase 543,078 shares of the Company’s common stock, at a price of $2.56 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. For the nine months ended July 31, 2011, the effects of the assumed exercise of options to purchase 420,008 shares of the Company’s common stock, at a price range of $3.75 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

For the nine months ended July 31, 2010, the effects of the assumed exercise of options to purchase 540,078 shares of the Company’s common stock, at a price range of $2.71 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010

Weighted average shares outstanding for basic net earnings per share	6,486,577	5,701,856	6,131,944	5,700,420

Add effects of potentially dilutive securities-assumed exercise of stock options	976,592	734,896	954,052	704,982

Weighted average shares for diluted net earnings per share	7,463,169	6,436,752	7,085,996	6,405,402

Note 7 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees.  Non-qualified stock options granted during the nine months ended July 31, 2011 vest and are exercisable immediately and expire in five years from date of grant. During the nine months ended July 31, 2011, the Company granted a total of 28,000 non-qualified stock options to its directors. Qualified incentive stock options granted during the nine months ended July 31, 2011 vest equally over a three year period commencing on the date of grant and expire in five years from date of grant. During the nine months ended July 31, 2011, the Company granted a total of 25,000 incentive stock options to a current employee of CUI. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the nine months ended July 31, 2011 and 2010 was estimated to be $1.08 and $0.82 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	0.68%	1.41%
Dividend yield	2.7%	0.00%
Expected life of the option	3.5 years	2.5 years
Volatility factor	51.68%	57.67%

Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used the simplified method to calculate the expected life of the option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the nine months ended July 31, 2011, the Company issued 762,738 shares of common stock valued at approximately $2,800,000 to the former owner of Cables Unlimited, Inc. as part of the purchase price of the Cables Unlimited acquisition. The Cables Unlimited. acquisition is more fully described in Note 2 of this report.  During the nine months ended July 31, 2011, the Company issued 424,608 shares of common stock and received net proceeds of $814,697 in connection with the exercise of employee stock options.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2011 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at November 1, 2010	2,454,952	$2.00
Options granted	53,000	$3.39
Options exercised	(424,608)	$1.92
Options canceled or expired	(11,470)	$2.64
Options outstanding at July 31, 2011	2,071,874	$2.05
Options exercisable at July 31, 2011	1,490,932	$1.92
Options vested and expected to vest at July 31, 2011	2,047,174	$2.03

Weighted average remaining contractual life of options outstanding as of July 31, 2011: 4.63 years

Weighted average remaining contractual life of options exercisable as of July 31, 2011: 4.58 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2011: 4.57 years

Aggregate intrinsic value of options outstanding at July 31, 2011: $3,830,279

Aggregate intrinsic value of options exercisable at July 31, 2011: $2,949,403

Aggregate intrinsic value of options vested and expected to vest at July 31, 2011: $3,784,605

As of July 31, 2011, $385,993 of expense with respect to non-vested stock-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 4.4 years.

Stock Option Expense

During the nine-months ended July 31, 2011 and 2010, stock-based compensation expense totaled $165,368 and $157,522, respectively. For the three-months ended July 31, 2011 and July 31, 2010, stock-based compensation expense totaled $23,000 and $43,605, respectively. For the nine months ended July 31, 2011 and 2010, stock-based compensation classified in cost of sales amounted to $30,547 and $26,247 and stock-based compensation classified in selling and general expense amounted to $134,821 and $131,275, respectively. For the three months ended July 31, 2011 and 2010, stock-based compensation classified in cost of sales amounted to $5,686 and $9,004 and stock-based compensation classified in selling and general expense amounted to $17,314 and $34,601, respectively.

Note 8 - Concentration of Credit Risk

One customer accounted for approximately 16% and 18% of the Company’s net sales for the three and nine month periods ended July 31, 2011, respectively. One customer accounted for approximately 24% and 23% of the Company’s net sales for the three and nine month periods ended July 31, 2010, respectively.  Although this customer has been an on-going major customer of the Company continuously during the past 12 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 9 - Segment Information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has four segments - RF Connector and Cable Assembly, Medical Cabling and Interconnector, RF Wireless, and Cables Unlimited based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of three divisions, the Medical Cabling and Interconnector is comprised of one division while the RF Wireless segment is comprised of two. The four divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Bioconnect, RF Neulink, and Cables Unlimited. Each of the other divisions aggregated into these segments have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly, Aviel Electronics, and Oddcables.com (formerly known as Worswick) divisions into the RF Connector and Cable Assembly segment while RF Neulink and RadioMobile are part of the RF Wireless segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment, and the Cables Unlimited subsidiary makes up the Cables Unlimited segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

United States	$4,594,086	$3,654,004	$12,300,852	$9,767,347
Foreign countries:
Canada	124,030	147,320	543,131	482,110
Israel	59,504	289,061	173,295	637,076
Mexico	96,874	98,250	304,453	294,717
All other	73,259	41,397	157,879	139,812

	$4,947,753	$4,230,032	$13,479,610	$11,321,062

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended July 31, 2011 and 2010 are as follows:

	RF Connectors		Medical Cabling
	And	Cables	and	RF
2011	Cable Assembly	Unlimited	Interconnector	Wireless	Corporate	Total
Net sales	$3,273,835	$909,277	$510,001	$254,640		$4,947,753
Income (loss) before provision for income taxes	(98,849)	88,137	120,609	(118,407)	$10,132	1,622
Depreciation and amortization	44,703	73,596	8,251	464		127,014

2010
Net sales	$3,546,233	$-	$563,419	$120,380		$4,230,032
Income (loss) before provision for income taxes	682,620	-	153,104	(392,190)	$28,062	471,596
Depreciation, amortization and impairment	179,687	-	6,881	5,505		192,073

Net sales, income (loss) before provision for income taxes and other related segment information for the nine months ended July 31, 2011 and 2010 are as follows:

	RF Connectors		Medical Cabling
	And	Cables Unlimited	And	RF
2011	Cable Assembly		Interconnector	Wireless	Corporate	Total
Net sales	$10,144,053	$909,277	$1,808,871	$617,409		$13,479,610
Income (loss) before provision for income taxes	1,135,973	88,137	426,509	(508,961)	$31,378	1,173,036
Depreciation and amortization	131,993	73,596	22,303	1,216		229,108

2010
Net sales	$9,719,162	$-	$1,346,225	$255,675		$11,321,062
Income (loss) before provision for income taxes	1,699,925	-	296,544	(755,689)	$67,856	1,308,636
Depreciation, amortization and impairment	259,523	-	16,566	19,643		295,732

Note 10 - Income taxes

The income tax provision reflected in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended July 31, 2011 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 5%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of July 31, 2011, the Company estimated that its effective annual tax rate for the year ending October 31, 2011, before non-recurring adjustments described below will be approximately 47%.

The provision for income taxes during the nine months ended July 31, 2011 was $350,337 (or a combined estimated Federal and state income tax rate of approximately 30%), compared to $523,299 in the nine months ended July 31, 2010 (or a combined estimated Federal and state income tax rate of approximately 40%). The significant decrease in the tax rate in the nine month period ended July 31, 2011 is primarily due to the Company’s recognition of onetime tax benefits.  The Company recognized approximately $34,000 related to a Federal research and development tax credits the Company was not able to recognize in its condensed consolidated financial statements in 2010 due to the law not being enacted by October 31, 2010.  On December 16, 2010, Congress passed the 2010 Tax Relief Act, which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the enactment of the 2010 Tax Relief Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. The Company recognized approximately $137,000 of a net tax benefit for uncertain tax positions where the statute of limitations expired during the three month period ended July 31, 2011.    Also included in the provision for income taxes during the nine months ended July 31, 2011, and contributing to the decrease in the tax rate is approximately $73,000 of state tax refunds received in the third quarter of fiscal 2011 from amended tax returns which the Company filed to reapportion taxable income between the Company’s activities in both California and Nevada.  Without these adjustments, the effective tax rate for the three and nine-month periods ended July 31, 2011 would have been higher.

Note 11 - Goodwill

On June 15, 2011 the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of July 31, 2011, the $2,642,000 goodwill balance related solely to the Cables Unlimited division. Management believes this goodwill balance is not impaired as of July 31, 2011.

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

As of July 31, 2011, management noted no triggers that would necessitate a further review and test of impairment of goodwill.

Note 12- Intangible assets

Intangible assets are comprised of the following:

	July 31, 2011	October 31, 2010
Amortizable intangible assets
Non-compete agreements (estimated life 5 years)	$280,000	$120,000
Accumulated amortization	(124,000)	(120,000)
	156,000	-

Customer relationships (estimated life 7.6 years)	$2,356,467	$81,467
Accumulated amortization	(118,885)	(81,467)
	2,237,582	-

Backlog (estimated life 6 months)	$75,000	$-
Accumulated amortization	(18,750)
	56,250	-

Non-amortizable intangible assets
Trademarks	$430,000	$-

Totals	$2,879,832	$-

Amortization of intangible assets is provided over their estimated useful lives on a straight-line basis.

Note 13 - Related party transactions

The note receivable from stockholder of $66,980 at July 31, 2011 and October 31, 2010 is due from the CEO of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President.  During each of the nine-month periods ended July 31, 2011 and 2010, $4,019 of interest was paid. At July 31, 2011 and October 31, 2010, accrued interest receivable on the note receivable was $3,018 and $4,024, respectively.

Note 14 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	July 31, 2011	October 31, 2010

Wages payable	$826,767	$834,188
Accrued receipts	463,321	318,490
Other current liabilities	307,634	64,776

Totals	$1,597,722	$1,217,454

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	July 31, 2011	October 31, 2010

Tax related liabilities	$79,418	$216,171
Mortgages payable	1,365,466	-
Deferred lease liability	61,442	81,219

Totals	$1,506,326	$297,390

Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 15 - Other long term liabilities

In January 2010, K&K acquired land and a building for $1,525,000.  The purchase was financed through mortgage notes payable as follows:

•
Mortgage payable with TFCU in the amount of $800,000. The loan bears interest at a rate per annum of 6.625% with minimum monthly payments due of principal and interest of $5,490 commencing March 1, 2010 through February 2020. The agreement includes a financial covenant which requires K&K to maintain a minimum debt service coverage ratio.  The note is guaranteed by Cables Unlimited and collateralized by K&K’s real property.

•
Second mortgage payable to a bank in the amount of $640,000 due in monthly installments of interest only of $3,485 from February 2010 through April 2010, at a rate per annum of 6.625%, and then due in monthly installments of $8,197 of principal and interest at 9.25% from May 2010 through September 2010. The mortgage was collateralized by K&K’s building. This mortgage was paid in full in September 2010 with the proceeds received through the financing noted below.

In September 2010, K&K entered into a mortgage payable with the Small Business Administration (“SBA”) in the amount of $643,000. The loan bears interest at a rate per annum of 4.605% with minimum monthly payments due of principal and interest of $4,236 commencing October 1, 2010 through September 2030. The note is guaranteed by Cables Unlimited and the former owner of Cables Unlimited and is collateralized by K&K’s real property.

The following summarizes the information relative to the outstanding VIE debt at July 31, 2011:

Note payable - TFCU	$780,608
Note payable - SBA	622,948
1,403,556
Less current portion	(38,090)
$1,365,466

Future payments on the outstanding debt are as follows:

2011	$16,022
2012	39,363
2013	41,350
2014	43,298
2015	45,350
Thereafter	1,218,173
$1,403,556

Note 16 - Cash Dividend and declared dividends

The Company paid dividends of $.025 per share for a total of $172,287 during the three month period ended July 31, 2011. The Company paid and declared dividends of $.015, $.02, and $.025 per share for a total of $387,608 during the nine-month period ended July 31, 2011. No dividends were paid during the three and nine-month periods ended July 31, 2010.

On July 21, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share.  The dividend record date is September 30, 2011 and the payment date to stockholders will be October 17, 2011. On July 21, 2011, the Board of Directors also declared a special one-time cash dividend of $0.25 per common share. The dividend record date is August 15, 2011 and the payment date to stockholders was September 1, 2011. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

Note 17 - Authorized Number of Shares of Common Stock

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

Note 18 - Stock Split

On February 11, 2011, the Company announced that the Board of Directors had declared a two-for-one stock split on the Company’s Common Stock. The stock split was effected on March 10, 2011. All references to common stock and per share information, except par value, in these condensed consolidated financial statements and notes have been adjusted to reflect the effects of the stock split.

Note 19 - Employment agreements

In connection with and effective immediately upon the closing of the Cables Unlimited acquisition, (i) the Company's Board of Directors increased the size of our Board of Directors from five to six, and appointed Darren Clark, the Seller, to fill the vacancy created by the increase in the size of our Board of Directors, and (ii) Mr. Clark entered into an employment agreement (the "Employment Agreement") with the Company, pursuant to which Mr. Clark is employed as Cables Unlimited's Chief Executive Officer through June 15, 2013, subject to earlier termination as provided in the Employment Agreement.

Under the Employment Agreement, Mr. Clark is entitled to an annual salary of $150,000. Additionally, Mr. Clark is eligible to participate, to the extent that he is eligible under the terms and conditions thereof, in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company and that may be in effect from time to time during the period of Mr. Clark's employment under the Employment Agreement.

Note 20 - Subsequent events

Mr. Howard F. Hill previously served as President and Chief Executive Officer of RF Industries, Ltd., pursuant to an employment agreement that expired on June 20, 2011. As reported in the Company's Current Report on Form 8-K filed on July 11, 2011, effective July 5, 2011, Mr. Hill resigned as President of the Company (but remained the Chief Executive Officer) and James Doss, the Company's Chief Financial Officer and Corporate Secretary, was appointed as the Company's President. On August 22, 2011 the Company entered into employment agreements with both Mr. Hill and Mr. Doss to evidence their new employment arrangements.

On August 22, 2011, the Company entered into a new employment agreement with Mr. Hill, pursuant to which Mr. Hill will continue to serve as the Company's Chief Executive Officer through July 31, 2013 (the "Term"), subject to earlier termination as provided in the employment agreement.

Under the employment agreement, Mr. Hill is entitled to receive an annual salary of $240,000. Mr. Hill is also entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company, to the life insurance policy and disability insurance policy that the Company currently maintains for Mr. Hill, and to six weeks of paid vacation per year.

Additionally, Mr. Hill is entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates Mr. Hill's employment without "cause" (as defined in the employment agreement), the Company has agreed to pay Mr. Hill upon termination an amount equal to the greater of (x) the salary that would have been paid to Mr. Hill during the balance of the Term, or (y) 12 month's salary (in each case, based on Mr. Hill's monthly salary at the time of such termination); (ii) if Mr. Hill terminates his employment for Good Reason (as defined in the employment agreement), Mr. Hill is entitled to severance compensation in the form of continuation of base salary and existing medical and dental insurance for 24 months following termination of employment; and (iii) within 120 days after a Change of Control (as defined in the employment agreement), Mr. Hill will have the right to terminate his employment, and to receive a cash payment in an amount equal to the greater of (x) the salary that would have been paid to Mr. Hill during the balance of the Term, or (y) 12 month's salary (in each case, based on Mr. Hill's monthly salary at the time of such termination).

On August 22, 2011, the Company also entered into an employment agreement with James Doss, pursuant to which Mr. Doss will serve as the Company's President and as Chief Financial Officer through July 31, 2012.

Under the employment agreement, Mr. Doss is entitled to receive an annual salary of $168,000. Mr. Doss also is entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company, to the life insurance policy and disability insurance policy that the Company currently maintains for Mr. Doss, and to three weeks of paid vacation per year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or the future financial performance of RF Industries, Ltd.  and its subsidiary.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “the Company” refer to RF Industries, Ltd., a Nevada corporation, and, unless the context indicates otherwise, also includes Cables Unlimited, Inc. (“Cables Unlimited”) a New York corporation, and a wholly-owned subsidiary.

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented approximately one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Identified intangible assets acquired in the Cables Unlimited acquisition are recognized at fair value at the acquisition date and are being amortized on a straight-line basis over their estimated economic lives ranging from six months to 7.6 years.

The Company uses the Black-Scholes model to value the stock option grants which involves significant judgments and estimates.

Executive Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 66% and 75% of the Company’s net sales during the three and nine month periods ended July 31, 2011, respectively, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations.

On June 6, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”), which agreement contained the terms and conditions pursuant to which the Company proposed to acquire Cables Unlimited.  The acquisition of Cables Unlimited. was completed on June 15, 2011 through the merger of CUI Acquisitions, Inc., a newly formed New York corporation and wholly-owned subsidiary of the Company and Cables Unlimited, with CUI Acquisitions as the surviving entity. The surviving company is the merger operates under the name Cables Unlimited, Inc.

Pursuant to the Acquisition Agreement, the Company paid $5,600,000 for Cables Unlimited.  The purchase price was paid one-half in cash and one-half in shares of unregistered common stock of the Company.  At the closing on June 15, 2011, the Company issued to the owner of Cables Unlimited 762,738 shares of the Company’s common stock (the number of shares is equal to $2,800,000 divided by the volume weighted average price of the Company’s common stock for the five trading days prior to the date on which the transaction was first publicly disclosed), and $2,800,000 in cash.  Of the cash amount, $2,550,000 was paid to seller at the closing, and $250,000 was deposited into an escrow account with a New York bank, to be held in escrow for up to one year following the closing as security for the seller’s indemnification obligations under the Acquisition Agreement.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least one year. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•
As of July 31, 2011, the amount of cash and cash equivalents was equal to $1,169,000 in the aggregate and the Company had $6,271,000 of investments in certificates of deposit. However, on September 1, 2011 the Company paid a special one-time cash dividend of $.25 per common share, or $1,784,000 in the aggregate, which has reduced the Company’s cash and cash equivalents. In addition, on July 21, 2011, the Company declared a quarterly cash dividend of $.05 per share, or $357,000 in the aggregate payable on October 17, 2011.

•
As of July 31, 2011, the Company had $16,455,000 in current assets, and $4,161,000 in current liabilities. Of the $4,161,000 of current liabilities, $1,784,000 represents the special dividend that was paid on September 1, 2011, and $357,000 represents dividends that are payable on October 17, 2011.

•
As of July 31, 2011, the Company had outstanding debt of $1,404,000 relating to mortgage payables of the VIE K&K, which Cables Unlimited guarantees. This amount represents a mortgage guaranty issued by Cables Unlimited for the benefit of the former owner of Cables Unlimited. The former owner has agreed to release Cables Unlimited from this guaranty in the near future.

The Company does not anticipate needing material additional capital equipment in the next year. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable or, if obtained, would be on favorable terms or conditions.

The Company recognized net income of $822,699 for the nine months ended July 31, 2011 and had negative cash flow from operations of $380,267. Cash from operations was less than net income primarily because the Company increased its collections on accounts receivables and its accrued expenses offset by increases in inventory purchases and other current assets and also decreased its outstanding accounts payables. During the nine months ended July 31, 2011, the Company used $1,241,580 for the purchase of inventory, $176,272 to pay accounts payable and accrued expenses, and $397,245 for other current assets and deposits and $156,530 for other long term liabilities. These outlays were partially offset by increased collections of accounts receivable of $505,918 and income taxes payable of $93,002, which resulted in cash used in operating activities of $380,267 during the nine months ended July 31, 2011. The Company increased its inventory purchases because of increased sales and because it received volume discounts from some of its inventory vendors. Also, the acquisition of Cables Unlimited accounted for $568,905 of the purchased inventories. The benefits of inventories purchased at a discount are expected to be realized in future quarters as the inventories are sold.

The Company received proceeds of $3,904,000 from the maturity of certain of its certificates of deposit, and re-invested $4,650,744 in new certificates of deposit during the nine months ended July 31, 2011. The Company spent $271,399 on capital expenditures during the nine months ended July 31, 2011. The Company received proceeds of $814,697 from the exercise of stock options, which receipts were partially offset by dividends paid of $387,608.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2011 increased by approximately 12%, or by $310,568 to $2,868,390 compared to the October 31, 2010 balance of $2,557,822 due to the 19% increase in net sales during the first nine months of fiscal 2011. The increase in accounts receivable is due to increase sales from prior period, plus the Cables Unlimited receivables acquired in the acquisition of that subsidiary on June 15, 2011.

Inventories at July 31, 2011 increased by 37%, or $1,687,285 to $6,295,128 compared to $4,607,843 at October 31, 2010. The increase in inventories is due to significantly increased purchases during the nine months ended July 31, 2011 as well as the inventories owned by Cables Unlimited of $568,905 at July 31, 2011. In order to obtain better quantity discounts from its vendors, the Company increased its purchase of certain inventories during the nine months ended July 31, 2011.

Other current assets, which includes prepaid expenses and deposits, increased $417,458 to $865,645 as of July 31, 2011, from $448,187 on October 31, 2010 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases.

Accounts payable and accrued expenses at July 31, 2011 increased by $226,936 from October 31, 2010 due primarily to increases in inventory purchases as well as costs incurred related to the acquisition of Cables Unlimited.

As of July 31, 2011, the Company had working capital of $12,293,272 and a current ratio of approximately 4:1.

Results of Operations

Three Months Ended July 31, 2011 vs. Three Months Ended July 31, 2010

Net sales in the current fiscal quarter ended July 31, 2011, increased 17%, or $717,721 to $4,947,753 from $4,230,032 in the comparable fiscal quarter of the prior year. Net sales increased in part because of increased sales of $134,000 at the Company’s RF Wireless segment and $909,000 of net sales realized by the Company’s new Cables Unlimited subsidiary since that company was acquired on June 15, 2011. Without the sales of Cables Unlimited (a subsidiary that was not owned in 2010), net sales during the fiscal quarter ended July 31, 2011 decreased compared to the same quarter last year. The decrease in net sales (other than Cables Unlimited) is primarily due to decreases in sales in both the Company’s RF Connector & Cable segment and its Medical Cabling and Interconnect segment (referred to as the Bioconnect segment). Sales increased in the RF Wireless segment due primarily to an increase in sales of wireless radio modems. Sales of the Company’s RF Connector and Cable segment decreased by $272,000 from the prior year’s comparable period ended July 31, 2010 due to general slowdown in the wireless infrastructure industry and a deferral of certain purchases by one of the Company’s customers. The uncertainty of the proposed merger of AT&T and T-Mobile USA is affecting near term sales of cable and connector products and may also affect the Company’s sales during the fourth quarter. Medical cabling sales decreased due to the inventory purchasing cycle of that division’s largest customer.

The Company has historically been dependent upon the operations of the RF Connector and Cable segment for its sales and income. However, as a result of the recent acquisition of the Cables Unlimited subsidiary, and due to a decrease in sales at the RF Connector and Cable assembly segment, the RF Connector and Cable assembly segment’s sales decreased from 84% in the comparable quarter of prior year to approximately 66% of the Company’s total sales in the current three month period ended July 31, 2011.

Domestic sales increased significantly by $940,082 to $4,594,086 from $3,654,004 in the prior comparable period. The increase in domestic sales was partially offset by decreased foreign sales. Foreign sales during the fiscal quarter ended July 31, 2011 decreased by $222,361 to $353,667 compared to foreign sales of $576,028 during the fiscal quarter ended July 31, 2010 primarily due to a decrease in cable assembly sales to two major international customers in Israel. Foreign sales represented approximately 7% and 14% of the Company’s net sales during the fiscal quarters ended July 31, 2011 and 2010, respectively.

The Company’s overall gross profit as a percentage of sales increased slightly to 48.8% during the current fiscal quarter ended July 31, 2011 compared to 47.7% in the comparable fiscal quarter of prior year. The change in the Company’s gross profit percentage reflects fluctuation in the product mix sold by the Company’s four segments, and due to the sales contribution by the new Cables Unlimited subsidiary. The gross profit margins of the RF Connector and Cable assembly segment decreased by 2% and the Bioconnect segment gross margin decreased 1%, while the gross margin of the RF Wireless segment increased to 39% as a result of increased sales (the RF Wireless segment had a negative gross margin in the prior comparable quarter). Cables Unlimited’s gross margin was approximately 37%. Accordingly, the sales of Cables Unlimited are expected to reduce the Company’s overall gross margins in the future.

Engineering expenses increased in the 2011 fiscal quarter by 25%, or $55,181, to $274,156 from $218,975 in the comparable quarter of 2010 due to ongoing product development at the RF Wireless segment. The RF Wireless segment has been developing a wireless transceiver, which transceiver recently completed FCC testing and is now available for commercial sale. As a result, the Company has commenced initial production of these products, and has commenced filling backorders previously received from wireless distributors and system integrators during the current third fiscal quarter.

Selling and general expenses increased $786,873 or 58%, in the current fiscal quarter ended July 31, 2011 to $2,141,268 from $1,354,395 in the same quarter of the prior fiscal year. The increase in selling and general expenses is primarily the result of certain one-time expenses. In particular, the Company incurred approximately $503,000 of additional expenses related to the acquisition of Cables Unlimited in June 2011. These additional expenses included fees payable to the Company’s investment banker, additional legal fees, additional accounting and audit fees, appraiser fees, and other related acquisition expenses (such as travel costs). In addition, during the 2011 fiscal quarter, the Company also incurred additional professional fees in evaluating and responding to requests made by one of the Company’s larger shareholders. Although some of the legal and accounting expenses are expected to continue during the fourth fiscal quarter of fiscal 2011, selling and general expenses are expected to be significantly lower in future quarters. Selling and general expenses in the current fiscal quarter ended July 31, 2011 also increased because of the additional selling and general expenses of Cables Unlimited, which expenses were not incurred last year. Because of the acquisition of Cables Unlimited and the operation of an East Coast office, the Company’s selling and general expenses will be larger in the future compared to periods prior to the acquisition of that New York subsidiary.

As a result of the decrease in revenues (excluding the new net sales generated by Cables Unlimited), the increase in engineering expense and, in particular, the approximately $503,000 of one-time expenses incurred during the third quarter of 2011 related to the acquisition of Cables Unlimited, operating income for the three month period ended July 31, 2011 was only $125, compared to $443,534 during the same fiscal quarter last year.

Other income for the third quarter of 2011 decreased by $26,565 compared to the same period in the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit as well as interest expense of $8,840 related to mortgage debt on the Cables Unlimited facility.

The benefit for income taxes during the third quarter of fiscal 2011 was $(63,072), compared to a provision of $159,326 in the comparable quarter of fiscal 2010. The significant decrease in the tax rate in the three month period ended July 31, 2011 is primarily due to the Company’s recognition of onetime tax benefits. The Company recognized approximately $137,000 of a net tax benefit for uncertain tax positions where the statute of limitations expired during the three month period ended July 31, 2011.   The Company received state tax refunds totaling $73,246 during the three month period ended July 31, 2011. Without these adjustments, the effective tax rate for the three-month period ended July 31, 2011 would have been higher.

Despite the significant additional revenues and gross profits generated by Cables Unlimited since its acquisition on June 15, 2011, the one-time costs of that acquisition offset all of the increase in gross profits. As a result, the Company had only $1,622 of income before taxes in the third quarter of fiscal 2011 compared to $471,596 in the third quarter of 2010. After the $63,000 tax benefit realized by the Company in the third quarter of 2011 and the $159,000 tax expense in the third quarter of 2010, the Company’s net income for the fiscal quarter ended July 31, 2011 was $65,000, compared to $312,000 in the prior comparable period.

Nine Months Ended July 31, 2011 vs. Nine Months Ended July 31, 2010

Net sales in the nine month period ended July 31, 2011 increased significantly (by $2,158,548) to $13,479,610 from $11,321,062 in the comparable fiscal period of prior year due to both (i) increased sales in all of the Company’s segments and (ii) the additional $909,000 of net sales realized by the Company’s new Cables Unlimited subsidiary since that company was acquired on June 15, 2011. Sales of our RF Connector and Cable segment increased by $424,892 from the prior year comparable period ended July 31, 2010. Sales of our Bioconnect segment also increased significantly during the 2011 nine-month period by $462,646 from the prior year’s period, while sales of our RF Wireless segment increased by $631,734 from the prior comparable period ended July 31, 2010. Also, the acquisition of Cables Unlimited on June 15, 2011 added an additional $907,277 in sales associated with the Cables Unlimited segment.

Sales at the RF Wireless segment increased from the prior year’s period due to an increase in the sale of RF Neulink’s radio modems. One of the RF Wireless’ products in development recently obtained FCC approval and is now being manufactured for commercial sale. As a result, the Company anticipates that sales in this segment will increase in future quarters.

Domestic sales increased significantly by $2,533,505 to $12,300,852 from $9,767,347 in the prior comparable period, but were partially offset by decreased foreign sales. Foreign sales during the nine month period ended July 31, 2011 decreased by $374,957 to $1,178,758 compared to foreign sales of $1,553,715 during the nine month period ended July 31, 2010 primarily due to a decrease in cable assembly sales to several major international customers in Canada and Israel. Foreign sales represented approximately 9% and 14% of the Company’s net sales during the nine month period ended July 31, 2011 and 2010, respectively.

The Company’s gross profit as a percentage of sales increased 2% to 51% during the nine month period ended July 31, 2011 compared to 49% in the comparable nine month period of prior year. The change in the gross margins is a result of changes in the mix of products sold by the Company’s four segments. The gross profit margins of the RF Connector and Cable Assembly and the Bioconnect segments remained relatively unchanged, while the gross margin of the RF Wireless segment increased to 42% up from a negative gross margin in the prior nine month period ended July 31, 2010. The increase in gross margins in the RF Wireless segment was due primarily to an increase in sales of wireless radio modems, which caused net sales to increase by $361,734 to $617,409 from $255,675 in the prior comparable nine month period ended. Because of the $909,000 of additional net sales contributed by the new Cables Unlimited subsidiary, net sales of the RF Connector and Cable assembly segment dropped to approximately 75% of the Company’s total sales and 69% of the total cost of goods sold in the current nine month period, compared to 86% of the Company’s total sales and 77% of the total cost of goods sold in the comparable nine month period of prior year.

Engineering expenses increased 45% or $279,026 to $903,612 from $624,586 in the comparable nine month period of the prior year due to ongoing projects nearing completion at the RF Wireless division and related increases in contract labor expense.

Selling and general expenses increased 28% or $1,030,283 to $4,768,368 from $3,738,085 in the comparable nine month period of the prior year as a result of (i) increased sales and the expenses related to the Company’s growth, and (ii) due to significant one-time expenses incurred by the Company’s in connection with the acquisition of Cables Unlimited.

Other income for the nine months ended July 31, 2011 decreased $45,113 compared with the same nine month period of the prior year due to lower investment interest income reflecting a decrease in interest rates on the Company’s investments in certificates of deposit.

Despite the increase in revenues and the increase in gross profit, the increase in engineering expenses and, more significantly, the $1,030,000 increase in selling and general expenses (much of which represents one-time expenses), income before provision for income taxes during the nine months ended July 31, 2011 decreased by 10% or $135,600 to $1,173,036 from $1,308,636 in the comparable nine month period of the prior year.

The provision for income taxes during the nine months ended July 31, 2011 was $350,337 (or a combined estimated Federal and state income tax rate of approximately 30%), compared to $523,299 in the nine months ended July 31, 2010 (or a combined estimated Federal and state income tax rate of approximately 40%). The significant decrease in the tax rate in the nine month period ended July 31, 2011 is primarily due to the Company’s recognition of onetime net tax benefits. The Company recognized approximately $34,000 related to a Federal research and development tax credits the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010.  On December 16, 2010, Congress passed the 2010 Tax Relief Act, which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the enactment of the 2010 Tax Relief Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. The Company recognized approximately $137,000 of a net tax benefit for uncertain tax positions where the statute of limitations expired during the three month period ended July 31, 2011. Also included in the provision for income taxes during the nine months ended July 31, 2011, and contributing to the decrease in the tax rate is approximately $73,000 of state tax refunds received in the third quarter of fiscal 2011 from amended tax returns which the Company filed to reapportion taxable income between the Company’s activities in both California and Nevada. Without these adjustments, the effective tax rate for the nine-month period ended July 31, 2011 would have been higher.

The significant increase in sales in the nine month period ended July 31, 2011 compared to prior year’s nine month period was helped by a slight increase in gross margins, which resulted in a $1,218,822 increase in gross profit. The increase in gross profit was offset by increases in selling and general expenses and engineering expenses. As a result, the Company’s operating income for the nine months ended July 31, 2011 decreased by $90,487 to $1,150,293 from $1,240,780 in the prior comparable nine month period. The decrease in operating income was partially offset by lower income taxes. Net income for the nine month period ended July 31, 2011 was $822,699 compared to $785,337 for the same period of the prior year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities. In June 2011, the Company issued 762,738 shares of its common stock to the former owner of Cables Unlimited, Inc. as consideration for the acquisition of Cables Unlimited, Inc. by the Company on June 15, 2011. The foregoing securities were issued without the use of a placement agent or underwriter and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

 Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4.  Reserved

Item 5.  Other Information

Nothing to report.

Item 6.    Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 14, 2011 announcing the financial results for the fiscal quarter ended July 31, 2011.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*
Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is “furnished” with this Quarterly Report on Form 10-Q and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: September 14, 2011	By:	/s/ Howard F. Hill
Howard F. Hill,
Chief Executive Officer

Dated: September 14, 2011	By:	/s/ James Doss
James Doss
President and Chief Financial Officer