Form 10-K
period 2011-10-31
R F INDUSTRIES LTD
filed 2012-01-27
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $22,917,481.

On January 27, 2011, the Registrant had 6,942,816 outstanding shares of Common Stock, $.01 par value.

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

General

RF Industries, Ltd., together with its wholly-owned subsidiary (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables.  The Company’s wireless operations also design, manufacture and sell radio-frequency (RF) wireless modems and provide mobile management solutions for wireless networks.  For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following seven divisions.  The five interconnect product divisions consist of the following:  (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) the Oddcables.com Division primarily sells coaxial, fiberoptic, and other connectors and cable assemblies on a retail basis to local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; and (v) the Cables Unlimited Division manufactures custom and standard cable assemblies, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment.  The Cables Unlimited Division is a Corning Cables Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.  The two wireless products and systems divisions consist of the following:  (i)  The Neulink Division is engaged in the design, manufacture and sale of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (ii) the RadioMobile Division is an original equipment manufacturer (OEM) provider of end-to-end mobile management solutions implemented over wireless networks that supplement the operations of the Company’s Neulink division.

The Company’s principal executive office is located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990.  Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd., Cables Unlimited, Inc., a New York company and a wholly-owned subsidiary, and the divisions of RF Industries, Ltd.

On March 10, 2011, RF Industries, Ltd. effected a two-for-one stock split.  All common stock and per share information (other than par value) contained in this Annual Report has been adjusted to reflect the foregoing stock split.

The Company’s principal internet website is located at http://www.rfindustries.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Company designs its connectors at its headquarters in San Diego, California.  However, most of the RF connectors are manufactured by third party foreign manufacturers located in Asia.

The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has historically generated, and continues to generate the majority of the Company’s net sales and net income.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies manufactured for the Cable and Connector Division are manufactured at the Company’s California facilities using state of the art automation equipment and are sold through distributors or directly to major OEM accounts.  Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the second largest source of revenues for the Company during the fiscal year ended October 31, 2011.

Aviel Electronics Division   The Aviel Electronics Division is primarily engaged in the design, manufacture and sale of custom, specialty or precision connectors and cable systems for specialized purposes, such as commercial aerospace and military systems.  Aviel has a 50 year history of serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM’s and government agencies in the United States and abroad.  Aviel complements the Company’s Connector and Cable Division’s capabilities by providing additional custom design and manufacturing capabilities, thereby expanding the Company’s products in the military and commercial aerospace markets, and expanding the Company’s overall client base.  Aviel’s operations, including its manufacturing facilities, are based in Las Vegas, Nevada.

Oddcables.com Division   Oddcables.com (formerly known as Worswick) sells coaxial connector solutions and manufactures RF cable assemblies for both individual customers and companies that design, build, operate, and maintain personal and private multi-media, wireless voice, data and messaging systems.  Oddcables.com primarily sells its products on a retail basis at its retail outlet in San Diego, California.  Oddcables.com, however, also sells its products on-line under the e-commerce brand Oddcables.com.  This division recently also commenced designing, manufacturing and selling precision-grade, high frequency connectors and adapters for OEM, military and metrology lab applications as well as 10GHz high frequency fiber optic patch cable assemblies.  Oddcables.com was a privately held, 20-year old California company based in San Diego before its acquisition by the Company in September 2005.

Cables Unlimited Division  On June 15, 2011, RF Industries, Ltd. acquired all of the issued and outstanding capital stock of Cables Unlimited, Inc., a New York corporation.  The Cables Unlimited division is an established custom cable manufacturer based in Yaphank, New York. Cables Unlimited, Inc. is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited, Inc. include custom fiber optic and standard cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment.

Bioconnect Division   The Bioconnect Division is engaged in product development, design, manufacture and sale of high-end or specialty cables and interconnects for medical monitoring applications, such as disposable ECG cables, EEG leads, infant apnea monitors in hospitals, patient leads, snap leads and connecting wires.  Bioconnect’s products typically do not directly compete against the mass-produced, lower priced standard medical cables used by medical facilities.  The Company acquired the Bioconnect operations in 2000.

RF Neulink Division   The RF Neulink Division has, since 1984, designed and manufactured, through outside contractors, wireless data products commonly known as RF data links and wireless modems. These radio modems and receivers provide high-speed wireless connections over longer distances where wire connections may not be desirable or feasible.  In addition to selling its own radio modem, RF Neulink also distributes antennas, transceivers and related products of other manufacturers.  RF Neulink’s small point-to-point systems and large systems of wireless data networks are used by banks, gas and oil, casinos, military units, government agencies, and manufacturing plants.  The RF Neulink Division also offers complete turn-key packages for numerous remote data transmission applications.

RadioMobile Division  The RadioMobile Division is an OEM provider of end-to-end mobile management solutions implemented over wireless networks.  Although the RadioMobile Division operates as a separate division, its operations supplement the operations of the Company’s Neulink division.  In November 2011, RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment.  The Company acquired substantially all of the assets and assumed certain liabilities of RadioMobile Inc., a privately held company in San Diego, California on September 1, 2007.

For financial reporting purposes, the Company aggregates its operations into four segments.  (1) Connector and Cable Assembly, Aviel Electronics, and Oddcables.com divisions are aggregated into one reporting segment (the RF Connector and Cables Assembly segment) because they have similar economic characteristics, while (2) RF Neulink and RadioMobile are aggregated in the RF Wireless segment.  (3)  Bioconnect makes up the Company’s Medical Cabling and Interconnector segment.  (4)  The Cables Unlimited division constitutes the Company’s newest fiber optic and power/electronic cabling segment, which we refer to as the Cables Unlimited segment.

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

Oddcables.com Products

Oddcables.com sells coaxial connectors and cable assemblies for numerous multi-media products, devices and instruments in the local San Diego, California, area.  Oddcables.com also produces and markets cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coaxial cabling including 10 GHz high frequency fiber optic patch cable assemblies.  Cabling is purchased from a variety of major unaffiliated suppliers and is assembled with the Company’s connectors or third party connectors as complete cable assemblies.  Coaxial cable assemblies have thousands of applications including local area networks, wide area networks, Internet systems, PCS/cellular systems, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Most cable assemblies are manufactured to the purchaser’s specifications.

Cables Unlimited Products

Cables Unlimited is an established fiber optic custom cable manufacturer based in Yaphank, New York.  Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for telecommunications, computer, LAN, automotive and medical equipment companies.  Cables Unlimited also provides fiber optic installation services in the New York regional area.  Service revenues represented approximately 15% of Cables Unlimited’s revenues for the fiscal year ended October 31 2011.  Approximately 18% of Cables Unlimited’s sales in fiscal 2011 were derived from sales to Canada.

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

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. Current applications in use for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, and police usage for mobile warrant database access.  The Federal Communications Commission (FCC) has mandated that, as of January 1, 2013, all public safety and business industrial land mobile radio systems operating in the 150-174 MHz (VHF) and 421-512 MHz (UHF) radio bands must cease operating using 25 kHz radio systems technology, and must begin operating using at least 12.5 kHz.  Therefore, the systems using the 25kHz systems must be replaced by the end of 2012.  RF Neulink designs and manufactures wireless radio modems that comply with the FCC’s narrowband mandate.

RadioMobile Products

RadioMobile provides complete hardware and software solutions for wireless mobile data management applications.  Most of RadioMobile systems are custom engineered and designed for specific markets.  RadioMobile’s sales consist of a package of hardware, software and networking products as well as design and installation services related to those applications.  The primary markets for RadioMobile’s systems include public safety (police, fire, and emergency medical services) and utilities and transportation (rail, bus, taxi and courier services).  Software applications for both host (Computer Aided Dispatch) and mobile environments are developed by in-house engineers and contractors.

In November 2011, the RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment.  Under this contract, RadioMobile is required to replicate the County's existing technology and simultaneously implement a high speed data solution satisfying FCC Narrowband requirements.  RadioMobile is required to perform this wireless upgrade without downtime, without interrupting emergency services and without the provision of additional frequencies or wireless sites during the transition period.  RadioMobile’s mobile applications are required to exactly mimic the Fire Department’s current Cathode Ray Tube-based 1985 functions, thereby eliminating retraining expenses for thousands of fire personnel.  The L.A. County Fire Department agreement is scheduled to be completed by December of 2012.

The acquisition of Cables Unlimited gives the Company the ability to offer a broad range of interconnect products and systems that the Company’s largest customers had sought, but that the Company previously was unable to provide.  These interconnect systems have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. The Company intends to actively market its ability to provide these fiber optic interconnect solutions to its larger customers.

Foreign Sales

Direct export sales by the Company to foreign customers accounted for $2,103,000 or approximately 11% of Company’s sales for the fiscal year ended October 31, 2011.  Foreign sales accounted for $1,818,000 or approximately 11% of Company’s sales for the fiscal year ended October 31, 2010.  The majority of the export sales during these periods were to Canada, Israel and Mexico.  Foreign sales orders from individual customers tend to be larger than U.S. product orders and therefore have a larger impact on the Company’s sales.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers

Sales methods vary greatly between the Company’s divisions. The Connector and Cable Assembly division and the Cables Unlimited division currently sell their products primarily through warehousing distributors and OEM customers who utilize coaxial connectors and cable assemblies in the manufacture of their products.

The Aviel Division sells its products to its current customer base and to customers referred through the Connector and Cable Division.  The Aviel and Connector and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Oddcables.com division operates from a single retail, store-front location in San Diego and sells primarily to walk-in or local multi-media (video, voice, gaming, etc.) and communications systems customers.  This division also operates an e-commerce website called Oddcables.com that it launched in 2007 for the distribution of its products.

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

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors and for all the components of its Neulink products.  However, virtually all of the RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2011 were assembled by that division at the Company’s facilities in California.  The Neulink products are assembled at the Company’s California facilities.  The Connector and Cable Division has its cables manufactured at numerous International Standards Organization (ISO) approved factories with plants in the United States and Taiwan.  The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies.  Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, the Company does have long-term purchasing relationships with these manufacturers.  The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies and certain of the components of its Neulink products.  Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.  However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products.  Neulink products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

The Bioconnect Division has designed and manufactured its own products for over 23 years (including as an unaffiliated company before being acquired by the Company in 2000).  Bioconnect products are manufactured by the Company at its own California facilities.  The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

The Aviel Electronics Division manufactures connectors at its Las Vegas, Nevada manufacturing facility.  The Aviel Electronics Division has designed and manufactured its own products for 53 years (including as an unaffiliated company before being acquired by the Company in August 2004). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.

The Oddcables.com Division designs and produces low to medium volume connector and cable assemblies for local and niche customers, as well as a few medium and large market customers.  These services are performed in San Diego, California.

The RadioMobile Division products are purchased from various U.S. and overseas suppliers.  Some products are designed and manufactured by third party manufacturers to RadioMobile’s specifications.  The Company’s in-house software designers designs much of the software used in its RadioMobile systems.

Cables Unlimited manufactures its custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses and other products in its Yaphank, New York manufacturing facility.  Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty.

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

The Cables Unlimited Division purchases all of its products from manufacturers located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States; however, Cables Unlimited purchases most of its fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited in its products are readily available and that Cables Unlimited is not currently dependent on any supplier for its raw materials.  Cables Unlimited does not currently have any long-term purchase or supply agreements with its connector and cable suppliers.

Employees

As of October 31, 2011, the Company employed 166 full-time employees, of whom 46 were in accounting, administration, sales and management, 116 were in manufacturing, distribution and assembly, and four were engineers engaged in design, engineering and research and development.  The employees are based at the Company’s offices in San Diego, California (99 employees), Las Vegas, Nevada (9 employees), and Yaphank, New York (58 employees).  The Company also occasionally hires part-time employees.  The Company believes that it has a good relationship with its employees.  The newly acquired Cables Unlimited Division employs six fiber optic cable installers who are currently represented by a union.  Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Research and Development

The Company’s research and development activities are intended to produce new proprietary products that it can market to the wireless connectivity industry.  The Company expended approximately $622,000 for research and development activities in fiscal year ended October 31, 2011, mostly for its Connector and Cable, RF Wireless, and Medical Cabling and Interconnector segments.  Research and development expense during the fiscal year ended October 31, 2010 were approximately $422,000.

In addition to research and development activities, the Company also invested approximately $1,091,000 during the past two fiscal years in engineering.  Engineering activities consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.  Engineering work is often carried out in collaboration with the Company’s customers.

Patents, Trademarks and Licenses

The Company does not own any patents on any of its products, nor has it registered any product trademarks.  Because the Company carries thousands of separate types of connectors and other products, most of which are available to the Company’s customers from other sources, the Company does not believe that its business or competitive position is dependent on patent protection.  Under its agreement with Corning Cables Systems LLC, Cables Unlimited is permitted to advertise that it is a Corning Cables System CAH Connections Gold Program member.

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

Under its agreement with Corning Cables Systems LLC, Cables Unlimited is authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

Competition

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $42-$45 billion in 2011. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems. Management believes the industry is fragmented with no one competitor having over a 15% share of the total market, while the 10 largest competitors constitute approximately 61% of the total market. Many of the competitors of the Connector and Cable Division have significantly greater financial resources and broader product lines. The Connector and Cable Division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally has a significant amount of inventory of its connector products.

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

RadioMobile competitors include Motorola, Intergraph, Northrop Grumman, Panasonic, and cellular providers including Verizon Wireless and AT&T.  RadioMobile’s strategy is focusing on providing cost effective mobile data network solutions for small to medium size customers.

Cables Unlimited is a Corning Cables System CAH Connections Gold Program member, which permits it to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. There are 14 other companies in the U.S. that are Corning Cables System CAH Connections Gold Program members.

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

Neulink products are subject to the regulations of the FCC in the United States, the Department of Communications (D.O.C.) in Canada, and the E.C.C. Radio Regulation Division in Europe.  The Company’s present equipment is “type-accepted” for use in the United States and Canada. Neulink offers products that comply with current FCC, Industry Canada, and some European Union regulations. The system integrator, or end user, is responsible for compliance with applicable government regulations.

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

Of the Company’s four operating segments, the RF Connector and Cable Assembly segment is the largest; accounting for approximately 71% and 86% of the Company’s total sales for the fiscal years ended October 31, 2011 and 2010, respectively. The Company expects the RF Connector and Cable Assembly segment products will continue to account for the majority of the Company’s revenues for the near future. Accordingly, an adverse change in the operations of that segment could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable segment are described below.

Difficult Conditions In The Global Economy In General Have Adversely Affected the Company’s Business And Results Of Operations And It Is Uncertain If These Conditions Will Improve In The Near Future, And They May Worsen.

A prolonged economic downturn, both in the U.S. and worldwide, may continue to lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect the Company’s results of operations, financial condition and cash flows.  Slowing economic activity, particularly in the telecommunication and data communication and wireless communications industries that represent the Company’s largest target market, may adversely impact the demand for the Company’s products.  Although the Company has been able to operate profitably, sales in fiscal 2011 of its RF Connector products decreased slightly compared with the prior year.  If the current economic downturn continues or intensifies, the Company’s results could be more adversely affected in the future.  There could be a number of other adverse follow-on effects from the credit crisis on the Company’s business, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

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

The Company’s sales efforts are primarily affected through independent distributors. Sales through independent distributors accounted for approximately 49% of the net sales of the Company for the fiscal year ended October 31, 2011. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 17% of the total sales of the Company for the fiscal year ended October 31, 2011. Although this customer has been an on-going major customer of the Company for at least the past 10 years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 11% of the net sales of the Company during the years ended October 31, 2011 and 2010. International revenues are subject to a number of risks, including:

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

The Loss Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company’s employment agreement with Mr. Hill expires by its terms on July 31, 2013. No assurance can be given that Mr. Hill will continue to be employed by this Company after the expiration of his employment agreement.  If the Company lost the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), this could materially adversely affect the Company’s business, operating results, and financial condition.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of four smaller businesses (it purchased Aviel Electronics in Las Vegas, Nevada, in August 2004, Oddcables.com in San Diego, California, in September 2005, RadioMobile, Inc. in San Diego, California, in September 2007, and Cables Unlimited in Yaphank New York in June 2011). The Company regularly considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional companies, including:

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

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 22,000 square feet which houses its corporate administration, sales and marketing, and engineering plus production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on March 31, 2014. In addition to the foregoing building, the Company also leases the following facilities:

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

(v)
The Cables Unlimited Division leases an approximately 12,000 square foot facility located at 3 Old Dock Road, Yaphank, New York. The lease for this space expires June 30, 2016.  However, Cables Unlimited has a one time option to extend the term of the Lease for an additional five (5) year term.  Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment.  The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

The aggregate monthly rental for all of the Company’s facilities was approximately $36,416 per month, plus utilities, maintenance and insurance as of October 31, 2011.

The Company currently believes that its facilities are sufficient to meet its foreseeable needs. However, should the Company require additional space; the Company believes that suitable additional space is available near the Company’s current facilities. In addition, the Company believes that it will be able to renew its existing leases upon the expiration of the current leases or, if desirable or necessary, relocate to alternate facilities was on substantially similar terms.

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

Quarter	High	Low

Fiscal 2011

November 1, 2010 - January 31, 2011	$3.65	$3.00
February 1, 2011 - April 30, 2011	4.39	3.63
May 1, 2011 - July 31, 2011	4.48	3.50
August 1, 2011 - October 31, 2011	4.46	2.99

Fiscal 2010

November 1, 2009 - January 31, 2010	$2.43	$2.02
February 1, 2010 - April 30, 2010	2.70	2.25
May 1, 2010 - July 31, 2010	2.92	2.45
August 1, 2010 - October 31, 2010	3.50	2.60

Stockholders.  As of October 31, 2011 there were 402 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends.  The Company paid  a total of $2,528,971 of dividends during the fiscal year ended October 31, 2011.  The dividends consisted of four quarterly dividend payments (of $.015, $.02, $.025, and $0.05 per share) and one special dividend payment of $0.25 per share.  The Board of Directors may continue to declare and pay dividends in the future depending on the Company’s financial condition and its financial needs.

Repurchase of Securities. The Company repurchased 31,812 shares of its common stock (for a total of $102,705) during the year ended October 31, 2011.

Recent Sales of Unregistered Securities.  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2011 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	1,191,948	$3.02	640,583
Equity Compensation Plans Not Approved by Stockholders (2)	907,724	$0.90	0
Total	2,099,672	$2.13	640,583

(1)
Consists of options granted under the R.F. Industries, Ltd. (i) 2010 Stock Option Plan and (ii) 2000 Stock Option. The 2000 Stock Option Plan has expired, and no additional options can be granted under this plan.  Accordingly, all 640,583 shares remaining available for issuance represent shares under the 2010 Stock Option Plan.

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

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of non-amortizable intangible assets for impairments. We review our non-amortizable intangible asset for impairment annually in the fourth quarter at the reporting unit level. We also analyze each quarter whether any indicators of impairment exist.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market.  The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has four segments - the “RF Connector and Cable Assembly” segment;  the “Medical Cabling and Interconnector” segment; the “Cables Unlimited” segment;  and the “RF Wireless” segment- based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of three divisions; the Medical Cabling and Interconnector segment is comprised of one division, the Cables Unlimited segment is comprised of one division, while the RF Wireless segment is comprised of two divisions. The four divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Bioconnect, Cables Unlimited, and RF Neulink. Each of the other divisions aggregated into these segments that have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly, Aviel Electronics and Oddcables.com divisions into the RF Connector Cable Assembly segment, and the RF Neulink and RadioMobile divisions into the RF Wireless segment.  The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment, while the Cables Unlimited division is the Cables Unlimited segment.

Historically, most of the Company’s revenues were generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 61% of the Company’s total sales for the fiscal year ended October 31, 2011, and 76% of revenues for the prior fiscal year).  Sales of connectors are expected to continue to be the largest portion of revenues in the future.  Accordingly, Company revenues are heavily dependent upon sales of RF connectors and cable assemblies. However, the Company sells thousands of connector products for uses in thousands of end products and sales are not dependent upon any one industry sector or any single product.  The Company’s sales do, however, track sales in the wireless industry as a whole.

The net income in fiscal 2011 represented the 18th consecutive year that the Company has been profitable.

On June 15, 2011 the Company acquired 100% of the outstanding capital stock of Cables Unlimited, Inc., through the merger of CUI Acquisitions, Inc., a newly formed New York corporation and wholly-owned subsidiary of the Company, and Cables Unlimited.  The Company paid $5,600,000 for Cables Unlimited.  The purchase price was paid one-half in cash and one-half in shares of unregistered common stock of the Company.  At the closing on June 15, 2011, the Company issued to the owner of Cables Unlimited 762,738 shares of the Company’s common stock (the number of shares is equal to $2,800,000 divided by the volume weighted average price of the Company’s common stock for the five trading days prior to the date on which the transaction was first publicly disclosed), and $2,800,000 in cash.  Of the cash amount, $2,550,000 was paid to seller at the closing, and $250,000 was deposited into an escrow account with a New York bank, to be held in escrow for up to one year following the closing as security for the seller’s indemnification obligations under the acquisition agreement.  The results of Cables Unlimited operations after June 15, 2011 have been included in the Company’s consolidated results of operations.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2011 and 2010:

	2011		2010
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents and certificates of deposit	$5,855,540	24.0%	$9,306,454	48.7%
Current assets	16,413,206	67.3%	17,533,406	91.8%
Current liabilities	3,494,849	14.3%	1,879,213	9.8%
Working capital	12,918,357	53.0%	15,654,193	81.9%
Property and equipment - net	2,442,738	10.0%	530,327	2.8%
Total assets	24,377,946	100.0%	19,109,363	100.0%
Stockholders’ equity	19,678,028	80.7%	16,913,960	88.5%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2012 (“fiscal 2012”). The Company does not, however, currently have any commercial banking arrangements providing for loans or credit facilities should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

•
As of October 31, 2011, the amount of cash and cash equivalents and short-term certificates of deposit was equal to $5,855,540 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its anticipated capital expenditures for the upcoming year.

•	As of October 31, 2011, the Company had $16,413,206 in current assets and $3,494,849 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2011, and its recent operating results, there are sufficient capital resources to fund its operations and future acquisitions for at least the next 12 months. Should the Company need to obtain additional funds for unexpected capital improvements or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees or lease agreements or other arrangements that could trigger a requirement for an early payment or that could impact the value of the Company’s assets. As of October 31, 2011 (the date of the financial information contained herein), the Company had two mortgage notes relating to a variable interest in a variable interest entity (“VIE”) ( the entity that owns the New York real property leased to Cable Unlimited).  Cables Unlimited, the Company’s wholly-owned subsidiary leases a building in New York this is owned by an entity affiliated with Darren Clark, a director of the Company.  One of the mortgage notes was guaranteed by Cables Unlimited and collateralized by the real property, while the other note was guaranteed by Cables Unlimited and Darren Clark, and is collateralized by the guarantee on the real property.  As of November 7, 2011, one of the mortgage notes was repaid by Mr. Clark (the Company did not make any payments), and the guarantee on the real property was released.  In addition, Cables Unlimited was released as guarantor on the second mortgage, which was refinanced by Mr. Clark in January 2012. As a result, as of the date of this Annual Report, the VIE interest is no longer in effect.

As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a significant level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Due to a 19% increase in sales, attributable primarily to the acquisition of Cables Unlimited, in fiscal 2011 compared to sales of the prior year, the Company’s year-end inventory balance increased by 34% compared to prior year’s year-end inventory balance. The Company continuously monitors its inventory levels and product costs.  For inventory purchase pricing purposes, the Company may, however, increase its inventory levels from time to time to protect against anticipated future increases in raw material costs or to obtain volume discounts.

Net cash provided by operating activities for the year ended October 31, 2011 was $122,844.  The Company’s net cash from operations was less than its net income of $773,011 due primarily to $1,228,728 of cash that was used by the Company to purchase additional inventory.  The large outlay of cash to purchase inventory was offset by $796,619 of non-cash expenses ($391,633 of depreciation and amortization, $312,311 of stock compensation expense, and $92,675 of inventory write-downs), a $750,531 increase in collections of accounts receivable, and a $210,645 increase in accrued expenses.  In fiscal year ended October 31, 2010, net cash provided by operating activities was $2,502,656.

During fiscal 2011, net cash used in investing activities was $1,738,868, which represents the difference between the proceeds the Company received from the maturity of certain of its certificates of deposit and the amount re-invested in new certificates of deposit, less the proceeds paid for the acquisition of Cables Unlimited of $2,800,000 and $368,205 that the Company invested in additional capital equipment (primarily for the Connector and Cable, Cables Unlimited, Aviel, and Bioconnect divisions). During fiscal 2010, net cash provided by investing activities was $801,071.

In fiscal 2011, financing activities decreased the Company’s net cash by $1,352,044 due primarily to (i) dividends paid of $2,528,971, and (ii) $102,705 used to repurchase 31,812 shares of Company common stock.  These cash outlays were partially offset by the receipt of $981,753 from the exercise of stock options and $312,325 of excess tax benefits. In fiscal 2010, financing activities increased the Company’s net cash provided by $199,230 due to the receipt of $205,108 from the exercise of stock options and $78,235 of excess tax benefits, which was offset by dividends paid of $84,113.  No shares were repurchased during fiscal 2010.

The Company does not believe that inflation has had a material impact on its business or operations.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2011 and 2010:

	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$19,433,503	100%	$16,322,178	100%
Cost of sales	10,097,130	52%	8,158,798	50%
Gross profit	9,336,373	48%	8,163,380	50%
Engineering expenses	1,246,758	6%	887,865	5%
Selling and general expenses	6,953,510	36%	5,133,967	31%
Goodwill impairment	-	-	137,328	1%
Operating income	1,136,105	6%	2,004,220	12%
Other income/expense, net	15,738	0%	86,614	1%
Income before income taxes	1,151,843	6%	2,090,834	13%
Income taxes	378,832	2%	870,587	5%
Net income	773,011	4%	1,220,247	8%

Net sales of the Company increased by $3,111,000 or 19%, for the fiscal year ended October 31, 2011 (“fiscal 2011”) compared to the fiscal year ended October 31, 2010 (“fiscal 2010”).  Net sales increased in fiscal 2011 due primarily to the acquisition of Cables Unlimited, which contributed sales of $2,644,000 during the four and a half month period between the date of its acquisition (June 15, 2011) and the end of the fiscal year, and increased sales at the Medical Cabling and Interconnector and RF Wireless segments.  Net sales at the Connector and Cable Assembly segment decreased from fiscal 2010 by $226,000. The decrease was primarily due to a decrease in sales to the Company’s primary distributors. Net sales at the Medical Cabling and Interconnector segment increased by $429,000, or 25%, compared to fiscal 2010 due primarily to an increase in sales with its main customers.  The RF Wireless segment experienced an increase in sales of $265,000 compared to sales in fiscal 2010, representing an increase of $76,000 in sales by the RadioMobile Division and an increase of approximately $189,000 in sales by the Neulink division.  Net sales in the RF Wireless division are expected to increase significantly in fiscal 2012 as a result of the $2.6 million contract RadioMobile received from the Los Angeles County Fire Department in November 2011 for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment.  Based on the build-out schedule in the agreement with the fire department, the Company anticipates that approximately $1.7 million of the $2.6 million contract will be recognized in fiscal 2012.

The Company’s gross profit increased by $1,173,000 or by 14% to $9,336,000 in 2011 from $8,163,000 in 2010 due to the increase in net sales.  However, as a percentage of net sales, gross profit decreased slightly to 48% in fiscal 2011, from 50% in fiscal 2010, due to the lower margins of the Cables Unlimited segment.

Engineering expenses, which include research and development expenses, incurred at the Company’s four segments and relating to the design, re-design or development of products for specific customers increased from the prior year by $359,000 to $1,247,000 compared to $888,000 in fiscal 2010.  As a percentage of net sales, engineering expenses increased to 6% in fiscal 2011 from 5% in fiscal 2010. Engineering expense (including research and development) during fiscal 2011 related to development of new products at the Connector and Cable, RF Wireless, Medical Cabling and Interconnector, and Cables Unlimited segments.  The Company collectively incurred approximately $622,000 of research and development expenses in fiscal 2011 in the development of new products compared to $422,000 of research and development expenses in fiscal 2010.  Research and development expenses increased 47%, or $200,000 compared with prior year’s expense due primarily to certain projects nearing completion at the RF Wireless division and related increases in contract labor expense.

Selling and general expenses increased by $1,820,000 or 35%, to $6,954,000 during fiscal 2011 from $5,134,000 in fiscal 2010.  This increase is primarily related to the increase in the Company’s overall operations and in the expenses incurred by the Cables Unlimited division since its acquisition.  Since sales increased by a lower percentage than the increase in selling and general expenses, as a percentage of sales, selling and general expenses increased to 36% from 31% in fiscal 2010. Stock based compensation expense increased by $81,000 to $312,000 in fiscal 2011 from $231,000 in fiscal 2010. Stock based compensation increased due to an increase in options granted compared with fiscal 2010, coupled with the effects of a one-time charge of $17,000 relating to the extension of two former board members exercise period for their outstanding grants at their date of departure from the board of directors.  Sales commission expense increased by $42,000 or 52% to $124,000 in fiscal 2011 from $82,000 in fiscal 2010 due to restructuring of our sales commission plan and the increases in sales at certain of the Company’s divisions. Accounting and legal fees increased significantly by $672,000 to $976,000 in fiscal 2011 from $304,000 in fiscal 2010 primarily due to expenses related to the acquisition of Cables Unlimited and other proxy and legal matters. Advertising costs increased by $29,000 to $244,000 in fiscal 2011 from $215,000 in fiscal 2010 due to an increase in marketing efforts in fiscal 2011 compared to prior year.

In fiscal 2010, the Company performed an impairment analysis of the Aviel goodwill balance.  The sales generated by this division were significantly lower than expected and the forecasted improvements from prior periods did not occur.  As a result of its impairment analysis, management wrote off the $137,328 of goodwill attributed to Aviel and recorded a goodwill impairment charge of $137,328 in fiscal 2010.  No such impairment charge was recorded in fiscal 2011.

Despite the increase in sales in fiscal 2011 and the increase of $1,173,000 in gross profit compared to fiscal 2010, operating income in fiscal 2011 decreased by $868,000, or 43%, to $1,136,000.  The decrease is attributable to the increase in operating expense of $2,041,000, which included one-time expenses of $673,000 related to the acquisition of Cables Unlimited and other professional fees related to resolving certain issues with an activist shareholder.

Other net income decreased by approximately $71,000 from the prior year due primarily to a decrease in interest rates on the funds held by the Company in its interest bearing accounts compared to the rates received during fiscal 2010, a decrease in investments in certificates of deposits compared with the prior year, and the addition of interest expense of $29,000 incurred by the Company’s VIE relating to its mortgages payable.  During fiscal 2011, the Company continued to invest primarily in certificates of deposit and money market funds.

Income before taxes in fiscal 2011 decreased by 45% or by $939,000 to $1,152,000 compared to income before taxes of $2,091,000 in fiscal 2010.  Net income for fiscal year ended October 31, 2011 decreased by $447,000 or 37% to $773,000 compared to $1,220,000 in fiscal year ended October 31, 2010.  The effective tax rate in fiscal 2011 decreased 8.7% to 32.9% compared to 41.6% in fiscal 2010 due to the Company’s recognition of one-time net tax benefits. The Company recognized approximately $34,000 related to a Federal research and development tax credit the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010.  On December 16, 2010, Congress passed the 2010 Tax Relief Act, which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the enactment of the 2010 Tax Relief Act, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000.  The credit was recorded in the first quarter of fiscal 2011. The Company recognized approximately $116,000 of a net tax benefit for uncertain tax positions where the statute of limitations expired during the quarter ended July 31, 2011. Also included in the provision for income taxes for the year  ended October 31, 2011, and contributing to the decrease in the tax rate is approximately $73,000 of state tax refunds received in the third quarter of fiscal 2011 from amended tax returns which the Company filed to reapportion taxable income between the Company’s activities in both California and Nevada. Without these adjustments, the effective tax rate for fiscal 2011 would have been higher.

ITEM 7A.	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2011 and 2010

•	Consolidated Statements of Income for the years ended October 31, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended October 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. .

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that the system of internal controls over financial reporting was effective as of October 31, 2011. We have excluded from this assessment the operations of Cables Unlimited, which are included in the consolidated financial statements of RF Industries, Ltd. and constituted an aggregate of approximately $2,959,000 in total assets as of October 31, 2011 and approximately $2,644,000 and $30,000 of revenues and net income, respectively, for the year then ended.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2011. A majority of the Directors are “independent directors” as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Fink, Reynolds, Sandberg, and Waterfield.

Name	Age	Director Since

Darren Clark	44	2011

Marvin H. Fink	75	2001

Howard F. Hill	71	1979

William Reynolds	76	2005

David Sandberg	38	2011

Randall Waterfield	38	2011

Darren Clark was appointed to the Board of Directors on June 15, 2011 following the acquisition by the Company of Cables Unlimited, Inc. on that date.  Mr. Clark has been an executive officer of Cables Unlimited, Inc. since that company was formed in 1992, and the Chief Executive Officer and sole shareholder of Cables Unlimited since 2005.

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

Howard F. Hill, a founder of the Company in 1979, has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He is the CEO and was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 43 years.

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

David Sandberg was appointed to the Board of Directors effective September 6, 2011 pursuant to an agreement entered into on August 29, 2011 by the Company and Red Oak Partners, LLC.  Mr. Sandberg is the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund, since its March 2003 inception and is the portfolio manager of Pinnacle Fund, LLLP, since its September, 2008 inception.  Previously, Mr. Sandberg co-managed JH Whitney & Co.’s Green River Fund from 1998–2002. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University. He presently serves on the Boards of SMTC Corporation and EDCI Holdings, Inc.

J. Randall Waterfield was appointed to the Board of Directors effective September 6, 2011 pursuant to an agreement entered into on August 29, 2011 by the Company and Red Oak Partners, LLC.  Mr. Waterfield has been the Chairman of Waterfield Technologies, Inc., a software development firm focused on hosted and on-premise custom applications for the financial services, telecommunications and energy sectors since 2000.  Mr. Waterfield is also the Chairman of Waterfield Group, a diversified financial services holding company since 1999.  Mr. Waterfield is a Chartered Financial Analyst, member of the Board of Directors, Executive Committee and former Chairman of the YPO New York City Chapter, a member of Mensa, and a graduate of Harvard University in 1996.  Mr. Waterfield currently also serves on the Board of Directors of Waterfield Enterprises, LLC, TheRateReport.com, and the Culver Military Summer School. Previously, Mr. Waterfield was at Goldman Sachs & Co., where he worked as an institutional asset manager from May 1996 through March of 1999, responsible for the small capitalization growth portfolios whose assets totaled $1.0 billion. Additionally, through his efforts at the Waterfield Foundation, Mr. Waterfield supports a variety of charitable organizations with a focus on the environment and midwestern based causes.

The Company’s Board of Directors identified and recommended that Messrs. Clark, Fink, Hill, Reynolds, Sandberg, and Waterfield be elected to the Board of Directors based on the following qualifications of these persons:

Darren Clark:  Mr. Clark is the founder and has been a principal executive officer of Cables Unlimited, Inc. and, as a result, is familiar with the operations of that key subsidiary of the Company.  In addition, Mr. Clark has expertise in the fiber optic cable industry, an important area of potential growth for the Company.

David Sandberg:  Mr. Sandberg has significant experience in public securities markets, public company management and finance, as well as expertise in mergers and acquisitions.

J. Randall Waterfield:  Mr. Waterfield has significant experience in public securities markets and finance, particularly with respect to small capitalization growth companies such as the Company.

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

Mr. Howard Hill:  Mr. Hill is a founder of the Company and has over 43 years of experience in the electronics industry.

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

Management

Howard F. Hill is the Chief Executive Officer of the Company.  He co-founded the Company in 1979. He was the President of the Company from July 1993 until July 2011. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has held various positions in the electronics industry over the past 43 years.

James Doss is the Company’s President, Chief Financial Officer and Secretary.  Effective July 7, 2011, the Company appointed James Doss as President.  Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006.  On February 1, 2007, the Company appointed James Doss as its Acting Chief Financial Officer and Corporate Secretary.  Mr. Doss was appointed to Chief Financial Officer on January 25, 2008.  Prior to joining the Company, Mr. Doss, 42, was a private consultant to a number of Software and High-Tech companies, providing Sarbanes-Oxley compliance and general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Mr. Doss was Controller for CliniComp, International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995 Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and Economics from San Diego State University in 1993 and completed graduate and advanced financial management studies, receiving his MBA from San Diego State University in 2005.

Board of Director Meetings

During the fiscal year ended October 31, 2011, the Board of Directors held fifteen meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2011, each Board of Directors members attended at least 50% of the meetings of the Board of Directors and at least 50% of the meetings of the committees on which he served.

Board Committees

During fiscal 2011, the Board of Directors maintained four committees, the Compensation Committee, the Audit Committee, the Strategic committee and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of the end of fiscal 2011, the Audit Committee was composed of Mr. Reynolds (Chairman), Mr. Fink and Mr. Sandberg and Mr. Waterfield.  Each of these individuals was a non-employee director and was independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee.  The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2011. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, Sandberg, and Waterfield (Chairman) each of whom is a non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2011, which was attended by all committee members.

The Strategic Committee was formed in August 2011 for the purpose of assisting the Board in carrying out its responsibilities relating to potential mergers, acquisitions, divestitures, strategic uses of the Company’s capital, and other key strategic transactions outside the ordinary course of the Company’s business, and making proposals to the Board with respect to the foregoing. The Strategic Committee currently consists of Messrs. Sandberg (Chairman), Fink, Waterfield, and Reynolds each of whom is a non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Strategic Planning Committee held one formal meeting during fiscal 2011, which was attended by all committee members.

The Nominating and Corporate Governance Committee was formed in August 2011 for the purpose of developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selection nominees to serve on the Board, and overseeing the evaluation of the Board and its committees.  The Nominating and Corporate Governance Committee currently consists of Messrs. Sandberg , Fink (Chairman), Waterfield, and Reynolds each of whom is a non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Nominating and Corporate Governance Committee held one formal meeting during fiscal 2011, which was attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2011, the following filings were not timely completed:  (i) David Sandberg filed his initial Form 3 three days after the required filing date; (ii) The members of the Board of Directors did not timely file a Form 4 with respect to stock options granted to them in December 2010; (iii) Jim Doss did not timely file a Form 4 with respect to stock options granted to him in October and December 2010, respectively, the exercise of stock options and sale of the underlying shares of common stock in June 2011, and the exercise of stock options in July 2011; (iv) Marvin Fink did not timely file a Form 4 with respect to the exercise of stock options and the sale of the underlying shares of common stock in June 2011; and (v) Howard Hill did not timely file a Form 4 with respect to stock options granted to him in October and December 2010, respectively, and the exercise of stock options and sale of the underlying shares of common stock in June 2011.  Except as set forth above, to the Company’s knowledge, all officers, directors and greater than ten percent beneficial owners complied with the filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company for each person who served the Company’s Chief Executive Officer during the year, and to each executive officer, other than our Chief Executive Officer, who earned over $100,000 during the fiscal year ended October 31, 2011 (collectively, the “Named Executive Officers”).  No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate during the fiscal year, ended October 31, 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Chief Executive	2011	226,512	80,000	-	11,151	-	-	43,358	(1)	361,021
Officer and Director	2010	211,292	50,000	-	7,422	-	-	45,877		314,591

James S. Doss
President Chief Financial Officer	2011	140,619	-	-	31,755	-	-	17,102	(2)	189,475
	2010	111,624	25,000	-	29,524	-	-	10,972		177,120

(1)           Mr. Hill’s other compensation consisted of $26,181 of accrued vacation not taken in fiscal 2011 and $17,177 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)           Mr. Doss’s other compensation consisted of $3,932 of accrued vacation not taken in fiscal 2011 and $13,170 for vehicle costs.

(3)           The amounts in this column represent the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718 (Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (FAS 123R)). The assumptions we use in calculating these amounts are discussed in Note 7, “Stock options,” to the Consolidated Financial Statements.

2011 Option Grants

In fiscal 2011, we granted stock options to our Named Executive Officers under our 2010 Equity Incentive Plan as follows:

2011 Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards (# of Shares)	Exercise Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Option Awards ($)(2)
Howard F. Hill
Chief Executive Officer	12/10/10	4,000	3.14	3,995
	10/31/11	4,000	3.16	3,279
James Doss
President and Chief Financial Officer	12/10/10	4,000	3.14	3,995
	10/31/11	2,000	3.16	1,639

(1)           The exercise price of options awarded during fiscal 2011 was the closing sale price of a share of the Company’s common stock on the Nasdaq Global Market on the date of grant.

(2)           The grant date fair value of each equity award is computed in accordance with ASC 718.

Option awards granted under the 2010 Stock Incentive Plan during fiscal 2011 to employees of our company, including the named executive officers, have an exercise price equal to 100% of the fair market value of a share of our common stock on the date of grant. Each stock option vests and becomes exercisable as to 33.33% of the shares subject to the option on each of the first, second, and third anniversaries of the date of grant and has a five-year term. The vested portion of the options may be exercised while the participant is employed by us, and ordinarily for three months after employment ends (unless employment is terminated for cause). If a participant’s employment ends because of death or disability, the participant’s options will remain exercisable for one year after the date employment ends. In no case will an option be exercisable beyond the end of its original term. If a participant’s employment ends, the unvested portion of any outstanding option will terminate at the time the participant’s employment ends.  In the event of a sale, lease or other disposition of all or substantially all of the capital stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, the Board of Directors may replace outstanding options with replacement options relating to the stock of the surviving or acquiring corporation (or its parent), or with shares of the surviving or acquiring corporation (or its parent) with a fair market value equal to the aggregate spread of the options being replaced. If no such replacement is made, or in the event of our dissolution, liquidation or sale of substantially all of our assets, each option will be canceled at the time of the triggering event.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2011 by each of our named executive officers were issued under our 2000 Stock Option Plan and 2010 Stock Incentive Plan, except for options to purchase 215,204 shares that were granted to Mr. Hill in 1994 under his employment agreement. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2011:

Outstanding Equity Awards As Of October 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	370,408				0.05	___
Howard Hill	12,000				3.75	10/31/16
Howard Hill	4,000				3.78	10/31/17
Howard Hill	8,000				3.78	10/31/17
Howard Hill	5,334				2.25	10/31/13
Howard Hill	5,334		2,666	(1)	2.025	10/31/14
Howard Hill	4,000				2.245	01/21/15
Howard Hill	2,666		5,334	(2)	3.40	10/31/15
Howard Hill	4,000				3.14	12/10/15
Howard Hill			4,000	(3)	3.16	10/31/16
James Doss	32,832				3.78	10/31/17
James Doss	33,000				3.78	10/31/17
James Doss	2,666				2.25	10/31/13
James Doss	2,666		1,334	(4)	2.025	10/31/14
James Doss	23,310		140,000	(5)	2.025	10/31/19
James Doss	1,334		2,666	(6)	3.40	10/31/15
James Doss	4,000				3.14	12/10/15
James Doss			2,000	(7)	3.16	10/31/16

(1)         Vests annually in three installments following grant on October 31, 2009.
(2)         Vests annually in three installments following grant on October 31, 2010.
(3)         Vests annually in three installments following grant on October 31, 2011.
(4)         Vests annually in three installments following grant on October 31, 2009.
(5)         Vests as to 10,000 shares annually following grant on October 31, 2009.
(6)         Vests annually in three installments following grant on October 31, 2010.
(7)         Vests annually in three installments following grant on October 31, 2011.

During the fiscal year ended October 31, 2011, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements

Mr. Hill previously served as President and Chief Executive Officer of the Company, pursuant to an employment agreement that expired on June 20, 2011.  Effective July 5, 2011, Mr. Hill resigned as President of the Company (but remained the Chief Executive Officer) and James Doss, the Company’s Chief Financial Officer and Corporate Secretary, was appointed as the Company’s President.  On August 22, 2011 the Company entered into employment agreements with each of Mr. Hill and Mr. Doss to evidence their new employment arrangements.

Howard Hill.  On August 22, 2011, the Company entered into a new employment agreement with Howard F. Hill, pursuant to which Mr. Hill will continue to serve as the Company’s Chief Executive Officer through July 31, 2013 (the “Term”), subject to earlier termination as provided in the employment agreement.  Under the employment agreement, Mr. Hill is entitled to receive an annual salary of $240,000.  Mr. Hill also is entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company, to the life insurance policy and disability insurance policy that the Company currently maintains for Mr. Hill, and to six weeks of paid vacation per year.  Additionally, Mr. Hill is entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates Mr. Hill’s employment without “cause” (as defined in the employment agreement), the Company has agreed to pay Mr. Hill upon termination an amount equal to the greater of (x) the salary that would have been paid to Mr. Hill during the balance of the Term, or (y) 12 month’s salary (in each case, based on Mr. Hill’s monthly salary at the time of such termination); (ii) if Mr. Hill terminates his employment for Good Reason (as defined in the employment agreement), Mr. Hill is entitled to severance compensation in the form of continuation of base salary and existing medical and dental insurance for 24 months following termination of employment; and (iii) within 120 days after a Change of Control (as defined in the employment agreement), Mr. Hill will have the right to terminate his employment, and to receive a cash payment in an amount equal to the greater of (x) the salary that would have been paid to Mr. Hill during the balance of the Term, or (y) 12 month’s salary (in each case, based on Mr. Hill’s monthly salary at the time of such termination).

James Doss.  On August 22, 2011, the Company also entered into an employment agreement with James Doss, pursuant to which Mr. Doss will serve as the Company’s President and as Chief Financial Officer through July 31, 2012. Under the employment agreement, Mr. Doss is entitled to receive an annual salary of $168,000. Mr. Doss also is entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company, to the life insurance policy and disability insurance policy that the Company currently maintains for Mr. Doss, and to three weeks of paid vacation per year.  Additionally, Mr. Doss is entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates Mr. Doss’ employment without “cause” (as defined in the employment agreement), the Company has agreed to pay Mr. Doss upon termination an amount equal to the salary that would have been paid to Mr. Doss during the balance of the Term, and his unvested stock options will fully vest;  and (ii) if a Change of Control (as defined in the employment agreement) occurs and Mr. Doss’ employment under the employment agreement is thereafter terminated, he is entitled to receive a cash payment in an amount equal to 12 month’s salary (based on Mr. Doss’ monthly salary at the time of such termination), and his unvested stock options will fully vest.

Darren Clark.  On June 15, 2011, the Company also entered into an employment agreement with Darren Clark, pursuant to which Darren Clark will serve as Cables Unlimited's Chief Executive Officer through June 15, 2013, subject to earlier termination as provided in the Employment Agreement. Under the Employment Agreement, Mr. Clark is entitled to an annual salary of $150,000. Additionally, Mr. Clark is eligible to participate, to the extent that he is eligible under the terms and conditions thereof, in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company and that may be in effect from time to time during the period of Mr. Clark's employment under the Employment Agreement.

Compensation of Directors

The Company compensates its directors with an annual grant of options to purchase 2,000 shares of common stock.  The Chairman of the Board, currently Mr. Fink, receives an annual grant of an additional 2,000 shares as compensation for his service as the Chairman.  All of the options granted to Directors for fiscal year ended October 31, 2011 were granted on December 10, 2010.  The options granted to the directors vested immediately upon grant and had an exercise price of $3.14 per share, which was the closing stock price on December 10, 2010. Also, the Company extended the exercise period for two of its former board members for their outstanding grants as of September 6, 2011, which was the date of their departure from the Board of Directors.  Directors are also eligible for reimbursement of expenses incurred in connection with attendance at Board meetings and Board committee meetings.

New directors receive a one-time initial grant of options to purchase 15,000 shares on the date that the new director joins the Board.  Darren Clark was entitled to receive, and on December 22, 2011 did receive, options to purchase 15,000 shares at an exercise price of $3.69 per share.

In addition to the foregoing grant of options, each non-employee member of the Board of Directors receives an annual cash payment of $5,000, and the Chairman of the Board receives an additional annual cash payment of $5,000.  Notwithstanding the standard compensation arrangements, the Company has implemented a different arrangement with Mr. Sandberg and Mr. Waterfield, two independent directors who joined the Board on September 6, 2011.  In connection with his appointment to the Board, Mr. Sandberg voluntarily agreed to forgo director’s fees as follows: (i) with respect to serving on the Board of Directors generally, Mr. Sandberg agreed to forgo any fees (other than travel and other reasonable reimbursement) for the first year of service, and (ii) with respect to acting as Chairman of the Strategic Committee, he agreed to indefinitely forgo any additional compensation he may be entitled to as a result of such chairmanship (other than travel and other reasonable reimbursement).  The Company and Mr. Waterfield agreed to the following compensation arrangements:  (i) Mr. Waterfield shall receive an annual fee of $15,000 for serving as a director on the Board, (ii) an annual fee of $3,000 for each committee of the Board on which he serves as the Chairman, and (iii) a fee of $500 for each Board meeting Mr. Waterfield attends in person, and a fee of $250 for each telephonic meeting that Mr. Waterfield attends.  However, Mr. Waterfield’s total annual cash compensation shall not exceed $25,000.  The Board may, but shall not be obligated to grant Mr. Waterfield options to purchase shares of Common Stock as part of his Board compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 27, 2012 for (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 27, 2012, there were 6,942,816 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	491,242	(2)	6.7%

James Doss 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	102,308	(3)	1.5%

David Sandberg 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	624,510	(4)	9.0%

Randall Waterfield 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	41,534		0.6%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	52,000	(5)	0.7%

William Reynolds 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	60,705	(6)	0.9%

Darren Clark 3 Old Dock Road, Yaphank, NY 11980	777,738	(7)	11.2%

All Directors and Officers as a Group (7 Persons)	2,150,037	(8)	30.6%

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860		13.0%

Red Oak Partners, LLC 654 Broadway, Suite 5, New York, New York 10012	624,510	(9)	9.0%

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 415,742 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 99,808 shares that Mr. Doss has the right to acquire upon exercise of options exercisable within 60 days.

(4)
Represents shares owned by Red Oak Partners, LLC, a New York limited liability company, The Red Oak Fund, LP, a Delaware limited partnership, and Pinnacle Fund LLLP, a Colorado limited liability limited partnership.  Red Oak Partners, LLC is the general partner of The Red Oak Fund, LP and a managing member of Pinnacle Fund LLLP.  David Sandberg, is the controlling member of Red Oak Partners, LLC.

(5)	Includes 20,000 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 44,000 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 15,000 shares, which Mr. Clark has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 579,550 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(9)	Information is based on a report on Schedule 13G (Amendment No. 2) filed on July 7, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President at that time and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment.  As of October 31, 2011, the principal balance still outstanding on the loan was $66,980. Mr. Hill pays interest on the loan annually. The note is collateralized by personal property owned by Mr. Hill.

Mr. Jacobs, a former director of the Company, is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2011 and October 31, 2010, the Company paid the firm $52,683 and $52,783, respectively, for services rendered.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc., for $5,600,000.  The purchase price was paid one-half in cash and one-half in shares of unregistered common stock of the Company.  At the closing on June 15, 2011, the Company issued to Mr. Clark 762,738 shares of the Company’s common stock (the number of shares is equal to $2,800,000 divided by the volume weighted average price of the Company’s common stock for the five trading days prior to the date on which the transaction was first publicly disclosed), and $2,800,000 in cash.  Of the cash amount, $2,550,000 was paid to Mr. Clark at the closing, and $250,000 was deposited into an escrow account with a New York bank, to be held in escrow for up to one year following the closing as security for Mr. Clark’s indemnification obligations under the acquisition agreement.  Prior to the purchase, Darren Clark was not affiliated with the Company.  In connection with the acquisition, Mr. Clark was appointed to the Company’s Board of Directors.

After Cables Unlimited became the Company’s wholly-owned subsidiary, the Company entered into a five-year lease for the New York facilities from which Cables Unlimited conducts its operations.   Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment.  The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by J.H. Cohn LLP for professional services rendered related to the fiscal years ended October 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$161,000	$146,000
Audit-Related Fees	189,000	-
Total Fees	$350,000	$146,000

Audit Fees .  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by J.H. Cohn LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees .  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amendment to Articles of Incorporation

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007(7)
10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated August 22, 2011, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle Americank LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York

10.8	Form of 2010 Stock Incentive Plan (10)

10.9	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.10	Amendment of 2000 Stock Incentive Plan (11)

14.1	Code of Ethics (5)

23.1	Consent of Independent Registered Public Accounting Firm J.H. Cohn LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Press release issued January 27, 2012 announcing the financial results for fiscal year ended October 31, 2011

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

RF INDUSTRIES, LTD. AND SUBSIDIARY

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
October 31, 2011 and 2010	F-3 & F-4

Consolidated Statements of Income
Years Ended October 31, 2011 and 2010	F-5

Consolidated Statements of Stockholders’ Equity
Years Ended October 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows
Years Ended October 31, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8-F-22

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiary as of October 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. and Subsidiary as of October 31, 2011 and 2010, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

San Diego, California
January 27, 2012

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents ($420,663 for settlement of VIE obligations)	$1,760,816	$4,728,884
Restricted cash (all related to VIE)	66,926	-
Certificates of deposit	4,094,724	4,577,570
Trade accounts receivable, net of allowance for doubtful accounts of $102,736 and $75,734 ($809,120 for settlement of VIE obligations)	2,605,965	2,557,822
Inventories ($487,687 for settlement of VIE obligations)	6,189,601	4,607,843
Other current assets ($33,263 for settlement of VIE obligations)	511,832	448,187
Prepaid income taxes	572,642	-
Deferred tax assets ($42,100 for settlement of VIE obligations)	610,700	613,100
Total current assets	16,413,206	17,533,406

Equipment and furnishings:
Land and building ($1,548,100 of collateral for VIE obligations)	1,548,100	-
Equipment and tooling ($305,399 for settlement of VIE obligations)	2,938,388	2,434,176
Furniture and office equipment ($16,150 for settlement of VIE obligations)	575,586	508,221
	5,062,074	2,942,397
Less accumulated depreciation	2,619,336	2,412,070
Total equipment and furnishings	2,442,738	530,327

Goodwill	3,076,023	-
Amortizable intangible assets, net	1,866,171	-
Non-amortizable intangible assets	410,000	-
Note receivable from stockholder	66,980	66,980
Long-term investments in certificates of deposit	-	946,491
Other assets ($70,668 for settlement of VIE obligations)	102,828	32,159

Total assets	$24,377,946	$19,109,363

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521,174	$537,850
Accrued expenses	1,579,445	1,217,454
Mortgages payable ($1,394,230 recourse limited to VIE creditors)	1,394,230	-
Income taxes payable	-	123,909
Total current liabilities	3,494,849	1,879,213

Deferred tax liabilities	1,072,202	18,800
Other long-term liabilities	132,867	297,390
Total liabilities	4,699,918	2,195,403

Commitments and contingencies

Stockholders' equity:
Common stock - authorized 200,000,000 shares at $.01 par value; 7,110,507 and 5,861,764 shares issued and outstanding	71,105	58,618
Additional paid-in capital	11,382,605	6,996,656
Retained earnings	8,010,701	9,858,686
Total RF Industries, Ltd. and Subsidiary	19,464,411	16,913,960
Noncontrolling interest	213,617	-
Total equity	19,678,028	16,913,960
Total liabilities and stockholders’ equity	$24,377,946	$19,109,363

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

Net sales	$19,433,503	$16,322,178
Cost of sales	10,097,130	8,158,798

Gross profit	9,336,373	8,163,380

Operating expenses:
Engineering	1,246,758	887,865
Selling and general	6,953,510	5,133,967
Goodwill impairment	-	137,328
Totals	8,200,268	6,159,160

Operating income	1,136,105	2,004,220

Other income/(expense)
Interest income	44,542	86,614
Interest expense	(28,804)	-
Other income, net	15,738	86,614

Income before provision for income taxes	1,151,843	2,090,834

Provision for income taxes	378,832	870,587

Consolidated net income	773,011	1,220,247

Net loss attributable to noncontrolling interest	(2,727)	-

Net income attributable to RF Industries, Ltd. and Subsidiary	$775,738	$1,220,247

Earnings per share:
Basic	$.12	$.21

Diluted	$.11	$.19

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED OCTOBER 31, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total RF Industries, Ltd and Subsidiary	Noncontrolling Interest	Total Equity
Balance, November 1, 2009	5,696,626	$56,966	$6,473,964	$8,722,552	$15,253,482	$-	$15,253,482

Net income	-	-	-	1,220,247	1,220,247	-	1,220,247

Stock based compensation expense	-	-	231,000	-	231,000	-	231,000

Stock issuance related to contingent liability	5,230	52	9,949	-	10,001	-	10,001

Exercise of stock options	159,908	1,600	203,508	-	205,108	-	205,108

Excess tax benefit from exercise of stock options	-	-	78,235	-	78,235	-	78,235

Dividends	-	-	-	(84,113)	(84,113)	-	(84,113)

Balance, October 31, 2010	5,861,764	58,618	6,996,656	9,858,686	16,913,960	-	16,913,960

Net income	-	-	-	775,738	775,738	(2,727)	773,011

Stock based compensation expense	-	-	312,311	-	312,311	-	312,311

Stock issuance for acquisition of business	762,738	7,627	2,792,373	-	2,800,000	-	2,800,000

Exercise of stock options	517,817	5,178	976,575	-	981,753		981,753

Excess tax benefit from exercise of stock options	-	-	312,325	-	312,325	-	312,325

Consolidation of VIE	-	-	-	-	-	216,344	216,344

Treasury stock purchased and retired	(31,812)	(318)	(7,635)	(94,752)	(102,705)	-	(102,705)

Dividends	-	-	-	(2,528,971)	(2,528,971)	-	(2,528,971)

Balance, October 31, 2011	7,110,507	$71,105	$11,382,605	$8,010,701	$19,464,411	$213,617	$19,678,028

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010
Operating activities:
Net income	$773,011	$1,220,247
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	15,626	15,279
Depreciation and amortization	391,633	214,266
Goodwill impairment	-	137,328
Inventory write-downs	92,675	247,539
Deferred income taxes	16,940	(166,600)
Stock based compensation expense	312,311	231,000
Excess tax benefit from stock based compensation	(312,325)	(78,235)
Changes in operating assets and liabilities:
Restricted cash	(4,451)	-
Trade accounts receivable	750,531	(309,835)
Inventories	(1,228,728)	129,539
Income taxes prepaid (payable)	(384,226)	127,010
Other current assets	(43,432)	(107,825)
Other long-term assets	-	(882)
Accounts payable	(302,843)	312,876
Accrued expenses	210,645	554,590
Other long-term liabilities	(164,523)	(23,641)
Net cash provided by operating activities	122,844	2,502,656

Investing activities:
Acquisition of business (Cables Unlimited)	(2,800,000)	-
Purchase of certificates of deposit	(4,647,540)	(5,014,406)
Maturity of certificates of deposit	6,076,877	5,967,327
Capital expenditures	(368,205)	(151,850)
Net cash provided by (used in) investing activities	(1,738,868)	801,071

Financing activities:
Proceeds from exercise of stock options	981,753	205,108
Purchases of treasury stock	(102,705)	-
Excess tax benefit from stock based compensation	312,325	78,235
Principal payments on mortgages payable	(14,446)	-
Dividends paid	(2,528,971)	(84,113)
Net cash provided by (used in) financing activities	(1,352,044)	199,230

Net increase (decrease) in cash and cash equivalents	(2,968,068)	3,502,957

Cash and cash equivalents at beginning of year	4,728,884	1,225,927

Cash and cash equivalents at end of year	$1,760,816	$4,728,884

Supplemental cash flow information
Income taxes paid	$925,000	$928,000
Interest paid	$28,804	$-
Noncash investing and financing activities:
Retirement of treasury stock	$102,705	$-
Stock issuance related to contingent liability	$-	$10,001
Stock issuance for acquisition of business (Cables Unlimited)	$2,800,000	$-

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

The Company’s business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. The Company currently conducts its operations through seven related business divisions: (i) RF Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connectors and cable assemblies used primarily in radio and other professional communications applications; (ii) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors and connector assemblies for aerospace, original electronics manufacturers and military electronics applications; (iii) Oddcables.com Division is engaged in sales of microwave and radio frequency connectors and cable assemblies to end users in multi-media, radio and other communications applications; (iv) Bioconnect Division is engaged in the design, manufacture and sales of cable interconnects for medical monitoring applications; (v) Neulink Division is engaged in the design, manufacture and sales of radio links for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; (vi) RadioMobile Division is engaged as an OEM provider of end-to-end mobile management solutions implemented over wireless networks. RadioMobile Division operates as a separate division and supplements the operations of the Company’s Neulink division; and (vii) the Cables Unlimited Division manufactures custom and standard cable assemblies, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment and is a Corning Cables Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (see Note 11).

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd. and Cables Unlimited, Inc. (“Cables Unlimited”) and its variable interest entity (“VIE”) K&K Unlimited LLC (“K&K”). All intercompany balances and transactions have been eliminated in consolidation. See Note 11 for a discussion of the Cables Unlimited acquisition, which occurred June 15, 2011.

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

Property and equipment

Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 7 years) using the straight-line method. The VIE’s building is recorded at cost and depreciated over its estimated useful life (39 years) using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

Deferred financing costs

Included in other assets are deferred financing costs of $70,668 incurred by K&K and related to the financing of its building acquisition. Such costs are amortized over the term of the related debt or 20 years.  Amortization expense totaled $1,307 during the year ended October 31, 2011.

Goodwill

The Company reviews its goodwill for impairment annually at the reporting unit level. The Company also analyzes whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in the Company’s share price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of the Company’s long-lived assets, and/or slower growth rates, among others.

The Company estimates the fair value of its reporting units using discounted expected future cash flows. If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of the Company’s reporting units exceeds their fair value,   a second test is performed to measure the amount of impairment loss, if any.

 On June 15, 2011 the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of October 31, 2011, the goodwill balance related solely to the Cables Unlimited division. As of October 31, 2011, management noted no negative trends since the acquisition date that would necessitate a further review and test of impairment of goodwill.

The Company performed a valuation analysis in the third quarter of fiscal 2010, utilizing an income approach in the Company’s goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the Company’s reporting units:

•
Income Approach: To determine each reporting unit’s estimated fair value, the Company discounts the expected cash flows of its reporting units. The Company estimate its future cash flows after considering current economic conditions and trends; estimated future operating results, growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the Company’s operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of the Company’s model, the Company uses a terminal value approach. Under this approach, the Company uses estimated operating income before depreciation and amortization in the final year of the Company’s model, adjusted  to estimate a normalized cash flow, and then apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine a terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.

Due to the ongoing negative effects of the global recession and related triggers (due to Aviel division not meeting its revenue forecasts), during the third quarter of 2010, the Company performed an impairment analysis of the Aviel goodwill balance. The sales generated by this division were significantly lower than expected and the forecasted improvements from prior periods did not occur.  As such, triggers were evident at this division in the third quarter of 2010. Prior to management’s analysis, the Company had a total of $137,328 of goodwill residual from the acquisition of the Aviel division. As a result of its analysis, management recorded a goodwill impairment charge of $137,328 for the third quarter of fiscal 2010. No goodwill impairment occurred in 2011; all remaining goodwill at October 31, 2011 relates to the acquisition of Cables Unlimited in June 2011.

Variable interest entity

Management analyzes if the Company has any variable interests in variable interest entities (“VIE”).  This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review.  Accounting principles generally accepted in the United States of America require a reporting entity to consolidate a VIE when the reporting entity has a variable interest that provides it with a controlling financial interest in the VIE.  The entity that consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 12 for further discussion.

The changes in the carrying amounts of segment goodwill for fiscal 2011 and 2010 are as follows:

	RF Connectors
	And Cable Assembly	Cables Unlimited	Total
Balance at November 1, 2009	$137,328	$-	$137,328

Impairment Charge	(137,328)	-	(137,328)

Balance at October 31, 2010	-	-	-

Acquisition of Cables Unlimited	-	3,076,023	3,076,023

Balance at October 31, 2011	$-	$3,076,023	$3,076,023

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

Intangible assets

October 31, 2011
Intangible assets
Non-compete agreements (estimated life 5 years)	$200,000
Accumulated amortization	(15,000)
185,000

Customer relationships (estimated life 9.6 years)	1 ,730,000
Accumulated amortization	(67,579)
1,662,421

Backlog (estimated life 6 months)	75,000
Accumulated amortization	(56,250)
18,750
Total	$1,866,171
Non-amortizable intangible assets
Trademarks	$410,000

Estimated amortization expense related to finite lived intangible assets are as follows:

Year ending October 31,	Amount

2012	$238,958
2013	220,208
2014	220,208
2015	220,208
2016	205,208
Thereafter	761,381
Total	$1,866,171

Amortization of amortizable intangible assets is provided over their estimated useful lives on a straight-line basis. In fiscal 2011, the Company retired $81,000 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization for this amount.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $244,000 and $215,000 in 2011 and 2010, respectively.

Research and development

The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $622,000 and $422,000 in 2011 and 2010, respectively.

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

The Company’s VIE, K&K, is a single member LLC and this is treated as a disregarded entity for Federal and state income tax purposes. The stockholders report their respective shares of the net taxable income or loss on their personal tax returns.

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

For the fiscal years ended October 31, 2011and 2010, charges related to stock based compensation amounted to approximately $312,000 and $231,000, respectively.  For the fiscal years ended October 31, 2011 and 2010, stock based compensation classified in cost of sales amounted to $61,000 and $33,000 and stock based compensation classified in selling, general and engineering expense amounted to $251,000 and $198,000 respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2011 and 2010, that were not included in the computation because they were anti-dilutive, totaled 590,968 and 443,748, respectively.

The following table summarizes the calculation of basic and diluted earnings per share:

	2011	2010
Numerators:
Consolidated net income (A)	$773,011	$1,220,247

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	6,382,845	5,719,606
Add effects of potentially dilutive securities - assumed exercise of stock options	909,003	766,004

Weighted average shares for diluted earnings per share (C)	7,291,848	6,485,610

Basic net earnings per share (A)÷(B)	$0.12	$0.21

Diluted net earnings per share (A)÷(C)	$0.11	$0.19

Recent accounting standards

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The new disclosures required by ASU 2010–28 is effective for the Company for periods beginning November 1, 2011. The adoption of ASU 2010 - 28 is not expected to have a material effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010 - 29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new disclosures required by ASU 2010–29 are effective for the Company for periods beginning November 1, 2011. The adoption of ASU 2010–29 is not expected to have a material effect on our consolidated financial statements.

Note 2 - Concentration of credit risk and sales to major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2011, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $213,000.

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

Sales to one customer represented 17% and 20% of total sales, and 14% and 22% of total accounts receivable in 2011 and 2010, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 3 - Inventories and major vendors

Inventories consist of the following as of October 31:

	2011	2010

Raw materials and supplies	$2,023,108	$1,405,443
Work in process	5,425	15,425
Finished goods	4,309,914	3,348,944
Less inventory reserve	(148,846)	(161,969)

Totals	$6,189,601	$4,607,843

Purchases of connector products from two major vendors represented 22% and 13% of total inventory purchases in 2011, while purchases of connector products from three major vendors represented 23%, 18%, and 14% of total inventory purchases in 2010. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Commitments

The Company leases its facilities in San Diego, California, Yaphank, New York and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in March 2009 extending the term of the lease and again in September 2009 adding additional square feet. The amended lease expires in March 2014 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents, included in accrued expenses and other long-term liabilities, were $81,000 as of October 31, 2011 and $98,000 as of October 31, 2010. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Oddcables.com division operations include a warehouse and retail space. During fiscal 2010, the Aviel division was leasing two facilities in Las Vegas, the first of which was a three year lease, which expired in March 2010 and was not renewed as the division moved into its present facility. The second lease was entered into and commenced in September 2009 and expires in March 2015. The Cables Unlimited division leases its facility from the Company’s VIE K&K, which expires June 2016. The Company also leases certain automobiles under operating leases which expire at various dates through June 2015.

Rent expense under all operating leases totaled approximately $508,000 and $465,000 in 2011 and 2010, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2011 are as follows:

Year Ending October 31,	Amount

2012	$604,000
2013	599,000
2014	355,000
2015	176,000
2016	102,000
Total	$1,836,000

The Company has employment agreements with the President and Chief Financial Officer and the Chief Executive Officer, which commenced on August 22, 2011 and August 1, 2011, respectively, and end on July 31, 2012 and July 31, 2013, respectively. The aggregate amount of compensation to be provided over the remaining term of these employment agreements amounted to approximately $608,000 at October 31, 2011. The Company also has an employment agreement with the Chief Executive Officer of its Cables Unlimited Division, which commenced on June 15, 2011, and ends on June 15, 2013. The aggregate amount of compensation to be provided over the remaining term of the employment agreement amounted to approximately $258,000 at October 31, 2011.

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

The RF Connector and Cable Assembly segment is comprised of three divisions, the Cables Unlimited segment and the Medical Cabling and Interconnector segment are each comprised of one division, while the RF Wireless segment is comprised of two divisions.  The four divisions that meet the quantitative thresholds for segment reporting are Connector & Cable Assembly, Cables Unlimited, Bioconnect and RF Neulink. Each of the other divisions aggregated into these segments have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector & Cable Assembly, Aviel, and Oddcables.com divisions into the RF Connector and Cable Assembly segment, while the Cables Unlimited division constitutes the Cables Unlimited segment. The Bioconnect Division makes up the Medical Cabling and Interconnector segment, and the RF Neulink and RadioMobile divisions make up the RF Wireless segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2011 and 2010:

	2011	2010

United States	$17,330,928	$14,504,628
Foreign countries:
Canada	1,117,660	524,878
Israel	386,426	696,022
Mexico	388,191	429,718
All other	210,298	166,932

Totals	$19,433,503	$16,322,178

Net sales, income before provision for income taxes and other related segment information as of October 31, 2011 and 2010, and for the years then ended follows:

2011	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$13,867,770	$2,643,552	$2,153,639	$768,542	$-	$19,433,503
Income (loss) before provision for income taxes	1,317,319	21,757	438,839	(669,383)	43,311	1,151,843
Depreciation and amortization	177,329	179,607	32,811	1,886		391,633
Total assets	5,280,427	7,614,660	585,557	503,890	10,393,412	24,377,946
Additions to equipment and furnishings	272,606	18,549	77,050	-	-	368,205

2010
Net sales	$14,094,158	$-	$1,724,819	$503,201	$-	$16,322,178
Income (loss) before provision for income taxes	2,606,201	-	306,161	(908,142)	86,614	2,090,834
Depreciation, amortization and impairment	164,055	-	23,315	26,896	-	214,266
Total assets	4,204,819	-	316,149	617,202	13,971,193	19,109,363
Additions to equipment and furnishings	115,839	-	32,549	3,462	-	151,850

Note 6 - Income taxes

The provision for income taxes consists of the following:

	2011	2010
Current:
Federal	$318,148	$825,965
State	43,744	211,222
	361,892	1,037,187
Deferred:
Federal	24,540	(135,300)
State	(7,600)	(31,300)
	16,940	(166,600)

Totals	$378,832	$870,587

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for  income taxes as follows:

	2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at Federal statutory rate	$392,500	34.1%	$710,100	34.0%
State tax provision, net of Federal tax benefit	23,855	2.1	118,748	5.7
Nondeductible differences:
ISO stock options, net	16,297	1.4	38,000	1.8
Business acquisition costs	131,504	11.4	-	-
Uncertain tax positions	(116,284)	(10.1)	-	-
R&D credit	(86,166)	(7.5)	-	-

Other	17,126	1.5	3,739	0.1
Provision for income taxes	$378,832	32.9%	$870,587	41.6%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2011 and 2010 are as follows:

	2011	2010
Current Assets:
Allowance for doubtful accounts	$40,000	$30,200
Inventory obsolescence	58,600	64,500
Accrued vacation	114,100	105,500
State income taxes	19,700	71,800
Stock based compensation awards	209,600	200,300
Section 263A costs	132,800	97,600
Other	35,900	43,200
Total current assets	610,700	613,100

Long-Term Assets:
Amortization / intangible assets	-	131,600

Long-Term Liabilities:
Amortization / intangible assets	(763,700)	-
Depreciation / equipment and furnishings	(308,500)	(150,400)

Net deferred tax assets (liabilities)	$(461,500)	$594,300

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at November 1, 2009	$241,344
Lapse of statute of limitations- tax positions in prior period	(194,921)
Gross increase – tax positions in current period	169,748
Balance at October 31, 2010	216,171
Lapse of statute of limitations - tax positions in prior period	(136,948)
Balance at October 31, 2011	$79,223

            The Company’s total gross liability for unrecognized tax benefits at October 31, 2011 was $79,223, including $18,947 of interest and penalties. At November 1, 2010 the Company’s total gross liability for unrecognized tax benefits was $216,171, including $52,415 of interest and penalties. During the year ended October 31, 2010, a net increase of $7,350 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the Consolidated Statements of Income.

The Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next 12 months. During the year ended October 31, 2011, a reduction of $31,310 of interest and penalties as a result of a revaluation of prior year balances was recorded as a component of income tax expense in the statement of income. As of October 31, 2011, $21,106 of accrued interest and penalties are included in other long-term liabilities in the balance sheet. As of October 31, 2010, $52,415 of accrued interest and penalties were included in other long-term liabilities in the balance sheet.
The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2007 through October 31, 2011 remain subject to examinations.

Note 7 - Stock options

Incentive and non-qualified stock option plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company was authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increased on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Subsequently, the Board of Directors and Stockholders approved several increases in the authorized number of options to the 2000 Option Plan. The 2000 Option Plan expired in May of 2010. At time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors.  Accordingly, as of October 31, 2011, there were no shares of common stock authorized by the Company to be issued under the 2000 Option Plan. However, there were options for 955,396 shares that had been granted under the 2000 Plan, of which 772,572 were still outstanding and available for exercise. Under the 2000 Option Plan, the Company was authorized to grant both incentive stock options and non-qualified stock options. Incentive and non-qualified stock options under the 2000 Option Plan were granted at an exercise price no less than the fair value of the common stock on the date of grant.

On March 9, 2010, our Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”).  In June 2010, our stockholders approved the 2010 Plan by vote as required by the NASDAQ Capital Market listing standards.  Accordingly, the Company may now make awards under the 2010 Plan as described below. The Board adopted the 2010 Plan because the Company’s prior stock option plan, the 2000 Option Plan that was adopted in May 2000, expired on May 5, 2010. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. As of October 31, 2011, 640,583 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010

Expected volatility	35.9%-55.8%	50.9%-57.7%
Weighted-average volatility	52.7%	52.1%
Expected dividends	1.9%-6.3%	1.7%
Expected term (in years)	2.5-3.5	2.5-3.5
Risk-free interest rate	0.7%-1.2%	0.5%-1.4%
Weighted average fair market value of options granted during the year	$0.89	$1.07
Weighted average fair market value of options vested during the year	$0.94	$0.89

Expected volatilities are based on historical volatility of the Company’s stock. During fiscal 2011, the Company granted options for the purchase of 31,000 shares that vested immediately with an option life of five years, and options for the purchase of 147,009 shares with a vesting period of three years and an option life of five years. Since the Company has little historical experience in determining the expected life of these new option terms, the Company used the simplified method to calculate the expected life of these option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield. The Company estimates forfeiture rates based upon historical exercise behavior.

Additional information regarding all of the Company's outstanding stock options at October 31, 2011 and 2010 and changes in outstanding stock options in 2011 and 2010 follows:

	2011		2010
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	2,454,952	$2.00	2,486,612	$1.87
Options granted	178,009	3.24	184,908	3.20
Options exercised	(517,817)	1.90	(159,908)	1.29
Options forfeited	(15,472)	2.70	(56,660)	2.20

Options outstanding at end of year	2,099,672	$2.13	2,454,952	$2.00

Options exercisable at end of year	1,599,095	$2.00

Options vested and expected to vest at end of year	2,070,866	$2.02

Option price range at end of year	$0.05 - $3.78		$0.05 - $3.78

Aggregate intrinsic value of options exercised during year:	$693,490		$338,580

Included in the options outstanding are 907,724 in 2011 and 1,054,408 in 2010 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Weighted average remaining contractual life of options outstanding at October 31, 2011: 4.44 years.

Weighted average remaining contractual life of options exercisable at October 31, 2011: 4.25 years.

Weighted average remaining contractual life of options vested and expected to vest at October 31, 2011: 4.38 years.

Aggregate intrinsic value of options outstanding at October 31, 2011: $2,447,115

Aggregate intrinsic value of options exercisable at October 31, 2011: $2,101,218

Aggregate intrinsic value of options vested and expected to vest at October 31, 2011: $2,413,542

As of October 31, 2011, $410,935 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 4.21 years.

Note 8 - Retirement plan

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize discretionary contributions by the Company. The Company did not make contributions to the plan in 2011or 2010.

Note 9 - Related party transactions

The note receivable from stockholder of $66,980 at October 31, 2011 and 2010 is due from the Chief Executive Officer of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the President.

A former director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2011 and 2010, the Company paid the firm $52,684 and $52,783, respectively, for services rendered by that firm.

Note 10- Legal proceedings

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its financial position or results of operations.

 Note 11- Business acquisition

On June 15, 2011, RF Industries, Ltd. completed its acquisition of Cables Unlimited. Cables Unlimited is an established fiber optic custom cable manufacturer based in Yaphank, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment.

All of Cables Unlimited’s assets are located in the United States. There were no earnouts or contingent considerations included in the acquisition agreement.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. Cables Unlimited is an established fiber optic custom cable manufacturer based in Yaphank, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment. These products supplement and enhance the existing markets of RF Industries as well as tap into new fiber optic cable markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Cables Unlimited. The capital and other resources required to enter the fiber optic market would have greatly exceeded the purchase price of $5.6 million. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Cables Unlimited’s net identifiable assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segment and reporting unit Cables Unlimited as part of the purchase price allocation. We do not expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 6 months to 9.6 years. The purchase price allocation of fiscal 2011 was finalized in the fourth quarter.

   The following table summarizes the components of the purchase price at fair value:

Cash consideration paid	$2,800,000
RF Industries, Ltd. common shares issued, (762,738 shares)	2,800,000
Total consideration	$5,600,000

   The following table summarizes the allocation of the purchase price at fair value:

Other assets	$6,000
Accounts receivable	814,000
Inventories	442,000
Property, plant and equipment	313,000
Intangible assets	2,415,000
Goodwill (all non-deductible for tax purposes)	3,076,000
Interest bearing liabilities	(7,000)
Non-interest bearing liabilities	(423,000)
Deferred tax liabilities	(1,036,000)
Net assets	$5,600,000

The results of Cables Unlimited operations subsequent to June 15, 2011 have been included in the Company’s consolidated results of operations. For the year ended October, 2011, Cables Unlimited contributed approximately $2,644,000 of revenue.

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

Pro forma financial information is presented in the following table:

	(Unaudited)
	Year ended October
	2011	2010

Revenue	$23,007,486	$22,168,702
Net income	$775,618	$1,283,258

Earnings per share
Basic	$.12	$.22
Diluted	$.11	$.20

Note 12- Variable interest entity

K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it has the power to direct the activities of K&K that most significantly impact its economic performance and provides significant financial support through a lease agreement between Cables Unlimited and K&K. In addition, Cables Unlimited is guarantor of K&K’s mortgage note payable to Teacher’s Federal Credit Union (“TFCU”) and Small Business Administration (“SBA”)

As of October 31, 2011 and for the 12 months then ended, K&K had assets of $1,627,346 ($66,926 in cash, $12,827 in other current assets, $1,476,925 in land and building, net and $70,668 in other assets), liabilities of $1,413,730, revenues of $58,500 and expenses of $61,464. Included in total consolidated assets are assets totaling $1,548,100 that represent collateral for these obligations.

Note 13- Dividends declaration

The Company paid dividends of $0.015, $0.02, $0.025, $0.05, and $0.25 per share for a total of $2,528,971 during the fiscal year ended October 31, 2011. The Company paid dividends of $0.015 per share for a total of $84,113 during the fiscal year ended October 31, 2010.

Note 14- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following as of October 31:

	2011	2010

Wages payable	$932,398	$834,188
Accrued receipts	556,678	318,490
Other current liabilities	90,369	64,776

Totals	$1,579,445	$1,217,454

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following as of October 31:

	2011	2010

Tax related liabilities	$79,222	$216,171
Deferred lease liabilities	53,645	81,219
Totals	$132,867	$297,390

 See Note 6 for discussion of the tax-related liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 15- Mortgages payable

In January 2010, K&K acquired land and a building for $1,525,000.  The purchase was financed through mortgage notes payable as follows:

•
Mortgage payable with TFCU in the amount of $800,000. The loan bears interest at a rate per annum of 6.625% with minimum monthly payments due of principal and interest of $5,490 commencing March 1, 2010 through February 2020. The agreement includes a financial covenant which requires K&K to maintain a minimum debt service coverage ratio.  The note is guaranteed by Cables Unlimited and collateralized by K&K’s real property. In November 2011, TFCU released Cables Unlimited as a guarantor on the mortgage.  In addition, the mortgage was paid in full through a refinancing in January 2012.  The outstanding balance of $777,155 has been classified as current in the consolidated balance sheets at October 31, 2011.

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

•
In September 2010, K&K entered into a mortgage payable with the Small Business Administration (“SBA”) in the amount of $643,000. The loan bears interest at a rate per annum of 4.605% with minimum monthly payments due of principal and interest of $4,236 commencing October 1, 2010 through September 2030. The note is guaranteed by Cables Unlimited and the former owner of Cables Unlimited and is collateralized by K&K’s real property.  The note includes two provisions that require the prior written consent of the SBA for significant changes in ownership structure and/or the sale of property or assets not in the ordinary course of business.  The former shareholder of Cables Unlimited did not obtain prior written consent prior to selling 100% of his interest.  As a result, the loan was in default and was paid in full on November 7, 2011.  The outstanding balance of $617,075 has been classified as current in the consolidated balance sheet at October 31, 2011.

The following summarizes the information relative to the outstanding VIE debt at October 31, 2011:

Note payable - TFCU	$777,155
Note payable - SBA	617,075
Total	$1,394,230

Note 16- Authorized Number of Shares of Common Stock

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

Based on its belief that the April 17, 1987 filing with the Nevada Secretary of State also reduced the number of authorized shares, the Company has since 1987 reported in its financial statements that the number of authorized shares of common stock consisted of 10,000,000 shares of $.01 par value common stock. On February 23, 2011, the Nevada Secretary of State's office notified the Company that based on the April 17, 1987 filing, the authorized number of common shares of the Company consisted of 100,000,000 shares. As a result of the two-for-one stock split that took place in the second quarter of 2011, the authorized number of common shares of the Company as of October 31, 2011 consists of 200,000,000 shares of $.01 par value common stock.

Note 17- Stock Split

On February 11, 2011, the Company announced that the Board of Directors had declared a two-for-one stock split on the Company’s Common Stock. The stock split was effected on March 10, 2011. All references to common stock and per share information, except par value, in these consolidated financial statements and notes have been adjusted to reflect the effects of the stock split.

Note 18- Subsequent events

At its November 4, 2011 meeting, the Board of Directors approved a $0.05 dividend to be paid on January 16, 2012 to stockholders of record on December 30, 2011.

The Company’s consolidated financial statements as of October 31, 2011 reflect consolidation of its variable interest entity, K&K Unlimited, LLC (K&K), in accordance with generally accepted accounting principles (See Note 12). In November 2011, the mortgage note to the SBA was paid in full, thereby releasing Cables Unlimited from any guarantee on said note.  In addition, Cables Unlimited was released as a guarantor on the mortgage note payable to TFCU, which was repaid through a refinancing in January 2012.  In accordance with generally accepted accounting principles, the Company will deconsolidate the operations of K&K for all reporting periods subsequent to October 31, 2011.  As a result, the Company’s balance sheet will reflect a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million.  The effect of the deconsolidation will not have a material impact to the Company’s consolidated results of operations.

In November 2011, the RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment. This project represents a significant opportunity for RadioMobile to expand its wireless technology and maintenance services to the public sector. The LA  County's wireless infrastructure system needed to be upgraded from its 1985 technology base to today's demanding data requirements without interruption. RadioMobile will replicate the County's existing technology and simultaneously implement a high speed data solution satisfying FCC Narrowband requirements. This wireless upgrade will be peformed by RadioMobile without downtime, without interrupting emergency services and without the provision of additional frequencies or wireless sites during the transition period. The County will also benefit from the ability of RadioMobile’s applications to exactly mimic its current Cathode Ray Tube-based 1985 functions, thereby eliminating retraining expenses for thousands of fire personnel.

At the annual shareholders meeting held in November 2011, the Company’s shareholders approved the proposal to amendment the Company’s Articles of Incorporation to decrease the number of the Company's authorized shares of common stock from 200,000,000 shares to 20,000,000 shares.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 27, 2012	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 27, 2012	By:	/s/ James S. Doss
James S. Doss, President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: January 27, 2012	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2012	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 27, 2012	By:	/s/ David Sandberg
David Sandberg, Director

Date: January 27, 2012	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 27, 2012	By:	/s/ Randall Waterfield
Randall Waterfield, Director

Date: January 27, 2012	By:	/s/ Darren Clark
Darren Clark, Director