Form 10-Q
period 2012-01-31
R F INDUSTRIES LTD
filed 2012-03-15
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 15, 2011 was 6,859,888.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	October 31, 2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ($420,663 for settlement of VIE obligations at October 31, 2011)	$1,596,973	$1,760,816
Restricted cash (all related to VIE)	-	66,926
Certificates of deposit	3,094,613	4,094,724
Trade accounts receivable, net of allowance for doubtful accounts of $75,353 and $102,736 ($809,120 for settlement of VIE obligations at October 31, 2011)	2,888,453	2,605,965
Inventories ($487,687 for settlement of VIE obligations at October 31, 2011)	6,281,622	6,189,601
Prepaid income taxes	549,443	572,642
Other current assets ($33,263 for settlement of VIE obligations at October 31, 2011)	750,396	511,832
Deferred tax assets ($42,100 for settlement of VIE obligations at October 31, 2011)	610,700	610,700
TOTAL CURRENT ASSETS	15,772,200	16,413,206

Property and Equipment:
Land and building ($1,548,100 of collateral for VIE obligations at October 31, 2011)	-	1,548,100
Equipment and tooling ($305,399 for settlement of VIE obligations at October 31, 2011)	3,128,731	2,938,388
Furniture and office equipment ($16,150 for settlement of VIE obligations at October 31, 2011)	575,586	575,586
	3,704,317	5,062,074
Less accumulated depreciation	2,624,372	2,619,336
TOTALS	1,079,945	2,442,738

Goodwill	3,076,023	3,076,023
Amortizable intangible assets, net	1,792,369	1,866,171
Non-amortizable intangible assets	410,000	410,000
Note receivable from stockholder	66,980	66,980
Other assets ($70,668 for settlement of VIE obligations at October 31, 2011)	32,159	102,828
TOTAL ASSETS	$22,229,676	$24,377,946

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	October 31, 2011
	(Unaudited)	(Note 1)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,273,930	$521,174
Accrued expenses	1,192,310	1,579,445
Mortgages payable ($1,394,230 recourse limited to VIE creditors at October 31, 2011)	-	1,394,230
TOTAL CURRENT LIABILITIES	2,466,240	3,494,849

Deferred tax liabilities	1,072,202	1,072,202
Other long-term liabilities	125,011	132,867
TOTAL LIABILITIES	3,663,453	4,699,918

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 6,929,365 and 7,110,507 shares issued and outstanding	69,294	71,105
Additional paid-in capital	11,472,185	11,382,605
Retained earnings	7,024,744	8,010,701
Total RF Industries, Ltd. and Subsidiary	18,566,223	19,464,411
Noncontrolling interest	-	213,617
TOTAL EQUITY	18,566,223	19,678,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,229,676	$24,377,946

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31

(UNAUDITED)

	2012	2011

Net sales	$5,558,754	$4,140,295

Cost of sales	3,056,751	1,970,327

Gross profit	2,502,003	2,169,968

Operating expenses:
Engineering	289,997	296,016
Selling and general	2,011,256	1,345,514

Totals	2,301,253	1,641,530

Operating income	200,750	528,438

Other income - interest	18,712	10,486

Income before provision for income taxes	219,462	538,924

Provision for income taxes	104,102	187,431

Net income attributable to RF Industries, Ltd. and Subsidiary	115,360	351,493

Net income attributable to deconsolidation of VIE	1,848	-

Consolidated net income	$117,208	$351,493

Basic earnings per share:
Net income attributable to RF Industries, Ltd. and Subsidiary	$.02	$.06
Net income attributable to VIE	$.00	$.00
Consolidated net income	$.02	$.06

Diluted earnings per share:
Net income attributable to RF Industries, Ltd. and Subsidiary	$.02	$.05
Net income attributable to VIE	$.00	$.00
Consolidated net income	$.02	$.05

Basic weighted average shares outstanding	7,002,929	5,899,406

Diluted weighted average shares outstanding	7,720,534	6,799,770

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2012

(UNAUDITED)

			Additional		Total RF
	Common Stock		Paid-In	Retained	Industries, Ltd.	Noncontrolling
	Shares	Amount	Capital	Earnings	and Subsidiary	Interest	Total Equity
Balance, November 1, 2011	7,110,507	$71,105	$11,382,605	$8,010,701	$19,464,411	$213,617	$19,678,028

Net income	-	-	-	115,360	115,360	1,848	117,208

Stock-based compensation expense	-	-	67,187	-	67,187	-	67,187

Exercise of stock options	51,335	513	22,228	-	22,741	-	22,741

Excess tax benefit from exercise of stock options	-	-	55,960	-	55,960	-	55,960

Deconsolidation of VIE	-	-	-	(19,500)	(19,500)	(215,465)	(234,965)

Treasury stock purchased and retired	(232,477)	(2,324)	(55,795)	(729,124)	(787,243)	-	(787,243)

Dividends	-	-	-	(352,693)	(352,693)	-	(352,693)

Balance, January 31, 2012	6,929,365	$69,294	$11,472,185	$7,024,744	$18,566,223	$-	$18,566,223

 See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31

(UNAUDITED)

	2012	2011
OPERATING ACTIVITIES:
Consolidated net income	$117,208	$351,493
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt (recovery) expense	(9,140)	6,660
Depreciation and amortization	161,621	49,956
Stock-based compensation expense	67,187	92,609
Excess tax benefit from stock-based compensation	(55,960)	(26,485)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	4,471	-
Trade accounts receivable	(273,348)	344,539
Inventories	(92,021)	(427,538)
Other current assets	(262,364)	(81,939)
Accounts payable	752,756	(161,546)
Income taxes prepaid (payable)	79,159	(97,424)
Accrued expenses	(387,135)	(165,085)
Other long-term liabilities	(7,856)	(5,231)
Net cash provided by (used in) operating activities	94,578	(119,991)

INVESTING ACTIVITIES:
Purchase of certificates of deposit	-	(1,748,646)
Maturity of certificates of deposit	1,000,111	1,649,000
Capital expenditures	(191,816)	(20,843)
Net cash provided by (used in) investing activities	808,295	(120,489)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22,741	177,399
Purchases of treasury stock	(787,243)	-
Excess tax benefit from exercise of stock options	55,960	26,485
Principal payments on long-term debt	(5,481)	-
Dividends paid	(352,693)	(84,809)
Net cash provided by (used in) financing activities	(1,066,716)	119,075

Net decrease in cash and cash equivalents	(163,843)	(121,405)

Cash and cash equivalents, beginning of period	1,760,816	4,728,884

Cash and cash equivalents, end of period	$1,596,973	$4,607,479

Supplemental cash flow information – income taxes paid	$-	$320,000

Supplemental schedule of noncash investing and financing activities:

Retirement of treasury stock	$787,242	$-
Dividends payable	$-	$120,304

Assets and liabilities of VIE as of January 25, 2012: Restricted cash	$62,455	$-
Other current assets	$23,801	$-
Property and equipment, net	$1,467,674	$-
Other assets, net	$69,784	$-
Mortgages payable	$1,408,249	$-
Net equity	$215,465	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2011 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2011 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2011 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and its wholly owned subsidiary, Cables Unlimited, Inc. (“Cables Unlimited”), collectively (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. See Note 2 for a discussion of the Cables Unlimited acquisition, which occurred on June 15, 2011.

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

Note 2 - Business Acquisition

On June 15, 2011, RF Industries, Ltd. completed its acquisition of Cables Unlimited. Cables Unlimited is an established fiber optic custom cable manufacturer based on Long Island, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment. All of Cables Unlimited’s assets are located in the United States. There were no earnouts or contingent considerations included in the acquisition agreement.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by RF Industries, Ltd. at their estimated fair values. RF Industries, Ltd. determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. Cables Unlimited is an established fiber optic custom cable manufacturer based on Long Island, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment. These products supplement and enhance the existing markets of RF Industries, Ltd. as well as tap into new fiber optic cable markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Cables Unlimited. The capital and other resources required to enter the fiber optic market would have greatly exceeded the purchase price of $5.6 million. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Cables Unlimited’s net identifiable assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segment and reporting unit, Cables Unlimited, as part of the purchase price allocation. We do not expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 6 months to 9.6 years. The purchase price allocation was finalized in the fourth quarter of fiscal 2011.

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

The following unaudited pro forma financial information presents the combined operating results of RF Industries, Ltd. and Cables Unlimited as if the acquisition had occurred as of the beginning of the periods presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table:

(Unaudited)
Three Months
Ended January 31, 2011

Revenue	$5,636,525
Net income	$395,246

Earnings per share
Basic	$.07
Diluted	$.06

Note 3 - Variable interest entity

The Company’s unaudited condensed consolidated financial statements as of October 31, 2011 reflect consolidation of its variable interest entity, K&K Unlimited, LLC (K&K), in accordance with generally accepted accounting principles. K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union (“TFCU”) and Small Business Administration (“SBA”) establishing a direct obligation to absorb any losses of K&K.

In November 2011, the mortgage note to the SBA was paid in full, thereby releasing Cables Unlimited from any guarantee on said note. In addition, Cables Unlimited was released as a guarantor on the mortgage note payable to TFCU, which was repaid through a refinancing on January 25, 2012. Based on these factors, it was determined that Cables Unlimited is no longer the primary beneficiary and has deconsolidated the operations of K&K as of January 25, 2012. As a result, the Company’s unaudited condensed consolidated balance sheet at January 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s unaudited condensed consolidated results of operations for the three months ended January 31, 2012.

As of October 31, 2011, K&K had assets of $1,627,346 ($66,926 in cash, $12,827 in other current assets, $1,476,925 in land and building, net and $70,668 in other assets) and liabilities of $1,413,730.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	January 31, 2012	October 31, 2011

Raw materials and supplies	$2,138,040	$2,023,108
Work in process	12,936	5,425
Finished goods	4,175,646	4,309,914
Less inventory reserve	(45,000)	(148,846)

Totals	$6,281,622	$6,189,601

Purchases of connector products from two major vendors in the three month period ended January 31, 2012 represented 19%, and 16% of total inventory purchases, compared to three major vendors who represented 33%, 13% and 11% of total inventory purchases for the same period in 2011. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At January 31, 2012, the effects of the assumed exercise of options to purchase 687,897 shares of the Company’s common stock, at a price range of $3.16 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At January 31, 2011, the effects of the assumed exercise of options to purchase 596,656 shares of the Company’s common stock, at a price of $3.40 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31
	2012	2011

Weighted average shares outstanding for basic earnings per share	7,002,929	5,899,406

Add effects of potentially dilutive securities-assumed exercise of stock options	717,605	900,364

Weighted average shares for diluted net earnings per share	7,720,534	6,799,770

Note 6 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Non-qualified stock options granted during the quarter ended January 31, 2012 vest and are exercisable immediately and expire in five years from date of grant. During the three months ended January 31, 2012, the Company granted a total of 15,000 non-qualified stock options to a director. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the three months ended January 31, 2012 and 2011 was estimated to be $1.41 and $1.99 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	0.39%	1.03%
Dividend yield	3.00%	1.91%
Expected life of the option	3.8 years	2.5 years
Volatility factor	65.65%	55.78%

Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used the simplified method to calculate the expected life of the 2012 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2012, the Company issued 51,335 shares of common stock and received net proceeds of $22,741 in connection with the exercise of employee stock options.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2012 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2011	2,099,672	$2.13
Options granted	16,500	$3.35
Options exercised	(51,335)	$0.44
Options canceled or expired	(8,000)	$3.22
Options outstanding at January 31, 2012	2,056,837	$2.18
Options exercisable at January 31, 2012	1,576,260	$2.05
Options vested and expected to vest at January 31, 2012	3,377,383	$2.05

Weighted average remaining contractual life of options outstanding as of January 31, 2012: 4.30 years

Weighted average remaining contractual life of options exercisable as of January 31, 2012: 4.00 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2012: 4.00 years

Aggregate intrinsic value of options outstanding at January 31, 2012: $3,381,680

Aggregate intrinsic value of options exercisable at January 31, 2012: $2,796,895

Aggregate intrinsic value of options vested and expected to vest at January 31, 2012: $7,376,654

As of January 31, 2012, $384,950 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 3.61 years.

Stock Option Expense

During the three months ended January 31, 2012 and 2011, stock-based compensation expense totaled $67,187 and $92,609, respectively. For the three months ended January 31, 2012 and 2011, stock-based compensation classified in cost of sales amounted to $13,913 and $14,680 and stock-based compensation classified in selling and general expense amounted to $53,274 and $77,929, respectively.

Note 7 - Concentrations of Credit Risk

One customer accounted for approximately 14% and 17% of the Company’s net sales for the three month periods ended January 31, 2012 and 2011, respectively. At January 31, 2012 and October 31, 2011, this customer’s account receivable balance accounted for approximately 10% and 14%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 14 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 8 - Segment Information

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

  The RF Connector and Cable Assembly segment is comprised of three divisions; the Cables Unlimited segment and the Medical Cabling and Interconnector segment are each comprised of one division, while the RF Wireless segment is comprised of two divisions.  The four divisions that meet the quantitative thresholds for segment reporting are Connector & Cable Assembly, Cables Unlimited, Bioconnect and RF Wireless. Each of the other divisions aggregated into these segments have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

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

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. All stock-based compensation is attributed to the RF Connector and Cable Assembly segment. Inventory, fixed assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month periods ended January 31, 2012 and 2011:

	Three Months Ended January 31
	2012	2011

United States	$5,189,872	$3,524,925
Foreign countries:
Canada	141,670	340,545
Israel	98,073	113,121
Mexico	95,199	113,214
All other	33,940	48,490

Totals	$5,558,754	$4,140,295

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended January 31, 2012 and 2011 are as follows:

2012	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$3,104,399	$1,443,716	$673,761	$336,878	$-	$5,558,754
Income (loss) before provision for income taxes	103,856	36,757	182,264	(108,495)	5,080	219,462
Depreciation and amortization	47,289	101,683	10,508	2,141		161,621

2011
Net sales	$3,406,946	$-	$608,212	$125,137	$-	$4,140,295
Income (loss) before provision for income taxes	625,967	-	133,887	(231,415)	10,485	538,924
Depreciation and amortization	42,743	-	6,749	464	-	49,956

Note 9 - Income tax provision

The income tax provision reflected in the accompanying unaudited condensed consolidated statement of income for the three months ended January 31, 2012 is different than the expected tax provision computed based on the pre-tax income and the applicable statutory Federal income tax rate of 34% and the state income tax rate, net of Federal tax effects, of 6%. Interim tax provisions are determined using an estimate of the annual effective tax rate. As of January 31, 2012, the Company estimated that its effective annual tax rate for the year ending October 31, 2012 will be approximately 47%.

The provision for income taxes during the fiscal 2012 quarter was $104,102 (or an effective tax rate of approximately 47%), compared to $187,431 in the fiscal quarter ended January 31, 2011 (or an effective tax rate of approximately 35%). The increase in the tax rate in the first fiscal quarter of 2012 is primarily due to permanent tax differences related to non-deductible Incentive Stock Option compensation expense. Also contributing to the increase from prior year quarter was a one-time tax benefit of approximately $34,000 relating to a Federal research and development tax credit the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010. On December 16, 2010, Congress passed the 2010 Tax Relief Act (the “Act”) which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the passage of the Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. Furthermore, the effective tax rate in the current fiscal quarter increased due to the fact that the deduction for Federal research and development tax credits expired in December of 2011 and has not been reenacted by Congress. As such, Federal research and development tax credit was allowed or taken by the Company during the quarter ended January 31, 2012.

Without the above noted adjustments and factors, the effective tax rate for the three months ended January 31, 2011 would have been comparable to the 2012 rate.

Note 10 - Intangible assets:

Intangible assets are comprised of the following:

	January 31, 2012	October 31, 2011
Amortizable intangible assets
Non-compete agreements (estimated life 5 years)	$200,000	$200,000
Accumulated amortization	(25,000)	(15,000)
	175,000	185,000

Customer relationships (estimated life 9.6 years)	1 ,730,000	1 ,730,000
Accumulated amortization	(112,631)	(67,579)
	1,617,369	1,662,421

Backlog (estimated life 6 months)	75,000	75,000
Accumulated amortization	(75,000)	(56,250)
	-	18,750
Total	$1,792,369	$1,866,171

Non-amortizable intangible assets
Trademarks	$410,000	$410,000

Note 11 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	January 31, 2012	October 31, 2011

Wages payable	$585,501	$932,398
Accrued receipts	495,360	556,678
Other current liabilities	111,449	90,369

Totals	$1,192,310	$1,579,445

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	January 31, 2012	October 31, 2011

Tax related liabilities	$79,223	$79,222
Deferred lease liabilities	45,788	53,645

Totals	$125,011	$132,867

 Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 12 - Cash dividend and declared dividends

The Company paid dividends of $0.05 per share for a total of $352,693 during the three month period ended January 31, 2012. The Company paid dividends of $0.015 per share for a total of $84,809 during the three month period ended January 31, 2011.

Note 13 - Authorized number of shares of common stock

In 1987, the Company had 100,000,000 shares of $.001 par value common stock authorized, and 29,999,998 shares of common stock outstanding. On April 17, 1987, the Company filed a Certificate of Secretary with the Nevada Secretary of State's office pursuant to which the Company effected a 1-for-10 reverse stock split that reduced the number of outstanding shares to 3,000,000. The Certificate of Secretary did not, however, specifically address, or reduce the number of authorized shares of common stock.

Based on its belief that the April 17, 1987 filing with the Nevada Secretary of State also reduced the number of authorized shares, the Company has, since 1987, reported in its financial statements that the number of authorized shares of common stock consisted of 10,000,000 shares of $.01 par value common stock. On February 23, 2011, the Nevada Secretary of State's office notified the Company that based on the April 17, 1987 filing, the authorized number of common shares of the Company consisted of 100,000,000 shares. As a result of the two-for-one stock split that took place in the second quarter of 2011, the authorized number of common shares of the Company as of October 31, 2011 consisted of 200,000,000 shares of $.01 par value common stock.

At the annual shareholders meeting held in November 2011, the Company’s shareholders approved the proposal to amend the Company’s Articles of Incorporation to decrease the number of the Company's authorized shares of common stock from 200,000,000 shares to 20,000,000 shares. As a result, the authorized number of common shares of the Company as of January 31, 2012 consisted of 20,000,000 shares of $.01 par value common stock.

Note 14 - Subsequent event - declared dividends

On March 8, 2012 the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share.  The dividend record date is March 30, 2012 and the payment date to stockholders will be April 16, 2012. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2011 and other reports and filings made with the Securities and Exchange Commission.

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

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of non-amortizable intangible assets for impairments. We review our non-amortizable intangible asset for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of goodwill for impairments. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

The Company uses the Black-Scholes model to value the stock option grants which involves significant judgments and estimates.

Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 56% of the Company’s net sales during the three month period ended January 31, 2012, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations. On June 15, 2011, the Company purchased Cables Unlimited, Inc., a fiber optic custom cable manufacturer based on Long Island, New York.  In November 2011, RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of January 31, 2012, the amount of cash and cash equivalents was equal to $1,597,000 in the aggregate and the Company had $3,095,000 of investments in certificates of deposit.

•	As of January 31, 2012, the Company had $15,772,000 in current assets and $2,466,000 in current liabilities.

•	As of January 31, 2012, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company recognized consolidated net income of $117,208 for the three months ended January 31, 2012. The Company had cash provided by operations of $94,578 primarily because of an increase in accounts payable balances and a decrease in prepaid income taxes, which were offset by increases in accounts receivable balances, inventory purchases, purchases of other current assets and a decrease in accrued expenses. During the first fiscal quarter, accounts payable balances increased $752,756 and prepaid income taxes decreased by $23,199. These items were offset by outlays of cash including a decrease in accrued expenses of $387,135, a $92,021 increase in inventory purchases, a $273,348 increase in accounts receivables, and an increase of $262,364 in other current assets, which resulted in cash provided by operating activities of $94,578 during the three months ended January 31, 2012. The Company increased its inventory purchases primarily because it received volume discounts from certain of its vendors. The benefits of inventories purchased at a discount are expected to be realized in future quarters as the inventories are sold.

The Company received proceeds of $1,000,111 from the maturity of certain of its certificates of deposit and spent $191,816 on capital expenditures during the three months ended January 31, 2012. Financing activities decreased the Company’s net cash by $1,066,716 due primarily to the repurchase of 232,477 shares of Company common stock totaling $787,243 and dividends paid of $352,693 partially offset by the receipt of $22,741 from the exercise of stock options and $55,960 of excess tax benefits from stock-based compensation.

As a result of the $94,578 of net cash provided by operating activities and the net cash provided by investing activities of $808,295 offset by the $1,066,716 of net cash used in financing activities, the Company’s overall cash position decreased by $163,843 during the three months ended January 31, 2012.

Trade accounts receivable (net of allowances for doubtful accounts) at January 31, 2012 increased approximately 11%, or by $282,488, to $2,888,453 compared to the October 31, 2011 balance of $2,605,965 due to the increase in net sales during the 2012 fiscal quarter.

Inventories at January 31, 2012 increased insignificantly by 1%, or $92,021 to $6,281,622 compared to $6,189,601 at October 31, 2011. The increase in inventories is due to increased purchases during the three months ended January 31, 2012. In order to obtain better quantity discounts from our vendors, the Company increased its purchase of certain inventories during the three months ended January 31, 2012. In addition, inventory purchases were also increased to reflect changes in actual and anticipated sales.

Other current assets, including prepaid expenses and deposits, increased $238,564 to $750,396 as of January 31, 2012, from $511,832 on October 31, 2011 mainly as a result of the renewal of certain insurance contracts as well as the addition of prepaid inventory purchases and taxes.

Accounts payable combined with accrued expenses at January 31, 2012 increased $365,621 to $2,466,240 from $2,100,619 on October 31, 2011 primarily as a result of inventory and other purchases near the end of the fiscal quarter.

As of January 31, 2012, the Company had a total of $1,596,973 of cash and cash equivalents compared to a total of $1,760,816 of cash and cash equivalents as of October 31, 2011. In addition, the amount of short term investments in certificates of deposits decreased by $1,000,111 to $3,094,613 from $4,094,724 on October 31, 2011 as certain investments matured and the proceeds were not re-invested. At the end of the January 31, 2012 fiscal quarter, the Company had working capital of $13,305,960 and a current ratio of approximately 6:1.

Results of Operations

Three Months Ended January 31, 2012 vs. Three Months Ended January 31, 2011

Net sales in the current fiscal quarter ended January 31, 2012 (the “fiscal 2012 quarter”), increased by 34%, or $1,419,000 to $5,559,000 from $4,140,000 in the comparable fiscal quarter of prior year (the “fiscal 2011 quarter”), due to (i) the additional net sales realized from the Company’s new Cables Unlimited subsidiary and (ii) increased sales at two of the of the Company’s other three segments. The primary factor in the significant increase in revenues from the prior comparable period relates to the revenues of our newly acquired division, Cables Unlimited. Cables Unlimited contributed $1,444,000 to current fiscal quarter revenues. Medical Cabling and Interconnect product sales increased by 11% to a first quarter record of $674,000, while sales at the RF Wireless segment increased by $212,000 or 170% to $337,000. Net sales in the RF Wireless segment increased due to partial fulfillment of the $2.6 million contract the RF wireless division received in November 2011 from the Los Angeles County Fire Department. The Los Angeles County contract is expected to be completed by the end of the first quarter of fiscal 2013. These increases in new sales were partially offset by a decrease of $303,000 in sales at the RF Connector and Cable assembly segment from the prior comparable quarter of fiscal 2011. The decrease in the RF Connector and Cable assembly segment is due primarily to a large order the Company filled in 2011. Other than the decrease as a result of the one large order, net sales at the RF Connector and Cable assembly segment were incrementally down, reflecting fluctuations in the size and timing of customer orders.

Domestically, the Company’s net sales increased by $1,665,000 to $5,190,000 compared to $3,525,000 in the prior comparable quarter. Foreign sales decreased by $246,000 in the fiscal quarter ended January 31, 2012 to $369,000 compared to $615,000 during the fiscal quarter ended January 31, 2011. Foreign sales represented approximately 7% and 15% of the Company’s net sales during the January 31, 2012 and January 31, 2011 fiscal quarters, respectively. The decrease in foreign sales is primarily due to a decrease in cable assembly sales to an international customer in Canada. Unlike domestic sales, foreign sales tend to consist of larger orders, which result in larger swings in foreign sales as orders are received or filled.

The Company’s gross profit as a percentage of sales decreased 7% to 45% during the fiscal 2012 quarter compared to 52% in the comparable fiscal quarter of prior year. The Company operates in four segments which have different gross margins. The gross profit margin of the RF Connector and Cable Assembly segment, (historically the Company’s largest and most profitable segment), decreased by 5% due to increased prices of raw materials and labor costs. The RF Connector and Cable Assembly division experienced significant price increases for raw materials and finished inventory, which increases are expected to continue during the current year. The Company has not been able to adjust its product prices that it charges to its customers to reflect these price increases, which resulted in lower gross margins of the RF Connector and Cable assembly segment. Commencing in February 2012, the Company started increasing certain of its prices to reflect its increased costs. The combination of decreased sales and lower gross margins in RF Connector and Cable segment resulted in a $500,000 decrease in income before taxes for that segment. The gross profit margin of the Cables Unlimited segment was 37% during the fiscal 2012 quarter. Margins for the Cables Unlimited products are expected to remain lower than the margins in the RF Connector and Cable assembly division. Accordingly, sales by Cables Unlimited will, in the future, lower the Company’s overall, company-wide gross margins. Gross profit margin at the Medical Cabling & Interconnector segment increased by 4% during the fiscal 2012 quarter compared to the gross margin in the comparable fiscal 2011 quarter (to 41% compared to 37% in the prior comparable quarter) primarily as a result of the increase in overall sales, which reduced the Company’s unit costs. Also, operating income for the Medical Cabling and Interconnector segment increased to $182,000 in the fiscal 2012 quarter from $134,000 in the fiscal 2011 quarter due to increased sales coupled with increased efficiencies associated with a higher utilization rate for the new manufacturing equipment this segment has acquired in recent years. Bioconnect continues to receive increasing order levels from existing and new customers. Sales of the RF Connector and Cable assembly segment accounted for approximately 56% of the Company’s total sales and 50% of the total cost of sales in the current three month period, compared to 82% of the Company’s total sales and 76% of the total cost of sales in the comparable quarter of prior year.

Engineering expenses remained consistent in the fiscal 2012 quarter ($289,997 in fiscal 2012 compared to $296,016 in the fiscal 2011 quarter). Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased 49%, or $665,742, in the fiscal 2012 quarter to $2,011,256 from $1,345,514 in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was due in part to the addition of the new Cables Unlimited division, as well as non-cash stock option expenses incurred during the quarter ended January 31, 2012 and increased salaries. In addition, the Company also incurred certain remaining professional fees in the fiscal 2012 quarter related to the acquisition of the Cables Unlimited segment.

Other income, consisting primarily of interest income, increased by $8,226 in fiscal 2012 to $18,712 compared to $10,486 in the comparable quarter of the prior year due to a decrease in both interest rates and investments in certificates of deposit.

Although net sales increased in the fiscal 2012 quarter, the increase occurred in the segments that have lower gross margins. As a result, the Company generated income before the provision for income taxes during the fiscal quarter ended January 31, 2012 of $219,462, compared to income before provision for income taxes for the fiscal quarter ended January 31, 2011 was $538,924.

The provision for income taxes during the fiscal 2012 quarter was $104,102 (or an effective tax rate of approximately 47%), compared to $187,431 in the fiscal quarter ended January 31, 2011 (or an effective tax rate of approximately 35%). The increase in the tax rate in the first fiscal quarter of 2012 is primarily due to permanent tax differences related to non-deductible Incentive Stock Option compensation expense. Also contributing to the increase from prior year quarter was a one-time tax benefit of approximately $34,000 relating to a Federal research and development tax credit the Company was not able to recognize in its financial statements in 2010 due to the law not being enacted by October 31, 2010. On December 16, 2010, Congress passed the 2010 Tax Relief Act (the “Act”) which impacted the Company’s tax provision in the first quarter of fiscal 2011. Due to the passage of the Act into law, the Company claimed an increased net tax credit related to the year ended October 31, 2010 for research and development related to the year ended October 31, 2010 of approximately $34,000. The credit was recorded in the first quarter of fiscal 2011. Furthermore, the effective tax rate in the current fiscal quarter increased due to the fact that the deduction for Federal research and development tax credits expired in December of 2011 and has not been reenacted by Congress. As such, Federal research and development tax credit was allowed or taken by the Company during the quarter ended January 31, 2012.

Without the above noted adjustments and factors, the effective tax rate for the three months ended January 31, 2011 would have been comparable to the 2012 rate.

Despite the net overall decrease in gross margin, gross profit increased by $332,035 from the fiscal 2011 quarter. As total operating expenses increased by $659,723 from the prior comparable period, the Company’s operating income for the three months ended January 31, 2012 decreased by $327,688 to $200,750. Operating income was $528,438 in the fiscal 2011 quarter. Accordingly, consolidated net income for the fiscal quarter ended January 31, 2012 was $117,208 compared to $351,493 in the comparable period of fiscal 2011.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Securities.  On October 18, 2011, the Company announced that our Board of Directors had authorized a stock repurchase program to use up to $1,250,000 to repurchase shares of the Company’s common stock. The plan allows purchases to be made from time to time in the open market, negotiated and block transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Rule 10b-18 is a "safe harbor" rule, which allows issuers to repurchase shares of their own stock in the public market, subject to compliance with particular repurchase requirements.

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 1, 2011 through November 30, 2011	128,652	$3.20	128,652	$735,633
December 1, 2011 through December 31, 2011	58,434	3.64	58,434	$522,786
January 1, 2012 through January 31, 2012	45,391	$3.59	45,391	$360,049
Total	232,477		232,477

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Reserved

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1:	Press Release dated March 15, 2012 announcing the financial results for the fiscal quarter ended January 31, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 15, 2012	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer

Date: March 15, 2012	By:	/s/ James Doss
James Doss
President and Chief Financial Officer

