Form 10-Q
period 2012-04-30
R F INDUSTRIES LTD
filed 2012-06-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 14, 2012 was 6,860,477.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	October 31, 2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ($420,663 for settlement of VIE obligations at October 31, 2011)	$3,812,724	$1,760,816
Restricted cash (all related to VIE)	-	66,926
Certificates of deposit	748,258	4,094,724
Trade accounts receivable, net of allowance for doubtful accounts of $66,174 and $102,736 ($809,120 for settlement of VIE obligations at October 31, 2011)	3,107,941	2,605,965
Inventories ($487,687 for settlement of VIE obligations at October 31, 2011)	6,448,990	6,189,601
Prepaid income taxes	249,026	572,642
Other current assets ($33,263 for settlement of VIE obligations at October 31, 2011)	513,533	511,832
Deferred tax assets ($42,100 for settlement of VIE obligations at October 31, 2011)	610,700	610,700
TOTAL CURRENT ASSETS	15,491,172	16,413,206

Property and Equipment:
Land and building ($1,548,100 of collateral for VIE obligations at October 31, 2011)	-	1,548,100
Equipment and tooling ($305,399 for settlement of VIE obligations at October 31, 2011)	3,163,330	2,938,388
Furniture and office equipment ($16,150 for settlement of VIE obligations at October 31, 2011)	795,021	575,586
	3,958,351	5,062,074
Less accumulated depreciation	2,710,935	2,619,336
TOTALS	1,247,416	2,442,738

Goodwill	3,076,023	3,076,023
Amortizable intangible assets, net	1,737,317	1,866,171
Non-amortizable intangible assets	410,000	410,000
Note receivable from stockholder	66,980	66,980
Other assets ($70,668 for settlement of VIE obligations at October 31, 2011)	32,159	102,828
TOTAL ASSETS	$22,061,067	$24,377,946

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	October 31, 2011
	(Unaudited)	(Note 1)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,001,737	$521,174
Accrued expenses	1,289,837	1,579,445
Mortgages payable ($1,394,230 recourse limited to VIE creditors at October 31, 2011)	-	1,394,230
TOTAL CURRENT LIABILITIES	2,291,574	3,494,849

Deferred tax liabilities	1,072,202	1,072,202
Other long-term liabilities	115,467	132,867
TOTAL LIABILITIES	3,479,243	4,699,918

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 6,859,811 and 7,110,507 shares issued and outstanding	68,598	71,105
Additional paid-in capital	11,561,570	11,382,605
Retained earnings	6,951,656	8,010,701
Total RF Industries, Ltd. and Subsidiary	18,581,824	19,464,411
Noncontrolling interest	-	213,617
TOTAL EQUITY	18,581,824	19,678,028
TOTAL LIABILITIES AND EQUITY	$22,061,067	$24,377,946

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011

Net sales	$6,672,187	$4,391,562	$12,230,941	$8,531,857

Cost of sales	3,650,018	2,154,806	6,706,769	4,125,133

Gross profit	3,022,169	2,236,756	5,524,172	4,406,724

Operating expenses:

Engineering	283,765	333,441	573,762	629,456

Selling and general	1,839,681	1,281,585	3,850,937	2,627,100

Totals	2,123,446	1,615,026	4,424,699	3,256,556

Operating income	898,723	621,730	1,099,473	1,150,168

Other income - interest	6,311	10,760	25,023	21,246

Income before provision for income taxes	905,034	632,490	1,124,496	1,171,414

Provision for income taxes	302,682	225,978	406,784	413,409

Net income attributable to RF Industries, Ltd. and Subsidiary	602,352	406,512	717,712	758,005

Net income attributable to deconsolidation of VIE	-	-	1,848	-

Consolidated net income	$602,352	$406,512	$719,560	$758,005

Basic earnings per share:
Net income attributable to RF Industries, Ltd. and Subsidiary	$.09	$.07	$.10	$.13
Net income attributable to VIE	$.00	$.00	$.00	$.00
Consolidated net income	$.09	$.07	$.10	$.13

Diluted earnings per share:
Net income attributable to RF Industries, Ltd. and Subsidiary	$.08	$.06	$.09	$.11
Net income attributable to VIE	$.00	$.00	$.00	$.00
Consolidated net income	$.08	$.06	$.09	$.11

Basic weighted average shares outstanding	6,872,439	6,009,849	6,938,395	5,954,628

Diluted weighted average shares outstanding	7,623,805	7,050,310	7,673,266	6,914,030

Dividends paid	$342,538	$130,512	$695,230	$215,321

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30

(UNAUDITED)

	2012	2011
OPERATING ACTIVITIES:
Consolidated net income	$719,560	$758,005
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt expense adjustment	(5,878)	(4,505)
Depreciation and amortization	303,520	102,094
Stock-based compensation expense	120,669	142,368
Excess tax benefit from stock-based compensation	(60,655)	(39,432)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	4,471	-
Trade accounts receivable	(496,098)	433,124
Inventories	(259,389)	(701,790)
Other current assets	(25,502)	(188,292)
Other long-term assets
Accounts payable	480,563	(253,541)
Income taxes prepaid (payable)	384,271	(84,477)
Accrued expenses	(289,608)	140,273
Other long-term liabilities	(17,400)	(12,095)
Net cash provided by operating activities	858,524	291,732

INVESTING ACTIVITIES:
Purchase of certificates of deposit	-	(4,648,775)
Maturity of certificates of deposit	3,346,466	2,904,000
Capital expenditures	(446,134)	(119,027)
Net cash provided by (used in) investing activities	2,900,332	(1,863,802)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	76,351	405,989
Purchase of treasury stock	(1,143,243)	-
Excess tax benefit from stock-based compensation	60,655	39,432
Principal payments on long-term debt	(5,481)
Dividends paid	(695,230)	(215,321)
Net cash provided by (used in) financing activities	(1,706,948)	230,100

Net increase (decrease) in cash and cash equivalents	2,051,908	(1,341,970)

Cash and cash equivalents, beginning of period	1,760,816	4,728,884

Cash and cash equivalents, end of period	$3,812,724	$3,386,914

Supplemental cash flow information – income taxes paid	$-	$560,000

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$1,143,243	$-

Assets and liabilities of VIE as of January 25, 2012:

Restricted cash	$62,455	$-
Other current assets	$23,801	$-
Property and equipment, net	$1,467,674	$-
Other assets, net	$69,784	$-
Mortgages payable	$1,408,249	$-
Net equity	$215,465	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are normal and recurring have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2011 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2011 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2011 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

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

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by RF Industries, Ltd. at their estimated fair values. RF Industries, Ltd. determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. Cables Unlimited is an established fiber optic custom cable manufacturer based on Long Island, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive and medical equipment. These products supplement and enhance the existing markets of RF Industries, Ltd. as well as tap into new fiber optic cable markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Cables Unlimited. The capital and other resources required to enter the fiber optic market would have greatly exceeded the purchase price of $5.6 million. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Cables Unlimited’s net identifiable assets acquired, and as a result, goodwill was recorded in connection with this transaction.

Goodwill acquired was allocated to the Company’s operating segment and reporting unit, Cables Unlimited, as part of the purchase price allocation. The goodwill is not expected to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 6 months to 9.6 years. The purchase price allocation was finalized in the fourth quarter of fiscal 2011.

The following table summarizes the components of the purchase price at fair value:

Cash consideration paid	$2,800,000
RF Industries, Ltd. common shares issued (762,738 shares)	2,800,000
Total consideration	$5,600,000

The following table summarizes the allocation of the purchase price at fair value:

Other assets	$6,000
Accounts receivable	814,000
Inventories	442,000
Property, plant and equipment	313,000
Intangible assets	2,415,000
Goodwill (all non-deductible for tax purposes)	3,076,000
Interest bearing liabilities	(7,000)
Non-interest bearing liabilities	(423,000)
Deferred tax liabilities	(1,036,000)
Net assets	$5,600,000

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

Pro forma financial information is presented in the following table:

	(Unaudited) Three Months Ended April 30, 2011	(Unaudited) Six Months Ended April 30, 2011

Revenue	$5,759,983	$11,396,508
Net income	461,853	857,099

Earnings per share:
Basic	$.08	$.14
Diluted	$.07	$.12

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

In November 2011, the mortgage note to the SBA was paid in full, thereby releasing Cables Unlimited from any guarantee on said note. In addition, Cables Unlimited was released as a guarantor on the mortgage note payable to TFCU, which was repaid through a refinancing on January 25, 2012. Based on these factors, it was determined that Cables Unlimited is no longer the primary beneficiary and has deconsolidated the operations of K&K as of January 25, 2012. As a result, the Company’s unaudited condensed consolidated balance sheet at April 30, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s unaudited condensed consolidated results of operations for the three and six months ended April 30, 2012.

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

	April 30, 2012	October 31, 2011

Raw materials and supplies	$2,303,463	$2,023,108
Work in process	140,451	5,425
Finished goods	4,095,076	4,309,914
Less inventory reserve	(90,000)	(148,846)

Totals	$6,448,990	$6,189,601

Purchases of connector products from two major vendors in the six months period ended April 30, 2012 represented 16% and 10% compared to three major vendors who represented 28%, 19%, and 14% of total inventory purchases for the same period in 2011. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At April 30, 2012, the effects of the assumed exercise of options to purchase 699,897 shares of the Company’s common stock, at a price range of $3.16 to $3.91 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At April 30, 2011, the effects of the assumed exercise of options to purchase 608,320 shares of the Company’s common stock, at a price of $3.14 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011

Weighted average shares outstanding for basic net earnings per share	6,872,439	6,009,849	6,938,395	5,954,628

Add effects of potentially dilutive securities -assumed exercise of stock options	751,366	1,040,461	734,871	959,402

Weighted average shares for diluted net earnings per share	7,623,805	7,050,310	7,673,266	6,914,030

Note 6 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Non-qualified stock options granted during the six months ended April 30, 2012 vest and are exercisable immediately with an expiration of five years from date of grant. During the six months ended April 30, 2012, the Company granted a total of 28,500 non-qualified stock options to its directors. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the six months ended April 30, 2012 and 2011 was estimated to be $1.33 and $0.99 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	0.39%	1.03%
Dividend yield	4.99%	1.91%
Expected life of the option	3.5 years	2.5 years
Volatility factor	66.16%	55.78%

Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used the expected term method to calculate the expected life of the 2012 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the six months ended April 30, 2012, the Company issued 74,175 shares of common stock and received net proceeds of $76,351 in connection with the exercise of employee stock options.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2012 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2011	2,099,672	$2.13
Options granted	28,500	$3.59
Options exercised	(74,175)	$1.03
Options canceled or expired	(7,994)	$3.22
Options outstanding at April 30, 2012	2,046,003	$2.18
Options exercisable at April 30, 2012	1,565,420	$2.06
Options vested and expected to vest at April 30, 2012	3,389,383	$2.06

Weighted average remaining contractual life of options outstanding as of April 30, 2012: 4.00 years

Weighted average remaining contractual life of options exercisable as of April 30, 2012: 3.80 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2012: 3.80 years

Aggregate intrinsic value of options outstanding at April 30, 2012: $ 3,211,739

Aggregate intrinsic value of options exercisable at April 30, 2012: $ 2,660,594

Aggregate intrinsic value of options vested and expected to vest at April 30, 2012: $ 7,147,209

As of April 30, 2012, $356,136 of expense with respect to non-vested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 3.64 years.

Stock Option Expense

During the six-month periods ended April 30, 2012 and 2011, stock-based compensation expense totaled $120,669 and $142,368, respectively. In the three-month period ended April 30, 2012 and April 30, 2011, stock-based compensation expense totaled $53,483 and $49,760, respectively. For the six months ended April 30, 2012 and 2011, stock-based compensation classified in cost of sales amounted to $27,783 and $24,861, respectively, and stock-based compensation classified in selling and general expense amounted to $92,886 and $117,507, respectively.

Note 7 - Concentration of Credit Risk

One customer accounted for approximately 14% of the Company’s net sales for the three and six month periods ended April 30, 2012. This same customer accounted for approximately 19% and 20% of the Company’s net sales for the three and six month periods ended April 30, 2011, respectively. Although this customer has been an on-going major customer of the Company continuously during the past thirteen years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2012 and 2011:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011

United States	$6,331,240	$4,176,261	$11,521,111	$7,686,599
Foreign countries:
Canada	161,988	77,982	303,658	418,527
Israel	18,886	671	116,959	113,792
Mexico	138,816	93,467	234,016	207,580
All other	21,257	43,181	55,197	105,359

	$6,672,187	$4,391,562	$12,230,941	$8,531,857

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended April 30, 2012 and 2011 are as follows:

	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
2012
Net sales	$3,416,198	$1,836,062	$768,032	$651,895	$-	$6,672,187
Income before provision for income taxes	381,535	157,979	257,058	103,163	5,299	905,034
Depreciation and amortization	56,074	73,889	10,508	1,428		141,899

2011
Net sales	3,463,272	$-	$690,658	$237,632	$-	$4,391,562
Income (loss) before provision for income taxes	608,853	-	172,013	(159,136)	10,760	632,490
Depreciation and amortization	44,371	-	7,303	464	-	52,138

 Net sales, income (loss) before provision for income taxes and other related segment information for the six months ended April 30, 2012 and 2011 are as follows:

	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
2012
Net sales	$6,520,597	$3,279,778	$1,441,793	$988,773	$-	$12,230,941
Income (loss) before provision for income taxes	485,391	194,736	439,322	(5,332)	10,379	1,124,496
Depreciation and amortization	103,363	175,572	21,016	3,569		303,520

2011
Net sales	$6,870,218	$-	$1,298,870	$362,769	$-	$8,531,857
Income (loss) before provision for income taxes	1,234,823	-	305,900	(390,555)	21,246	1,171,414
Depreciation and amortization	87,116	-	14,052	926	-	102,094

Note 9 - Income tax provision

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The provision for income taxes was 33.4% and 35.7% of income before income taxes for the three months ended April 30, 2012 and April 30, 2011, respectively, and 36.2% and 35.3% of income before income taxes for the six months ended April 30, 2012 and April 30, 2011, respectively. The decrease in the effective income tax rate from period to period for the three months and the increase in the effective income tax rate from period to period for the six months was primarily driven by the following: a decrease in the rate relating to a $66,152 adjustment of deductible acquisition costs treated as a discrete item in the three months ended April 30, 2012; an increase in the rate due to a decrease in the amount of research credits resulting from the expiration of the credits on December 31, 2011; and an increase in the rate due to research credits treated as a discrete item in the three months ended April 30, 2011. The estimated effective tax rate for fiscal 2012 is 41.9%.

The total amount of unrecognized tax benefits was $79,223 as of both April 30, 2012 and October 31, 2011, all of which would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $21,106 as of both April 30, 2012 and October 31, 2011. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and six months ended April 30, 2012 and April 30, 2011.

Note 10 - Intangible assets

Intangible assets are comprised of the following:

	April 30, 2012	October 31, 2011
Amortizable intangible assets
Non-compete agreements (estimated life 5 years)	$200,000	$200,000
Accumulated amortization	(35,000)	(15,000)
	165,000	185,000

Customer relationships (estimated life 9.6 years)	1,730,000	1,730,000
Accumulated amortization	(157,683)	(67,579)
	1,572,317	1,662,421

Backlog (estimated life 6 months)	75,000	75,000
Accumulated amortization	(75,000)	(56,250)
	-	18,750
Totals	$1,737,317	$1,866,171

Non-amortizable intangible assets
Trademarks	$410,000	$410,000

Note 11 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	April 30, 2012	October 31, 2011

Wages payable	$738,293	$932,398
Accrued receipts	410,291	556,678
Other current liabilities	141,253	90,369

Totals	$1,289,837	$1,579,445

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	April 30, 2012	October 31, 2011

Tax related liabilities	$79,223	$79,222
Deferred lease liabilities	36,244	53,645

Totals	$115,467	$132,867

 Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 12 - Cash dividend and declared dividends

The Company paid dividends of $.05 per share for a total of $342,538 during the three month period ended April 30, 2012. The Company paid dividends of $.05 per share for a total of $695,230 during the six-month period ended April 30, 2012. The Company paid dividends of $.02 per share for a total of $130,512 during the three month period ended April 30, 2011. The Company paid dividends of $.015 and $.02 per share for a total of $215,321 during the six-month period ended April 30, 2011.

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

Note 14 - Subsequent event - declared dividends

On May 30, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share. The dividend record date is June 30, 2012 and the payment date to stockholders will be July 16, 2012. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

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

Overview

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also markets wireless products that incorporate connectors and cables. Since sales of RF connectors and cable assemblies represented 53% of the Company’s net sales during the six month period ended April 30, 2012, the Company’s results of operations and liquidity are principally dependent upon the results of its RF connector and cable operations. On June 15, 2011, the Company purchased Cables Unlimited, Inc., a fiber optic custom cable manufacturer based on Long Island, New York.  In November 2011, RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

—	As of April 30, 2012, the amount of cash and cash equivalents was equal to $3,813,000 in the aggregate and the Company had $748,000 of investments in certificates of deposit.

—	As of April 30, 2012, the Company had $15,491,000 in current assets, and $2,292,000 in current liabilities.

—	As of April 30, 2012, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

The Company does not anticipate needing material additional capital equipment in the next twelve months. In the past, the Company financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, the absence of outstanding bank debt and recent operating results, the Company would be able to obtain bank loans to finance its expansion, if necessary, although there can be no assurance any bank loan would be obtainable or, if obtained, would be on favorable terms or conditions.

As of April 30, 2012, the Company had a total of $3,812,724 of cash and cash equivalents and $748,258 of short term investments in certificates of deposits. As of October 31, 2011, the Company had $1,760,816 of cash and cash equivalents and $4,094,724 of certificates of deposit. At the end of the six-month period ended April 30, 2012, the Company had working capital of $13,199,598 and a current ratio of approximately 7:1. The sum of cash, cash equivalents and certificates of deposit held on April 30, 2012 decreased from the amounts held on October 31, 2011 due primarily to (i) $446,134 of capital expenditures, (ii) $695,230 of dividends paid by the Company during the six-month period ended April 30, 2012, and (iii) the repurchase of $1,143,243 of the Company’s common stock during the most recent six-month period.

The Company recognized net income of $719,560 for the six months ended April 30, 2012 and had $858,524 of cash provided by operating activities. Cash from operations was more than net income primarily because of an increase in outstanding accounts payables. During the six months ended April 30, 2012, the Company had an increase of $496,098 in accounts receivable, used $259,389 for the purchase of inventory, used $25,502 for prepaid expenses and inventory deposits, and reduced its accrued expenses by $289,608. These outlays were partially offset by a decrease of $384,271 in prepaid income taxes and increased accounts payables of $480,563, which resulted in cash provided by operating activities of $858,524 during the six months ended April 30, 2012. The Company increased its inventory purchases because of increased sales and because it received volume discounts from some of its inventory vendors. The benefits of inventories purchased at a discount are expected to be realized in future quarters as the inventories are sold.

The Company received proceeds of $3,346,466 from the maturity of certain of its certificates of deposit during the six months ended April 30, 2012. The Company spent $446,134 on capital expenditures during the six months ended April 30, 2012. Net cash used in financing activities decreased cash by $1,706,948 due primarily to the repurchase of $1,143,243 of the Company’s common stock and dividends paid of $695,230 partially offset by the receipt of $76,351 from the exercise of stock options.

Trade accounts receivable (net of allowances for doubtful accounts) at April 30, 2012 increased approximately 19%, or $501,976 to $3,107,941 compared to the October 31, 2011 balance of $2,605,965 because of the 43% increase in net sales during the first six months of fiscal 2012.

Inventories at April 30, 2012 increased by 4%, or $259,389 to $6,448,990 compared to $6,189,601 at October 31, 2011. The increase in inventories reflects the increase in inventory purchases due to actual and anticipated sales increases.

Other current assets, including prepaid expenses and deposits, remained consistent at $513,533 as of April 30, 2012, compared to $511,832 at October 31, 2011 and relate primarily to prepaid insurance contracts and inventory purchases.

Accounts payable combined with accrued expenses at April 30, 2012 increased $190,955 to $2,291,574 from $2,100,619 on October 31, 2011. The primary reason for the increase is attributable to an increase in inventory related purchases in accounts payable at April 30, 2012 compared to October 31, 2011.

The above cash flow changes are net of the effects of the deconsolidation of K&K, which was completed in the first quarter of current year.

Results of Operations

Three Months Ended April 30, 2012 vs. Three Months Ended April 30, 2011

Net sales in the fiscal quarter ended April 30, 2012, increased 52% or $2,280,625 to $6,672,187 from $4,391,562 in the comparable fiscal quarter of prior year due to (i) the addition of the sales generated by the newly acquired Cables Unlimited division, and (ii) increased sales at the RF Wireless and Medical Cabling and Interconnect segments. Cables Unlimited was acquired after the April 30, 2011 fiscal periods and, therefore, no sales of Cables Unlimited are included in the three- and six-month periods ending April 30, 2011. Sales of the Cables Unlimited segment contributed $1,836,062 to total Company sales of the second fiscal quarter of 2012. Sales of the Company’s RF Connector and Cable segment decreased by $47,070 or 1% from the prior year’s comparable period ended April 30, 2011 primarily due to a decreases in sales at the Aviel and Oddcables divisions as well as slight decreases in sales with certain of the Connector divisions largest customers. As a result of the Company’s continued success in marketing its larger selection of medical cabling products, sales of the Medical Cabling and Interconnect segment increased by $77,374 from the prior year’s comparable period ended April 30, 2011. Sales of the RF Wireless segment increased by $414,263 from the prior comparable period ended April 30, 2011 due in part to revenues recognized relating to the $2.6 million LA County Fire Department contract that the RF Wireless segment received in November 2011, as well as increased sales of RF Neulink wireless products. As a result of increased sales at the Cables Unlimited, Medical Cabling and Interconnector, and RF Wireless segments, the percentage of the Company’s total sales generated by the RF Connector and Cable assembly segment decreased to approximately 51% of the Company’s total sales in the three month period ended April 30, 2012, from 79% of the Company’s total sales in the comparable quarter of prior year.

Domestic sales increased significantly by $2,154,979 to $6,331,240 from $4,176,261 in the prior comparable period, primarily due to the addition of Cables Unlimited. Foreign sales during the fiscal quarter ended April 30, 2012 increased to $340,947 compared to foreign sales of $215,301 during the fiscal quarter ended April 30, 2011, primarily due to an increase in cable assembly sales to new customers in Canada, increased sales to one ongoing customer located in Mexico, as well as the addition of $60,697 in sales of the Cables Unlimited segment relating to Canadian customers. Foreign sales represented approximately 5% of the Company’s net sales during the fiscal quarters ended April 30, 2012 and 2011.

The Company’s gross profit as a percentage of sales decreased 6% to 45% during the current fiscal quarter ended April 30, 2012 compared to 51% in the comparable fiscal quarter of prior year. The decrease in the Company’s gross profit percentage reflects the impact of lower margins at Cables Unlimited. Cables Unlimited typically operates at a 30% gross margin, which reduces the Company’s overall Company gross margins. Cables Unlimited was not included in the April 30, 2011 period. Gross profit margins of the RF Connector and Cable assembly segment decreased by 1% due to increased raw material costs and an increase in labor costs. The gross margins at the Medical Cabling and Interconnector segment increased by 7% to 46% compared to 39% in the comparable fiscal quarter of prior year due to increased sales coupled with increased efficiencies associated with a higher utilization rate for the new manufacturing equipment that this segment has acquired in recent years. Also, the gross margin of the RF Wireless segment increased 2% to 52% compared to 50% in the comparable fiscal quarter of prior year.

Engineering expenses decreased 15%, or $49,676, to $283,765 from $333,441 in the comparable quarter of 2011 due to the fact that R&D efforts have decreased as projects in prior years have been completed.

Selling and general expenses increased 44% or $558,096 in the current fiscal quarter ended April 30, 2012 to $1,839,681 from $1,281,585 in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was due in part to the increase in sales, as well as the addition of expenses relating to the Cables Unlimited segment, which were absent in the comparable quarter of prior year. In addition, the Company’s selling and general expenses increased due to an increase in salaries for most employees and the addition of new employees.

Other income for the second quarter of 2012 decreased $4,449 compared to the same period in the prior year due to lower investment interest income reflecting the decrease in investment balances as well as a decrease in interest rates on the Company’s investments in certificates of deposit.

As a result of the significant increase in revenues, income before the provision for income taxes during the fiscal quarter ended April 30, 2012 increased by $272,544 to $905,034. Income before provision for income taxes for the fiscal quarter ended April 30, 2011 was $632,490.

The provision for income taxes during the second quarter of fiscal 2012 was $302,682 (or an effective tax rate of approximately 33.4%), compared to $225,978 in the comparable quarter of fiscal 2011 (or an effective tax rate of approximately 35.7%). The decrease in the effective income tax rate for the three months ended April 30, 2012, compared to the three months ended April 30, 2011, was primarily driven by the net effect of the following: a decrease in the rate due to an adjustment for deductible acquisition costs treated as a discrete item in the three months ended April 30, 2012; an increase in the rate due to a decrease in the amount of research credits resulting from the expiration of the credits on December 31, 2011; and an increase in the rate due to research credits treated as a discrete item in the three months ended April 30, 2011. Without these adjustments, the effective tax rate for the three-month period ended April 30, 2012 would have been higher.

With the significant increase of $2,280,625 in net sales in the second quarter of fiscal 2012, gross profit increased by $785,413 from the comparable fiscal 2011 quarter. The increase in gross profits was, however, partially offset by a $558,096 increase in selling and general expenses from the prior comparable period. As a result, the Company’s operating income for the three months ended April 30, 2012 increased by only $276,993 to $898,723. Operating income was $621,730 in the second quarter of fiscal 2011. Accordingly, net income for the fiscal quarter ended April 30, 2012 was $602,352 compared to $406,512 in the prior comparable period.

Six Months Ended April 30, 2012 vs. Six Months Ended April 30, 2011

Net sales in the six month period ended April 30, 2012 increased significantly by $3,699,084 to $12,230,941 from $8,531,857 in the comparable fiscal period of prior year due to the addition of Cables Unlimited and increased sales in the RF Wireless and Medical Cabling and Interconnect segments. Sales of the Cables Unlimited segment contributed $3,279,778 to total Company sales for the six month period ended April 30, 2012. Sales of the Company’s RF Connector and Cable segment decreased by $349,621 compared to the same fiscal period in 2011. The decrease in the RF Connector and Cable assembly segment was due in part to a large, non-recurring order that the Company filled during the 2011 fiscal period. Sales of the Medical Cabling and Interconnect segment increased by $142,923 from the prior period and sales at the RF Wireless segment increased by $626,004 from the prior comparable period ended April 30, 2011. Sales in the RF Wireless segment increased as revenues were recognized under the LA County Fire Department contract that the Company received in November 2011, as well as the Company’s continued success in marketing its larger selection of medical cabling products.

Domestic sales increased significantly by $3,834,512 to $11,521,111 from $7,686,599 in the prior comparable period, but were partially offset by decreased foreign sales. Foreign sales during the six month period ended April 30, 2012 decreased by $135,428 to $709,830 compared to foreign sales of $845,258 during the six month period ended April 30, 2011 primarily due to a decrease in cable assembly sales to several major international customers in Israel. Foreign sales represented approximately 6% and 10% of the Company’s net sales during the six month period ended April 30, 2012 and 2011, respectively. The decrease in foreign sales in the current period as a percentage of overall sales is also due to the fact that substantially all of Cables Unlimited’s customers are located in the United States, which has increased the overall percentage of domestic sales of the Company compared to the comparable period of prior year.

The Company’s gross profit as a percentage of sales decreased 7% to 45% during the six month period ended April 30, 2012 compared to 52% in the comparable six month period of prior year. The decrease in the Company’s gross profit percentage relates to the impact of the Cables Unlimited 33% gross margin on the overall Company gross margin for the six month period ended April 30, 2012. The gross profit margin of the RF Connector and Cable Assembly segment decreased 3% due to increased raw material costs and higher labor costs, while the gross profit margin of the Medical Cabling and Interconnector segment increase by 6% from the prior comparable period due to increased efficiencies related to the higher volume of sales. The gross margin of the RF Wireless segment increased 3% to 47% from 44% in the prior comparable six month period ended April 30, 2011. As a result of increased sales and profits at the Cables Unlimited, Medical Cabling and Interconnector, and RF Wireless segments, sales of the RF Connector and Cable assembly segment accounted for approximately 53% of the Company’s total sales in the current six month period, compared to 81% of the Company’s total sales in the comparable six month period of prior year.

Engineering expenses decreased 9% or $55,694 to $573,762 from $629,456 in the comparable six month period of the prior year due to the fact that R&D efforts have decreased as projects in prior years have been completed.

Selling and general expenses increased 47% or $1,223,837 to $3,850,937 from $2,627,100 in the comparable six month period of the prior year. The increase in selling and general expenses was due in part to the increase in sales, as well as the addition of expenses relating to the Cables Unlimited segment, which were absent in the comparable period of prior year.

The increase in revenues and the resulting increase in gross profits were partially offset by the increases in selling and general expenses. As a result of these factors, income before the provision for income taxes during the six months ended April 30, 2012 decreased by 4% or $46,918 to $1,124,496 from $1,171,414 in the comparable six month period of the prior year.

The provision for income taxes during the six months ended April 30, 2012 was $406,784 (or a combined estimated Federal and state income tax rate of approximately 36.2%), compared to $413,409 in the six months ended April 30, 2011 (or a combined estimated Federal and state income tax rate of approximately 35.3%). The estimated effective tax rate for fiscal 2012 is 41.9%. The increase in the effective income tax rate from period to period for the six months was primarily driven by the net effect of the following: a decrease in the rate due to an adjustment for deductible acquisition costs treated as a discrete item in the three months ended April 30, 2012; an increase in the rate due to a decrease in the amount of research credits resulting from the expiration of the credits on December 31, 2011; and an increase in the rate due to research credits treated as a discrete item in the three months ended April 30, 2011. Without these adjustments, the effective tax rate for the six-month period ended April 30, 2012 would have been higher.

The significant increase in sales in the six-month period ended April 30, 2012 compared to prior year’s six month period was offset slightly by the decrease in gross margins resulted in a $1,117,448 increase in gross profit. As engineering expenses decreased by $55,694 and selling and general expenses increased by $1,223,837 from the prior comparable period, the Company’s operating income for the six months ended April 30, 2012 decreased by $50,695 to $1,099,473 up from $1,150,168 in the prior comparable six month period. Net income for the six-month period ended April 30, 2012 was $719,560 compared to $758,005 for the same period of the prior year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Securities.  On October 18, 2011, the Company announced that our Board of Directors had authorized a stock repurchase program to use up to $1,250,000 to repurchase shares of the Company’s common stock. The plan allowed purchases to be made from time to time in the open market, negotiated and block transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Rule 10b-18 is a "safe harbor" rule, which allows issuers to repurchase shares of their own stock in the public market, subject to compliance with particular repurchase requirements.

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

February 1, 2011 through February 29, 2012	56,966	$3.88	56,966	$139,169
March 1, 2012 through March 31, 2012	35,428	$3.81	35,428	$4,049
April 1, 2012 through April 30, 2012	-	$0.00	-	$4,049
Total	92,394		92,394

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

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

RF INDUSTRIES, LTD.

Dated: June 14, 2012	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer

Dated: June 14, 2012	By:	/s/ James Doss
James Doss
President and Chief Financial Officer

