Form 10-Q
period 2012-07-31
R F INDUSTRIES LTD
filed 2012-09-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ____________________

Form 10-Q

_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 14, 2012 was 6,919,640.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2012	2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ($420,663 for settlement of VIE obligations at October 31, 2011)	$5,630,000	$1,760,816
Restricted cash (all related to VIE)	-	66,926
Certificates of deposit	-	4,094,724
Trade accounts receivable, net of allowance for doubtful accounts of $91,776 and $102,736 ($809,120 for settlement of VIE obligations at October 31, 2011)	3,140,107	2,605,965
Inventories ($487,687 for settlement of VIE obligations at October 31, 2011)	6,756,169	6,189,601
Prepaid income taxes	-	572,642
Other current assets ($33,263 for settlement of VIE obligations at October 31, 2011)	594,451	511,832
Deferred tax assets ($42,100 for settlement of VIE obligations at October 31, 2011)	610,700	610,700
TOTAL CURRENT ASSETS	16,731,427	16,413,206

Property and Equipment:
Land and building ($1,548,100 of collateral for VIE obligations at October 31, 2011)	-	1,548,100
Equipment and tooling ($305,399 for settlement of VIE obligations at October 31, 2011)	2,291,118	2,938,388
Furniture and office equipment ($16,150 for settlement of VIE obligations at October 31, 2011)	615,274	575,586
	2,906,392	5,062,074
Less accumulated depreciation	1,700,857	2,619,336
TOTALS	1,205,535	2,442,738

Goodwill	3,076,023	3,076,023
Amortizable intangible assets, net	1,682,265	1,866,171
Non-amortizable intangible assets	410,000	410,000
Note receivable from stockholder	66,980	66,980
Other assets ($70,668 for settlement of VIE obligations at October 31, 2011)	32,159	102,828
TOTAL ASSETS	$23,204,389	$24,377,946

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2012	2011
	(Unaudited)	(Note 1)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,182,048	$521,174
Accrued expenses	1,690,614	1,579,445
Mortgages payable ($1,394,230 recourse limited to VIE creditors at October 31, 2011)	-	1,394,230
Income taxes payable	138,846	-
TOTAL CURRENT LIABILITIES	3,011,508	3,494,849

Deferred tax liabilities	1,072,202	1,072,202
Other long-term liabilities	25,862	132,867
TOTAL LIABILITIES	4,109,572	4,699,918

COMMITMENTS AND CONTINGENCIES

EQUITY
RF Industries, Ltd. and Subsidiary:
Common stock - authorized 20,000,000 shares of $0.01 par value; 6,889,424 and 7,110,507 shares issued and outstanding	68,894	71,105
Additional paid-in capital	11,682,155	11,382,605
Retained earnings	7,343,768	8,010,701
Total RF Industries, Ltd. and Subsidiary	19,094,817	19,464,411
Noncontrolling interest	-	213,617
TOTAL EQUITY	19,094,817	19,678,028
TOTAL LIABILITIES AND EQUITY	$23,204,389	$24,377,946

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Net sales	$7,472,413	$4,947,753	$19,703,354	$13,479,610

Cost of sales	4,118,576	2,532,204	10,825,345	6,657,337

Gross profit	3,353,837	2,415,549	8,878,009	6,822,273

Operating expenses:

Engineering	261,322	274,156	835,084	903,612

Selling and general	1,998,349	2,141,268	5,847,438	4,768,368

Totals	2,259,671	2,415,424	6,682,522	5,671,980

Operating income	1,094,166	125	2,195,487	1,150,293

Other income - interest	10,813	1,497	35,836	22,743

Income before provision for income taxes	1,104,979	1,622	2,231,323	1,173,036

Provision for (benefit from) income taxes	369,693	(63,072)	776,477	350,337

Consolidated net income	735,286	64,694	1,454,846	822,699

Net income attributable to VIE	-	1,243	1,848	1,243

Net income attributable to RF Industries, Ltd. and Subsidiary	$735,286	$63,451	$1,452,998	$821,456
Basic earnings per share:
Consolidated net income	$.11	$.01	$.21	$.13
Net income attributable to VIE	$.00	$.00	$.00	$.00
Net income attributable to RF Industries, Ltd. and Subsidiary	$.11	$.01	$.21	$.13

Diluted earnings per share:
Consolidated net income	$.10	$.01	$.19	$.12
Net income attributable to VIE	$.00	$.00	$.00	$.00
Net income attributable to RF Industries, Ltd. and Subsidiary	$.10	$.01	$.19	$.12

Basic weighted average shares outstanding	6,867,073	6,486,577	6,914,450	6,131,944
Diluted weighted average shares outstanding	7,625,085	7,463,169	7,657,546	7,085,996
Dividends paid and payable	$343,178	$2,313,354	$1,038,408	$2,528,675

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31

(UNAUDITED)

	2012	2011
OPERATING ACTIVITIES:
Consolidated net income	$1,454,846	$822,699
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt (recovery) expense adjustment	19,973	(2,181)
Depreciation and amortization	457,151	229,108
Stock-based compensation expense	163,804	165,368
Excess tax benefit from stock-based compensation	(73,133)	(216,911)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	4,471	(5,643)
Trade accounts receivable	(554,115)	505,918
Inventories	(566,568)	(1,241,580)
Other current assets	(106,420)	(397,245)
Accounts payable	660,874	(388,477)
Income taxes payable	784,621	93,002
Accrued expenses	111,450	212,205
Other long-term liabilities	(107,005)	(156,530)
Net cash provided by (used in) operating activities	2,249,949	(380,267)

INVESTING ACTIVITIES:
Acquisition of business (Cables Unlimited)	-	(2,800,000)
Purchase of certificates of deposit	-	(4,650,744)
Maturity of certificates of deposit	4,094,724	3,904,000
Capital expenditures	(502,830)	(271,399)
Net cash provided by (used in) investing activities	3,591,894	(3,818,143)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	141,340	814,697
Excess tax benefit from stock-based compensation	73,133	216,911
Purchase of treasury stock	(1,143,243)	-
Principal payments on long-term liabilities	(5,481)	(5,122)
Dividends paid	(1,038,408)	(387,608)
Net cash provided by (used in) financing activities	(1,972,659)	638,878

Net increase (decrease) in cash and cash equivalents	3,869,184	(3,559,532)

Cash and cash equivalents, beginning of period	1,760,816	4,728,884

Cash and cash equivalents, end of period	$5,630,000	$1,169,352

Supplemental cash flow information:
Income taxes paid	$595,000	$680,000
Interest paid	$-	$8,982
Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$1,143,243	$-
Stock issuance for acquisition of business (Cables Unlimited)	$-	$2,800,000

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31

(UNAUDITED)

	2012	2011
Dividends payable	$-	$2,141,067
Write-off of fully depreciated fixed assets	$1,108,655	$-
Assets and liabilities of VIE as of January 25, 2012:

Restricted cash	$62,455	$-
Other current assets	$23,801	$-
Property and equipment, net	$1,467,674	$-
Other assets, net	$69,784	$-
Mortgages payable	$1,408,249	$-
Net equity	$215,465	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are normal and recurring have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2011 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2011 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2011 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine month periods ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

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

The following unaudited pro forma financial information presents the combined operating results of RF Industries, Ltd. and Cables Unlimited as if the acquisition had occurred as of the beginning of the three- and nine-month periods in 2011 presented. Pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table:

	(Unaudited) Three Months Ended July 31, 2011	(Unaudited) Nine Months Ended July 31, 2011

Revenue	$5,657,085	$17,053,593
Net income	110,007	920,644

Earnings per share:
Basic	$.02	$.13
Diluted	$.01	$.12

Note 3 - Variable interest entity

The Company’s unaudited condensed consolidated financial statements as of October 31, 2011 reflect consolidation of its variable interest entity, K&K Unlimited, LLC (“K&K”), in accordance with generally accepted accounting principles. K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union (“TFCU”) and Small Business Administration (“SBA”) establishing a direct obligation to absorb any losses of K&K.

In November 2011, the mortgage note to the SBA was paid in full, thereby releasing Cables Unlimited from any guarantee on said note. In addition, Cables Unlimited was released as a guarantor on the mortgage note payable to TFCU, which was repaid through a refinancing on January 25, 2012. Based on these factors, it was determined that Cables Unlimited was no longer the primary beneficiary and has deconsolidated the operations of K&K as of January 25, 2012. As a result, the Company’s unaudited condensed consolidated balance sheet at July 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s unaudited condensed consolidated results of operations for the three and nine months ended July 31, 2012.

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

	July 31, 2012	October 31, 2011

Raw materials and supplies	$2,556,322	$2,023,108
Work in process	233,036	5,425
Finished goods	4,097,811	4,309,914
Less inventory reserve	(131,000)	(148,846)

Totals	$6,756,169	$6,189,601

Purchases of connector products from two major vendors in the nine month period ended July 31, 2012 represented 17% and 13% compared to four major vendors who represented 29%, 16%, 12% and 10% of total inventory purchases for the same period in 2011. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. At July 31, 2012, the effects of the assumed exercise of options to purchase 749,229 shares of the Company’s common stock, at a price range of $3.16 to $3.91 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. At July 31, 2011, the effects of the assumed exercise of options to purchase 420,008 shares of the Company’s common stock, at a price of $3.75 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011

Weighted average shares outstanding for basic net earnings per share	6,867,073	6,486,577	6,914,450	6,131,944

Add effects of potentially dilutive securities -assumed exercise of stock options	758,012	976,592	743,096	954,052

Weighted average shares for diluted net earnings per share	7,625,085	7,463,169	7,657,546	7,085,996

Note 6 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Non-qualified stock options granted during the nine months ended July 31, 2012 vest and are exercisable immediately with an expiration of five years from date of grant. The Company granted a total of 27,000 non-qualified stock options to its directors, 50,000 incentive stock options to the VP of Marketing, and 1,500 incentive stock options to an employee for a total of 78,500 options issued during the nine months ended July 31, 2012. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the nine months ended July 31, 2012 and 2011 was estimated to be $1.23 and $1.08 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Risk-free interest rate	0.41%	0.68%
Dividend yield	4.2%	2.7%
Expected life of the option	3.9 years	3.5 years
Volatility factor	62.79%	51.68%

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

Issuances of common stock by the Company

During the nine months ended July 31, 2012, the Company issued 103,788 shares of common stock and received net proceeds of $141,340 in connection with the exercise of employee stock options.

Company Stock Option Plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2012 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2011	2,099,672	$2.13
Options granted	78,500	$3.74
Options exercised	(103,788)	$1.36
Options canceled or expired	(8,000)	$3.22
Options outstanding at July 31, 2012	2,066,384	$2.22
Options exercisable at July 31, 2012	1,544,140	$2.06
Options vested and expected to vest at July 31, 2012	3,397,716	$2.06

Weighted average remaining contractual life of options outstanding as of July 31, 2012: 3.86 years

Weighted average remaining contractual life of options exercisable as of July 31, 2012: 3.61 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2012: 3.61 years

Aggregate intrinsic value of options outstanding at July 31, 2012: $3,825,552

Aggregate intrinsic value of options exercisable at July 31, 2012: $3,108,978

Aggregate intrinsic value of options vested and expected to vest at July 31, 2012: $8,242,985

As of July 31, 2012, $372,301 of expense with respect to non-vested stock-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 3.73 years.

Stock Option Expense

During the nine-months ended July 31, 2012 and 2011, stock-based compensation expense totaled $163,804 and $165,368, respectively. For the three-months ended July 31, 2012 and July 31, 2011, stock-based compensation expense totaled $43,413 and $23,000, respectively. For the nine months ended July 31, 2012 and 2011, stock-based compensation classified in cost of sales amounted to $41,627 and $30,547 and stock-based compensation classified in selling and general expense amounted to $122,177 and $134,821, respectively.

Note 7 - Concentration of Credit Risk

One customer accounted for approximately 36% and 25% of the Company’s net sales for the three and nine month periods ended July 31, 2012, respectively. One customer accounted for approximately 16% and 18% of the Company’s net sales for the three and nine month periods ended July 31, 2011, respectively.  Although this customer has been an on-going major customer of the Company continuously during the past thirteen years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2012 and 2011:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011

United States	$7,064,430	$4,594,086	$18,592,094	$12,300,852
Foreign countries:
Canada	172,693	124,030	476,351	543,131
Israel	120,131	59,504	237,090	173,295
Mexico	88,607	96,874	322,623	304,453
All other	26,552	73,259	75,196	157,879

	$7,472,413	$4,947,753	$19,703,354	$13,479,610

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended July 31, 2012 and 2011 are as follows:

2012	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$3,870,502	$2,727,791	$570,242	$303,878	$-	$7,472,413
Income (loss) before provision for income taxes	669,315	453,458	116,380	(137,566)	3,392	1,104,979
Depreciation and amortization	59,322	82,111	10,508	1,688		153,629

2011
Net sales	$3,273,835	$909,277	$510,001	$254,640	$-	$4,947,753
Income (loss) before provision for income taxes	(98,849)	88,137	120,609	(118,407)	10,132	1,622
Depreciation and amortization	44,703	73,596	8,251	464		127,014

Net sales, income (loss) before provision for income taxes and other related segment information for the nine months ended July 31, 2012 and 2011 are as follows:

2012	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$10,391,099	$6,007,569	$2,012,035	$1,292,651	$-	$19,703,354
Income (loss) before provision for income taxes	1,154,707	648,193	555,702	(142,898)	15,619	2,231,323
Depreciation and amortization	162,684	257,684	31,525	5,258		457,151

2011
Net sales	$10,144,053	$909,277	$1,808,871	$617,409	$-	$13,479,610
Income (loss) before provision for income taxes	1,135,973	88,137	426,509	(508,961)	31,378	1,173,036
Depreciation and amortization	131,993	73,596	22,303	1,216		229,108

Note 9 - Income taxes

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

The provision for income taxes was 33.5% of income before income taxes for the three months ended July 31, 2012. For the three-month period ended July 31, 2011, the Company had a tax benefit of $63,000. The tax benefit for the three-month period ended July 31, 2011 is primarily due to the Company’s recognition of onetime tax benefits. The provision for income taxes was 34.8% and 29.9% of income before income taxes for the nine months ended July 31, 2012 and 2011, respectively. The increase in the effective income tax rate from period to period for the three months and the increase in the effective income tax rate from period to period for the nine months was primarily driven by the following: a decrease in the rate due to the reversal of the unrecognized tax benefit treated as a discrete item in the three months ended July 31, 2012; a decrease in the rate for a true-up of deductible acquisition costs treated as a discrete item in the three months ended April 30, 2012; an increase in the rate due to a decrease in the amount of research credits resulting from the expiration of the credits on December 31, 2011; and an increase in the rate due to a true-up of research credits treated as a discrete item in the three months ended July 31, 2011. The Company expects its effective tax rate for the current fiscal year to be approximately 42% absent these discrete items.

The total amount of unrecognized tax benefits was $0 as of July 31, 2012 and $79,223 as of October 31, 2011, all of which would impact the effective tax rate if recognized. The $79,223 of unrecognized tax benefits was recorded as a discrete item in the three months ended July 31, 2012 due to the expiration of the Federal and California statute of limitations for the respective 2007 and 2008 tax returns.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2012 and $21,106 October 31, 2011. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and nine months ended July 31, 2012 and 2011, other than the release of accrued interest and penalties related to uncertain tax positions during the three months ended July 31, 2012.

Note 10 - Intangible assets

Intangible assets are comprised of the following:

	July 31, 2012	October 31, 2011
Amortizable intangible assets
Non-compete agreements (estimated life 5 years)	$200,000	$200,000
Accumulated amortization	(45,000)	(15,000)
	155,000	185,000

Customer relationships (estimated life 9.6 years)	1,730,000	1,730,000
Accumulated amortization	(202,735)	(67,579)
	1,527,265	1,662,421

Backlog (estimated life 6 months)	75,000	75,000
Accumulated amortization	(75,000)	(56,250)
	-	18,750
Totals	$1,682,265	$1,866,171

Non-amortizable intangible assets
Trademarks	$410,000	$410,000

Note 11 – Fixed assets

During the three months ended July 31, 2012, the Company wrote off $1,108,655 of fully depreciated equipment and tooling and furnitures and fixtures, which were originally purchased and capitalized prior to fiscal 2005. Management determined these assets to be of no futher use to the Company. The net fixed asset balance for the three and nine month periods ended July 31, 2012 was unaffected by these write-offs.

Note 12 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	July 31, 2012	October 31, 2011

Wages payable	$958,632	$932,398
Accrued receipts	620,752	556,678
Other current liabilities	111,230	90,369

Totals	$1,690,614	$1,579,445

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following:

	July 31, 2012	October 31, 2011

Tax related liabilities	$-	$79,222
Deferred lease liabilities	25,862	53,645

Totals	$25,862	$132,867

 Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $.05 per share for a total of $343,178 during the three months ended July 31, 2012. During the nine months ended July 31, 2012, the Company paid dividends of $.15 per share for a total of $1,038,408. The Company paid dividends of $.025 per share for a total of $172,287 during the three months ended July 31, 2011. The Company paid and declared dividends of $.015, $.02, and $.025 per share for a total of $387,608 during the nine months ended July 31, 2011.

Note 14 - Authorized number of shares of common stock

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

Note 15 - Subsequent events

On August 30, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $.05 per share. The dividend record date is September 30, 2012 and the payment date to stockholders will be October 15, 2012. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

At the annual shareholders meeting held on August 30, 2012, the Company’s shareholders approved the proposal to amend and restate the Company's Articles of Incorporation to remove unnecessary and outdated provisions and to conform the Articles of Incorporation more closely to those of other Nevada public corporations. The Amended and Restated Articles of Incorporation, in the form approved by the shareholders, were filed with the Nevada Secretary of State on August 31, 2012.

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

Another accounting policy that involves significant judgments and estimates is management’s assessment of its non-amortizable intangible asset for impairment. We review our non-amortizable intangible asset for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

Another accounting policy that involves significant judgments and estimates is management’s assessment of goodwill for impairment. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

The Company uses the Black-Scholes model to value the stock option grants which involves significant judgments and estimates.

Overview

The Company markets connectors, cables and related products to numerous industries for use in thousands of products, primarily for the wireless marketplace. In addition, to a limited extent, the Company also provides optical cable installation services on a regional basis from its New York subsidiary. Until the end of fiscal 2010, over 85% of the Company’s sales were historically generated by its RF Cable and Connector segment that designs, manufactures and distributes RF coaxial connectors and cable assemblies. On June 15, 2011, the Company acquired Cables Unlimited, Inc., a company based in Long Island, New York that manufactures fiber optic and power cable products. As a result of the acquisition of Cables Unlimited, the RF Cable and Connector segment’s percentage of the Company’s overall net sales decreased to 53% for the nine-month period ended July 31, 2012; Cables Unlimited contributed 30% of the Company’s total net sales during the same nine-month period. In June 2012, Cables Unlimited introduced its new OptiFlexTM Hybrid Custom Fiber Optic & DC Power Cabling solution, for which it has received substantial orders for deliveries to major wireless carriers. As a result of the introduction of this new product, Cables Unlimited’s percentage of the Company’s overall net sales is expected to increase in the coming year. The two other segments of the Company include the Medical Cabling and Interconnect segment (consisting of the Bioconnect division), and the RF Wireless segment (consisting of the RadioMobile and RF Neulink divisions). The Medical Cabling and Interconnect segment and the RF Wireless segment contributed 10% and 7%, respectively, to the Company’s net sales for the nine-month period ended July 31, 2012. In November 2011, RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment. A majority of the Los Angeles County contract is expected to be delivered and installed in the two fiscal quarters following July 31, 2012. Accordingly, the percentage of the Company’s net sales contributed by RF Wireless during the next two fiscal quarters is expected to significantly increase.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar arrangements should the Company need to obtain additional capital. Management’s beliefs that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of July 31, 2012, the amount of cash and cash equivalents was equal to $5,630,000 in the aggregate.

•	As of July 31, 2012, the Company had $16,731,000 in current assets, and $3,012,000 in current liabilities.

•	As of July 31, 2012, the Company had no outstanding indebtedness (other than accounts payable and accrued expenses).

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

As of July 31, 2012, the Company had a total of $5,630,000 of cash and cash equivalents, which included cash it holds as a result of the maturity of all of its certificates of deposit. As of October 31, 2011, the Company had $1,760,816 of cash and cash equivalents and $4,094,724 of certificates of deposit. At the end of the nine-month period ended July 31, 2012, the Company had working capital of $13,719,919 and a current ratio of approximately 6:1. The sum of cash and cash held on July 31, 2012 increased from the amounts held on October 31, 2011 due primarily to maturities of $4,094,724 certificates of deposit, which funds have not yet been re-invested in new certificates of deposit or other similar investments. This increase in cash was partially offset by (i) $502,830 of capital expenditures, (ii) $1,038,408 of dividends paid by the Company during the nine-month period ended July 31, 2012, and (iii) the repurchase of $1,143,243 of the Company’s common stock during the most recent nine-month period. During the three months ended July 31, 2012, the Company wrote off $1,108,655 of fully depreciated equipment and tooling and furnitures and fixtures, which were originally purchased and capitalized prior to fiscal 2005. Management determined these assets to be of no futher use to the Company. The net fixed asset balance was unaffected by these write-offs.

The Company recognized net income of $1,454,846 for the nine months ended July 31, 2012 and had $2,249,949 of cash provided by operating activities. Cash from operations was greater than net income primarily due to an increase in outstanding accounts payable and income taxes payable. During the nine months ended July 31, 2012, the Company had an increase of $554,115 in accounts receivable, used $566,568 for the purchase of inventory, and used $106,420 for prepaid expenses and inventory deposits. These outlays were partially offset by a decrease of $572,642 in prepaid income taxes, increased accounts payable of $660,874, and increased accrued expenses of $111,450, which resulted in cash provided by operating activities of $2,249,949 during the nine months ended July 31, 2012. The Company increased its inventory purchases because of increased sales and because it received volume discounts from some of its inventory vendors.

The Company received proceeds of $4,094,724 from the maturity of its certificates of deposit and spent $502,830 on capital expenditures during the nine months ended July 31, 2012. Net cash used in financing activities decreased cash by $1,972,659 due primarily to the repurchase of $1,143,243 of the Company’s common stock and dividends paid of $1,038,408, which was partially offset by the receipt of $141,340 from the exercise of stock options and $73,133 of excess tax benefits from stock-based compensation during the nine months ended July 31, 2012.

Trade accounts receivable (net of allowances for doubtful accounts) at July 31, 2012 increased approximately 20%, or $534,142 to $3,140,107 compared to the October 31, 2011 balance of $2,605,965 because of the 46% increase in net sales during the nine months ended July 31, 2012.

Inventories at July 31, 2012 increased by 9%, or $566,568 to $6,756,169 compared to $6,189,601 at October 31, 2011. The increase in inventories reflects the increase in inventory purchases due to actual and anticipated sales increases.

Other current assets, including prepaid expenses and deposits increased by 16%, or $82,619 to $594,451 compared to $511,832 at October 31, 2011 and relate primarily to charges incurred on prepaid insurance and software maintenance contracts, advertising, rent, and inventory purchases.

Accounts payable combined with accrued expenses at July 31, 2012 increased $772,043 to $2,872,662 from $2,100,619 on October 31, 2011. The primary reason for the increase is attributable to an increase in inventory related purchases in accounts payable at July 31, 2012 compared to October 31, 2011. Of this increase in payables and accrued liabilities, $719,772 relates to the Cables Unlimited segment and is again due to the significant increase in sales during the three month period ended July 31, 2012 when compared to the comparable period of the prior fiscal year for this operating unit.

The above cash flow changes are net of the effects of the deconsolidation of K&K Unlimited, LLC, which was completed in the first quarter of the current fiscal year.

Results of Operations

Three Months Ended July 31, 2012 vs. Three Months Ended July 31, 2011

Net sales in the fiscal quarter ended July 31, 2012, increased 51% or $2,524,660 to $7,472,413 from $4,947,753 in the comparable fiscal quarter of prior year due to an increase in sales at all four of the Company’s segments. The largest contributor to the increase in net sales was Cables Unlimited. Since Cables Unlimited was acquired on June 15, 2011, the three month period ended July 31, 2011 included only six weeks of Cables Unlimited sales. Sales recognized from Cables Unlimited also increased as a result of the new sales generated by that subsidiary from the sale of its new OptiFlexTM Hybrid Custom Fiber Optic & DC Power Cabling solution that was commercially released in June 2012. As a result of both the longer period of operations and the increased sales from the OptiFlexTM Hybrid Custom Fiber Optic & DC Power Cabling solution sales of the Cables Unlimited segment increased by $1,818,514 to $2,727,791 in the three month period ended July 31, 2012 compared with sales of $909,277 of the prior year comparable period. Sales of the RF Connector and Cable segment increased by 18% or $597,667 from the prior year’s comparable period ended July 31, 2011 due to increases in sales at all three of that segment’s divisions. As a result of the Company’s continued success in marketing its larger selection of medical cabling products, sales of the Medical Cabling and Interconnect segment increased by 12% or $60,241 from the prior year comparable period. Sales of the RF Wireless segment increased by 19% or $49,238 compared to the three month period ended July, 2011 due in part to revenues recognized relating to the $2.6 million LA County Fire Department contract that the RF Wireless segment received in November 2011, as well as increased sales of RF Neulink wireless products. Most of the revenues from the Los Angeles County Fire Department contract are expected to be recognized in the last remaining quarter of the current fiscal year and in the first fiscal quarter of the next fiscal year. As a result of increased sales at all three of the Company’s segments and the addition of the Cables Unlimited business, the percentage of total sales generated by the RF Connector and Cable assembly segment decreased to 52% of total sales in the three month period ended July 31, 2012, from 66% of total sales in the comparable quarter of prior year.

Domestic sales increased significantly by $2,470,344 to $7,064,430 from $4,594,086 in the comparable period of the prior fiscal year, primarily due to the addition of Cables Unlimited and its sales of its new fiber optic cable assemblies. Foreign sales during the fiscal quarter ended July 31, 2012 increased to $407,983 compared to foreign sales of $353,667 during the fiscal quarter ended July 31, 2011, due to an increase in cable assembly sales to two Cables Unlimited segment customers located in Canada. Foreign sales represented approximately 5% and 7% of the Company’s net sales during the fiscal quarters ended July 31, 2012 and 2011, respectively.

The Company’s gross profit as a percentage of sales decreased to 45% during the current fiscal quarter ended July 31, 2012 compared to 49% in the comparable quarter of prior fiscal year. The decrease in the Company’s gross profit percentage reflects the impact of lower margins at the Cables Unlimited segment (which contributed 37% of net sales during the current fiscal quarter ended July 31, 2012 compared to 18% in the same quarter last year). Before its acquisition, Cables Unlimited had historically operated at an average gross margin of 32%. Since its acquisition and subsequent business improvements being implemented, this segment has averaged a gross margin of approximately 34%. The gross margins at the Company’s RF Cable and Connector division were 54%, which is approximately the gross margin it has previously maintained. However, because third quarter fiscal 2012 sales at Cables Unlimited grew to 37% of total Company sales compared to 18% of net sales last year, the Company’s overall gross margin percentage was negatively impacted. Furthermore, the gross profit margin of the Medical Cabling and Interconnector segment decreased by 2% to 39% compared to 41% in the comparable fiscal quarter of prior year due to rising costs of certain of its raw materials. Also, the gross margin of the RF Wireless segment decreased 13% to 26% compared to 39% in the comparable fiscal quarter of prior year due primarily to delays on shipment of product relating to the LA County Fire Department contract.

Engineering expenses decreased 5%, or $12,834, to $261,322 from $274,156 in the comparable quarter of fiscal 2011 due to the fact that research and development efforts have slightly decreased as projects in prior years have been completed and current projects are not incurring a comparable rate of charges.

Despite the 51% increase in net sales, selling and general expenses decreased 7% or $142,919 in the current fiscal quarter ended July 31, 2012 to $1,998,349 from $2,141,268 in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses compared to these expenses last year was due primarily to the fact that selling and general expenses in the 2011 period were significantly increased by one-time charges related to (i) the acquisition of Cables Unlimited (such as investment banker fees, additional legal fees, additional accounting and audit fees, appraiser fees, and other travel costs), and (ii) additional professional fees in evaluating and responding to requests made by one of the Company’s larger shareholders. No such expenses were incurred in the fiscal quarter ended July 31, 2012.

As a result of the significant increase in net sales and a slight decrease in selling and general expenses, income before the provision (benefit) for income taxes during the three months ended July 31, 2012 increased by $1,103,357 to $1,104,979 from $1,622 in the three months ended July 31, 2011.

The provision (benefit) for income taxes during the third quarter of fiscal 2012 was $369,693, representing an effective tax rate of 33%. During the comparable fiscal quarter last year, the Company realized a tax benefit of $63,072 due to the Company’s recognition of one-time tax benefits. The Company recognized approximately $137,000 of net tax benefits for uncertain tax positions where the statute of limitations expired during the three month period ended July 31, 2011. Also, the Company received state tax refunds totaling $73,246 during the three month period ended July 31, 2011. The Company did recognize an additional $79,223 for uncertain tax positions where the statute of limitations expired during the three month period ended July 31, 2012.

With the significant increase of $2,524,660 in net sales in the third quarter of fiscal 2012, gross profit increased by $938,288 from the comparable quarter of fiscal 2011. As a result, the Company’s operating income for the three months ended July 31, 2012 increased by $1,094,041 to $1,094,166 compared to $125 for the three months ended July 31, 2011. The third quarter of fiscal 2011 included significant Cables Unlimited related acquisition expenses, which resulted in minimal operating income. As such, consolidated net income for the three months ended July 31, 2012 was $735,286 compared to $64,694 in the comparable period of the prior fiscal year.

Nine Months Ended July 31, 2012 vs. Nine Months Ended July 31, 2010

Net sales in the nine month period ended July 31, 2012 increased significantly by $6,223,744 to $19,703,354 from $13,479,610 in the comparable period of the prior fiscal year due to an increase in sales at all four of the Company’s segments. Sales of the Cables Unlimited segment contributed $6,007,569 to total Company sales for the nine months ended July 31, 2012 compared to $909,277 for the comparable period of the prior fiscal year. During the nine-month period of fiscal 2011, the Company owned Cables Unlimited for only six weeks, which resulted in the comparatively smaller revenue contribution by that new subsidiary. Although the addition of Cables Unlimited was the largest contributor to the increase in net sales for the current fiscal period, net sales also increased due to increased net sales at all of the Company’s other operating segments. Sales of the Company’s RF Connector and Cable segment increased by $247,046 compared to the comparable fiscal period in 2011. This increase was due to a $560,497 increase in sales at the Connector division, which was partially offset by decreases of $258,467 and $54,984 at the Aviel and Oddcables divisions, respectively. The Company is continuing recent increased efforts designed to improve sales at these underperforming divisions. Sales of the Medical Cabling and Interconnect segment increased by $203,164 from the prior period and sales at the RF Wireless segment increased by $675,242 from the prior comparable period ended July 31, 2011. Sales of the RF Wireless segment increased primarily due to revenues recognized under the LA County Fire Department contract to upgrade is wireless system that was awarded in November 2011, as well as a significant increase in sales of radio modems at the Neulink division.

Domestic sales increased significantly by $6,291,242 to $18,592,094 from $12,300,852 in the prior year comparable period, primarily due to the addition of Cables Unlimited and its sales of its new fiber optic cable assemblies. The domestic sales growth was partially offset by decreased foreign sales. Foreign sales during the nine months ended July 31, 2012 decreased by $67,498 to $1,111,260 compared to foreign sales of $1,178,758 during the nine months ended July 31, 2011 primarily due to a decrease in cable assembly sales to several major international customers in Canada and other various countries. Foreign sales represented approximately 6% and 9% of the Company’s net sales during the nine months ended July 31, 2012 and 2011, respectively. The decrease in foreign sales in the current period as a percentage of overall sales is also due to the fact that substantially all of Cables Unlimited’s customers are located in the United States, which has increased the overall percentage of domestic sales of the Company compared to the comparable period of prior year.

The Company’s gross profit as a percentage of sales decreased 6% to 45% during the nine month period ended July 31, 2012 compared to 51% in the comparable nine month period of prior year. The decrease in the Company’s gross profit percentage relates to the impact of the Cables Unlimited 35% gross margin on the overall Company gross margin for the nine month period ended July 31, 2012. Before its acquisition, Cables Unlimited had historically operated at a 32% gross margin. Since its acquisition and subsequent business improvements being implemented, this segment averaged a gross margin of approximately 35% during the nine months ended July 31, 2012. The gross margin of the RF Connector and Cable Assembly segment decreased by 2% to 52% from 54% in the comparable nine month period of prior year due to increased raw material costs and higher labor costs, while the gross profit margin of the Medical Cabling and Interconnector segment increased by 3% to 42% from 39% in the prior comparable period due to a higher volume of sales and its related effect on certain fixed costs of sales. The gross margin of the RF Wireless segment remained unchanged at 42% for the nine month period ended July 31, 2012 compared to the nine-month period ended July 31, 2011. As a result of increased sales and profits at the Cables Unlimited, Medical Cabling and Interconnector, and RF Wireless segments, sales of the RF Connector and Cable assembly segment accounted for only 61% of the Company’s total gross profit margin in the current nine month period, compared to 81% of the Company’s total sales in the comparable nine month period of prior year.

Engineering expenses decreased 8% or $68,528 to $835,084 from $903,612 in the comparable nine month period of the prior fiscal year due to the fact that research and development efforts have slightly decreased as projects in prior years have been completed and current projects are not incurring a comparable rate of charges.

Selling and general expenses increased 23% or $1,079,070 to $5,847,438 from $4,768,368 in the comparable nine month period of the prior fiscal year. The increase in selling and general expenses was primarily due to the addition of expenses incurred at the Cables Unlimited segment (the current period includes nine months of selling and general expenses incurred at our Cables Unlimited subsidiary compared to six weeks of such expenses during the nine-month period ended July 31, 2011.

The increase in net sales and the resulting increase in gross profits were partially offset by the increase in selling and general expenses. As a result, operating income during the nine months ended July 31, 2012 increased by 91% or $1,045,194 to $2,195,487 from $1,150,293 in the comparable nine month period of the prior fiscal year.

The provision for income taxes during the nine months ended July 31, 2012 was $776,477 (or a combined estimated Federal and state income tax rate of approximately 35%), compared to $350,337 in the nine months ended July 31, 2011 (or a combined estimated Federal and state income tax rate of approximately 30%). The increase in the effective income tax rate from period to period for the three months and the increase in the effective income tax rate from period to period for the nine months was primarily driven by the following: a decrease in the rate for a true-up of deductible acquisition costs treated as a discrete item in the three months ended April 30, 2012; an increase in the rate due to a decrease in the amount of research credits resulting from the expiration of the credits on December 31, 2011; an increase in the rate due to a true-up of research credits treated as a discrete item in the three months ended April 30, 2011; and a decrease in the rate due to the reversal of the unrecognized tax benefit treated as a discrete item in the three months ended July 31, 2012. The Company expects its effective tax rate for the current fiscal year to be approximately 42% absent these discrete items.

The significant increase in net sales in the nine months ended July 31, 2012 compared to prior year’s nine month period was offset slightly by the decrease in gross margins resulting in a $2,055,736 increase in gross profit. As engineering expenses decreased by $68,528 and selling and general expenses increased by $1,079,070 from the prior comparable period, the Company’s operating income for the nine months ended July 31, 2012 increased by $1,045,194 to $2,195,487 up from $1,150,293 in the comparable nine month period of the prior fiscal year. Consolidated net income for the nine months ended July 31, 2012 was $1,454,846 compared to $822,699 for the same period of the prior fiscal year.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

 Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 14, 2012 announcing the financial results for the fiscal quarter ended July 31, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Dated: September 14, 2012	By:	/s/ Howard F. Hill
Howard F. Hill,
Chief Executive Officer

Dated: September 14, 2012	By:	/s/ James Doss
James Doss
President and Chief Financial Officer

