Form 10-K
period 2012-10-31
R F INDUSTRIES LTD
filed 2013-01-22
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number 0-13301

RF INDUSTRIES, LTD.

(Name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $25,724,291.

On January 14, 2013, the Registrant had 7,215,020 outstanding shares of Common Stock, $.01 par value.

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

General

RF Industries, Ltd., together with its wholly-owned subsidiary (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables.  The Company’s wireless operations also design, manufacture and sell radio-frequency (RF) wireless modems and provide mobile management solutions for wireless networks. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following seven divisions. The five interconnect product divisions consist of the following: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) the Oddcables.com Division primarily sells coaxial, fiberoptic, and other connectors and cable assemblies on a retail basis to local multi-media and communications customers; (iv) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; and (v) the Cables Unlimited Division manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment. The Cables Unlimited Division is a Corning Cables Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. The two wireless products and systems divisions consist of the following: (i) The Neulink Division is engaged in the design, manufacture and sale of RF data links and wireless modems for receiving and transmitting control signals for remote operation and monitoring of equipment, personnel and monitoring services; and (ii) the RadioMobile Division is an original equipment manufacturer (OEM) provider of end-to-end mobile management solutions implemented over wireless networks that supplement the operations of the Company’s Neulink division.

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

Operating Divisions

Connector and Cable Division   The Connector and Cable Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems.  Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s Connector and Cable Division typically carries over 1,200 connectors, adapters, tools, assembly, test and measurements kits.  The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are, however, dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products.

The Company designs its connectors at its headquarters in San Diego, California. However, most of the RF connectors are manufactured by third party foreign manufacturers located in Asia.

The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has historically generated, and continues to generate the majority of the Company’s net sales and net income. However, as a result of the acquisition of Cables Unlimited, and growth of that division, plus the continued growth of a number of the other divisions, the Connector and Cable Division no longer represents a majority of the Company’s revenues and no longer generates a majority of the Company’s net income. During the current fiscal year, the Connectors and Cable Assembly segment represented approximately $14,176,000, or approximately 47% of the Company’s net sales.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies manufactured for the Cable and Connector Division are manufactured at the Company’s California facilities using state of the art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations. The Company launched its cable assembly operations in 2000, and cable assembly products constituted the third largest source of revenues for the Company during the fiscal year ended October 31, 2012.

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

Cables Unlimited Division On June 15, 2011, RF Industries, Ltd. acquired all of the issued and outstanding capital stock of Cables Unlimited, Inc., a New York corporation. The Cables Unlimited division is an established custom cable manufacturer based in Yaphank, New York. Cables Unlimited, Inc. is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. The products manufactured by Cables Unlimited, Inc. include custom and standard fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment. During 2012, Cables Unlimited introduced a new cabling product known as OptiFlex. The OptiFlex cable is a hybrid power and communications cable designed and built for wireless service providers who are updating their networks to 4G technologies such as WiMAX, LTE and other technologies.

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

Cables Unlimited Products

Cables Unlimited is an International Standards Organization (ISO) approved factory that manufactures custom cable assemblies. Cables Unlimited is also a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for telecommunications, computer, LAN, automotive and medical equipment companies. Cables Unlimited also provides fiber optic and cable installation services in the New York regional area. Service revenues represented approximately 7% of Cables Unlimited’s total revenues for the fiscal year ended October 31, 2012. During the fiscal year ended October 31, 2012, Cables Unlimited developed and commercially released a cabling solution for wireless service providers engaged in upgrading their cell towers for 4G technologies. The custom hybrid cable, called OptiFlex, is significantly lighter and possesses greater flexibility than cables previously used for wireless service.

The acquisition of Cables Unlimited in 2011 gives the Company the ability to offer a broad range of interconnect products and systems that the Company’s largest customers had sought, but that the Company previously was unable to provide. These interconnect systems have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. The Company intends to actively market its ability to provide these fiber optic interconnect solutions to its larger customers.

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

The products sold by the RF Neulink Division include both its own products and products of other manufacturers that are distributed by the Neulink Division. Current applications in use for Neulink products are various and include seismic and volcanic monitoring, industrial remote censoring/control in oil fields, pipelines and warehousing, lottery remote terminals, various military applications, remote camera control and tracking, perimeter and security system control/monitoring, water and waste management, inventory control, HVAC remote control and monitoring, biomedical hazardous material monitoring, fish farming automation of food dispensing, water aeration and monitoring, remote emergency generator startup and monitoring, and police usage for mobile warrant database access. The Federal Communications Commission (FCC) has mandated that, as of January 1, 2013, all public safety and business industrial land mobile radio systems operating in the 150-174 MHz (VHF) and 421-512 MHz (UHF) radio bands must cease operating using 25 kHz radio systems technology, and must begin operating using at least 12.5 kHz. Systems using the 25kHz systems were to be replaced by the end of 2012. RF Neulink designs and manufactures wireless radio modems that comply with the FCC’s narrowband mandate as systems are still being replaced to comply with the FCC mandate.

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

In November 2011, the RadioMobile Division was awarded a $2.6 million contract from the Los Angeles County Fire Department for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment. Under this contract, RadioMobile is required to replicate the County's existing technology and simultaneously implement a high speed data solution satisfying FCC Narrowband requirements. RadioMobile is required to perform this wireless upgrade without downtime, without interrupting emergency services and without the provision of additional frequencies or wireless sites during the transition period. RadioMobile’s mobile applications are required to exactly mimic the Fire Department’s current Cathode Ray Tube-based 1985 functions, thereby eliminating retraining expenses for thousands of fire personnel. The L.A. County Fire Department agreement is expected to be completed during the first calendar quarter of 2013. As of October 31, 2012, RadioMobile has generated approximately $1.6 million of revenues associated with the Los Angeles County contract.

Foreign Sales

Direct export sales by the Company to foreign customers accounted for $1,611,000 or approximately 5% of Company’s sales for the fiscal year ended October 31, 2012.  Foreign sales accounted for $2,103,000 or approximately 11% of Company’s sales for the fiscal year ended October 31, 2011. The majority of the export sales during these periods were to Canada, Israel and Mexico. Foreign sales orders from individual customers tend to be larger than U.S. product orders and therefore have a larger impact on the Company’s sales.

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

The Aviel Division sells its products to its own customers and to customers referred through the Connector and Cable Division. The Aviel and Connector and Connector divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

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

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors and for all the components of its Neulink products. However, virtually all of the RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2012 were assembled by that division at the Company’s facilities in California. The Neulink products are assembled at the Company’s California facilities. The Connector and Cable Division has its cables manufactured at numerous International Standards Organization (ISO) approved factories with plants in the United States and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors, cable and Neulink products, the Company does have long-term purchasing relationships with these manufacturers. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies and certain of the components of its Neulink products. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies. However, the third party manufacturers of the Neulink products are solely responsible for design work related to the manufacture of the Neulink Division’s products. Neulink products are manufactured by numerous manufacturers in the United States, and the Company is not dependent on one or a few manufacturers for its Neulink products.

The Bioconnect Division has designed and manufactured its own products for over 24 years (including as an unaffiliated company before being acquired by the Company in 2000). Bioconnect products are manufactured by the Company at its own California facilities. The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

The Aviel Electronics Division manufactures connectors at its Las Vegas, Nevada manufacturing facility. The Aviel Electronics Division has designed and manufactured its own products for over 50 years (including as an unaffiliated company before being acquired by the Company in August 2004). The manufacturing process for the Aviel connectors includes all aspects of the product from design, tooling, fabrication, assembly and testing. The Aviel Electronics product line produces its connector products for low volume custom manufacturing uses, for the military, aerospace, communications and other unique applications.

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

Cables Unlimited manufactures its custom cable assemblies, adapters and electromechanical wiring harnesses and other products in its Yaphank, New York manufacturing facility. Cables Unlimited is an International Standards Organization (ISO) approved factory, as well as a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty. Cables Unlimited outsources the assembly of a portion of its new OptiFlex cable to a third party manufacturer. The final assembly and termination of the OptiFlex cable is completed by Cables Unlimited at its Yaphank, New York facilities.

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

Employees

As of October 31, 2012, the Company employed 178 full-time employees, of whom 57 were in accounting, administration, sales and management, 116 were in manufacturing, distribution and assembly, and five were engineers engaged in design, engineering and research and development. The employees are based at the Company’s offices in San Diego, California (113 employees), Las Vegas, Nevada (8 employees), and Yaphank, New York (57 employees). The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The newly acquired Cables Unlimited Division employs three cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Research and Development

The Company’s research and development activities are intended to produce new proprietary products that it can market to the wireless connectivity industry. The Company expended approximately $470,000 for research and development activities in fiscal year ended October 31, 2012. Research and development expense during the fiscal year ended October 31, 2011 were approximately $622,000.

In addition to research and development activities, the Company also invested approximately $1,288,000 during the past two fiscal years in engineering. Engineering activities consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general.  Engineering work is often carried out in collaboration with the Company’s customers.

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

Because RadioMobile’s customers include municipalities and other governmental agencies, RadioMobile’s warranties and related agreements depend on the governmental agencies’ requirements. For example, under its agreement with Los Angeles County, RadioMobile is required to correct all defects for all service/products it provided and is required to make spare parts available to Los Angeles County for two years after the equipment is first delivered and installed.

Competition

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $46-$47 billion in 2012. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented, with no one competitor having over a 15% share of the total market. Many of the competitors of the Connector and Cable Division have significantly greater financial resources and broader product lines. The Connector and Cable Division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

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

Neulink competes with various manufacturers of wireless communications equipment for the industrial market, include large companies such as Microwave Data Systems (a subsidiary of General Electric) and Data Radio. Although a number of larger firms could enter Neulink’s markets with similar products, Neulink’s strategy is focused on serving and providing specific hardware and software combinations with the goal of exploiting selected “niche” wireless markets and applications. While the Neulink Division’s competitors offer products that are substantially similar to Neulink’s radio modems, the Neulink Division tries to enhance its competitive position by offering additional product support services before, during, and after the sale.

RadioMobile competitors include Motorola, Intergraph, Northrop Grumman, Panasonic, and cellular providers including Verizon Wireless and AT&T. RadioMobile’s strategy is focusing on providing cost effective mobile data network solutions for small to medium size customers.

Cables Unlimited competes on the basis of product quality, custom design, service, delivery time and value-added support to its customers. Since Cables Unlimited is a Corning Cables System CAH Connections Gold Program member, it is one of 14 other companies permitted to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. At present, there are no other companies that manufacture a product that is similar to the Optiflex hybrid fiber optic cable assemblies for use by wireless service providers.

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

The Company Is Highly Dependent Upon The RF Connector and Cable Assembly and Cables Unlimited Segments, And Any Major Decline In Those Divisions’ Operations Would Negatively Affect The Company As A Whole.

Of the Company’s four operating segments, the RF Connector and Cable Assembly segment and the Cables Unlimited segment collectively accounted for approximately 83% and 85% of the Company’s total sales for the fiscal years ended October 31, 2012 and 2011, respectively. While the Company expects that the RF Connector and Cable Assembly segment will continue to generate the largest percentage of the Company’s revenues for the near future, the Cables Unlimited segment has grown significantly in fiscal 2012 with the introduction of its new product, Optiflex. Accordingly, because these two segments represent such a large portion of the Company’s revenues and profits, an adverse change in the operations of either of these two segments could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable and the Cables Unlimited segments are described below.

Difficult Conditions In The Global Economy In General Have Adversely Affected the Company’s Business And Results Of Operations And It Is Uncertain If These Conditions Will Improve In The Near Future, And They May Worsen.

A prolonged economic downturn, both in the U.S. and worldwide, could lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect the Company’s results of operations, financial condition and cash flows. Slowing economic activity, particularly in the telecommunication and data communication and wireless communications industries that represent the Company’s largest target market, may adversely impact the demand for the Company’s products. If the current economic condition continues or deteriorates, the Company’s results could be adversely affected in the future. There could be a number of other adverse follow-on effects from the credit crisis on the Company’s business, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

The Company Depends On Third-Party Contract Manufacturers For A Majority Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company’s Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

Substantially all of the Company’s RF Connector products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and China, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

During fiscal 2012, approximately 50% of Cables Unlimited’s revenues were generated from sales of its new OptiFlex cable. Currently, all of the Optiflex cables are bundled by a third-party supplier before the cables are finally completed by Cables Unlimited. Cables Unlimited relies on this third party manufacturer to procure components for and assemble the Optiflex bundled cable on a timely and cost-efficient basis. If this supplier is unable to complete the procurement and assembly on a timely basis, Cables Unlimited will not be able to deliver its OptiFlex cable in time to meet customer deadlines, or at all. In addition, the fiber optic cable utilized in the bundled Optiflex is obtained from a single source. If Cables Unlimited and its third party manufacturing partner are unable to obtain adequate supplies of fiber optic products on a timely and cost-efficient basis, Cables Unlimited’s sales of OptiFlex cables would be disrupted and its net revenue and profitability would be materially impacted.

The Company’s Dependence On Third-Party Manufacturers Increases The Risk That It Will Not Have An Adequate Supply Of Products Or That Its Product Costs Will Be Higher Than Expected.

The risks associated with the Company’s dependence upon third parties which develop and manufacture and assemble the Company’s products, include:

·	reduced control over delivery schedules and quality;

·	risks of inadequate manufacturing yields and excessive costs;

·	the potential lack of adequate capacity during periods of excess demand; and

·	potential increases in prices due to raw material and/or labor costs.

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

The Company’s sales efforts are primarily affected through independent distributors. Sales through independent distributors accounted for approximately 52% of the net sales of the Company for the fiscal year ended October 31, 2012. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 33% of the total sales of the Company for the fiscal year ended October 31, 2012. Although this customer has been an on-going major customer of the Company for at least the past 10 years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Certain of The Company’s Markets Are Subject To Rapid Technological Change, So the Company’s Success In These Markets Depends On Its Ability To Develop And Introduce New Products.

Although most of the Company’s products have a stable market and are only gradually phased out, the Company’s principal markets, the wireless digital transmission markets, are characterized by:

·	rapidly changing technologies;

·	evolving and competing industry standards;

·	short product life cycles;

·	changing customer needs;

·	emerging competition;

·	frequent new product introductions and enhancements; and

·	rapid product obsolescence.

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

The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the connector and communications markets in which the Company’s products are sold are intensely competitive. A failure to effectively compete in this market could result in an immediate and substantial loss of revenues and market share. Because most of the Company’s sales are derived from products that are not proprietary or that can be used to distinguish the Company from its competitors, the Company’s ability to compete successfully in these markets depends on a number of factors, including:

·	product quality;

·	reliability;

·	customer support;

·	time-to-market;

·	price;

·	market acceptance of competitors’ products; and

·	general economic conditions.

The Company’s revenues may suffer if the Company is not able to effectively satisfy its customers in each of the foregoing ways. In addition, the Company’s competitors or customers may offer enhancements to its existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower-cost or higher performance alternatives to the Company’s products. The introduction of enhancements or new products by the Company’s competitors could render its existing and future products obsolete or unmarketable.

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

The primary customers for the Company’s connector and cable products are in the wireless communications industries. Any significant downturn in the Company’s customers’ markets, in particular, or in general economic conditions which result in the cut back of budgets would likely result in a reduction in demand for the Company’s products and services and could harm the Company’s business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including the Company. No assurance can be given that the wireless communications industry will not experience a material downturn in the near future. Any cyclical downturn in the communications industry could have a material adverse effect on the Company.

Because The Company Sells Its Products To Foreign Customers, The Company Is Exposed To All Of The Risks Associated With International Sales, Including Foreign Currency Exposure.

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 5% and 11% of the net sales of the Company during the years ended October 31, 2012 and 2011, respectively. International revenues are subject to a number of risks, including:

·	longer accounts receivable payment cycles;

·	difficulty in enforcing agreements and in collecting accounts receivable;

·	tariffs and other restrictions on foreign trade;

·	economic and political instability; and the

·	burdens of complying with a wide variety of foreign laws.

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

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of four smaller businesses (it purchased Aviel Electronics in Las Vegas, Nevada, in August 2004, Oddcables.com in San Diego, California, in September 2005, RadioMobile, Inc. in San Diego, California, in September 2007, and Cables Unlimited in Long Island, New York, in June 2011). The Company regularly considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional companies, including:

·	diversion of management’s attention;

·	the effect on the Company’s financial statements of the amortization of acquired intangible assets;

·	the cost associated with acquisitions and the integration of acquired operations;

·	the Company may not be able to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and

·	assumption of unknown liabilities, or other unanticipated events or circumstances.

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

Volatility of Trading Prices Of The Company’s Stock Could Result In A Loss On An Investment In The Company’s Stock.

In the past several years the market price of the Company’s common stock has varied greatly, and the volume of the Company’s common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company’s performance or any announcements by the Company. Factors that may result in such fluctuations include:

·	any shortfall in revenues or net income from revenues or net income expected by securities analysts

·	fluctuations in the Company’s financial results or the results of other connector and communications-related companies, including those of the Company’s direct competitors

·	changes in analysts’ estimates of the Company’s financial performance, the financial performance of the Company’s competitors, or the financial performance of connector and communications-related public companies in general

·	general conditions in the connector and communications industries

·	changes in the Company’s revenue growth rates or the growth rates of the Company’s competitors

·	sales of large blocks of the Company’s common stock

·	conditions in the financial markets in general

In addition, the stock market may from time to time experience extreme price and volume fluctuations, which may be unrelated to the operating performance of any specific company. Accordingly, the market prices of the Company’s common stock may be expected to experience significant fluctuations in the future.

A Cyber Incident Could Result In Information Theft, Data Corruption, Operational Disruption, And/Or Financial Loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites.

We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners.

Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations.

Although to date we have not experienced any losses relating to cyber attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

(v)

The Cables Unlimited Division leases an approximately 12,000 square foot facility located at 3 Old Dock Road, Yaphank, New York. The lease for this space expires June 30, 2016. However, Cables Unlimited has a one time option to extend the term of the lease for an additional five (5) year term. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company. In addition to the foregoing facilities, in October 2012 Cables Unlimited leased an additional approximately 2,000 square foot facility in Yaphank from a third party under a one-year lease. This additional space is used by Cables Unlimited as additional warehouse space and for pre-manufacturing activities. The month rent payable for this additional space is $1,250.

The aggregate monthly rental for all of the Company’s facilities was approximately $45,306 per month, plus utilities, maintenance and insurance as of October 31, 2012.

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

From time to time, the Company is involved in legal proceedings that are related to its business and operations. The Company is not currently a party to any legal proceedings.  However, on January 18, 2013, the Company received a letter from an attorney who represents a former employee.  The former employee was terminated in November 2012.  The letter states that, based upon a preliminary investigation, the former employee’s attorney has concluded that the terminated employee can bring claims against the Company for wrongful termination.  The attorney has demanded that the Company pay the terminated employee $725,000 for a general release of liability.  The Company disputes the wrongful termination claim and has notified its employment practices liability insurance carrier of the demand.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Global Market under the symbol “RFIL.”

For the periods indicated, the following tables set forth the high and low closing prices per share of Common Stock. These prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter	High	Low

Fiscal 2012

November 1, 2011 - January 31, 2012	$3.82	$3.05
February 1, 2012 - April 30, 2012	3.92	3.27
May 1, 2012 - July 31, 2012	4.15	3.31
August 1, 2012 - October 31, 2012	4.49	3.91

Fiscal 2011

November 1, 2010 - January 31, 2011	$3.65	$3.00
February 1, 2011 - April 30, 2011	4.39	3.63
May 1, 2011 - July 31, 2011	4.48	3.50
August 1, 2011 - October 31, 2011	4.46	2.99

Stockholders.  As of October 31, 2012 there were 372 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends. The Company paid a total of $1,386,751 of dividends during the fiscal year ended October 31, 2012. The dividends consisted of four quarterly dividend payments of $0.05 per share. The Board of Directors may continue to declare and pay dividends in the future depending on the Company’s financial condition and its financial needs.

Repurchase of Securities. The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended October 31, 2012.

Recent Sales of Unregistered Securities.  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2012 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	1,157,057	$3.22	525,768
Equity Compensation Plans Not Approved by Stockholders (2)	847,724	$0.93	0
Total	2,004,781	$2.25	525,768

(1)	Consists of options granted under the R.F. Industries, Ltd. (i) 2010 Stock Option Plan and (ii) 2000 Stock Option. The 2000 Stock Option Plan has expired, and no additional options can be granted under this plan. Accordingly, all 525,768 shares remaining available for issuance represent shares under the 2010 Stock Option Plan.

(2)	Consists of options granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

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

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has four segments - the “RF Connector and Cable Assembly” segment; the “Medical Cabling and Interconnector” segment; the “Cables Unlimited” segment; and the “RF Wireless” segment-based upon this evaluation.

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

Historically, most of the Company’s revenues were generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 47% of the Company’s total sales for the fiscal year ended October 31, 2012, and 71% of net sales for the prior fiscal year). While the Company expects that the RF Connector and Cable Assembly segment will continue to generate most of the Company’s revenues for the near future, the Cables Unlimited segment has grown significantly as a result of the introduction of the new OptiFlex cabling product by that division (sales at Cables Unlimited represented 36% of total sales for the year ended October 31, 2012). Because the gross margins at the RF Connector and Cable Assembly segment are higher than those at the Cables Unlimited segment, the proportionate increase in sales by Cables Unlimited is expected to reduce the Company’s overall gross margins in the future.

The net income in fiscal 2012 represented the 19th consecutive year that the Company has been profitable.

On June 15, 2011 the Company acquired 100% of the outstanding capital stock of Cables Unlimited, Inc., through the merger of CUI Acquisitions, Inc., a newly formed New York corporation and wholly-owned subsidiary of the Company, and Cables Unlimited. The Company paid $5,600,000 for Cables Unlimited. The purchase price was paid one-half in cash and one-half in shares of unregistered common stock of the Company. At the closing on June 15, 2011, the Company issued to the owner of Cables Unlimited 762,738 shares of the Company’s common stock (the number of shares is equal to $2,800,000 divided by the volume weighted average price of the Company’s common stock for the five trading days prior to the date on which the transaction was first publicly disclosed), and $2,800,000 in cash ($2,550,000 of which was paid to seller at the closing, and $250,000 was paid in June 2012). The results of Cables Unlimited operations after June 15, 2011 have been included in the Company’s consolidated results of operations.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2012 and 2011:

	2012		2011
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents and certificates of deposit	$5,491,768	21.6%	$5,855,540	24.0%
Current assets	19,044,246	74.8%	16,413,206	67.3%
Current liabilities	4,140,476	16.3%	3,494,849	14.3%
Working capital	14,903,770	58.5%	12,918,357	53.0%
Property and equipment – net	1,204,298	4.7%	2,442,738	10.0%
Total assets	25,463,418	100.0%	24,377,946	100.0%
Stockholders’ equity	20,230,305	79.4%	19,678,028	80.7%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2013 (“fiscal 2013”). The Company does not, however, currently have any commercial banking arrangements providing for loans or credit facilities should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

·	As of October 31, 2012, the amount of cash and cash equivalents and short-term certificates of deposit was equal to $5,491,768 in the aggregate. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its anticipated capital expenditures for the upcoming year.

·	As of October 31, 2012, the Company had $19,044,246 in current assets and $4,140,476 in current liabilities.

Management believes that based on the Company’s financial condition at October 31, 2012, and its recent operating results, there are sufficient capital resources to fund its operations and future acquisitions for at least the next 12 months. Should the Company need to obtain additional funds for unexpected capital improvements or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain bank loans to finance these expenditures. However, there can be no assurance any bank loan would be obtainable, or if obtained, would be on favorable terms or conditions.

The Company is not a party to off-balance sheet arrangements and does not engage in trading activities involving non-exchange traded contracts. In addition, the Company has no financial guarantees or lease agreements or other arrangements that could trigger a requirement for an early payment or that could impact the value of the Company’s assets. Cables Unlimited, the subsidiary that the Company purchased in June 2011, was the guarantor of a second mortgage on the Cables Unlimited property in New York. Cables Unlimited was released as guarantor on the second mortgage, which was refinanced in January 2012. As a result, the Company deconsolidated the operations of its variable interest entity as of January 2012.

As part of its business strategy, and because of its offshore manufacturing arrangements, the Company normally maintains a significant level of inventory. As described elsewhere in this Annual Report, one of the Company’s competitive advantages and strategies is to maintain customer satisfaction by having sufficient inventory on hand to fulfill most customer orders on short notice. Accordingly, the Company maintains a significant amount of inventory, which increases or decreases to reflect the Company’s sales and lead times for products. Due to a 56% increase in sales, attributable primarily to the acquisition of Cables Unlimited, in fiscal 2012 compared to sales of the prior year, the Company’s year-end inventory balance increased by 13% compared to prior year’s year-end inventory balance. The Company continuously monitors its inventory levels and product costs.  For inventory purchase pricing purposes, the Company may, however, increase its inventory levels from time to time to protect against anticipated future increases in raw material costs or to obtain volume discounts.

Net cash provided by operating activities for the year ended October 31, 2012 was $2,334,943. The Company’s net cash from operations was less than its net income of $2,612,422 due primarily to $794,945 of cash that was used by the Company to purchase additional inventory. The large outlay of cash to purchase inventory was primarily offset by $863,759 of non-cash expenses ($599,824 of depreciation and amortization, and $263,935 of stock compensation expense). Accounts receivable increased by $2,584,752 due to a significant increase in sales, as did the Company’s income tax payable and its accounts payable (which increased primarily due to inventory purchased in the fourth quarter). In fiscal year ended October 31, 2011, net cash provided by operating activities was $122,844.

During fiscal 2012, net cash provided by investing activities was $3,504,624, which represents the difference between the proceeds the Company received from the maturity of certain of its certificates of deposit ($4,094,724) and $590,100 that the Company invested in additional capital equipment (primarily for the Connector and Cable, Cables Unlimited, Aviel, and Bioconnect divisions). During fiscal 2011, net cash used in investing activities was $1,738,868.

Net cash used in financing activities in fiscal 2012 was $2,108,615 due primarily to (i) dividends paid of $1,386,751, and (ii) $1,143,243 used to repurchase 324,871 shares of Company common stock. These cash outlays were partially offset by the receipt of $353,791 from the exercise of stock options and $87,088 of excess tax benefits. In fiscal 2011, financing activities decreased the Company’s net cash by $1,352,044.

The Company does not believe that inflation has had a material impact on its business or operations.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2012 and 2011:

	2012		2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net sales	$30,232,653	100%	$19,433,503	100%
Cost of sales	16,998,833	56%	10,097,130	52%
Gross profit	13,233,820	44%	9,336,373	48%
Engineering expenses	1,134,095	4%	1,246,758	6%
Selling and general expenses	8,024,485	27%	6,953,510	36%
Operating income	4,075,240	14%	1,136,105	6%
Other income/expense, net	37,669	0%	15,738	0%
Income before income taxes	4,112,909	14%	1,151,843	6%
Income taxes	1,500,487	5%	378,832	2%
Net income	2,612,422	9%	773,011	4%

Net sales of the Company increased by $10,799,150, or 56%, for the fiscal year ended October 31, 2012 (“fiscal 2012”) compared to the fiscal year ended October 31, 2011 (“fiscal 2011”). Net sales increased in fiscal 2012 due primarily to the acquisition of Cables Unlimited in June 2011. During fiscal 2012, Cables Unlimited contributed net sales of $10,912,717 to the Company’s total net sales, compared to $2,643,552 that Cables Unlimited contributed during the four and a half month period between the date of its acquisition (June 15, 2011) and the end of the fiscal year 2011 (October 31, 2011). The increase in net sales in fiscal 2012 also is attributable to net sales increases in all of the Company’s other three business segments. Net sales increased at the Medical Cabling and Interconnector increased by $444,744 while net sales at the RF Wireless segment increased by $1,776,937. Net sales at the Connector and Cable Assembly segment increased in fiscal 2012 from fiscal 2011 by $308,304. The increase in net sales at the Connector and Cable Assembly segment was primarily due to an increase in sales to the Company’s primary distributors, which reflected an increase in the wireless industry in general. Net sales at the Medical Cabling and Interconnector segment was primarily due to an increase in sales to its main customers, which increase is partially due to the introduction of new medical cabling products by the Medical Cabling segment. The RF Wireless segment experienced an increase in sales of $1,776,937 compared to sales in fiscal 2011. The increase in the RF Wireless segment was due entirely to increased sales by the RadioMobile. Net sales in the RF Wireless division increased significantly in fiscal 2012 as a result of shipments made under the $2.6 million contract that RadioMobile received from the Los Angeles County Fire Department in November 2011 for the implementation of a wireless system upgrade to the County Fire Department's existing remote communications equipment. The Company recognized approximately $1.6 million of the $2.6 million contract in fiscal 2012; the remaining balance of the Los Angeles County contract is expected to be realized during the first quarter of calendar 2013.

The Company’s gross profit increased by $3,897,447 or by 42% to $13,233,820 in 2012 from $9,336,373 in 2011 due to the increase in net sales. However, as a percentage of net sales, gross profit decreased slightly to 44% in fiscal 2012, from 48% in fiscal 2011, due to the lower margins of the Cables Unlimited segment.

Engineering expenses, which include research and development expenses, incurred at the Company’s four segments and relating to the design, re-design or development of products for specific customers decreased from the prior year by $112,663 to $1,134,095 compared to $1,246,758 in fiscal 2011. As a percentage of net sales, engineering expenses decreased to 4% in fiscal 2012 from 6% in fiscal 2011. Engineering expense (including research and development) during fiscal 2012 related to development of new products at the Connector and Cable, RF Wireless, Medical Cabling and Interconnector, and Cables Unlimited segments. The Company collectively incurred approximately $470,000 of research and development expenses in fiscal 2012 in the development of new products compared to $622,000 of research and development expenses in fiscal 2011. Research and development expenses decreased 24%, or $152,000 compared with prior year’s expense due primarily to certain projects completions at the RF Wireless division such as the LA County Fire agreement.

Selling and general expenses increased by $1,070,975 or 15%, to $8,024,485 during fiscal 2012 from $6,953,510 in fiscal 2011. This increase is primarily related to the increase in the Company’s overall operations and expenses incurred by the Cables Unlimited division for the full fiscal year compared to the four and a half month period between the date of its acquisition (June 15, 2011) and the end of the fiscal year 2011. Since sales increased by a higher percentage than the increase in selling and general expenses, as a percentage of sales, selling and general expenses decreased to 27% from 36% in fiscal 2011. In addition, stock based compensation expense decreased by $48,376 to $263,935 in fiscal 2012 from $312,311 in fiscal 2011. Sales commission expense increased by $13,000 to $137,000 in fiscal 2012 from $124,000 in fiscal 2011 due to the increases in direct sales at certain of the Company’s divisions. Accounting and legal fees decreased significantly to $494,000 in fiscal 2012 from $976,000 in fiscal 2011. Accounting and legal fees were unusually high in fiscal 2011 due primarily to expenses related to the acquisition of Cables Unlimited and to shareholder and proxy issues.

The increase in net sales and the resulting increase in gross profits were partially offset by the increase in selling and general expenses. Nevertheless, operating income for fiscal 2012 increased by $2,939,135, or 259%, to $4,075,240 from $1,136,105 in fiscal 2011. As a result of net interest income received in both fiscal 2012 and 2011, income before taxes in fiscal 2012 increased by 257% or by $2,961,066 to $4,112,909 compared to income before taxes of $1,151,843 in fiscal 2011. Net income for fiscal 2012 increased by $1,839,411, or 238%, to $2,612,422 compared to $773,011 in fiscal year ended October 31, 2011. The effective tax rate in fiscal 2012 increased to 36.5% compared to 32.9% in fiscal 2011 due primarily to the expiration of the research and development tax credit on December 31, 2011 and an update to the state tax rate based upon the tax returns filed for the year ended October 31, 2011. The Company recognized approximately $79,000 of tax benefit for uncertain tax positions where the statute of limitations expired during the quarter ended July 31, 2012.

ITEM 7A.	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-20 and filed as part of this Annual Report:

·	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

·	Consolidated Balance Sheets as of October 31, 2012 and 2011

·	Consolidated Statements of Income for the years ended October 31, 2012 and 2011

·	Consolidated Statements of Equity for the years ended October 31, 2012 and 2011

·	Consolidated Statements of Cash Flows for the years ended October 31, 2012 and 2011

·	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, and President and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that the system of internal controls over financial reporting was effective as of October 31, 2012.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2012. A majority of the Directors are “independent directors” as defined by the listing standards of the Nasdaq Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Fink, Reynolds, Sandberg, and Waterfield.

Name	Age	Director Since

Darren Clark	45	2011

Marvin H. Fink	76	2001

Howard F. Hill	72	1979

William Reynolds	77	2005

David Sandberg	40	2011

J. Randall Waterfield	39	2011

Darren Clark was appointed to the Board of Directors on June 15, 2011 following the acquisition by the Company of Cables Unlimited, Inc. on that date. Mr. Clark has been an executive officer of Cables Unlimited, Inc. since that company was formed in 1992, and the Chief Executive Officer and sole shareholder of Cables Unlimited since 2005.

Marvin H. Fink is a retired executive. Mr. Fink most recently served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. from October 2002 to March 2005. Prior thereto, Mr. Fink was President of Teledyne’s Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, an M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is a member of the California Bar.

Howard F. Hill, a founder of the Company in 1979, is this Company’s Chief Executive Officer. In addition, since January 18, 2013, Mr. Hill has also served as the Company’s interim Chief Financial Officer. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 43 years.

William Reynolds is a retired financial executive. Mr. Reynolds most recently was the VP of Finance and Administration for Teledyne Controls from 1994 until his retirement in 1997.  Prior thereto, for 22 years he was the Vice-President of Finance and Administration of Teledyne Microelectronics. Mr. Reynolds also was a program finance administrator of Teledyne Systems Company for five years. He has a B.B.A. degree in Accounting from Woodbury College.

David Sandberg was appointed to the Board of Directors effective September 6, 2011 pursuant to an agreement entered into on August 29, 2011 by the Company and Red Oak Partners, LLC. Mr. Sandberg is the managing member, founder, and portfolio manager of Red Oak Fund, L.P., a NY-based hedge fund, since its March 2003 inception and is the portfolio manager of Pinnacle Fund, LLLP, since its September 2008 inception. Previously, Mr. Sandberg co-managed JH Whitney & Co.’s Green River Fund from 1998–2002. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University.  He is the Chairman for Red Oak Title Acquisition, LLC and presently serves on the Boards of the following public companies: Asure Software, Inc., SMTC Corporation, EDCI Holdings, Inc. and Planar Systems, Inc.

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

Management

Howard F. Hill is the Chief Executive Officer of the Company and, since January 18, 2013, the interim Chief Financial Officer and Secretary. He co-founded the Company in 1979. He was the President of the Company from July 1993 until July 2011. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has held various positions in the electronics industry over the past 43 years.

James Doss is the Company’s President, a position he has held since July 7, 2011. Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006. On February 1, 2007, the Company appointed Mr. Doss as its Acting Chief Financial Officer and Corporate Secretary. Mr. Doss was appointed as the Company’s Chief Financial Officer on January 25, 2008. On January 18, 2013 Mr. Doss stepped down as the Company’s Chief Financial Officer and Secretary, and Mr. Hill became the interim Chief Financial Officer until a new, full-time Chief Financial Officer is hired. Mr. Doss has significantly contributed to the recent growth of the Company, and the Board has decided that Mr. Doss’ efforts as the President should be focused primarily on the operations of the Company. Prior to joining the Company, Mr. Doss, 44, was a private consultant to a number of software and high-tech companies, providing general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Mr. Doss was Controller for CliniComp, International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995 Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and minor in Economics from San Diego State University in 1993. The Company had previously believed, and disclosed, that Mr. Doss had completed his graduate and advanced financial management studies at San Diego State University and that he had received his MBA. However, the Company was recently informed that Mr. Doss has not fully completed four courses necessary to earn the MBA degree. Mr. Doss is currently enrolled in the first of the classes needed to complete the MBA degree.

Board of Director Meetings

During the fiscal year ended October 31, 2012, the Board of Directors held six meetings. All members of the Board of Directors hold office until the next Annual Meeting of Stockholders or the election and qualification of their successors. Executive officers serve at the discretion of the Board of Directors.

During the fiscal year ended October 31, 2012, each Board of Directors members attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2012, the Board of Directors maintained four committees, the Compensation Committee, the Audit Committee, the Strategic committee and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. As of the end of fiscal 2012, the Audit Committee was composed of Mr. Reynolds (Chairman), Mr. Fink, Mr. Sandberg and Mr. Waterfield.  Each of these individuals was a non-employee director and was independent as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met six times during fiscal 2012. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, Sandberg, and Waterfield (Chairman) each of whom is a non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held one formal meeting during fiscal 2012, which was attended by all committee members.

The Strategic Committee was formed in August 2011 for the purpose of assisting the Board in carrying out its responsibilities relating to potential mergers, acquisitions, divestitures, strategic uses of the Company’s capital, and other key strategic transactions outside the ordinary course of the Company’s business, and making proposals to the Board with respect to the foregoing. The Strategic Committee currently consists of Messrs. Sandberg (Chairman), Fink, Waterfield, and Reynolds each of whom is a non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Strategic Planning Committee held one formal meeting during fiscal 2012, which was attended by all committee members.

The Nominating and Corporate Governance Committee was formed in August 2011 for the purpose of developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Sandberg (Chairman), Fink, Waterfield, and Reynolds each of whom is a non-employee director and is independent as defined under the Nasdaq Stock Market’s listing standards. The Nominating and Corporate Governance Committee held one formal meeting during fiscal 2012, which was attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2012, Howard Hill did not timely file a Form 4 with respect to the exercise of stock options in November 2011. Except as set forth above, to the Company’s knowledge, all officers, directors and greater than ten percent beneficial owners complied with the filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company for each person who served the Company’s Chief Executive Officer during the year, and to each executive officer, other than our Chief Executive Officer, who earned over $100,000 during the fiscal year ended October 31, 2012 (collectively, the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Chief Executive	2012	240,000	80,000	-	-	-	-	44,367	(1)	364,367
Officer and Director	2011	226,512	80,000	-	11,151	-	-	43,358	(1)	361,021

James S. Doss
President and Chief Financial Officer(3)	2012	168,000	40,000	-	-	-	-	11,642	(2)	219,642
	2011	140,619	-	-	31,755	-	-	17,102	(2)	189,475

(1)          Mr. Hill’s other compensation consisted of $27,190 of accrued vacation not taken in fiscal 2012 and $17,177 for vehicle and apartment rental costs. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)          Mr. Doss’s other compensation consisted of $1,115 of accrued vacation not taken in fiscal 2012 and $10,527 for vehicle costs.

(3)          As of January 18, 2013, Mr. Doss no longer serves as the Chief Financial Officer; he does, however, continue to serve as the President of the Company.

(4)          The amounts in this column represent the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 7, “Stock options,” to the Consolidated Financial Statements.

2012 Option Grants

In fiscal 2012, the Company did not grant stock options to any Named Executive Officers.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2012 by each of our Named Executive Officers were issued under our 2000 Stock Option Plan and 2010 Stock Incentive Plan, except for options to purchase 215,204 shares that were granted to Mr. Hill in 1994 under his employment agreement. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2012:

Outstanding Equity Awards As Of October 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	330,408				0.05	(1)
Howard Hill	12,000				3.75	10/31/16
Howard Hill	4,000				3.78	10/31/17
Howard Hill	8,000				3.78	10/31/17
Howard Hill	5,334				2.25	10/31/13
Howard Hill	8,000				2.025	10/31/14
Howard Hill	4,000				2.245	01/21/15
Howard Hill	5,334		2,666	(2)	3.40	10/31/15
Howard Hill	4,000				3.14	12/10/15
Howard Hill	1,334		2,666	(3)	3.16	10/31/16
James Doss	32,832				3.78	10/31/17
James Doss	33,000				3.78	10/31/17
James Doss	2,666				2.25	10/31/13
James Doss	1,334				2.025	10/31/14
James Doss	43,310		120,000	(4)	2.025	10/31/19
James Doss	2,666		1,334	(5)	3.40	10/31/15
James Doss	4,000				3.14	12/10/15
James Doss	667		1,334	(6)	3.16	10/31/16

(1)	This option expires one year after Mr. Hill’s employment with the Company terminates.
(2)	Vests annually in three installments following grant on October 31, 2010.
(3)	Vests annually in three installments following grant on October 31, 2011.
(4)	Vests as to 10,000 shares annually following grant on October 31, 2009.
(5)	Vests annually in three installments following grant on October 31, 2010.
(6)	Vests annually in three installments following grant on October 31, 2011.

During the fiscal year ended October 31, 2012, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements

Mr. Hill previously served as President and Chief Executive Officer of the Company, pursuant to an employment agreement that expired on June 20, 2011. Effective July 5, 2011, Mr. Hill resigned as President of the Company (but remained the Chief Executive Officer) and James Doss, then the Company’s Chief Financial Officer and Corporate Secretary, was appointed as the Company’s President. On January 18, 2013, Mr. Doss stepped down as the Chief Financial Officer and Secretary. Mr. Doss continues to serve as the Company’s President in charge of operations. The Company has commenced a search for a new Chief Financial Officer. Until a new Chief Financial Officer is hired, Mr. Hill will serve as this Company’s interim Chief Financial Officer and Secretary.

Howard Hill. On August 22, 2011, the Company entered into a new employment agreement with Howard F. Hill, pursuant to which Mr. Hill will continue to serve as the Company’s Chief Executive Officer through July 31, 2013 (the “Term”), subject to earlier termination as provided in the employment agreement. Under the employment agreement, Mr. Hill is currently entitled to receive an annual salary of $240,000 until the end of the Term. Mr. Hill also is entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company, to the life insurance policy and disability insurance policy that the Company currently maintains for Mr. Hill, and to six weeks of paid vacation per year. Additionally, Mr. Hill is entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates Mr. Hill’s employment without “cause” (as defined in the employment agreement), the Company has agreed to pay Mr. Hill upon termination an amount equal to the greater of (x) the salary that would have been paid to Mr. Hill during the balance of the Term, or (y) 12 month’s salary (in each case, based on Mr. Hill’s monthly salary at the time of such termination); (ii) if Mr. Hill terminates his employment for Good Reason (as defined in the employment agreement), Mr. Hill is entitled to severance compensation in the form of continuation of base salary and existing medical and dental insurance for 24 months following termination of employment; and (iii) within 120 days after a Change of Control (as defined in the employment agreement), Mr. Hill will have the right to terminate his employment, and to receive a cash payment in an amount equal to the greater of (x) the salary that would have been paid to Mr. Hill during the balance of the Term, or (y) 12 month’s salary (in each case, based on Mr. Hill’s monthly salary at the time of such termination). In order to further incentivize Mr. Hill, the Company has implemented a non-guaranteed bonus plan under which Mr. Hill can earn a year-end bonus of up to 45% of his annual base salary based on both targets and other factors established by the Company’s Compensation Committee. These bonus targets and subjective vary from year to year based on the Company’s current circumstances and goals. In general, the factors used to determine the size of any year-end bonus that the Compensation Committee may approve include financial targets (such a EBITDA targets) and qualitative metrics (such as adherence to specified corporate policies, customer acquisition and diversification goals, and timeliness in the filing of Company reports).

James Doss. The Company does not have a written employment agreement with James Doss, the President of the Company. Mr. Doss currently receives an annual salary of $168,000. In addition, Mr. Doss can earn a year-end bonus of up to 35% of his annual base salary based on both targets and other factors established by the Company’s Compensation Committee. These factors are similar to those established for Mr. Hill, but are typically tailored to Mr. Doss’ duties.

Darren Clark. On June 15, 2011, the Company also entered into an employment agreement with Darren Clark, pursuant to which Darren Clark has agreed to serve as Cables Unlimited's Chief Executive Officer through June 15, 2013, subject to earlier termination as provided in the Employment Agreement. Under the Employment Agreement, Mr. Clark is entitled to an annual salary of $150,000. Additionally, Mr. Clark is eligible to participate, to the extent that he is eligible under the terms and conditions thereof, in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company and that may be in effect from time to time during the period of Mr. Clark's employment under the Employment Agreement.

Compensation of Directors

In 2012, upon the recommendation of the Compensation Committee, the Company changed its Board of Director compensation policies. Under the new compensation policies that are currently in effect, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. Non-employee directors (i.e. directors who are not employed by the Company as officers or employees) now receive $25,000 annually, which amount is paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock. Mr. Sandberg previously agreed to be excluded from these payments until September 2012. The number of stock option shares granted to each director was determined by dividing $12,500 by the fair value of a Stock Option grant using the Black Scholes model ($1.09 per share). On August 29, 2012 the Company granted three of the outside directors (excluding Mr. Sandberg) stock options to purchase 11,468 shares. Mr. Sandberg was granted 1,911 for the remainder of fiscal 2012. The stock options have an exercise price of $4.12.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)(3)	All Other Compensation	Total

Darren Clark	$-	15,000	$21,090	$-	$21,090
Marvin H. Fink (4)	$14,375	19,468	$23,638	$-	$38,013
Howard F. Hill	$-	-	$-	$-	$-
William L. Reynolds (4)	$11,875	15,468	$18,069	$-	$29,944
J. Randall Waterfield (4)	$13,542	11,468	$12,500	$-	$26,042
David Sandberg	$-	1,911	$2,083	$-	$2,083

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On February 3, 2012 we granted a five-year non-qualified options to purchase 8,000 shares and 4,000 shares, respectively, of the Company’s common stock to Mr. Marvin Fink (Chairman) and Mr. William Reynolds (Independent Director) for their services as directors for the fiscal year ended October 31, 2012. The options have an exercise price of $3.91 per share.
(3)	On August 30, 2012, we granted a five-year non-qualified option to purchase 11,468 shares of the Company’s common stock to each of Marvin Fink, William Reynolds, and J. Randall Waterfield for services rendered as independent members of the Board of Directors for the Corporation for the fiscal year ending October 31, 2012, and options to purchase 1,911 shares to David Sandberg (as compensation for services to be rendered as an independent director in September and October 2012. All of the foregoing options were granted at an exercise price of $4.12 per share.
(4)	The total compensation received by these directors in 2012 exceeds the annual limit of $25,000 because certain compensation paid in 2012 represents amounts due, but not paid, in 2011.

Under the Company’s prior director compensation policy in effect in fiscal 2011, new directors received a one-time initial grant of options to purchase 15,000 shares following their new director joins the Board. Accordingly, Darren Clark was entitled to receive options to purchase 15,000 shares, which options were granted on December 22, 2011. Mr. Clark’s options to purchase 15,000 shares were granted at an exercise price of $3.69 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 14, 2013 for (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 14, 2013, there were 7,215,020 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	469,165	(2)	6.2%

James Doss 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	122,975	(3)	1.7%

David Sandberg 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	646,521	(4)	9.0%

J. Randall Waterfield 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	53,002	(5)	0.7%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	71,468	(6)	1.0%

William Reynolds 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	76,173	(7)	1.0%

Darren Clark 3 Old Dock Road, Yaphank, NY 11980	777,738	(8)	10.8%

All Directors and Officers as a Group (7 Persons)	2,216,942	(9)	28.3%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860		12.5%

Red Oak Partners, LLC 654 Broadway, Suite 5, New York, New York 10012	644,610		8.9%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 382,409 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 120,475 shares that Mr. Doss has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Represents shares owned by Red Oak Partners, LLC, a New York limited liability company, The Red Oak Fund, LP, a Delaware limited partnership, and Pinnacle Fund LLLP, a Colorado limited liability limited partnership. Red Oak Partners, LLC is the general partner of The Red Oak Fund, LP and a managing member of Pinnacle Fund LLLP. David Sandberg, is the controlling member of Red Oak Partners, LLC. ) Includes 1,911 shares that Mr. Sandberg has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 11,468 shares that Mr. Waterfield has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 39,468 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 59,468 shares, which Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 15,000 shares, which Mr. Clark has the right to acquire upon exercise of options exercisable within 60 days.

(9)	Includes 630,199 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President, at that time, and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment. As of October 31, 2011, the principal balance still outstanding on the loan was $66,980. Mr. Hill pays interest on the loan annually. The note is collateralized by personal property owned by Mr. Hill.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a five-year lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2012, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, formerly J.H. Cohn LLP, for professional services rendered related to the fiscal years ended October 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$263,000	$161,000
Audit-Related Fees	-	189,000
Total Fees	$263,000	$350,000

Audit Fees .  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees .  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The decrease in these fees is due mainly to work related to the acquisition of Cables Unlimited in 2011.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amended and Restated Articles of Incorporation (12)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007(7)

10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated August 22, 2011, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle American LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (13)

10.8	Form of 2010 Stock Incentive Plan (10)

10.9	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.10	Amendment of 2000 Stock Incentive Plan (11)

14.1	Code of Ethics (5)

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(12)         Previously filed as an exhibit to the Company’s definitive proxy statement filed on July 12, 2012, which exhibit is hereby incorporated herein by reference.

(13)         Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2011, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the Company.

RF INDUSTRIES, LTD. AND SUBSIDIARY

 Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
October 31, 2012 and 2011	F-3 & F-4

Consolidated Statements of Income
Years Ended October 31, 2012 and 2011	F-5

Consolidated Statements of Equity
Years Ended October 31, 2012 and 2011	F-6

Consolidated Statements of Cash Flows
Years Ended October 31, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-8-F-20

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders

RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiary as of October 31, 2012 and 2011, and the related consolidated statements of income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. and Subsidiary as of October 31, 2012 and 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California

January 22, 2013

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents ($420,663 for settlement of VIE obligations at October 31, 2011)	$5,491,768	$1,760,816
Restricted cash (all related to VIE)	-	66,926
Certificates of deposit	-	4,094,724
Trade accounts receivable, net of allowance for doubtful accounts of $95,500 and $102,736, respectively ($809,120 for settlement of VIE obligations at October 31, 2011)	5,167,012	2,605,965
Inventories ($487,687 for settlement of VIE obligations at October 31, 2011)	6,984,546	6,189,601
Other current assets ($33,263 for settlement of VIE obligations at October 31, 2011)	639,954	511,832
Prepaid income taxes	-	572,642
Deferred tax assets ($42,100 for settlement of VIE obligations at October 31, 2011)	760,966	610,700
Total current assets	19,044,246	16,413,206

Property and equipment:
Land and building ($1,548,100 of collateral for VIE obligations at October 31, 2011)	-	1,548,100
Equipment and tooling ($305,399 for settlement of VIE obligations at October 31, 2011)	2,348,955	2,938,388
Furniture and office equipment ($16,150 for settlement of VIE obligations at October 31, 2011)	655,714	575,586
	3,004,669	5,062,074
Less accumulated depreciation	1,800,371	2,619,336
Total property and equipment	1,204,298	2,442,738

Goodwill	3,076,023	3,076,023
Amortizable intangible assets, net	1,627,213	1,866,171
Non-amortizable intangible assets	410,000	410,000
Note receivable from stockholder	66,980	66,980
Other assets ($70,668 for settlement of VIE obligations at October 31, 2011)	34,658	102,828

Total assets	$25,463,418	$24,377,946

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2012 AND 2011

	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,429,076	$521,174
Accrued expenses	2,101,691	1,579,445
Mortgages payable ($1,394,230 recourse limited to VIE creditors at October 31, 2011)	-	1,394,230
Income taxes payable	609,709	-
Total current liabilities	4,140,476	3,494,849

Deferred tax liabilities	1,077,157	1,072,202
Other long-term liabilities	15,480	132,867
Total liabilities	5,233,113	4,699,918

Commitments and contingencies

Equity:
Common stock - authorized 20,000,000 shares at $.01 par value; 6,978,374 and 7,110,507 shares issued and outstanding, respectively	69,783	71,105
Additional paid-in capital	12,007,523	11,382,605
Retained earnings	8,152,999	8,010,701
Total RF Industries, Ltd. and Subsidiary	20,230,305	19,464,411
Noncontrolling interest	-	213,617
Total equity	20,230,305	19,678,028
Total liabilities and equity	$25,463,418	$24,377,946

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED OCTOBER 31, 2012 AND 2011

	2012	2011

Net sales	$30,232,653	$19,433,503
Cost of sales	16,998,833	10,097,130

Gross profit	13,233,820	9,336,373

Operating expenses:
Engineering	1,134,095	1,246,758
Selling and general	8,024,485	6,953,510
Totals	9,158,580	8,200,268

Operating income	4,075,240	1,136,105

Other income (expense)
Interest income	37,669	44,542
Interest expense	-	(28,804)
Other income, net	37,669	15,738

Income before provision for income taxes	4,112,909	1,151,843

Provision for income taxes	1,500,487	378,832

Consolidated net income	2,612,422	773,011

Net income (loss) attributable to noncontrolling interest	1,848	(2,727)
Net income attributable to RF Industries, Ltd. and Subsidiary	$2,610,574	$775,738

Earnings per share:
Basic	$.38	$.12

Diluted	$.34	$.11

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED OCTOBER 31, 2012 AND 2011

	Common Stock		Additional Paid-In	Retained	Total RF Industries, Ltd and	Noncontrolling
	Shares	Amount	Capital	Earnings	Subsidiary	Interest	Total Equity
Balance, November 1, 2010	5,861,764	$58,618	$6,996,656	$9,858,686	$16,913,960	$-	$16,913,960

Net income	-	-	-	775,738	775,738	(2,727)	773,011

Stock based compensation expense	-	-	312,311	-	312,311	-	312,311

Stock issuance for acquisition of business	762,738	7,627	2,792,373	-	2,800,000	-	2,800,000

Exercise of stock options	517,817	5,178	976,575	-	981,753		981,753

Excess tax benefit from exercise of stock options	-	-	312,325	-	312,325	-	312,325

Consolidation of VIE	-	-	-	-	-	216,344	216,344

Treasury stock purchased and retired	(31,812)	(318)	(7,635)	(94,752)	(102,705)	-	(102,705)

Dividends	-	-	-	(2,528,971)	(2,528,971)	-	(2,528,971)

Balance, October 31, 2011	7,110,507	71,105	11,382,605	8,010,701	19,464,411	213,617	19,678,028

Net income	-	-	-	2,610,574	2,610,574	1,848	2,612,422

Stock based compensation expense	-	-	263,935	-	263,935	-	263,935

Exercise of stock options	192,738	1,927	351,864	-	353,791		353,791

Excess tax benefit from exercise of stock options	-	-	87,088	-	87,088	-	87,088

Deconsolidation of VIE	-	-	-	(19,500)	(19,500)	(215,465)	(234,965)

Treasury stock purchased and retired	(324,871)	(3,249)	(77,969)	(1,062,025)	(1,143,243)	-	(1,143,243)

Dividends	-	-	-	(1,386,751)	(1,386,751)	-	(1,386,751)

Balance, October 31, 2012	6,978,374	$69,783	$12,007,523	$8,152,999	$20,230,305	$-	$20,230,305

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2012 AND 2011

	2012	2011
Operating activities:
Consolidated net income	$2,612,422	$773,011
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt expense	23,705	15,626
Depreciation and amortization	599,824	391,633
Inventory write-downs	-	92,675
Deferred income taxes	(145,311)	16,940
Stock based compensation expense	263,935	312,311
Excess tax benefit from stock based compensation	(87,088)	(312,325)
Changes in operating assets and liabilities:
Restricted cash	4,471	(4,451)
Trade accounts receivable	(2,584,752)	750,531
Inventories	(794,945)	(1,228,728)
Income taxes prepaid (payable)	1,269,439	(384,226)
Other current assets	(151,923)	(43,432)
Other long-term assets	(1,614)	-
Accounts payable	907,902	(302,843)
Accrued expenses	536,265	210,645
Other long-term liabilities	(117,387)	(164,523)
Net cash provided by operating activities	2,334,943	122,844

Investing activities:
Acquisition of business (Cables Unlimited)	-	(2,800,000)
Purchase of certificates of deposit	-	(4,647,540)
Maturity of certificates of deposit	4,094,724	6,076,877
Capital expenditures	(590,100)	(368,205)
Net cash provided by (used in) investing activities	3,504,624	(1,738,868)

Financing activities:
Proceeds from exercise of stock options	353,791	981,753
Purchases of treasury stock	(1,143,243)	(102,705)
Excess tax benefit from stock based compensation	87,088	312,325
Principal payments on mortgages payable	(19,500)	(14,446)
Dividends paid	(1,386,751)	(2,528,971)
Net cash used in financing activities	(2,108,615)	(1,352,044)

Net increase (decrease) in cash and cash equivalents	3,730,952	(2,968,068)

Cash and cash equivalents at beginning of year	1,760,816	4,728,884

Cash and cash equivalents at end of year	$5,491,768	$1,760,816

Supplemental cash flow information
Income taxes paid	$955,000	$925,000
Interest paid	$-	$28,804
Noncash investing and financing activities:
Retirement of treasury stock	$1,143,243	$102,705
Stock issuance for acquisition of business (Cables Unlimited)	$-	$2,800,000
Write off of fully depreciated fixed assets	$1,108,655	$-
Assets and liabilities of VIE as of January 25, 2012:
Restricted cash	$62,455
Other current assets	23,801
Property and equipment, net	1,467,674
Other assets, net	69,784
Mortgages payable	(1,408,249)
Net equity	$215,465

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), the Company’s wholly-owned subsidiary and K&K Unlimited (“K&K”) until this variable investment entity (“VIE”) was deconsolidated in the first quarter of 2012. All intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents

The Company considers all highly-liquid investments with a maturity of twelve months or less when purchased to be cash equivalents.

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

Deferred financing costs

The VIE was deconsolidated in the first quarter ended January 31, 2012 and there are no deferred financing costs at October 31, 2012.

Variable interest entity

Management analyzes if the Company has any variable interests in VIE’s.  This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review.  Accounting principles generally accepted in the United States of America require a reporting entity to consolidate a VIE when the reporting entity has a variable interest that provides it with a controlling financial interest in the VIE.  The entity that consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 12 for further discussion.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 31, 2012, the Company performed a qualitative assessment of factors to determine whether it was necessary to perform the impairment testing. Based on the results of the work performed, the Company concluded that no impairment loss was warranted at October 31, 2012. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statement of Income.

On June 15, 2011 the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of October 31, 2012, the goodwill balance related solely to the Cables Unlimited acquisition. No goodwill impairment occurred in 2012 or 2011; all remaining goodwill at October 31, 2012 relates to the acquisition of Cables Unlimited in June 2011.

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

Intangible assets

Intangible assets consist of the following as of October 31:

	2012	2011
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200,000	$200,000
Accumulated amortization	(55,000)	(15,000)
	145,000	185,000

Customer relationships (estimated life 9.6 years)	1,730,000	1,730,000
Accumulated amortization	(247,787)	(67,579)
	1,482,213	1,662,421

Backlog (estimated life 6 months)	75,000	75,000
Accumulated amortization	(75,000)	(56,250)
	-	18,750
Total	$1,627,213	$1,866,171

Non-amortizable intangible assets:
Trademarks	$410,000	$410,000

Estimated amortization expense related to finite lived intangible assets are as follows:

Year ending October 31,	Amount

2013	$220,208
2014	220,208
2015	220,208
2016	205,208
2017	180,208
Thereafter	581,173
Total	$1,627,213

Amortization of amortizable intangible assets is provided over their estimated useful lives on a straight-line basis. There was no retirement of fully amortized intangible assets in 2012. In fiscal 2011, the Company retired $81,000 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization for this amount.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $242,000 and $244,000 in 2012 and 2011, respectively.

Research and development

The Company expenses research and development costs as incurred. Research and development costs charged to operations and included in engineering were approximately $470,000 and $622,000 in 2012 and 2011, respectively.

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

For the fiscal years ended October 31, 2012 and 2011, charges related to stock based compensation amounted to approximately $264,000 and $312,000, respectively.  For the fiscal years ended October 31, 2012 and 2011, stock based compensation classified in cost of sales amounted to $53,000 and $61,000 and stock based compensation classified in selling, general and engineering expense amounted to $211,000 and $251,000 respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2012 and 2011, that were not included in the computation because they were anti-dilutive, totaled 755,568 and 590,968, respectively.

The following table summarizes the calculation of basic and diluted earnings per share:

	2012	2011
Numerators:
Consolidated net income (A)	$2,612,422	$773,011

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	6,908,890	6,382,845
Add effects of potentially dilutive securities - assumed exercise of stock options	771,853	909,003

Weighted average shares for diluted earnings per share (C)	7,680,743	7,291,848

Basic net earnings per share (A)÷(B)	$0.38	$0.12

Diluted net earnings per share (A)÷(C)	$0.34	$0.11

Recent accounting standards

 New accounting standards adopted in fiscal 2012-

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that amends U.S. GAAP to conform it to fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of this guidance, which were adopted effective for the Company’s quarter ended January 31, 2012, did not have a material impact on the Company’s consolidated results of operations, financial condition or disclosure.

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer require to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new accounting guidance is effective for fiscal years and interim periods with those years, beginning after December 15, 2011, with early adoption permitted. The early adoption of this guidance during fiscal 2012 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In July 2012, the FASB issued new accounting guidance that allows entities to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The early adoption of this guidance during fiscal 2012 did not have a material impact on the Company’s consolidated financial condition or results of operations.

New accounting standards not yet adopted-

In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The guidance eliminates the current option to present components of other comprehensive income as part of the statement of changes in equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, the Company does not expect the adoption to have a significant impact on its consolidated financial condition or results of operations.

Note 2 - Concentration of credit risk and sales to major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2012, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $750,000.

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

Sales to one customer represented 33% and 17% of total sales in 2012 and 2011, respectively, and 49% and 14% of total accounts receivable as of October 31, 2012 and 2011, respectively. The Company has a standard written distributor agreement with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Sales of one product line, Optiflex, represented $5,569,070 or 18% of total sales to one customer in 2012. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Optiflex products at any time. A reduction, delay or cancellation of orders from this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 3 - Inventories and major vendors

Inventories consist of the following as of October 31:

	2012	2011

Raw materials and supplies	$2,518,937	$2,023,108
Work in process	2,863	5,425
Finished goods	4,630,174	4,309,914
Less inventory reserve	(167,428)	(148,846)

Totals	$6,984,546	$6,189,601

Inventory purchases of products from two major vendors represented 20% and 14% of total inventory purchases in 2012, while purchases of connector products from two major vendors represented 22% and 13% of total inventory purchases in 2011. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Commitments

The Company leases its facilities in San Diego, California, Yaphank, New York and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in March 2009 extending the term of the lease and again in September 2009 adding additional square feet. The amended lease expires in March 2014 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents, included in accrued expenses and other long-term liabilities, were $54,000 as of October 31, 2012 and $81,000 as of October 31, 2011. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Oddcables.com division operations include a warehouse and retail space. The Company also leases certain automobiles under operating leases which expire at various dates through June 2015.

Rent expense under all operating leases totaled approximately $624,000 and $508,000 in 2012 and 2011, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2012 are as follows:

Year Ending
October 31,	Amount

2013	$638,000
2014	381,000
2015	196,000
2016	116,000
2017	2,000
Total	$1,333,000

The Company entered into an employment agreement with its President and Chief Financial Officer on August 22, 2012, and with its Chief Executive Officer on August 1, 2011. The employment agreement with the President and Chief Financial Officer expired on July 31, 2012, and the employment agreement with the Chief Executive Officer will expire on July 31, 2013. The Company also has an employment agreement with the President of its Cables Unlimited Division, which commenced on June 15, 2011, and ends on June 15, 2013. The aggregate amount of compensation to be provided over the remaining term of the employment agreements amounted to approximately $300,000 and $608,000 at October 31, 2012 and 2011, respectively.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2012 and 2011:

	2012	2011

United States	$28,621,502	$17,330,928
Foreign countries:
Canada	830,262	1,117,660
Israel	256,967	386,426
Mexico	396,954	388,191
All other	126,968	210,298

Totals	$30,232,653	$19,433,503

Net sales, income (loss) before provision for income taxes and other related segment information as of October 31, 2012 and 2011, and for the years then ended follows:

	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
2012
Net sales	$14,176,074	$10,912,717	$2,598,383	$2,545,479	$-	$30,232,653
Income before provision for income taxes	1,599,461	1,719,522	652,533	126,595	14,798	4,112,909
Depreciation and amortization	215,704	340,058	40,409	3,653	-	599,824
Total assets	5,364,284	6,902,164	575,209	475,151	12,146,610	25,463,418
Additions to equipment and furnishings	304,586	276,025	-	9,489	-	590,100

2011
Net sales	$13,867,770	$2,643,552	$2,153,639	$768,542	$-	$19,433,503
Income (loss) before provision for income taxes	1,317,319	21,757	438,839	(669,383)	43,311	1,151,843
Depreciation, amortization and impairment	177,329	179,607	32,811	1,886	-	391,633
Total assets	5,280,427	7,614,660	585,557	503,890	10,393,412	24,377,946
Additions to equipment and furnishings	272,606	18,549	77,050	-	-	368,205

Note 6 - Income taxes

The provision (benefit) for income taxes consists of the following:

	2012	2011
Current:
Federal	$1,330,935	$318,148
State	314,863	43,744
	1,645,798	361,892
Deferred:
Federal	(141,892)	24,540
State	(3,419)	(7,600)
	(145,311)	16,940

Totals	$1,500,487	$378,832

Income tax at the Federal statutory rate is reconciled to the Company's actual net provision for income taxes as follows:

	2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at Federal statutory rate	$1,397,891	34.0%	$392,500	34.1%
State tax provision, net of Federal tax benefit	229,928	5.6	23,855	2.1
Nondeductible differences:
ISO stock options, net	7,182	0.2	16,297	1.4
Business acquisition costs	-	-	131,504	11.4
Qualified domestic production deduction	(46,121)	(1.1)	-	-
Other	36,252	0.9	-	-
Uncertain tax positions	(79,223)	(1.9)	(116,284)	(10.1)
R&D credit	-	-	(86,166)	(7.5)
Other	(45,422)	(1.2)	17,126	1.5
Provision for income taxes	$1,500,487	36.5%	$378,832	32.9%

The Company's total deferred tax assets and deferred tax liabilities at October 31, 2012 and 2011 are as follows:

	2012	2011
Current Assets:
Allowance for doubtful accounts	$37,500	$40,000
Inventory obsolescence	65,700	58,600
Accrued vacation	154,000	114,100
State income taxes	118,400	19,700
Stock based compensation awards	235,600	209,600
Section 263A costs	128,800	132,800
Other	20,966	35,900
Total current assets	760,966	610,700

Long-Term Assets:
Amortization / intangible assets	103,400	116,900

Long-Term Liabilities:
Amortization / intangible assets	(799,400)	(880,600)
Depreciation / equipment and furnishings	(381,157)	(308,500)
Net long-term deferred tax liabilities	(1,077,157)	(1,072,200)

Total deferred tax liabilities	$(316,191)	$(461,500)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at November 1, 2010	$216,171
Lapse of statute of limitations- tax positions in prior period	(136,948)
Balance at October 31, 2011	79,223
Lapse of statute of limitations - tax positions in prior period	(79,223)
Balance at October 31, 2012	$-

The Company had no gross liability for unrecognized tax benefits at October 31, 2012. At October 31, 2011 the Company’s total gross liability for unrecognized tax benefits was $79,223, including $18,947 of interest and penalties.

During the year ended October 31, 2012, a reduction of $18,947 of interest was a result of the expiration of the statute of limitations. As of October 31, 2012, $0 of accrued interest and penalties were included in other long-term liabilities in the balance sheet. As of October 31, 2011, $18,947 of accrued interest and penalties were included in other long-term liabilities in the balance sheet.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2008 through October 31, 2012 remain subject to examinations.

Note 7 - Stock options

Incentive and non-qualified stock option plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The number of shares of common stock that the Company was authorized to issue under options granted under the 2000 Option Plan initially was 300,000, which number automatically increased on January 1 of each year by the lesser of (i) 4% of the total number of shares of common stock then outstanding or (ii) 10,000 shares. Subsequently, the Board of Directors and Stockholders approved several increases in the authorized number of options to the 2000 Option Plan. The 2000 Option Plan expired in May 2010. At the time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors. Accordingly, as of October 31, 2011, there were no shares of common stock authorized by the Company to be issued under the 2000 Option Plan. However, there were options for 955,396 shares that had been granted under the 2000 Plan, of which 732,969 were still outstanding and available for exercise.

On March 9, 2010, our Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”).  In June 2010, our stockholders approved the 2010 Plan by vote as required by the NASDAQ Capital Market listing standards.  Accordingly, the Company may now make awards under the 2010 Plan as described below. The Board adopted the 2010 Plan because the Company’s prior stock option plan, the 2000 Option Plan that was adopted in May 2000, expired on May 5, 2010. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. As of October 31, 2012, 525,768 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011

Expected volatility	46.6%-66.2%	35.9%-55.8%
Weighted-average volatility	57.7%	52.7%
Expected dividends	3.0%-5.0%	1.9%-6.3%
Expected term (in years)	3.5-4.2	2.5-3.5
Risk-free interest rate	0.3%-0.4%	0.7%-1.2%
Weighted average fair market value of options granted during the year	$1.19	$0.89
Weighted average fair market value of options vested during the year	$1.02	$0.94

Expected volatilities are based on historical volatility of the Company’s stock. During fiscal 2012, the Company granted options to Board of Directors for the purchase of 63,315 shares that vested immediately with an option life of five years, and options for a new employee the purchase of 50,000 shares with a vesting period of five years and an option life of six years. Since the Company has little historical experience in determining the expected life of these new option terms, the Company used the simplified method to calculate the expected life of these option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield. The Company estimates forfeiture rates based upon historical exercise behavior.

Additional information regarding all of the Company's outstanding stock options at October 31, 2011 and 2010 and changes in outstanding stock options in 2011 and 2010 follows:

	2012		2011
	Shares or Price Per Share	Weighted Average Exercise Price	Shares or Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	2,099,672	$2.13	2,454,952	$2.00
Options granted	114,815	3.86	178,009	3.24
Options exercised	(192,738)	1.82	(517,817)	1.90
Options forfeited	(16,968)	3.05	(15,472)	2.70

Options outstanding at end of year	2,004,781	$2.25	2,099,672	$2.13

Options exercisable at end of year	1,650,289	$2.16	1,599,095	$2.00

Options vested and expected to vest at end of year	1,987,333	$2.25	2,070,866	$2.02

Option price range at end of year	$0.05 - $4.12		$0.05 - $3.78

Aggregate intrinsic value of options exercised during year	$396,976		$693,490

Included in the options outstanding are 847,724 in 2012 and 907,724 in 2011 previously granted to six officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

Weighted average remaining contractual life of options outstanding at October 31, 2012: 3.63 years.

Weighted average remaining contractual life of options exercisable at October 31, 2012: 3.38 years.

Weighted average remaining contractual life of options vested and expected to vest at October 31, 2012: 3.38 years.

Aggregate intrinsic value of options outstanding at October 31, 2012: $4,331,603

Aggregate intrinsic value of options exercisable at October 31, 2012: $3,721,383

Aggregate intrinsic value of options vested and expected to vest at October 31, 2012: $4,255,276

As of October 31, 2012, $384,950 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 3.61 years.

Note 8 - Retirement plan

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize discretionary contributions by the Company. The Company did not make contributions to the plan in 2012 or 2011.

Note 9 - Related party transactions

The note receivable from stockholder of $66,980 at October 31, 2012 and 2011 is due from the Chief Executive Officer of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the Chief Executive Officer.

A former director of the Company is an employee of the Company’s public relations firm. For the fiscal years ended October 31, 2012 and 2011, the Company paid the firm $43,093 and $52,684, respectively, for services rendered by that firm.

Note 10- Legal proceedings

From time to time, the Company is involved in legal proceedings that are related to its business operations. The Company is not currently a party to any legal proceedings that could have a material adverse effect upon its consolidated financial position or results of operations.

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

The results of Cables Unlimited operations subsequent to June 15, 2011 have been included in the Company’s consolidated results of operations. For the years ended October 31, 2012 and 2011, Cables Unlimited contributed approximately $10,913,000 and $2,644,000 to net sales.

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

Pro forma financial information is presented in the following table:

(Unaudited)
Year ended October 31,
2011

Revenue	$23,007,486
Net income	$775,618

Earnings per share:
Basic	$.12
Diluted	$.11

Note 12- Variable interest entity

The Company’s consolidated financial statements as of October 31, 2011 reflect consolidation of its variable interest entity, K&K Unlimited, LLC (K&K), in accordance with U. S. GAAP. K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it had no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union (“TFCU”) and Small Business Administration (“SBA”) establishing a direct obligation to absorb any losses of K&K.

In November 2011, the mortgage note to the SBA was paid in full, thereby releasing Cables Unlimited from any guarantee on said note. In addition, Cables Unlimited was released as a guarantor on the mortgage note payable to TFCU, which was repaid through a refinancing by the member of K&K on January 25, 2012. Based on these factors, it was determined that Cables Unlimited is no longer the primary beneficiary and deconsolidated the operations of K&K as of January 25, 2012. As a result, the Company’s consolidated balance sheet at October 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s condensed consolidated results of operations for the fiscal year ended October 31, 2012.

As of October 31, 2011, K&K had assets of $1,627,346 ($66,926 in cash, $12,827 in other current assets, $1,476,925 in land and building, net and $70,668 in other assets) and liabilities of $1,413,730.

Note 13- Dividends declaration

The Company paid four quarterly dividends of $0.05 per share for a total of $1,386,751 during the fiscal year ended October 31, 2012. The Company paid dividends of $0.015, $0.02, $0.025, $0.05, and $0.25 per share for a total of $2,528,971 during the fiscal year ended October 31, 2011.

Note 14- Accrued expenses and other long-term liabilities

Accrued expenses consist of the following as of October 31:

	2012	2011

Wages payable	$1,031,537	$932,398
Accrued receipts	864,270	556,678
Other current liabilities	205,884	90,369

Totals	$2,101,691	$1,579,445

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities consist of the following as of October 31:

	2012	2011

Tax related liabilities	$-	$79,222
Deferred lease liabilities	15,480	53,645
Totals	$15,480	$132,867

See Note 6 for discussion of the tax-related liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 15- Mortgages payable

In January 2010, K&K acquired land and a building for $1,525,000.  The purchase was financed through mortgage notes payable as follows:

·	Mortgage payable with TFCU in the amount of $800,000, with interest at a rate per annum of 6.625%. Minimum monthly payments due of principal and interest of $5,490 commencing March 1, 2010 through February 2020. The agreement included a financial covenant which required K&K to maintain a minimum debt service coverage ratio. The note was guaranteed by Cables Unlimited and collateralized by K&K’s real property. In November 2011, TFCU released Cables Unlimited as a guarantor on the mortgage. In addition, the mortgage was paid in full through a refinancing in January 2012. The outstanding balance of $777,155 was classified as current in the consolidated balance sheet at October 31, 2011.

·	In September 2010, K&K entered into a mortgage payable with the Small Business Administration (“SBA”) in the amount of $643,000, with interest at a rate per annum of 4.605%. Minimum monthly payments of principal and interest of $4,236 commencing October 1, 2010 through September 2030. The note was guaranteed by Cables Unlimited and the former owner of Cables Unlimited and was collateralized by K&K’s real property. The note included two provisions that required the prior written consent of the SBA for significant changes in ownership structure and/or the sale of property or assets not in the ordinary course of business. The former shareholder of Cables Unlimited did not obtain prior written consent prior to selling 100% of his interest. As a result, the loan was in default and was paid in full on November 7, 2011. The outstanding balance of $617,075 was classified as current in the consolidated balance sheet at October 31, 2011.

The following summarizes the information relative to the outstanding VIE debt at October 31, 2011:

Note payable - TFCU	$777,155
Note payable - SBA	617,075
Total	$1,394,230

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

At the Annual Meeting of stockholders of the Company that was held on November 4, 2011, the stockholders approved an amendment to our Articles of Incorporation to decrease the number of the Company's authorized shares of common stock from 200,000,000 shares to 20,000,000 shares. The amendment to the Company’s Articles of Incorporation was filed with the Nevada Secretary of State on November 4, 2011. Accordingly, the authorized number of shares of the Company’s Common Stock currently is 20,000,000 shares.

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

Note 18- Subsequent Events

At its December 6, 2012 meeting, the Board of Directors approved a $0.10 dividend to be paid on December 28, 2012 to stockholders of record on December 17, 2012.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 22, 2013	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer and interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 22, 2013	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer and interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 22, 2013	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 22, 2013	By:	/s/ David Sandberg
David Sandberg, Director

Date: January 22, 2013	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 22, 2013	By:	/s/ J. Randall Waterfield
J. Randall Waterfield, Director

Date: January 22, 2013	By:	/s/ Darren Clark
Darren Clark, Director