Form 10-Q
period 2013-01-31
R F INDUSTRIES LTD
filed 2013-03-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 4, 2013 was 7,504,971.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,948,965	$5,491,768
Trade accounts receivable, net of allowance for doubtful accounts of $119,606 and $95,500	5,778,979	5,167,012
Inventories	6,737,372	6,984,546
Other current assets	949,964	639,954
Deferred tax assets	760,966	760,966
TOTAL CURRENT ASSETS	21,176,246	19,044,246

Property and equipment:
Equipment and tooling	2,369,601	2,348,955
Furniture and office equipment	677,484	655,714
	3,047,085	3,004,669
Less accumulated depreciation	1,904,558	1,800,371
Total property and equipment	1,142,527	1,204,298

Goodwill	3,076,023	3,076,023
Amortizable intangible assets, net	1,572,162	1,627,213
Non-amortizable intangible assets	410,000	410,000
Note receivable from stockholder	66,980	66,980
Other assets	34,658	34,658
TOTAL ASSETS	$27,478,596	$25,463,418

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,056,125	$1,429,076
Accrued expenses	2,361,221	2,101,691
Customer deposit	50,957	-
Income taxes payable	332,294	609,709
TOTAL CURRENT LIABILITIES	3,800,597	4,140,476

Deferred tax liabilities	1,077,157	1,077,157
Other long-term liabilities	5,097	15,480
TOTAL LIABILITIES	4,882,851	5,233,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 7,467,809 and 6,978,374 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	74,678	69,783
Additional paid-in capital	13,585,795	12,007,523
Retained earnings	8,935,272	8,152,999
TOTAL STOCKHOLDERS’ EQUITY	22,595,745	20,230,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,478,596	$25,463,418

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31

(UNAUDITED)

	2013	2012

Net sales	$10,509,231	$5,558,754

Cost of sales	5,572,427	3,056,751

Gross profit	4,936,804	2,502,003

Operating expenses:
Engineering	288,855	289,997
Selling and general	2,587,424	2,011,256

Totals	2,876,279	2,301,253

Operating income	2,060,525	200,750

Other income – interest/dividends	2,883	18,712

Income before provision for income taxes	2,063,408	219,462

Provision for income taxes	580,920	104,102

Net income attributable to RF Industries, Ltd. and Subsidiary	1,482,488	115,360

Net income attributable to noncontrolling interest	-	1,848

Consolidated net income	$1,482,488	$117,208

Basic earnings per share:
Net income attributable to RF Industries, Ltd. and Subsidiary	$.21	$.02
Net income attributable to VIE	$.00	$.00
Consolidated net income	$.21	$.02

Diluted earnings per share:
Net income attributable to RF Industries, Ltd. and Subsidiary	$.19	$.02
Net income attributable to VIE	$.00	$.00
Consolidated net income	$.19	$.02

Basic weighted average shares outstanding	7,074,095	7,002,929

Diluted weighted average shares outstanding	8,004,166	7,720,534

See Notes to Unaudited Condensed Consolidated Financial Statements.

 Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JANUARY 31, 2013

(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, November 1, 2012	6,978,374	$69,783	$12,007,523	$8,152,999	$20,230,305

Net income for the period	-	-	-	1,482,488	1,482,488

Stock-based compensation expense	-	-	33,108	-	33,108

Exercise of stock options	489,435	4,895	1,308,828	-	1,313,723

Excess tax benefit from exercise of stock options	-	-	236,336	-	236,336

Dividends	-	-	-	(700,215)	(700,215)

Balance, January 31, 2013	7,467,809	$74,678	$13,585,795	$8,935,272	$22,595,745

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31

(UNAUDITED)

	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$1,482,488	$117,208
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt (recovery) expense	24,105	(9,140)
Depreciation and amortization	159,238	161,621
Stock-based compensation expense	33,108	67,187
Excess tax benefit from stock-based compensation	(236,336)	(55,960)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	-	4,471
Trade accounts receivable	(636,072)	(273,348)
Inventories	247,174	(92,021)
Other current assets	(310,010)	(262,364)
Accounts payable	(372,951)	752,756
Customer deposit	50,957	-
Income taxes prepaid (payable)	(41,079)	79,159
Accrued expenses	259,530	(387,135)
Other long-term liabilities	(10,383)	(7,856)
Net cash provided by operating activities	649,769	94,578

INVESTING ACTIVITIES:
Maturity of certificates of deposit	-	1,000,111
Capital expenditures	(42,416)	(191,816)
Net cash provided by (used in) investing activities	(42,416)	808,295

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,313,723	22,741
Purchases of treasury stock	-	(787,243)
Excess tax benefit from exercise of stock options	236,336	55,960
Principal payments on long-term debt	-	(5,481)
Dividends paid	(700,215)	(352,693)
Net cash provided by (used in) financing activities	849,844	(1,066,716)

Net increase (decrease) in cash and cash equivalents	1,457,197	(163,843)

Cash and cash equivalents, beginning of period	5,491,768	1,760,816

Cash and cash equivalents, end of period	$6,948,965	$1,596,973

Supplemental cash flow information – income taxes paid	$603,000	$-

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$-	$787,242

Assets and liabilities of VIE as of January 25, 2012: Restricted cash	$-	$62,455
Other current assets	$-	$23,801
Property and equipment, net	$-	$1,467,674
Other assets, net	$-	$69,784
Mortgages payable	$-	$1,408,249
Net equity	$-	$215,465

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2012 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2012 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2012 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

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

Note 2 - Variable interest entity

The Company’s unaudited condensed consolidated statement of income for the three months ended January 31, 2012 reflects consolidation of its former variable interest entity, K&K Unlimited, LLC (K&K), in accordance with generally accepted accounting principles. K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union (“TFCU”) and Small Business Administration (“SBA”) establishing a direct obligation to absorb any losses of K&K.

In November 2011 and on January 25, 2012 the mortgages noted above were repaid and refinanced, respectively, at which time Cables Unlimited was released as a guarantor. Based on these factors, it was determined that Cables Unlimited was no longer the primary beneficiary and the operations of K&K were deconsolidated as of January 25, 2012. As a result, the Company’s unaudited condensed consolidated balance sheet at January 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s unaudited condensed consolidated results of operations for the three months ended January 31, 2012.

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method.

	January 31, 2013	October 31, 2012

Raw materials and supplies	$2,485,137	$2,518,937
Work in process	157	2,863
Finished goods	4,307,224	4,630,174
Less inventory reserve	(55,146)	(167,428)

Totals	$6,737,372	$6,984,546

There were no purchases of connector products in excess of 10% of total inventory purchases from vendors in the three month period ended January 31, 2013. Purchases of connector products from two major vendors in the three month period ended January 31, 2012 represented 19% and 16% of total inventory purchases. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. For the three months ended January 31, 2013, the effects of the assumed exercise of options to purchase 138,280 shares of the Company’s common stock, at a price of $4.49 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose. For the three months ended January 31, 2012, the effects of the assumed exercise of options to purchase 687,897 shares of the Company’s common stock, at a price range of $3.16 to $3.78 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2013	2012

Weighted average shares outstanding for basic earnings per share	7,074,095	7,002,929

Add effects of potentially dilutive securities-assumed exercise of stock options	930,071	717,605

Weighted average shares for diluted net earnings per share	8,004,166	7,720,534

Note 5 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted during the quarter ended January 31, 2013 vest and are exercisable equally over three years and expire in five years from date of grant. During the three months ended January 31, 2013, the Company granted a total of 138,280 incentive stock options to company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee stock options granted by the Company in the three months ended January 31, 2013 and 2012 was estimated to be $1.01 and $1.41 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.36%	0.39%
Dividend yield	4.45%	3.00%
Expected life of the option	3.5 years	3.8 years
Volatility factor	42.46%	65.65%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2013 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2013, the Company issued 489,435 shares of common stock and received net proceeds of $1,313,723 in connection with the exercise of employee stock options.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2013 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 1, 2012	2,004,781	$2.25
Options granted	171,900	$4.76
Options exercised	(489,435)	$2.68
Options canceled or expired	(55,497)	$3.75
Options outstanding at January 31, 2013	1,631,749	$2.33
Options exercisable at January 31, 2013	1,191,255	$1.95
Options vested and expected to vest at January 31, 2013	1,609,668	$2.32

Weighted average remaining contractual life of options outstanding as of January 31, 2013: 3.42 years

Weighted average remaining contractual life of options exercisable as of January 31, 2013: 2.95 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2013: 3.42 years

Aggregate intrinsic value of options outstanding at January 31, 2013: $5,122,093

Aggregate intrinsic value of options exercisable at January 31, 2013: $4,188,068

Aggregate intrinsic value of options vested and expected to vest at January 31, 2013: $4,243,178

As of January 31, 2013, $369,679 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 3.20 years.

Non-employee directors receive $25,000 annually, which amount is paid one-half in cash and one-half through the grant of stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2013, the Company granted each of its four non-employee directors 8,405 options. The number of stock options granted to each director was determined by dividing $12,500 by the fair value of a stock option grant using the Black Scholes model ($1.49 per share). These options vest ratably over fiscal year 2013.

Stock option expense

During the three months ended January 31, 2013 and 2012, stock-based compensation expense totaled $33,108 and $67,187, respectively. For the three months ended January 31, 2013 and 2012, stock-based compensation classified in cost of sales amounted to $9,464 and $13,913 and stock-based compensation classified in selling and general expense amounted to $23,644 and $53,274, respectively.

Note 6 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2013, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $6,200,000.

One customer accounted for approximately 53% and 14% of the Company’s net sales for the three month periods ended January 31, 2013 and 2012, respectively. At January 31, 2013 and October 31, 2012, this customer’s account receivable balance accounted for approximately 48% and 49%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line, Optiflex Cables, represented $3,600,000 or 34% of total sales to one customer for the three month period ended January 31, 2013. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Optiflex products at any time. A reduction, delay or cancellation of orders from this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three month periods ended January 31, 2013 and 2012:

	Three Months Ended January 31
	2013	2012

United States	$10,049,242	$5,189,872
Foreign countries:
Canada	148,249	141,670
Israel	96,449	98,073
Mexico	191,369	95,199
All other	23,922	33,940

Totals	$10,509,231	$5,558,754

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended January 31, 2013 and 2012 are as follows:

2013	RF Connectors and Cable Assembly	Cables Unlimited	Medical Cabling and Interconnector	RF Wireless	Corporate	Total
Net sales	$3,817,343	$5,391,856	$686,455	$613,577	$-	$10,509,231
Income before provision for income taxes	286,680	1,496,314	192,993	86,261	1,160	2,063,408
Depreciation and amortization	32,227	85,455	40,314	1,242		159,238

2012
Net sales	$3,104,399	$1,443,716	$673,761	$336,878	$-	$5,558,754
Income (loss) before provision for income taxes	103,856	36,757	182,264	(108,495)	5,080	219,462
Depreciation and amortization	47,289	101,683	10,508	2,141		161,621

Note 8 - Income tax provision

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

The provision for income taxes was 28.2% and 47.4% of income before income taxes for the three months ended January 31, 2013 and January 31, 2012, respectively. The decrease in the effective income tax rate from period to period was primarily driven by a decrease in the rate for reversal of cumulative expense related to disqualifying disposition of incentive stock options.

The total amount of unrecognized tax benefits was $0 as of January 31, 2013 and October 31, 2012. The gross liability for income taxes related to unrecognized tax benefits, if any, is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of January 31, 2013 and October 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended January 31, 2013 and 2012.

Note 9 - Intangible assets:

Intangible assets are comprised of the following:

	January 31, 2013	October 31, 2012
Amortizable intangible assets
Non-compete agreements (estimated life 5 years)	$200,000	$200,000
Accumulated amortization	(65,000)	(55,000)
	135,000	145,000

Customer relationships (estimated life 9.6 years)	1,730,000	1,730,000
Accumulated amortization	(292,838)	(247,787)
	1,437,162	1,482,213

Backlog (estimated life 6 months)	75,000	75,000
Accumulated amortization	(75,000)	(75,000)
	-	-
Total	$1,572,162	$1,627,213

Non-amortizable intangible assets
Trademarks	$410,000	$410,000

Note 10 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following:

	January 31, 2013	October 31, 2012

Wages payable	$1,022,309	$1,031,537
Accrued receipts	1,160,128	864,270
Other current liabilities	178,784	205,884

Totals	$2,361,221	$2,101,691

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities of $5,097 and $15,480 as of January 31, 2013 and October 31, 2012, respectively, consist of deferred lease liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 11 - Cash dividend and declared dividends

The Company paid dividends of $0.10 per share for a total of $700,215 during the three month period ended January 31, 2013. The Company paid dividends of $0.05 per share for a total of $352,693 during the three month period ended January 31, 2012.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2012 and other reports and filings made with the Securities and Exchange Commission.

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

Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables.  The Company’s wireless operations also design, manufacture and sell radio-frequency (RF) wireless modems and provide mobile management solutions for wireless networks.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year are based on the following:

•	As of January 31, 2013, the Company had cash and cash equivalents equal to $6,948,965.

•	As of January 31, 2013, the Company had $21,176,246 in current assets and $3,800,597 in current liabilities.

•	As of January 31, 2013, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company had cash provided by operating activities of $649,769 primarily because the Company recognized consolidated net income of $1,482,488 for the three months ended January 31, 2013. In addition, an increase in accrued expenses ($259,530), primarily due to an increase in senior management bonuses, and a decrease in inventories ($247,174), primarily due to increased shipments related to an increase in revenues, also contributed to the increase in cash provided by operating activities. Partially offsetting this increase was an overall decrease in net cash due to an increase in accounts receivable ($636,072) due to increased sales, an increase in other current assets ($310,010), primarily related to the timing of the receipt of proceeds from the exercise of stock options by employees, excess tax benefit from stock-based compensation ($236,336) and a decrease in accounts payable ($372,951) due to large payments to suppliers.

As of January 31, 2013, the Company had a total of $6,948,965 of cash and cash equivalents compared to a total of $5,491,768 of cash and cash equivalents as of October 31, 2012. At the end of the January 31, 2013 fiscal quarter, the Company had working capital of $17,375,649 and a current ratio of approximately 6:1.

Results of Operations

Three Months Ended January 31, 2013 vs. Three Months Ended January 31, 2012

Net sales in the current fiscal quarter ended January 31, 2013 (the “fiscal 2013 quarter”) increased by 89%, or $4,950,477 to $10,509,231 from $5,558,754 in the comparable fiscal quarter of prior year (the “fiscal 2012 quarter”), due to a significant increase in net sales at the Cables Unlimited subsidiary, and an increase in net sales at each of the Company’s other three segments. The primary contributor for the increase in revenues at Cables Unlimited is the sale of Cables Unlimited new Optiflex Cable product, which was not offered or sold in the fiscal 2012 quarter. Net sales of Optiflex Cable products were approximately $3,600,000 for the fiscal 2013 quarter. The Cables Unlimited segment contributed $5,391,856 to the fiscal 2013 quarter revenues, an increase of $3,948,140 or 273%, over the prior year comparable quarter. The RF Connector and Cable Assembly segment contributed $3,817,343, an increase of $712,944 or 23% over the prior comparable period. Net sales at RF Connector and Cable Assembly segment increased due to the general increase in the demand for wireless products and to a diversification of that segment’s customers. The RF Connector and Cable Assembly segment has recently commenced selling its cable and connector products for use in larger transportation uses, which is expected to add additional sales and lessen that segment’s dependency on the wireless infrastructure industry. The RF Wireless segment contributed $613,577, an increase of $276,699 or 82% over the prior comparable period. Revenues at the RF Wireless segment increased due to revenues generated from that segment’s $2.6 million contract with the Los Angeles County Fire Department. The Los Angeles County contract is expected to be completed by the end of the second quarter of fiscal 2013. The Medical Cabling and Interconnector segment had revenues of $686,455, an increase of $12,695 or 2% over the prior comparable period. The increase in medical cabling products is due to the addition of new customers.

Domestically, the Company’s net sales increased by $4,859,370, or 94%, to $10,049,242 compared to $5,189,872 in the prior comparable quarter. Foreign sales increased by $91,107, or 25%, in the fiscal 2013 quarter to $459,989 compared to $368,882 during the fiscal 2012 quarter. Foreign sales represented approximately 4% and 7% of the Company’s net sales during the January 31, 2013 and January 31, 2012 fiscal quarters, respectively. The increase in foreign sales is primarily attributable to an increase in cable assembly sales to an international customer in Mexico. Unlike domestic sales, foreign sales tend to consist of larger orders, which result in larger swings in foreign sales as orders are received or filled.

The Company’s gross profit as a percentage of sales increased by 2% to 47% during the fiscal 2013 quarter compared to 45% in the comparable fiscal quarter of prior year. For the fiscal 2013 quarter, each of the Company’s four segments had gross profit percentage increases ranging from 2% to 26%. The gross profit percentage for the Cables Unlimited segment was 41% during the fiscal 2013 quarter, an improvement of 4% over the comparable quarter a year ago. Gross margins for the Cables Unlimited products increased primarily due to increased efficiencies in production. In addition, gross margins also increased as increased production and sales benefited from certain fixed manufacturing costs. The gross profit percentage of the RF Connector and Cable Assembly segment improved by 3% primarily due to higher volume, increased sales of the higher margin connector product line, and an adjustment in its product prices that it charges to its customers. The gross profit percentage for the RF Wireless segment improved by 26% to 61% for the 2013 quarter primarily as a result of the Los Angeles County contract. The Medical Cabling and Interconnector segment had a 2% increase in its gross profit percentage from 41% in the fiscal 2012 quarter to 43% in the fiscal 2013 quarter due to increased efficiencies.

Engineering expenses remained consistent in the fiscal 2013 quarter ($288,855 in fiscal 2013 compared to $289,997 in the fiscal 2012 quarter). Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $576,168, or 29%, in the fiscal 2013 quarter to $2,587,424 from $2,011,256 in the comparable quarter of the prior fiscal year. Much of the increase in selling and general expenses was the result of lump-sum bonus payments to senior management ($217,000 in the aggregate) that were not made last year, and an increase in certain legal and consulting fees ($151,000). Selling and general expenses also increased because of the accrual of a pro rata portion of fiscal year 2013 senior management bonuses ($54,000) and increased sales commissions at the Cable Unlimited segment ($130,000) . The increase in legal and consulting fees related to the termination and replacement of an employee. Increased sales commissions at the Cables Unlimited segment was a direct result of its 273% increase in fiscal quarter 2013 revenues of $3,948,140 over fiscal 2012 quarter.

The provision for income taxes during the fiscal 2013 quarter was $580,920 (or an effective tax rate of approximately 28%), compared to $104,102 in the fiscal quarter 2012 (or an effective tax rate of approximately 47%). Despite the fact that the effective tax rate is significantly lower during the fiscal quarter 2013, the increase in the fiscal quarter 2013 provision for tax is due to the significantly higher income before provision for income taxes. Taking into consideration the impact of the fiscal quarter 2013 discrete items ($249,344), the Company’s effective tax rate was reduced from a pretax rate of approximately 40% to 28%. As a result of the Company’s increase in stock price during fiscal quarter 2013, many employees exercised their Incentive Stock Options (ISO) and thereafter sold their shares, which resulted in an unusually large number of ISO disqualifying dispositions. The tax benefit to the Company of these disqualifying dispositions (which are treated as compensation expenses) totaled $243,692. Management believes that this trend may not continue for the remainder of fiscal year 2013 and, accordingly, anticipates that the effective tax rate will increase to be more comparable to that of the prior year’s effective tax rate.

The Company’s net income attributable to RF Industries, Ltd. and Subsidiary of $1,482,488 increased by $1,367,128 primarily on the strength of increased net sales and gross profits at all segments. Fiscal quarter 2013 gross profit increased by $2,434,801, or 97%, from the fiscal 2012 quarter. This increase was partially offset by the net overall increase in selling and general expenses as well as an increase in the provision for income taxes.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

A Significant Portion of the Company’s Net Sales Increase is Due to the Sale of a Single New Product, Which Sales May Not Continue Over the Longer Term.

Net sales in the current fiscal quarter ended January 31, 2013 increased $4,950,000 from the comparable fiscal quarter of prior year. Of this increase, $3,600,000 is attributable to the sale by the Company’s Cables Unlimited subsidiary of a new product knows as the “Optiflex™ Cable.” This product was not offered or sold in the comparable fiscal 2012 quarter. Cables Unlimited’s OptiFlex™ Cable is a specialized solution for wireless carriers who are updating their networks to 4G technologies, such as WiMAX or LTE. The Optiflex Cable is only used for updating cell towers and, therefore, its sales are directly tied to the number of cell towers that are updated by the wireless carriers and to the number of wireless carriers that choose this solution. Any decrease in the number of cell towers that are being updated, or that are in need of updating, will directly reduce the sales of Optiflex Cables. The Company is unable to estimate how many cell towers will be updated, and how many wireless carriers will choose to use the Optiflex Cable solution for their updated cell towers. In addition, to the Company’s knowledge, Cable Unlimited currently is the sole provider of this product. Should other competitors decide to enter this niche market, Cables Unlimited’s sales of Optiflex Cable would decrease. No assurance can be given that other competitors will not enter this niche market or that wireless carriers will continue to use Optiflex Cables over the longer term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated March 12, 2013 announcing the financial results for the fiscal quarter ended January 31, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 12, 2013	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer and Interim Chief Financial Officer

