Form 10-Q
period 2013-04-30
R F INDUSTRIES LTD
filed 2013-06-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

_______________________

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 3, 2013 was 7,779,790.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2013	2012
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,486	$5,492
Trade accounts receivable, net of allowance for doubtful accounts of $112 and $96	4,990	5,167
Inventories	7,311	6,984
Other current assets	646	640
Deferred tax assets	761	761
TOTAL CURRENT ASSETS	22,194	19,044

Property and equipment:
Equipment and tooling	2,385	2,349
Furniture and office equipment	682	655
	3,067	3,004
Less accumulated depreciation	2,010	1,800
Total property and equipment	1,057	1,204

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,517	1,627
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	32	35
TOTAL ASSETS	$28,353	$25,463

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2013	2012
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$682	$1,429
Accrued expenses	2,225	2,102
Customer deposit	51	-
Income taxes payable	8	610
TOTAL CURRENT LIABILITIES	2,966	4,141

Deferred tax liabilities	1,077	1,077
Other long-term liabilities	5	15
TOTAL LIABILITIES	4,048	5,233

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 7,779,451 and 6,978,374 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	78	70
Additional paid-in capital	14,658	12,007
Retained earnings	9,569	8,153
TOTAL STOCKHOLDERS' EQUITY	24,305	20,230
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,353	$25,463

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Net sales	$9,162	$6,672	$19,671	$12,231

Cost of sales	5,103	3,650	10,675	6,707

Gross profit	4,059	3,022	8,996	5,524

Operating expenses:
Engineering	292	284	581	574
Selling and general	2,136	1,839	4,723	3,851

Totals	2,428	2,123	5,304	4,425

Operating income	1,631	899	3,692	1,099

Other income – interest/dividends	6	6	8	25

Income before provision for income taxes	1,637	905	3,700	1,124

Provision for income taxes	459	303	1,040	406

Net income attributable to RF Industries, Ltd. and Subsidiary	1,178	602	2,660	718

Net income attributable to noncontrolling interest	-	-	-	2

Consolidated net income	$1,178	$602	$2,660	$720

Earnings per share
Basic	$0.15	$0.09	$0.36	$0.10
Diluted	$0.14	$0.08	$0.32	$0.09

Weighted average shares outstanding
Basic	7,610,309	6,872,439	7,337,101	6,938,395
Diluted	8,461,544	7,623,805	8,249,455	7,673,266

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$2,660	$720
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt (recovery) expense	17	(6)
Depreciation and amortization	320	304
Stock-based compensation expense	107	121
Excess tax benefit from stock-based compensation	(458)	(61)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	-	4
Trade accounts receivable	160	(496)
Inventories	(327)	(259)
Other current assets	(6)	(26)
Other long-term assets	3	-
Accounts payable	(747)	481
Customer deposit	51	-
Income taxes prepaid (payable)	(144)	384
Accrued expenses	123	(290)
Other long-term liabilities	(10)	(17)
Net cash provided by operating activities	1,749	859

INVESTING ACTIVITIES:
Maturity of certificates of deposit	-	3,346
Capital expenditures	(63)	(446)
Net cash provided by (used in) investing activities	(63)	2,900

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,094	76
Purchases of treasury stock	-	(1,143)
Excess tax benefit from exercise of stock options	458	60
Principal payments on long-term debt	-	(5)
Dividends paid	(1,244)	(695)
Net cash provided by (used in) financing activities	1,308	(1,707)

Net increase in cash and cash equivalents	2,994	2,052

Cash and cash equivalents, beginning of period	5,492	1,761

Cash and cash equivalents, end of period	$8,486	$3,813

Supplemental cash flow information – income taxes paid	$1,186	$-

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$-	$1,143

Assets and liabilities of VIE as of January 25, 2012:
Restricted cash	$-	$62
Other current assets	$-	$24
Property and equipment, net	$-	$1,468
Other assets, net	$-	$70
Mortgages payable	$-	$1,408
Net equity	$-	$215

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2012 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2012 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2012 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

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

Note 2 - Variable interest entity

The Company’s unaudited condensed consolidated statement of income for the six months ended April 30, 2012 reflects consolidation of its former variable interest entity, K&K Unlimited, LLC (K&K), in accordance with generally accepted accounting principles. K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union (“TFCU”) and Small Business Administration (“SBA”) establishing a direct obligation to absorb any losses of K&K.

In November 2011 and on January 25, 2012 the mortgages noted above were repaid and refinanced, respectively, at which time Cables Unlimited was released as a guarantor. Based on these factors, it was determined that Cables Unlimited was no longer the primary beneficiary and the operations of K&K were deconsolidated as of January 25, 2012. As a result, the Company’s unaudited condensed consolidated balance sheet at October 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s unaudited condensed consolidated results of operations for the six months ended April 30, 2012.

 Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2013	October 31, 2012

Raw materials and supplies	$2,825	$2,519
Work in process	2	3
Finished goods	4,558	4,630
Less inventory reserve	(74)	(168)

Totals	$7,311	$6,984

Purchases of inventory from three major vendors during the six months ended April 30, 2013 represented 35%, 17% and 10% of total inventory purchases compared to two major vendors who represented 16% and 10% of total inventory purchases for the same period in 2012. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 23,279 and 699,897 for the three months ended April 30, 2013 and 2012, and 161,559 and 699,897 for the six months ended April 30, 2013 and 2012, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Weighted average shares outstanding for basic earnings per share	7,610,309	6,872,439	7,337,101	6,938,395

Add effects of potentially dilutive securities-assumed exercise of stock options	851,235	751,366	912,354	734,871

Weighted average shares for diluted net earnings per share	8,461,544	7,623,805	8,249,455	7,673,266

Note 5 - Stock-based compensation and equity transactions

The stock incentive plans provide for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the six months ended April 30, 2013 vest and are exercisable equally over three years and expire in five years from date of grant. During the six months ended April 30, 2013, the Company granted a total of 138,280 incentive stock options to company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors stock options granted by the Company in the six months ended April 30, 2013 and 2012 was estimated to be $1.12 and $1.33 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.36%	0.39%
Dividend yield	4.17%	4.99%
Expected life of the option	3.5 years	3.5 years
Volatility factor	42.85%	66.16%

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

Issuances of common stock by the Company

During the six months ended April 30, 2013, the Company issued 801,077 shares of common stock and received net proceeds of $2.1 million in connection with the exercise of employee stock options.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2013 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2012	2,004,781	$2.25
Options granted	176,267	$4.80
Options exercised	(801,077)	$2.61
Options canceled or expired	(74,603)	$4.09
Options outstanding at April 30, 2013	1,305,368	$2.27
Options exercisable at April 30, 2013	878,770	$1.76
Options vested and expected to vest at April 30, 2013	1,283,287	$2.25

Weighted average remaining contractual life of options outstanding as of April 30, 2013: 3.33 years

Weighted average remaining contractual life of options exercisable as of April 30, 2013: 2.78 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2013: 3.32 years

Aggregate intrinsic value of options outstanding at April 30, 2013: $4.9 million

Aggregate intrinsic value of options exercisable at April 30, 2013: $3.7 million

Aggregate intrinsic value of options vested and expected to vest at April 30, 2013: $3.8 million

As of April 30, 2013, $335,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 3.03 years.

Non-employee directors receive $25,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2013, the Company granted each of its four non-employee directors 8,405 options. The number of stock options granted to each director was determined by dividing $12,500 by the fair value of a stock option grant using the Black Scholes model ($1.49 per share). These options vest ratably over fiscal year 2013. During the quarter ended April 30, 2013, the Company granted a newly appointed non-employee director 4,367 options. The number of stock options granted was determined by dividing $7,292 (a pro rata portion of the $12,500) by the fair value of a stock option grant using the Black Scholes model ($1.67 per share).

Stock option expense

During the six months ended April 30, 2013 and 2012, stock-based compensation expense totaled $107,000 and $121,000, respectively. During the three months ended April 30, 2013 and 2012, stock-based compensation expense totaled $74,000 and $53,000, respectively. For the six months ended April 30, 2013 and 2012, stock-based compensation classified in cost of sales amounted to $25,000 and $28,000, respectively, and stock-based compensation classified in selling and general expense amounted to $82,000 and $93,000, respectively.

Note 6 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2013, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $7.7 million.

One customer accounted for approximately 52% and 14% of the Company’s net sales for the six month periods ended April 30, 2013 and 2012, respectively. This same customer accounted for approximately 50% and 14% of the Company’s net sales for the three months ended April 30, 2013 and 2012, respectively. At April 30, 2013 and October 31, 2012, this customer’s account receivable balance accounted for approximately 41% and 49%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line, Optiflex Cables, accounted for $3.0 million or 33% of total sales and $6.6 million or 34% of total sales to one customer for the three and six months ended April 30, 2013, respectively. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the Optiflex products at any time. A reduction, delay or cancellation of orders from this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector & Cable Assembly, Aviel, and Oddcables divisions into the RF Connector and Cable Assembly segment, while the Cables Unlimited division constitutes the Cables Unlimited segment. The Bioconnect Division makes up the Medical Cabling and Interconnector segment, and the RF Neulink and RadioMobile divisions make up the RF Wireless segment.

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. Effective beginning with the second quarter of 2013, the Company changed its measurement of segment profit or loss whereby certain corporate costs, previously attributed to the RF Connector and Cable Assembly segment, have been allocated to each of the segments. Certain amounts in the 2012 segment tables have been reclassified to conform to the 2013 presentation to reflect all segment information on a comparable basis. Accounts receivable, inventory, fixed assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six month periods ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
United States	$8,832	$6,331	$18,881	$11,521
Foreign Countries:
Canada	132	162	280	304
Israel	51	19	148	117
Mexico	87	139	278	234
All Other	60	21	84	55
	330	341	790	710

Totals	$9,162	$6,672	$19,671	$12,231

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended April 30, 2013 and 2012 are as follows (in thousands):

	RF Connectors		Medical
	and	Cables	Cabling and	RF
2013	Cable Assembly	Unlimited	Interconnector	Wireless	Corporate	Total
Net sales	$3,567	$4,450	$830	$315	$-	$9,162
Income (loss) before provision for income taxes	636	934	239	(173)	1	1,637
Depreciation and amortization	61	87	11	2	-	161

2012
Net sales	$3,416	$1,836	$768	$652	$-	$6,672
Income before provision for income taxes	482	105	236	77	5	905
Depreciation and amortization	56	74	11	1	-	142

Net sales, income (loss) before provision for income taxes and other related segment information for the six months ended April 30, 2013 and 2012 are as follows (in thousands):

	RF Connectors		Medical
	and	Cables	Cabling and	RF
2013	Cable Assembly	Unlimited	Interconnector	Wireless	Corporate	Total
Net sales	$7,384	$9,842	$1,517	$928	$-	$19,671
Income (loss) before provision for income taxes	1,187	2,246	395	(130)	2	3,700
Depreciation and amortization	122	172	22	4	-	320

2012
Net sales	$6,520	$3,280	$1,442	$989	$-	$12,231
Income (loss) before provision for income taxes	762	35	380	(63)	10	1,124
Depreciation and amortization	103	176	21	4	-	304

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

The provision for income taxes was 28.0% and 33.5% of income before income taxes for the three months ended April 30, 2013 and 2012, respectively, and 28.1% and 36.1% of income before income taxes for the six months ended April 30, 2013 and 2012, respectively. The decrease in the effective income tax rate from period to period was primarily driven by a decrease in the rate for the reversal of cumulative expense related to disqualifying disposition of incentive stock options.

The total amount of unrecognized tax benefits was $0 as of April 30, 2013 and October 31, 2012. The gross liability for income taxes related to unrecognized tax benefits, if any, is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of April 30, 2013 and October 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and six months ended April 30, 2013 and 2012.

Note 9 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	April 30, 2013	October 31, 2012
Amortizable intangible assets
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(75)	(55)
	125	145

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(338)	(248)
	1,392	1,482

Backlog (estimated life 6 months)	75	75
Accumulated amortization	(75)	(75)
	-	-
Totals	$1,517	$1,627

Non-amortizable intangible assets
Trademarks	$410	$410

 Note 10 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2013	October 31, 2012

Wages payable	$927	$1,032
Accrued receipts	1,162	864
Other current liabilities	136	206

Totals	$2,225	$2,102

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities of $5,000 and $15,000 as of April 30, 2013 and October 31, 2012, respectively, consist of deferred lease liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 11 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended April 30, 2013 ($544,000) and $0.10 per share during the three months ended January 31, 2013 ($700,000) for a total of $1.2 million during the six months ended April 30, 2013. The Company paid dividends of $0.05 per share during the three months ended April 30, 2012 ($343,000) and $0.05 per share during the three months ended January 31, 2012 ($352,000) for a total of $695,000 during the six months ended April 30, 2012.

Note 12 – Subsequent events

On May 24, 2013, a former employee of the Company filed a complaint with the San Diego, California office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The complaint alleges that the former employee was terminated in November 2012 in retaliation for making disclosures relating to fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint does not seek any specified amount of damages, but does seek various forms of relief, including the following: Reinstatement of the former employee’s employment, or in the alternative, an award for lost future wages, benefits and pension; back pay and bonuses; compensatory monetary damages in an amount to be determined; reasonable attorney’s fees; and all costs of litigation. The Company disputes the retaliation claim and has notified its employment practices liability insurance carrier of the demand.

At its June 7, 2013 meeting, the Board of Directors approved a $0.07 dividend to be paid on July 15, 2013 to stockholders of record on June 30, 2013.

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

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of April 30, 2013, the Company had cash and cash equivalents equal to $8.5 million.

·	As of April 30, 2013, the Company had $22.2 million in current assets and $3.0 million in current liabilities.

·	As of April 30, 2013, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company generated cash from operating activities of $1.7 million primarily due to consolidated net income of $2.7 million for the six months ended April 30, 2013. Consolidated net income for the period was offset by $897,000 for changes in operating assets and liabilities, excess tax benefit from stock-based compensation of $458,000 and other non-cash charges of $444,000.

As of April 30, 2013, the Company had a total of $8.5 million of cash and cash equivalents compared to a total of $5.5 million of cash and cash equivalents as of October 31, 2012. As of April 30, 2013, the Company had working capital of $19.2 million and a current ratio of approximately 7:1.

 Results of Operations

Three Months Ended April 30, 2013 vs. Three Months Ended April 30, 2012

Net sales for the three months ended April 30, 2013 (the “fiscal 2013 quarter”) increased by 37% or $2.5 million to $9.2 million from $6.7 million for the three months ended April 30, 2012 (the “fiscal 2012 quarter”) primarily due to a significant increase in net sales at the Cables Unlimited subsidiary. The primary contributor for the increase in revenues at Cables Unlimited is the sale of Cables Unlimited Optiflex Cable product, which had a full quarter of sales during the fiscal 2013 quarter. The first shipments of Optiflex Cables commenced in April 2012 and, as a result, did not have any material impact on net sales in the same quarter in fiscal 2012. Net sales of Optiflex Cable products were approximately $3.0 million for the fiscal 2013 quarter. The Cables Unlimited segment contributed $4.5 million to the fiscal 2013 quarter sales, an increase of $2.6 million or 142%, over the prior year comparable quarter. The RF Connector and Cable Assembly segment contributed $3.6 million, an increase of $150,000 or 4% over the prior comparable period. Net sales at RF Connector and Cable Assembly segment increased due to an increase in sales at the Aviel and Oddcables divisions while sales at the Connector & Cable Assembly division were relatively flat compared to the prior year’s quarter. The RF Wireless segment contributed $315,000, a decrease of $337,000 or 52% over the prior comparable period. Revenues at the RF Wireless segment decreased primarily due to the winding down of the contract with the Los Angeles County Fire Department, which was entered into in November 2011. Revenues realized by the RF Wireless segment represented substantially all of the segment’s revenues since that contract commenced. Accordingly, the completion of that contract will result in a decrease in revenues by that segment in future periods until other, larger contracts are entered into. The Medical Cabling and Interconnector segment had revenues of $830,000, an increase of $62,000 or 8% over the prior comparable period. The increase in medical cabling revenue was due to increased sales from its existing customers.

Domestically, the Company’s net sales increased by $2.5 million, or 40%, to $8.8 million compared to $6.3 million in the prior comparable quarter. Foreign sales remained relatively flat with a slight decrease of $11,000 in the fiscal 2013 quarter to $330,000 compared to $341,000 during the fiscal 2012 quarter. Foreign sales represented approximately 4% and 5% of the Company’s net sales during the April 30, 2013 and 2012 fiscal quarters, respectively.

The Company’s gross profit as a percentage of sales decreased by 1% to 44% during the fiscal 2013 quarter compared to 45% in the comparable fiscal quarter of the prior year primarily as a result of the product mix with a larger portion of sales coming from Cables Unlimited, which typically operates at a lower gross margin to the Company as a whole. The gross profit percentage for the Cables Unlimited segment was 36% during the fiscal 2013 quarter, compared to 29% in the comparable quarter a year ago. Gross margins for the Cables Unlimited products increased primarily due to increased efficiencies in production, as well as from the impact of increased production and sales benefiting from certain fixed manufacturing costs. The gross profit percentage of the RF Connector and Cable Assembly segment improved by 2% to 55% primarily due to increased sales of the higher margin connector product line and an adjustment in its product prices that it charges to its customers. The gross profit percentage for the RF Wireless segment declined by 18% to 34% for the 2013 quarter primarily as a result of the winding down of the Los Angeles County contract and the impact of certain fixed costs on a lower revenue base. The Medical Cabling and Interconnector segment’s gross profit percentage of 46% for the fiscal 2013 quarter remained consistent with the fiscal 2012 quarter.

Engineering expenses remained relatively consistent in the fiscal 2013 quarter ($292,000 in fiscal 2013 compared to $284,000 in the fiscal 2012 quarter). Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $296,000, or 16%, in the fiscal 2013 quarter to $2.1 million from $1.8 million in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was primarily a result of increased sales commissions paid at the Cables Unlimited segment as a result of the increase in net sales, an increase in wages and benefits related to an increase in pay rates and headcount and an increase in certain legal and consulting fees in connection with the termination and replacement of an employee.

The provision for income taxes during the fiscal 2013 quarter was $459,000 (or an effective tax rate of approximately 28%), compared to $303,000 in the fiscal quarter 2012 (or an effective tax rate of approximately 33%). Despite the fact that the effective tax rate is significantly lower during the fiscal quarter 2013, the increase in the fiscal quarter 2013 provision for tax is due to the significantly higher income before provision for income taxes. The reduction in the effective tax rate is attributable to the impact of the tax benefit to the Company of disqualifying incentive stock option (ISO) dispositions during the fiscal 2013 quarter, which result in a tax deduction to the Company. As a result of the Company’s increase in stock price during 2013, many employees exercised their ISOs and thereafter sold their shares, which transactions resulted in a significant number of ISO disqualifying dispositions during the fiscal 2013 quarter. Management believes that this trend may not continue for the remainder of fiscal year 2013 and, accordingly, anticipates that the effective tax rate will increase to be more comparable to that of the prior year’s effective tax rate.

Six Months Ended April 30, 2013 vs. Six Months Ended April 30, 2012

Net sales for the six months ended April 30, 2013 increased by 61% or $7.4 million to $19.7 million from $12.2 million during the six months ended April 30, 2012 primarily due to a significant increase in net sales at the Cables Unlimited subsidiary and, secondarily, to increased sales at the RF Connector and Cable Assembly segment. The Cables Unlimited segment contributed $9.8 million to total Company sales for the six months ended April 30, 2013, an increase of $6.6 million or 200%, over the prior year comparable period. Most of the increase is due to the sale of Cables Unlimited’s Optiflex Cable product, which totaled $6.6 million for the six months ended April 30, 2013. Cables Unlimited developed and commercially released the Optiflex Cable product in April 2012. The RF Connector and Cable Assembly segment contributed $7.4 million, an increase of $863,000 or 13% over the prior comparable period. Net sales at the RF Connector and Cable Assembly segment increased at all three divisions during the period as a result of a general increase in the demand for wireless products and a diversification of the segment’s customers, including the sale of cable and connector products for larger transportation uses. The RF Wireless segment contributed $928,000, a decrease of $61,000 or 6% over the prior comparable period. Revenues at the RF Wireless segment decreased primarily due to the winding down of the contract with the Los Angeles County Fire Department, which was entered into in November 2011. The Medical Cabling and Interconnector segment had revenues of $1.5 million, an increase of $75,000 or 5% over the prior comparable period. The increase in medical cabling products is due to increased sales from its existing customers.

Domestic sales increased by $7.4 million, or 64%, to $18.9 million during the six months ended April 30, 2013 from $11.5 million in the comparable prior year period. Foreign sales increased by $80,000, or 11%, during the six months ended April 30, 2013 to $790,000 compared to $710,000 during the comparable prior year period. Foreign sales represented approximately 4% and 6% of the Company’s net sales during the six month periods ended April 30, 2013 and 2012, respectively. The increase in foreign sales is primarily attributable to an increase in cable assembly sales to certain existing international customers in Israel and Mexico. Unlike domestic sales, foreign sales tend to consist of larger orders, which result in larger swings in foreign sales as orders are received or filled.

The Company’s gross profit as a percentage of sales increased by 1% to 46% during the six month period ended April 30, 2013 compared to 45% during the comparable prior year period. The gross profit percentage for the Cables Unlimited segment was 39% during the six months ended April 30, 2013, an improvement of 6% over the comparable period a year ago. Gross margins for the Cables Unlimited products increased primarily due to increased efficiencies in production, as well as from the impact of increased production and sales benefiting from certain fixed manufacturing costs. The gross profit percentage of the RF Connector and Cable Assembly segment improved by 3% to 54% primarily due to increased sales of the higher margin connector product line and an adjustment in its product prices that it charges to its customers, as well as increased efficiencies related to the higher volume of sales. The gross profit percentage for the RF Wireless segment improved by 5% to 52% for the six months ended April 30, 2013 compared to 46% for the six months ended April 30, 2012 primarily as a result of the Los Angeles County contract and the related revenue earned during the first quarter of the six month period ended April 30, 2013. The Medical Cabling and Interconnector segment had a 2% increase in its gross profit percentage from 43% during the six months ended April 30, 2013 to 45% for the six months ended April 30, 2013 due to increased efficiencies.

Engineering expenses remained consistent during the six months ended April 30, 2013 and 2012 ($581,000 for the six months ended April 30, 2013 compared to $574,000 for the six months ended April 30, 2012).

Selling and general expenses increased by $872,000 to $4.7 million during the six months ended April 30, 2013 from $3.9 million in comparable prior year period. The increase in selling and general expenses was primarily due to lump-sum bonus payments to senior management that were not made last year, increased sales commissions at the Cables Unlimited segment driven by the increase in net sales, an increase in wages and benefits related to an increase in pay rates and headcount and an increase in certain legal and consulting fees in connection with the termination and replacement of an employee.

The provision for income taxes during the six months ended April 30, 2013 was $1.0 million (or an effective tax rate of approximately 28%), compared to $406,000 in the comparable prior year period (or an effective tax rate of approximately 36%). Despite the fact that the effective tax rate is significantly lower during the six months ended April 30, 2013, the increase in the provision for tax is due to the significantly higher income before provision for income taxes. The reduction in the effective tax rate is attributable to the impact of the tax benefit to the Company of disqualifying dispositions of ISOs during fiscal 2013, which resulted in a tax deduction to the Company. As a result of the Company’s increase in stock price during 2013, many employees exercised their ISOs and thereafter sold their shares, which resulted in a significant number of ISO disqualifying dispositions during the current year. Management believes that this trend may not continue for the remainder of fiscal year 2013 and, accordingly, anticipates that the effective tax rate likely will increase to be more comparable to that of the prior year’s effective tax rate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 24, 2013, a former employee of the Company filed a complaint with the San Diego, California office of the U.S. Department of Labor--OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Peter Wyndham vs. RF Industries, Ltd., Case No. 9-3290-13-087). The complaint alleges that Mr. Wyndham was terminated in November 2012 in retaliation for making disclosures relating to fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint does not seek any specified amount of damages, but does seek various forms of relief, including the following: Reinstatement of the former employee’s employment, or in the alternative, an award for lost future wages, benefits and pension; back pay and bonuses; compensatory monetary damages in an amount to be determined; reasonable attorney’s fees; and all costs of litigation. The Company disputes the retaliation claim and has notified its employment practices liability insurance carrier of the demand.

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

A Significant Portion of the Increase in the Company’s Net Sales and Net Income is Due to the Sale of a Single Product, Which Sales May Not Continue Over the Longer Term.

Net sales for the six months ended April 30, 2013 increased $7.4 million from the comparable prior year period. Of this increase, $6.6 million is attributable to the sale by the Company’s Cables Unlimited subsidiary of a product referred to as the “Optiflex™ Cable.” This product was not offered or sold until April 2012. Cables Unlimited’s OptiFlex™ Cable is a specialized solution for wireless carriers who are updating their networks to 4G technologies, such as WiMAX or LTE. The Optiflex Cable is only used for retrofitting cellular telephone sites and, therefore, its sales are directly tied to the number of cell sites that are retrofitted by the wireless carriers and to the number of wireless carriers that choose this solution. Any decrease in the number of cell sites that are being retrofitted, or that are in need of updating/retrofitting, will directly reduce the sales of Optiflex Cables. The Company is unable to estimate how many cell sites will be updated, and how many wireless carriers will choose to use the Optiflex Cable solution for their updated cell sites. The Company is aware of other competing products that have recently been introduced that compete with the Optiflex™ Cable. As a result, net sales of the Optiflex Cable may decrease when carriers choose those competing products for their own cabling solutions. Furthermore, as competing products are developed and commercially released, the price of the Optiflex Cable may have to decrease in order to remain competitive. Accordingly, the introduction of competing products may negatively affect the Company’s revenues and profits that it currently derives from the Optiflex Cable product. The effect of the introduction of products that compete with the Optiflex™ Cable is uncertain, and may materially affect the amount of future net sales that Cables Unlimited generates from this product. In addition, no assurance can be given that wireless carriers will continue to use Optiflex Cables over the longer term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated June 12, 2013 announcing the financial results for the fiscal quarter ended April 30, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 12, 2013	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer

Date: June 12, 2013	By:	/s/ Mark Turfler
Mark Turfler Acting Chief Financial Officer

