Form 10-Q
period 2013-07-31
R F INDUSTRIES LTD
filed 2013-09-12
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2013

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 2, 2013 was 7,856,816.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 31,	October 31,
	2013	2012
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,782	$5,492
Trade accounts receivable, net of allowance for doubtful accounts of $157 and $96	3,542	5,167
Inventories	7,310	6,984
Other current assets	505	640
Deferred tax assets	761	761
TOTAL CURRENT ASSETS	22,900	19,044

Property and equipment:
Equipment and tooling	2,408	2,349
Furniture and office equipment	741	655
	3,149	3,004
Less accumulated depreciation	2,116	1,800
Total property and equipment	1,033	1,204

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,462	1,627
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	30	35
TOTAL ASSETS	$28,978	$25,463

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 31,	October 31,
	2013	2012
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$933	$1,429
Accrued expenses	1,929	2,102
Customer deposit	51	-
Income taxes payable	103	610
TOTAL CURRENT LIABILITIES	3,016	4,141

Deferred tax liabilities	1,077	1,077
Other long-term liabilities	-	15
TOTAL LIABILITIES	4,093	5,233

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 7,856,102 and 6,978,374 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	79	70
Additional paid-in capital	14,866	12,007
Retained earnings	9,940	8,153
TOTAL STOCKHOLDERS' EQUITY	24,885	20,230
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,978	$25,463

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Net sales	$9,585	$7,316	$29,146	$19,229
Cost of sales	5,609	3,982	16,163	10,521

Gross profit	3,976	3,334	12,983	8,708

Operating expenses:
Engineering	313	261	894	835
Selling and general	2,107	1,912	6,655	5,592
Totals	2,420	2,173	7,549	6,427

Operating income	1,556	1,161	5,434	2,281

Other income – interest/dividends	6	11	14	36

Income from continuing operations before provision for income taxes	1,562	1,172	5,448	2,317

Provision for income taxes	407	397	1,517	810

Income from continuing operations	1,155	775	3,931	1,507

Loss from discontinued operations, net of tax	(238)	(40)	(354)	(52)

Consolidated net income	917	735	3,577	1,455

Net income attributable to noncontrolling interest	-	-	-	2

Net income attributable to RF Industries, Ltd. and Subsidiary	$917	$735	$3,577	$1,453

Earnings per share
Basic
Continuing operations	$0.15	$0.11	$0.52	$0.22
Discontinued operations	(0.03)	-	(0.04)	(0.01)
Net income per share	$0.12	$0.11	$0.48	$0.21

Earnings per share
Diluted
Continuing operations	$0.13	$0.10	$0.47	$0.20
Discontinued operations	(0.02)	-	(0.04)	(0.01)
Net income per share	$0.11	$0.10	$0.43	$0.19

Weighted average shares outstanding
Basic	7,798,608	6,867,073	7,492,137	6,914,450
Diluted	8,559,635	7,625,085	8,362,978	7,657,546

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$3,577	$1,455
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt expense	61	20
Depreciation and amortization	481	457
Stock-based compensation expense	161	164
Excess tax benefit from stock-based compensation	(482)	(73)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	-	4
Trade accounts receivable	1,564	(554)
Inventories	(326)	(567)
Other current assets	135	(106)
Other long-term assets	5	-
Accounts payable	(496)	661
Customer deposit	51	-
Income taxes prepaid (payable)	(25)	785
Accrued expenses	(173)	111
Other long-term liabilities	(15)	(107)
Net cash provided by operating activities	4,518	2,250

INVESTING ACTIVITIES:
Maturity of certificates of deposit	-	4,095
Capital expenditures	(145)	(503)
Net cash provided by (used in) investing activities	(145)	3,592

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,225	141
Purchases of treasury stock	-	(1,143)
Excess tax benefit from exercise of stock options	482	73
Principal payments on long-term debt	-	(6)
Dividends paid	(1,790)	(1,038)
Net cash provided by (used in) financing activities	917	(1,973)

Net increase in cash and cash equivalents	5,290	3,869

Cash and cash equivalents, beginning of period	5,492	1,761

Cash and cash equivalents, end of period	$10,782	$5,630

Supplemental cash flow information – income taxes paid	$1,264	$595

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$-	$1,143

Assets and liabilities of VIE as of January 25, 2012:
Restricted cash	$-	$62
Other current assets	$-	$24
Property and equipment, net	$-	$1,468
Other assets, net	$-	$70
Mortgages payable	$-	$1,408
Net equity	$-	$215

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2012 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2012 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2012 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine month periods ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Note 2 - Discontinued Operations

During the third quarter of fiscal 2013, the Company sold its RF Neulink division pursuant to an asset purchase agreement as discussed below. As part of the RF Wireless segment, the RF Neulink division was engaged in the sale of wireless data products, such as transmitter and receiver modules and standard or smart programmable modems, for use in certain high-speed wireless connection markets. Given the Company’s focus on the higher growth and higher margin components of its business, the Company decided to sell RF Neulink in order to reduce operating costs and focus its resources on more profitable divisions. Accordingly, during the third quarter of fiscal 2013, the RF Neulink division had met the criteria to be accounted for as discontinued operations. The operations and cash flows from RF Neulink will be eliminated from the ongoing operations of the Company as a result of the sale of the business, and the Company will not have any continuing involvement in the operations of RF Neulink after the disposal transaction.

Effective July 31, 2013, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Raveon Technologies Corporation (“Raveon”), whereby Raveon agreed to acquire the assets related to the RF Neulink business, primarily consisting of inventory, certain intellectual property and licenses, customer lists and trademarks. Pursuant to the Purchase Agreement, no purchase price was paid at the closing. Rather, the purchase price for the RF Neulink business will consist of cash payments made by Raveon to the Company under the following circumstances: (i) for each RF Neulink inventory item that Raveon sells, Raveon is required to pay the Company the assigned value of that inventory item. This arrangement continues until the earlier of three years from the closing date or the date all inventory items are sold; and (ii) Raveon is required to pay the Company a royalty based on Raveon’s use of RF Neulink’s tradename or trademark, its customer list or its intellectual property. The royalty, which ranges from 5% to 10% of Raveon’s sales of such RF Neulink-related products, may not exceed $450,000 in the aggregate, and will not be payable on sales of inventory items.

The following summarized financial information related to RF Neulink is segregated from continuing operations and reported as discontinued operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Net sales	$75	$157	$184	$474
Cost of sales	398	137	518	304
Gross profit (loss)	(323)	20	(334)	170

Operating expenses	71	87	246	256
Operating loss	(394)	(67)	(580)	(86)
Provision for income taxes	(156)	(27)	(226)	(34)
Loss from discontinued operations, net of tax	$(238)	$(40)	$(354)	$(52)

Given the nature of the inventory at RF Neulink, the Company assessed the fair value of such inventory at $0 and recorded a charge of $297,000, which has been classified within discontinued operations, in connection with the sale of RF Neulink. The inventory at RF Neulink is highly specialized and not easily transferrable to other products. Additionally, certain components require programming and engineering expertise, which is unique to these products, in order to become fully functional.

Note 3 - Variable interest entity

The Company’s unaudited condensed consolidated statement of income for the nine months ended July 31, 2012 reflects consolidation of its former variable interest entity, K&K Unlimited, LLC (K&K), in accordance with generally accepted accounting principles. K&K was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations.  Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union and Small Business Administration establishing a direct obligation to absorb any losses of K&K.

In November 2011 and on January 25, 2012 the mortgages noted above were repaid and refinanced, respectively, at which time Cables Unlimited was released as a guarantor. Based on these factors, it was determined that Cables Unlimited was no longer the primary beneficiary and the operations of K&K were deconsolidated as of January 25, 2012. As a result, the Company’s unaudited condensed consolidated balance sheet at October 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s unaudited condensed consolidated results of operations for the nine months ended July 31, 2012.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2013	October 31, 2012

Raw materials and supplies	$2,559	$2,519
Work in process	131	3
Finished goods	4,740	4,630
Less inventory reserve	(120)	(168)

Totals	$7,310	$6,984

Purchases of inventory from three major vendors during the nine months ended July 31, 2013 represented 33%, 14% and 10% of total inventory purchases compared to two major vendors who represented 17% and 13% of total inventory purchases for the same period in 2012. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 21,177 and 729,565 for the three months ended July 31, 2013 and 2012, and 23,279 and 749,229 for the nine months ended July 31, 2013 and 2012, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Weighted average shares outstanding for basic earnings per share	7,798,608	6,867,073	7,492,137	6,914,450

Add effects of potentially dilutive securities-assumed exercise of stock options	761,027	758,012	870,841	743,096

Weighted average shares for diluted net earnings per share	8,559,635	7,625,085	8,362,978	7,657,546

Note 6 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the nine months ended July 31, 2013 vest and are exercisable equally over three years and expire in five years from date of grant. During the nine months ended July 31, 2013, the Company granted a total of 138,280 incentive stock options to company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors stock options granted by the Company in the nine months ended July 31, 2013 and 2012 was estimated to be $1.12 and $1.23 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	0.36%	0.41%
Dividend yield	4.17%	4.2%
Expected life of the option	3.5 years	3.9 years
Volatility factor	42.85%	62.79%

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

Issuances of common stock by the Company

During the nine months ended July 31, 2013, the Company issued 877,728 shares of common stock and received net proceeds of $2.2 million in connection with the exercise of employee stock options.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2013 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2012	2,004,781	$2.25
Options granted	176,267	$4.80
Options exercised	(877,728)	$2.53
Options canceled or expired	(80,902)	$4.07
Options outstanding at July 31, 2013	1,222,418	$2.29
Options exercisable at July 31, 2013	812,016	$1.81
Options vested and expected to vest at July 31, 2013	1,197,118	$2.27

Weighted average remaining contractual life of options outstanding as of July 31, 2013: 3.16 years

Weighted average remaining contractual life of options exercisable as of July 31, 2013: 2.60 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2013: 3.14 years

Aggregate intrinsic value of options outstanding at July 31, 2013: $4.6 million

Aggregate intrinsic value of options exercisable at July 31, 2013: $3.5 million

Aggregate intrinsic value of options vested and expected to vest at July 31, 2013: $3.5 million

As of July 31, 2013, $268,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 3.06 years.

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

Stock option expense

During the nine months ended July 31, 2013 and 2012, stock-based compensation expense totaled $161,000 and $164,000, respectively. During the three months ended July 31, 2013 and 2012, stock-based compensation expense totaled $54,000 and $43,000, respectively. For the nine months ended July 31, 2013 and 2012, stock-based compensation classified in cost of sales amounted to $38,000 and $42,000, respectively, and stock-based compensation classified in selling and general expense amounted to $123,000 and $122,000, respectively.

Note 7 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2013, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $10.0 million.

One customer accounted for approximately 53% and 25% of the Company’s net sales for the nine month periods ended July 31, 2013 and 2012, respectively. This same customer accounted for approximately 55% and 36% of the Company’s net sales for the three months ended July 31, 2013 and 2012, respectively. At July 31, 2013 and October 31, 2012, this customer’s account receivable balance accounted for approximately 40% and 49%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line accounted for $4.3 million or 45% of total sales and $10.9 million or 37% of total sales to a single customer for the three and nine months ended July 31, 2013, respectively. The Company sells this product line to this customer under a standard written purchase order when this customer places orders. This customer does not have any minimum purchase obligations and could stop buying the product at any time. A reduction, delay or cancellation of orders for this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

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

 The RF Connector and Cable Assembly segment is comprised of three divisions, whereas the Cables Unlimited segment, the Medical Cabling and Interconnector segment and the RF Wireless segment are each comprised of one division.  The four divisions that meet the quantitative thresholds for segment reporting are Connector & Cable Assembly, Cables Unlimited, Bioconnect and RF Wireless. Each of the other divisions aggregated into these segments have similar products that are marketed to their respective customer base; production and product development processes are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector & Cable Assembly, Aviel, and Oddcables divisions into the RF Connector and Cable Assembly segment, while the Cables Unlimited division constitutes the Cables Unlimited segment. The Bioconnect Division comprises the Medical Cabling and Interconnector segment and the RadioMobile division comprises the RF Wireless segment. Following the sale and discontinuation of the RF Neulink division during the third quarter of 2013, the RF Wireless segment now is comprised of only the RadioMobile division. The segment information for the RF Wireless segment for the three and nine months ended July 31, 2013 and 2012, has been adjusted to reflect the sale of the RF Neulink division as a discontinued operation.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine month periods ended July 31, 2013 and 2012 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

United States	$9,259	$6,908	$28,030	$18,118
Foreign Countries:
Canada	159	173	439	476
Israel	62	120	210	237
Mexico	55	89	333	323
All Other	50	26	134	75
	326	408	1,116	1,111
Totals	$9,585	$7,316	$29,146	$19,229

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended July 31, 2013 and 2012 are as follows (in thousands):

	RF Connectors		Medical
	and	Cables	Cabling and	RF
2013	Cable Assembly	Unlimited	Interconnector	Wireless	Corporate	Total
Net sales	$3,164	$5,548	$766	$107	$-	$9,585
Income (loss) from continuing operations before provision for income taxes	315	1,277	173	(204)	1	1,562
Depreciation and amortization	59	89	11	2	-	161

2012
Net sales	$3,871	$2,728	$570	$147	$-	$7,316
Income (loss) from continuing operations before provision for income taxes	766	395	99	(91)	3	1,172
Depreciation and amortization	59	82	11	2	-	154

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the nine months ended July 31, 2013 and 2012 are as follows (in thousands):

	RF Connectors		Medical
	and	Cables	Cabling and	RF
2013	Cable Assembly	Unlimited	Interconnector	Wireless	Corporate	Total
Net sales	$10,549	$15,390	$2,282	$925	$-	$29,146
Income (loss) from continuing operations before provision for income taxes	1,502	3,524	568	(149)	3	5,448
Depreciation and amortization	181	261	33	6	-	481

2012
Net sales	$10,391	$6,007	$2,012	$819	$-	$19,229
Income (loss) from continuing operations before provision for income taxes	1,528	433	478	(136)	14	2,317
Depreciation and amortization	163	258	31	5	-	457

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

The provision for income taxes was 26% and 34% of income before income taxes for the three months ended July 31, 2013 and 2012, respectively, and 28% and 35% of income before income taxes for the nine months ended July 31, 2013 and 2012, respectively. The decrease in the effective income tax rate from period to period was primarily driven by a decrease in the rate for the reversal of cumulative expense related to disqualifying disposition of incentive stock options.

The Company recorded the loss from discontinued operations, net of tax, as disclosed in Note 2.

The total amount of unrecognized tax benefits was $0 as of July 31, 2013 and October 31, 2012. The gross liability for income taxes related to unrecognized tax benefits, if any, is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2013 and October 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and nine months ended July 31, 2013 and 2012.

Note 10 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	July 31, 2013	October 31, 2012
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(85)	(55)
	115	145

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(383)	(248)
	1,347	1,482

Backlog (estimated life 6 months)	75	75
Accumulated amortization	(75)	(75)
	-	-
Totals	$1,462	$1,627

Non-amortizable intangible assets:
Trademarks	$410	$410

Note 11 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2013	October 31, 2012

Wages payable	$976	$1,032
Accrued receipts	910	864
Other current liabilities	43	206

Totals	$1,929	$2,102

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities of $15,000 as of October 31, 2012 consist of deferred lease liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 12 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended July 31, 2013 for a total of $546,000 and $0.24 per share (in aggregate) during the nine months ended July 31, 2013 for a total of $1.8 million. The Company paid dividends of $0.05 per share during the three months ended July 31, 2012 for a total of $343,000 and $0.15 per share (in aggregate) during the nine months ended July 31, 2012 for a total of $1.0 million.

Note 13 - Legal proceedings

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

Note 14 - Subsequent events

At its September 5, 2013 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on October 15, 2013 to stockholders of record on September 30, 2013.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U. S. GAAP”). One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at the weighted average cost value. Certain items in the inventory may be considered obsolete or excess and, as such, we establish an allowance to reduce the carrying value of these items to their net realizable value. Based on estimates, assumptions and judgments made from the information available at the time, we determine the amounts of these allowances. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would reduce our net worth and future earnings.

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

Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables.  The Company’s wireless operations also design and provide mobile management solutions for wireless networks. Prior to the disposition of the RF Neulink division in the third quarter of the current fiscal year, the Company was also engaged in the manufacture and sale of radio-frequency (RF) wireless modems and related products.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

⋅	As of July 31, 2013, the Company had cash and cash equivalents equal to $10.8 million.

⋅	As of July 31, 2013, the Company had $22.9 million in current assets and $3.0 million in current liabilities.

⋅	As of July 31, 2013, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company generated cash from operating activities of $4.5 million during the nine months ended July 31, 2013 primarily due to consolidated net income of $3.6 million for the nine months ended July 31, 2013. Consolidated net income for the period was offset by $720,000 for changes in operating assets and liabilities, excess tax benefit from stock-based compensation of $482,000 and other non-cash charges of $704,000.

As of July 31, 2013, the Company had a total of $10.8 million of cash and cash equivalents compared to a total of $5.5 million of cash and cash equivalents as of October 31, 2012. As of July 31, 2013, the Company had working capital of $19.9 million and a current ratio of approximately 8:1.

Results of Operations

Three Months Ended July 31, 2013 vs. Three Months Ended July 31, 2012

Net sales for the three months ended July 31, 2013 (the “fiscal 2013 quarter”) increased by 31% or $2.3 million to $9.6 million from $7.3 million for the three months ended July 31, 2012 (the “fiscal 2012 quarter”) primarily due to a significant increase in net sales at the Company’s Cables Unlimited subsidiary. The increase in net sales at Cables Unlimited was partially offset by a decline in sales at the RF Connector and Cable Assembly segment. The primary contributor for the increase in revenues at Cables Unlimited is the sale of a line of custom cables first introduced by Cables Unlimited in April 2012. Net sales by Cables Unlimited of this custom cabling product were approximately $4.3 million for the fiscal 2013 quarter. The Cables Unlimited segment contributed $5.5 million to the fiscal 2013 quarter sales, an increase of $2.8 million or 103%, over the prior year comparable quarter. The RF Connector and Cable Assembly segment had net sales of $3.2 million, a decrease of $707,000 or 18% from the prior comparable period. The decrease in net sales at RF Connector and Cable Assembly segment is attributable to an industry-wide softening of demand for their products. The RF Wireless segment contributed revenue of $107,000, a decrease of $40,000 or 27% from the prior comparable period. Revenues at the RF Wireless segment decreased primarily due to the winding down of the contract with the Los Angeles County Fire Department. Since the Los Angeles County Fire Department contract for the implementation of a wireless system upgrade to the County Fire Department’s existing remote communications equipment was entered into in November 2011 substantially all of the revenues realized by the RF Wireless segment were derived from that contract. Accordingly, the completion of the L.A. County Fire Department contract will result in a continued decrease in revenues by that segment in future periods until other, larger contracts are entered into. The Medical Cabling and Interconnector segment had revenues of $766,000, an increase of $196,000 or 34% over the prior comparable period. The increase in medical cabling revenue was due to increased sales from its existing customers.

Domestically, the Company’s net sales increased by $2.4 million, or 34%, to $9.3 million compared to $6.9 million in the prior comparable quarter. Foreign sales decreased by $82,000, or 20%, to $326,000 in the fiscal 2013 quarter compared to $408,000 during the fiscal 2012 quarter primarily due to a decline in cable assembly sales to certain existing international customers in Israel. Management believes that this decline in sales to certain existing international customers in Israel may continue for the remainder of fiscal year 2013. Foreign sales represented approximately 3% and 6% of the Company’s net sales during the July 31, 2013 and 2012 fiscal quarters, respectively. Unlike domestic sales, foreign sales tend to consist of larger orders, which result in larger swings in foreign sales as orders are received or filled.

The Company’s gross profit as a percentage of sales decreased by 5% to 41% during the fiscal 2013 quarter compared to 46% in the comparable fiscal quarter of the prior year primarily as a result of a change in the product mix due to the larger portion of sales coming from Cables Unlimited, which subsidiary typically operates at a lower gross margin to the Company as a whole. The gross profit percentage for the Cables Unlimited segment remained consistent at 35% during the fiscal 2013 and fiscal 2012 quarters. The gross profit percentage of the RF Connector and Cable Assembly segment also remained consistent at 54% during the fiscal 2013 and fiscal 2012 quarters. However, as a percentage of net sales, net sales for the RF Connector and Cable Assembly segment represented 33% of fiscal 2013 quarter sales compared to 53% of fiscal 2012 quarter sales, and net sales for the Cables Unlimited segment represented 58% of fiscal 2013 quarter sales compared to 37% of fiscal 2012 quarter sales. The gross profit percentage for the RF Wireless segment declined by 14% to 27% for the 2013 quarter primarily as a result of the winding down of the Los Angeles County contract and the impact of certain fixed costs on a lower revenue base. The Medical Cabling and Interconnector segment’s gross profit percentage improved by 3% to 42% for the fiscal 2013 quarter from 39% in the fiscal 2012 fiscal quarter due to increased efficiencies.

Engineering expenses represent costs incurred relating to the ongoing development of new products. Engineering expenses increased $52,000 or 20% in the fiscal 2013 quarter to $313,000 compared to $261,000 in the fiscal 2012 quarter as the Company increased its investment in developing new products.

Selling and general expenses increased $195,000, or 10%, in the fiscal 2013 quarter to $2.1 million from $1.9 million in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was primarily a result of increased sales commissions paid at the Cables Unlimited segment as a result of the increase in net sales, an increase in wages and benefits related to an increase in pay rates and headcount and an increase in certain legal and consulting fees related to the sale of a division of the Company.

The provision for income taxes during the fiscal 2013 quarter was $407,000 (or an effective tax rate of approximately 26%), compared to $397,000 in the fiscal quarter 2012 (or an effective tax rate of approximately 34%). Despite the fact that the effective tax rate is significantly lower during the fiscal 2013 quarter, the slight increase in the fiscal 2013 quarter provision for tax is due to the significantly higher income before provision for income taxes during the period. The reduction in the effective tax rate is attributable to the impact of the tax benefit to the Company of disqualifying incentive stock option (ISO) dispositions during the fiscal 2013 quarter, which result in a tax deduction to the Company. As a result of the Company’s increase in stock price during 2013, many employees exercised their ISOs and thereafter sold their shares, which transactions resulted in ISO disqualifying dispositions during the fiscal 2013 quarter. Management believes that this trend may not continue for the remainder of fiscal year 2013 and, accordingly, anticipates that the effective tax rate will increase.

Loss from discontinued operations, net of tax, during the fiscal 2013 quarter was $238,000 compared to $40,000 in the fiscal 2012 quarter. During the fiscal 2013 quarter, the Company sold the RF Neulink division and, accordingly, the results of this division are included in discontinued operations for all periods presented. In connection with the sale of RF Neulink, the Company recognized an inventory write-off of $297,000 during the fiscal 2013 quarter. Additionally, the two employees of RF Neulink were provided severance totaling $33,000 during the fiscal 2013 quarter.

Nine Months Ended July 31, 2013 vs. Nine Months Ended July 31, 2012

Net sales for the nine months ended July 31, 2013 increased by 52% or $9.9 million to $29.1 million from $19.2 million during the nine months ended July 31, 2012 primarily due to a significant increase in net sales at the Company’s Cables Unlimited subsidiary. The Cables Unlimited segment generated $15.4 million of sales for the nine months ended July 31, 2013, an increase of $9.4 million or 156%, over the prior year comparable period. Most of the increase is due to $10.9 million of sales for the nine months ended July 31, 2013 from Cables Unlimited. Since Cables Unlimited developed and commercially released the custom product line in April 2012, the product was not available for sale during the entire nine-month period ended July 31, 2012. Net sales at the RF Connector and Cable Assembly segment during the nine months ended July 31, 2013 remained relatively unchanged at $10.5 million, increasing by $158,000 or 2%, compared to $10.4 million during the prior year comparable period. The RF Wireless segment contributed $925,000 of net sales in the fiscal 2013 period, an increase of $106,000 or 13% over the comparable 2012 period. Revenues at the RF Wireless segment were impacted by the timing of shipments under the contract with the Los Angeles County Fire Department, which was entered into in November 2011. The Medical Cabling and Interconnector segment had revenues of $2.3 million, an increase of $270,000 or 13% over the prior comparable period, due to increased sales from its existing customers.

Domestic sales increased by $9.9 million, or 55%, to $28.0 million during the nine months ended July 31, 2013 from $18.1 million in the comparable prior year period. Foreign sales remained unchanged at $1.1 million during both the nine months ended July 31, 2013 and 2012. However, management believes that sales to certain existing international customers in Israel may continue to decline for the remainder of fiscal year 2013. Foreign sales represented approximately 4% and 6% of the Company’s net sales during the nine month periods ended July 31, 2013 and 2012, respectively.

The Company’s gross profit as a percentage of sales remained consistent at 45% during the nine month periods ended July 31, 2013 and 2012. The gross profit percentage for the Cables Unlimited segment was 37% during the nine months ended July 31, 2013, an improvement of 3% over the comparable period a year ago. Gross margins for the Cables Unlimited products increased primarily due to increased efficiencies in production, as well as from the impact of increased production and sales benefiting from certain fixed manufacturing costs. The gross profit percentage of the RF Connector and Cable Assembly segment improved by 2% to 54% primarily due to increased sales of the higher margin connector product line and an adjustment in its product prices that it charges to its customers. As a percentage of net sales, net sales for the RF Connector and Cable Assembly segment represented 36% of sales for the nine months ended July 31, 2013 compared to 54% of net sales for the comparable prior year period, and net sales for the Cables Unlimited segment represented 53% of sales for the nine months ended July 31, 2013 compared to 31% of sales for the prior year comparable period. This change in product mix contributed to the consistency of the gross profit percentage between periods despite the improvement in gross profit percentages at the Cables Unlimited and RF Connector and Cable Assembly segments. The gross profit percentage for the RF Wireless segment improved by 11% to 56% for the nine months ended July 31, 2013 compared to 45% for the nine months ended July 31, 2012 primarily as a result of the Los Angeles County contract and the related revenue earned during the first quarter of the nine month period ended July 31, 2013. The Medical Cabling and Interconnector segment had a 2% increase in its gross profit percentage from 42% during the nine months ended July 31, 2012 to 44% for the nine months ended July 31, 2013 due to increased efficiencies.

Engineering expenses increased $59,000 or 7% to $894,000 during the nine months ended July 31, 2013 compared to $835,000 during the nine months ended July 31, 2012. The increase in engineering expenses was primarily attributable to increased salary expense in connection with efforts devoted to the development of new products.

Selling and general expenses increased by $1.1 million to $6.7 million during the nine months ended July 31, 2013 from $5.6 million in comparable prior year period. The increase in selling and general expenses was primarily due to lump-sum bonus payments to senior management that were not made last year, increased sales commissions at the Cables Unlimited segment driven by the increase in net sales, an increase in wages and benefits related to an increase in pay rates and headcount and an increase in certain legal and consulting fees in connection with the termination and replacement of an employee.

The provision for income taxes during the nine months ended July 31, 2013 was $1.5 million (or an effective tax rate of approximately 28%), compared to $810,000 in the comparable prior year period (or an effective tax rate of approximately 35%). Despite the fact that the effective tax rate is significantly lower during the nine months ended July 31, 2013, the increase in the provision for tax is due to the significantly higher income before provision for income taxes. The reduction in the effective tax rate is attributable to the impact of the tax benefit to the Company of disqualifying dispositions of ISOs during fiscal 2013, which resulted in a tax deduction to the Company. As a result of the Company’s increase in stock price during 2013, many employees exercised their ISOs and thereafter sold their shares, which resulted in a significant number of ISO disqualifying dispositions during the current year. Management believes that this trend may not continue for the remainder of fiscal year 2013 and, accordingly, anticipates that the effective tax rate likely will increase.

Loss from discontinued operations, net of tax, during the nine months ended July 31, 2013 was $354,000 compared to $52,000 during the nine months ended July 31, 2012. During the third quarter of 2013, the Company sold the RF Neulink division and accordingly, the results of this division are included in discontinued operations for all periods presented. In connection with the sale of RF Neulink, the Company recognized an inventory write-off of $297,000 during the third quarter of 2013. Additionally, the two employees of RF Neulink were provided severance totaling $33,000 during the third quarter of 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Net sales for the nine months ended July 31, 2013 increased $9.9 million from the comparable prior year’s nine-month period. Of this increase, $9.5 million is attributable to the sale of a single line of custom cables manufactured by the Company’s Cables Unlimited subsidiary. This product, which was commercially released in April 2012, is a specialized solution for wireless carriers who are updating their networks to 4G technologies, such as WiMAX or LTE. The custom cable product is only used for retrofitting cellular telephone sites and, therefore, its sales are directly tied to the number of cell sites that are retrofitted by the wireless carriers and to the number of wireless carriers that choose this solution. Any decrease in the number of cell sites that are being retrofitted, or that are in need of updating/retrofitting, will directly reduce the sales of the product. The Company is unable to estimate how many cell sites will be updated, and how many wireless carriers will choose to use the Company’s custom cable solution for their updated cell sites. The Company is aware of other competing products that have recently been introduced that compete with this product line and, as a result, net sales of the product may decrease when carriers choose those competing products for their own cabling solutions. Furthermore, as competing products are developed and commercially released, the price of the Company’s cable may have to decrease in order to remain competitive. Accordingly, the introduction of competing products may negatively affect the Company’s revenues and profits that it currently derives from its custom cable product line. The effect of the introduction of competing products is uncertain, and may materially affect the amount of future net sales that the Company generates from this product. In addition, no assurance can be given that wireless carriers will continue to use the Company’s custom cable solution over the longer term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

On September 11, 2013, the Company entered into a new employment agreement with (i) Howard F. Hill, pursuant to which Mr. Hill will continue to serve as the Company’s Chief Executive Officer, (ii) James Doss, pursuant to which Mr. Doss will continue to serve as theCompany’s President, and (iii) Darren Clark, pursuant to which Mr. Clark will continue to serve as the President of Cables Unlimited, Inc.  Each of the three employment agreements is effective as of September 1, 2013 and expires on December 31, 2013 (the “Term”).  The annualized salaries of each of the foregoing three executives during the Term shall be the following:  Mr. Hill, $240,000 per year, Mr. Doss, $168,000 per year, and Mr. Clark $150,000 per year. These salaries are the same as the salaries in effect prior to the execution of the employment agreements.

The form of each of the three employment agreements is the same.  Under the employment agreements, the three executives are entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company. Additionally, the executives are entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates their employment without “cause” (as defined in the employment agreement), the Company has agreed to pay the terminated executive upon termination an amount equal to the salary that would have been paid during the balance of the Term; (ii) if any executive terminates his employment for Good Reason (as defined in the employment agreement), that executive is entitled to severance compensation in the form of continuation of base salary and existing medical and dental insurance until December 31, 2013; and (iii) within 30 days after a Change of Control (as defined in the employment agreement), each executive will have the right to terminate his employment, and to receive a cash payment in an amount equal to 12 month’s salary.

In addition to the compensation set forth in the three employment agreements, Mr. Hill and Mr. Doss will be entitled to receive incentive compensation based on the non-guaranteed bonus plan implemented in January 2013 by the Company’s Compensation Committee.  Under that plan, Mr. Hill can earn a year-end bonus (set at approximately 45-65% of his annual base salary) and Mr. Doss can earn a bonus of up to approximately 35-55% of his annual salary, based on both targets and other factors established by the Company’s Compensation Committee. These bonus targets are subjective and vary from year to year based on the Company’s current circumstances and goals. In general, the factors used to determine the size of any year-end bonus that the Compensation Committee may approve include financial targets (such as EBITDA [Earnings Before Interest, Taxes, Depreciation and Amortization] targets) and qualitative metrics (such as adherence to specified corporate policies, customer acquisition and diversification goals, and timeliness in the filing of Company reports).  The Compensation Committee has not implemented a fiscal 2013 incentive bonus plan for Mr. Clark, although Mr. Clark is entitled to receive a discretionary year-end bonus.

Item 6. Exhibits

Exhibit
Number

10.1:	Employment Agreement, effective as of September 1, 2013, between the Company and Howard Hill.

10.2:	Employment Agreement, effective as of September 1, 2013, between the Company and James Doss.

10.3:	Employment Agreement, effective as of September 1, 2013, between the Company and Darren Clark.

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated September 12, 2013 announcing the financial results for the fiscal quarter ended July 31, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 12, 2013	By:	/s/ Howard F. Hill
Howard F. Hill Chief Executive Officer

Date: September 12, 2013	By:	/s/ Mark Turfler
Mark Turfler Acting Chief Financial Officer