Form 10-K
period 2013-10-31
R F INDUSTRIES LTD
filed 2014-01-17
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37.6 million.

On January 10, 2014, the Registrant had 8,153,658 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry, the Company’s dependence on the success of its largest division, and competition.

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

General

RF Industries, Ltd., together with its wholly-owned subsidiary (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operational purposes, and for marketing purposes, the Company currently classifies its operations into the following four divisions: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; and (iv) the Cables Unlimited Division manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment. The Cables Unlimited Division is a Corning Cables Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

During 2013, the Company sold and discontinued its two wireless divisions consisting of the RF Neulink Division and RadioMobile Division. In addition, effective November 1, 2013, the Oddcables Division was integrated with the Connector and Cable Division.

The Company’s principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and Cables Unlimited, Inc., a New York company and a wholly-owned subsidiary, and the divisions of RF Industries, Ltd.

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

Operating Divisions

Connector and Cable Assembly Division   The Connector and Cable Assembly Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems.  Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s Connector and Cable Assembly Division typically carries over 1,500 different types of connectors, adapters, tools, and test and measurements kits.  The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are, however, dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products.

The Company designs its connectors at its headquarters in San Diego, California. However, most of the RF connectors are manufactured by third party foreign manufacturers located in Asia.

The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Assembly Division therefore represents the Company’s oldest and most established division. The Connector and Cable Assembly Division has historically generated the majority of the Company’s net sales and net income. However, as a result of the acquisition of Cables Unlimited and growth of that division, the Connector and Cable Assembly Division no longer represents a majority of the Company’s revenues and no longer generates a majority of the Company’s net income.

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies manufactured for the Connector and Cable Assembly Division are manufactured at the Company’s California facilities using state of the art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations. The Company launched its cable assembly operations in 2000.

Aviel Electronics Division   The Aviel Electronics Division is primarily engaged in the design, manufacture and sale of custom, specialty or precision connectors and cable systems for specialized purposes, such as commercial aerospace and military systems. Aviel has a 50 year history of serving the microwave transmission industries, and is an approved vendor to leading aerospace, electronics, OEM’s and government agencies in the United States and abroad. Aviel complements the Company’s Connector and Cable Assembly Division’s capabilities by providing additional custom design and manufacturing capabilities, thereby expanding the Company’s products in the military and commercial aerospace markets, and expanding the Company’s overall client base. Aviel’s operations, including its manufacturing facilities, are based in Las Vegas, Nevada.

Cables Unlimited Division On June 15, 2011, RF Industries, Ltd. acquired all of the issued and outstanding capital stock of Cables Unlimited, Inc. (Cables Unlimited), a New York corporation. The Cables Unlimited division is an established custom cable manufacturer based in Yaphank, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the wireless market. The products sold by Cables Unlimited include custom and standard fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment. During 2012, Cables Unlimited introduced a new custom cabling solution known as OptiFlex. The OptiFlex cable is a hybrid power and communications cable designed and built for wireless service providers who are updating their networks to 4G technologies such as WiMAX, LTE and other technologies.

Bioconnect Division   The Bioconnect Division is engaged in product development, design, manufacture and sale of high-end or specialty cables and interconnects for medical monitoring applications, such as ECG cables, EEG leads, infant and sleep apnea monitors in hospitals, patient leads, snap leads and connecting wires.  Bioconnect’s products typically do not directly compete against the mass-produced, lower priced standard medical cables used by medical facilities. The Company acquired the Bioconnect operations in 2000.

For financial reporting purposes, the Company aggregates its operations into three segments. (1) Connector and Cable Assembly and Aviel Electronics divisions are aggregated into one reporting segment (the RF Connector and Cables Assembly segment) because they have similar economic characteristics. (2) Bioconnect makes up the Company’s Medical Cabling and Interconnector segment. (3) The Cables Unlimited division constitutes the Company’s newest fiber optic and power/electronic cabling segment, which we refer to as the Cables Unlimited segment.

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products

The Company’s Connector and Cable Assembly Division designs, manufactures and markets a broad range of coaxial connectors and coaxial cable assemblies for the numerous products with applications in commercial, industrial, automotive, transportation, scientific, aerospace  and military markets. Various types of connectors are offered by the RF Connector Division including 2.4mm and 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations and cable attachment methods for customer applications. There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, Wi-MAX, LTE and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

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

The Cable Assembly component of the Connector and Cable Assembly Division markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including wireless and wireless local area networks, wide area networks, Internet systems, PCS/cellular systems including 2.5G, 3G, 4G, Wi-MAX, LTE wireless infrastructure, Distributed Antenna Systems (DAS), TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

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

Cables Unlimited Products

Cables Unlimited is an International Standards Organization (ISO) approved factory that manufactures custom cable assemblies. Cables Unlimited is also a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Products manufactured by Cables Unlimited include custom fiber optic cable assemblies, adapters and electromechanical wiring harnesses for telecommunications, computer, LAN, automotive and medical equipment companies. Cables Unlimited also provides fiber optic and cable installation services in the New York regional area. During April 2012, Cables Unlimited commercially released a cabling solution for wireless service providers engaged in upgrading their cell towers for 4G technologies. The custom hybrid cable, called OptiFlex, is significantly lighter and possesses greater flexibility than cables previously used for wireless service. Most of the products that Cables Unlimited develops and sells are built for special projects.

The acquisition of Cables Unlimited in 2011 gives the Company the ability to offer a broad range of interconnect products and systems that the Company’s largest customers had sought, but that the Company previously was unable to provide. These interconnect systems have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. The Company continues to actively market its ability to provide these fiber optic interconnect solutions to its larger customers.

Bioconnect Products

Bioconnect designs, manufactures, sells and provides product development services to OEMs for standard and custom cable assemblies, adapters and electromechanical wiring harnesses for the medical market. These products consist primarily of patient monitoring cables, ECG cables, snap leads, and molded safety leads for neonatal monitoring electrodes. The products, which are used in hospitals, clinics, doctor offices, ambulances and at home are frequently replaced in order to ensure maximum performance of medical diagnostic equipment.

Foreign Sales

Direct export sales by the Company to foreign customers accounted for $1.5 million or approximately 4% of Company’s sales for the fiscal year ended October 31, 2013.  Foreign sales accounted for $1.6 million or approximately 6% of Company’s sales for the fiscal year ended October 31, 2012. The majority of the export sales during these periods were to Canada, Israel and Mexico.

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

The Aviel Division sells its products to its own customers and to customers referred through the Connector and Cable Assembly Division. The Aviel and Connector and Cable Assembly divisions sell to similar customer market segments and combine marketing efforts where economically advantageous.

The Bioconnect group markets its products to the medical market through major hospital suppliers, dealers and distributors. The Bioconnect Division also sells its products to OEMs who incorporate the leads and cables into their product offerings.

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2013 were assembled by that division at the Company’s facilities in California. The Connector and Cable Assembly Division has its cables manufactured at numerous ISO approved factories with plants in the United States, China and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

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

Cables Unlimited manufactures its custom cable assemblies, adapters and electromechanical wiring harnesses and other products in its Yaphank, New York manufacturing facility. Cables Unlimited is an ISO approved factory, as well as a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty. Cables Unlimited outsources the assembly of a portion of its new OptiFlex cable to a third party manufacturer. The final assembly and termination of the OptiFlex cable is completed by Cables Unlimited at its Yaphank, New York facilities.

There are certain risks associated with the Company’s dependence on third party manufacturers for some of its products, including reduced control over delivery schedules, quality assurance, manufacturing costs, and the potential lack of adequate capacity during periods of excess demand and increases in prices. See “Risk Factors” below.

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The Connector and Cable Division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or suppliers. The RF Connector and Cable Assembly Division obtains coaxial connectors from RF Connector. The Company believes there are numerous domestic and international suppliers of coaxial connectors.

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

Employees

As of October 31, 2013, the Company employed 145 full-time employees, of whom 43 were in accounting, administration, sales and management, 99 were in manufacturing, distribution and assembly, and 3 were engineers engaged in design, engineering and research and development. The employees are based at the Company’s offices in San Diego, California (87 employees), Las Vegas, Nevada (7 employees), and Yaphank, New York (51 employees). The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The Cables Unlimited Division employs five cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2013 and 2012, the Company recognized $1.4 million and $1.1 million in engineering expenses, respectively.

Patents, Trademarks and Licenses

The Company does not own any patents on any of its products, nor has it registered any product trademarks. The Company uses “OptiFlex™” as a trademark for its hybrid cable wireless tower cable solution. Because the Company carries thousands of separate types of connectors and other products, most of which are available to the Company’s customers from other sources, the Company does not believe that its business or competitive position is dependent on patent protection. Under its agreement with Corning Cables Systems LLC, Cables Unlimited is permitted to advertise that it is a Corning Cables System CAH Connections Gold Program member.

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

Competition

The Company and industry analysts estimate worldwide sales of interconnect products of approximately $49 billion in 2013. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented, with no one competitor having over a 20% share of the total market. Many of the competitors of the Connector and Cable Assembly Division have significantly greater financial resources and broader product lines. The Connector and Cable Assembly Division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

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

Cables Unlimited competes on the basis of product quality, custom design, service, delivery time and value-added support to its customers. Since Cables Unlimited is a Corning Cables System CAH Connections Gold Program member, it is one of 14 other companies permitted to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. The Company is aware of other competing products that have recently been introduced that compete with this product line.

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

Of the Company’s three operating segments, the RF Connector and Cable Assembly segment and the Cables Unlimited segment collectively accounted for approximately 92% and 91% of the Company’s total sales for the fiscal years ended October 31, 2013 and 2012, respectively. The Company expects that the RF Connector and Cable Assembly segment and Cables Unlimited segment will continue to generate the largest percentage of the Company’s revenues for the near future. Accordingly, because these two segments represent such a large portion of the Company’s revenues and profits, an adverse change in the operations of either of these two segments could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly and the Cables Unlimited segments are described below.

A Significant Portion of the Increase in the Company’s Net Sales and Net Income is Due to the Sale of a Single Product, Which Sales May Not Continue Over the Longer Term.

Net sales for the year ended October 31, 2013 increased $8.9 million from the comparable prior year period. Of this increase, $8.2 million is attributable to the sale of a single line of custom cables manufactured by the Company’s Cables Unlimited subsidiary. This product, which was commercially released in April 2012, is a specialized solution for wireless carriers who are updating their networks to 4G technologies, such as WiMAX or LTE. The custom cable product is only used for retrofitting cellular telephone sites and, therefore, its sales are directly tied to the number of cell sites that are retrofitted by the wireless carriers and to the number of wireless carriers that choose this solution. Any decrease in the number of cell sites that are being retrofitted, or that are in need of updating/retrofitting, will directly reduce the sales of the product. The Company is unable to estimate how many cell sites will be updated, and how many wireless carriers will choose to use the Company’s custom cable solution for their updated cell sites. The Company believes that its cell tower cabling solution was the first such solution that was commercially released.  However, other competing products have recently been introduced that compete with this product line and, as a result, the Company’s net sales of this product will decrease when carriers choose those competing products for their own cabling solutions. Furthermore, as the availability of these competing products increases, the price of the Company’s cell tower cable may have to decrease in order to remain competitive. Accordingly, the introduction of competing products has recently affected the Company’s revenues and profits that it currently derives from its custom cable product line. The Company has noticed a material decrease in orders for this cabling product since the end of the 2013 fiscal year due to a decrease in demand for the product and the need to retrofit same cell towers, and to a lesser extent to newly introduced competing products. The decrease in orders for this cell tower cabling solution is expected to materially affect the amount of future net sales that the Company generates from this product. In addition, no assurance can be given that wireless carriers will continue to use the Company’s custom cable solution over the longer term.

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

During fiscal 2013, approximately 72% of Cables Unlimited’s revenues was generated from sales of its new OptiFlex cable. Currently, all of the OptiFlex cables are bundled by a third-party supplier before the cables are finally completed by Cables Unlimited. Cables Unlimited relies on this third party manufacturer to procure components for and assemble the OptiFlex bundled cable on a timely and cost-efficient basis. If this supplier is unable to complete the procurement and assembly on a timely basis, Cables Unlimited will not be able to deliver its OptiFlex cable in time to meet customer deadlines, or at all. In addition, the fiber optic cable utilized in the bundled OptiFlex is obtained from a single source. If Cables Unlimited and its third party manufacturing partner are unable to obtain adequate supplies of fiber optic products on a timely and cost-efficient basis, Cables Unlimited’s sales of OptiFlex cables would be disrupted and its net revenue and profitability would be materially impacted.

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

The Company’s sales efforts are primarily effected through independent distributors. Sales through independent distributors accounted for approximately 65% of the net sales of the Company for the fiscal year ended October 31, 2013. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 50% of the total sales of the Company for the fiscal year ended October 31, 2013. Although this customer has been an on-going major customer of the Company for at least the past 10 years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 4% and 6% of the net sales of the Company during the years ended October 31, 2013 and 2012, respectively. International revenues are subject to a number of risks, including:

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

The Loss Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its Chief Executive Officer, and certain other key employees, including certain technical and marketing personnel. The Company’s employment agreement with Mr. Hill expired by its terms on December 31, 2013. The loss of the services of Mr. Hill or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company) could materially adversely affect the Company’s business, operating results, and financial condition.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

Since August 2004, the Company has purchased the operations of four smaller businesses (it purchased Aviel Electronics in Las Vegas, Nevada, in August 2004, Oddcables in San Diego, California, in September 2005, RadioMobile, Inc. in San Diego, California, in September 2007 (subsequently sold in October 2013), and Cables Unlimited in Long Island, New York, in June 2011). The Company regularly considers potential acquisitions of other companies that could expand the Company’s product line or customer base and may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional companies, including:

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

(ii)
Prior to the sale by the Company of the RadioMobile division in October 2013, the RadioMobile division operated from a separate building that is located near the Company’s corporate headquarters at 7606 Miramar Road, Building 7200. In connection with the sale of this division, the Company permitted the buyer of the RadioMobile division to continue to use this space, rent-free, through the end of the lease. The lease for this space expires on March 31, 2014.

(iii)
During fiscal 2009, Aviel entered into a facility lease agreement for approximately 4,500 square feet at 3060 Post Road, Suite 100 Las Vegas Nevada. The lease term commenced September 1, 2009 and will expire March 31, 2015.

(iv)
The Oddcables Division leased an approximately 4,000 square foot facility located at 7642 Clairemont Mesa Boulevard Suite 211, San Diego, California. The lease for this space expired December 31, 2013, and the Company has integrated the Oddcables Division into the Connector and Cable Assembly Division and, accordingly, has relocated those operations to the Connector and Cable Assembly facilities.

(v)
The Cables Unlimited Division leases an approximately 12,000 square foot facility located at 3 Old Dock Road, Yaphank, New York. The lease for this space expires June 30, 2016. However, Cables Unlimited has a one-time option to extend the term of the lease for an additional five (5) year term. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company. In addition to the foregoing facilities, in October 2012 Cables Unlimited leased an additional approximately 2,000 square foot facility in Yaphank from a third party under a month to month arrangement. This additional space is used by Cables Unlimited as additional warehouse space and for pre-manufacturing activities. The monthly rent payable for this additional space is $1,250.

The aggregate monthly rental for all of the Company’s facilities was approximately $49,000 per month, plus utilities, maintenance and insurance as of October 31, 2013.

The Company is in discussions with its current landlord regarding renewing the leases for the various buildings the Company currently leases at 7610 Miramar, San Diego, California.  In addition, the Company is in discussions regarding leases for other facilities in the San Diego area.  The Company believes that alternate facilities are available in the San Diego area if the Company elects not to renew, or is unable to renew, its current leases by March 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings that are related to its business and operations. On May 24, 2013, a former employee of the Company filed a complaint with the San Diego, California office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Peter Wyndham vs. RF Industries, Ltd., Case No. 9-3290-13-087). The complaint alleges that Mr. Wyndham was terminated in November 2012 in retaliation for making disclosures relating to alleged fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint does not seek any specified amount of damages, but does seek various forms of relief, including the following: Reinstatement of the former employee’s employment, or in the alternative, an award for lost future wages, benefits and pension; back pay and bonuses; compensatory monetary damages in an amount to be determined; reasonable attorney’s fees; and all costs of litigation. The Company disputes the retaliation claim and has notified its employment practices liability insurance carrier of the demand.

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

Quarter	High	Low

Fiscal 2013

November 1, 2012 - January 31, 2013	$6.40	$4.04
February 1, 2013 - April 30, 2013	7.10	5.17
May 1, 2013 - July 31, 2013	7.35	5.50
August 1, 2013 - October 31, 2013	10.86	5.64

Fiscal 2012

November 1, 2011 - January 31, 2012	$3.82	$3.05
February 1, 2012 - April 30, 2012	3.92	3.27
May 1, 2012 - July 31, 2012	4.15	3.31
August 1, 2012 - October 31, 2012	4.49	3.91

Stockholders .  As of October 31, 2013 there were 387 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends .The Company paid a total of $2.3 million of dividends during the fiscal year ended October 31, 2013. The dividends consisted of a $0.10 dividend, a special dividend of $0.07 and two quarterly dividend payments of $0.07 per share. The Company paid four quarterly dividends of $0.05 per share totaling $1.4 million during the fiscal year ended October 31, 2012. The Board of Directors currently expects to continue to declare and pay dividends on a quarterly basis during the current fiscal year ending October 31, 2014, but may change the dividend rate, or may cease paying dividends at any time, depending on the Company’s financial condition and its financial needs.

Repurchase of Securities. The Company did not repurchase any shares of its common stock during the fiscal year ended October 31, 2013.

Recent Sales of Unregistered Securities .  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2013 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	439,750	$3.72	439,750
Equity Compensation Plans Not Approved by Stockholders (2)	548,465	$1.22	-
Total	988,215	$2.24	439,750

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

One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at their weighted average cost. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance, which requires us to make estimates about matters that are inherently uncertain. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of non-amortizable intangible assets for impairments. We review our non-amortizable intangible asset for impairment annually in the fourth quarter at the reporting unit level. We also analyze each quarter whether any indicators of impairment exist.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of goodwill for impairment, which requires the Company to make assumptions and judgments regarding expected future cash flows. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. We also analyze each quarter whether any indicators of impairment exist.

The Company uses the Black-Scholes model to value the stock option grants. This valuation is affected by the Company’s stock price as well as assumptions regarding a number of inputs which involve significant judgments and estimates. These inputs include the expected term of employee stock options, the expected volatility of the stock price, the risk-free interest rate and expected dividends.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW

The Company markets connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has three segments - the “RF Connector and Cable Assembly” segment; the “Medical Cabling and Interconnector” segment; and the “Cables Unlimited” segment-based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of two divisions; the Medical Cabling and Interconnector segment is comprised of one division, and the Cables Unlimited segment is comprised of one division. The three divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Bioconnect, and Cables Unlimited. Each of the other divisions aggregated into these segments have similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly and Aviel Electronics divisions into the RF Connector Cable Assembly segment. Effective November 1, 2013, the Oddcables Division was integrated with the Connector and Cable Division. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment, while the Cables Unlimited division is the Cables Unlimited segment.

Historically, most of the Company’s revenues were generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 33% of the Company’s total sales for the fiscal year ended October 31, 2013, and 47% of net sales for the prior fiscal year). While the RF Connector and Cable Assembly segment has historically generated most of the Company’s revenues, the Cables Unlimited segment has grown significantly (sales at Cables Unlimited represented 53% of total sales for the year ended October 31, 2013) because of the revenues it generated from its OptiFlex cabling solution that it commercially introduced in April 2012. Because the gross margins at the RF Connector and Cable Assembly segment are higher than those at the Cables Unlimited segment, the proportionate increase in sales by Cables Unlimited has reduced the Company’s overall gross margins and will continue to do so in the future.

The net income in fiscal 2013 represented the 20th consecutive year that the Company has been profitable.

In addition to its core cable and connector operations, the Company has historically operated a small RF Wireless segment that consisted of two divisions, the RF Neulink division and the RadioMobile division. During the past few years, the RF Wireless segment has not lived up to the Company’s expectations. This segment generally operated at a loss, was a significant drain on management, and did not produce any synergies with the Company’s core operations. Accordingly, in 2013 the Company decided to discontinue the RF Wireless segment and dispose of the two divisions. The disposition of the two divisions occurred in two unrelated transactions. Effective July 31, 2013, the Company sold all of the assets of its RF Neulink division, primarily consisting of inventory, certain intellectual property and licenses, customer lists and trademarks, to a third party wireless company. The Company did not receive any purchase price payment at the closing of the sale. Rather, the purchase price for the RF Neulink business will consist of cash payments made by the buyer to the Company under the following circumstances: (i) for each RF Neulink inventory item that the buyer sells, the buyer will have to pay the Company the assigned value of that inventory item. This arrangement will continue until the earlier of three years from the closing date or the date all inventory items are sold; and (ii) the buyer is required to pay the Company a royalty based on the buyer’s use of RF Neulink’s tradename or trademark, its customer list or its intellectual property. The royalty, which ranges from 5% to 10% of the buyer’s sales of such RF Neulink-related products, may not exceed $450,000 in the aggregate, and will not be payable on sales of inventory items. For the year ended October 31, 2013, the Company recognized approximately $20,000 of royalty income, which amount has been included within discontinued operations. Effective October 29, 2013, the Company sold all of the assets of the Company’s RadioMobile division, primarily consisting of inventory, certain equipment, certain intellectual property and licenses, customer lists and trademarks, to a new company formed by the former manager of this division. In return for the assets, the purchaser agreed to pay the Company 10.0% of all net revenues for the next three years (but not to exceed an aggregate total of $2.0 million). Additionally, as part of the sale of the RadioMobile division, all former RadioMobile employees were terminated by the Company and re-hired by the purchaser. Other closing costs amounted to approximately $0.2 million. For the fiscal year ended October 31, 2013, the RF Wireless segment generated $1.2 million of revenues and incurred an operating loss of $1.8 million.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2013 and 2012 (in thousands, except percentages):

	2013		2012
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents	$11,881	41.0%	$5,492	21.6%
Current assets	22,910	79.1%	19,044	74.8%
Current liablities	2,584	8.9%	4,141	16.3%
Working capital	20,326	70.2%	14,903	58.5%
Property and equipment, net	1,053	3.6%	1,204	4.7%
Total assets	28,953	100.0%	25,463	100.0%
Stockholders' equity	25,419	87.8%	20,230	79.4%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for the fiscal year ending October 31, 2014 (“fiscal 2014”). The Company does not, however, currently have any commercial banking arrangements providing for loans or credit facilities should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

·
As of October 31, 2013, the amount of cash and cash equivalents was equal to $11.9 million. Accordingly, the Company believes that it has sufficient cash available to operate its current business and fund its anticipated capital expenditures for the upcoming year.

·	As of October 31, 2013, the Company had $22.9 million in current assets and $2.6 million in current liabilities for total working capital of $20.3 million.

Management believes that based on the Company’s financial condition at October 31, 2013, and its recent operating results, there are sufficient capital resources to fund its operations and potential future acquisitions for at least the next 12 months. Should the Company need to obtain additional funds for unexpected capital improvements or other expansion activities, based on its balance sheet and its history of profitability, the Company believes that it would be able to obtain financing to fund these expenditures. However, there can be no assurance any financing would be obtainable, or if obtained, would be on favorable terms or conditions.

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

The Company generated cash from operating activities of $5.5 million during the year ended October 31, 2013 primarily due to consolidated net income of $3.8 million. Consolidated net income for the period was reduced by non-cash charges of $2.4 million, including $1.2 million for the write-off of inventory mostly as a result of the disposition of the RF Wireless segmentoffset by the excess tax benefit from stock-based compensation expense of $717,000.  For the fiscal year ended October 31, 2012, net cash provided by operating activities was $2.3 million.

During the year ended October 31, 2013, net cash used in investing activities was $281,000 related to purchases of capital equipment primarily at Cables Unlimited. During the year ended October 31, 2012, net cash provided by investing activities was $3.5 million due to proceeds received by the Company upon the maturity of its certificate of deposit in the amount of $4.1 million offset by capital expenditures of $590,000.

Net cash provided by financing activities during the year ended October 31, 2013 was $1.1 million primarily due to proceeds from the exercise of stock options in the amount of $2.8 million and $717,000 of excess tax benefits from stock option exercises offset by dividends paid of $2.3 million. For the year ended October 31, 2012, cash used in financing activities was $2.1 million primarily due to dividends paid during the year and the repurchase of common stock.

The Company does not believe that inflation has had a material impact on its business or operations.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2013 and 2012 (in thousands, except percentages):

	2013		2012
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net sales	$36,625	100%	$27,687	100%
Cost of sales	20,660	56%	15,554	56%
Gross profit	15,965	44%	12,133	44%
Engineering expenses	1,377	4%	1,134	4%
Selling and general expenses	7,810	21%	6,930	25%
Operating income	6,778	19%	4,069	15%
Other income - interest/dividends	20	0%	38	0%
Income from continuing operations before provision for income taxes	6,798	19%	4,107	15%
Provision for income taxes	1,830	5%	1,499	5%
Income from continuing operations	4,968	14%	2,608	9%
Income (loss) from discontinued operations, net of tax	(1,140)	-3%	4	0%
Consolidated net income	3,828	11%	2,612	9%

Net sales for the year ended October 31, 2013 (“fiscal 2013”) increased by 32% or $8.9 million to $36.6 million from $27.7 million during the year ended October 31, 2012 (“fiscal 2012”) primarily due to a significant increase in net sales at the Company’s Cables Unlimited subsidiary. The Cables Unlimited segment generated $19.3 million of sales in fiscal 2013, an increase of $8.4 million or 77%, over the prior year comparable period, which contributed to most of the $8.9 million increase in the Company’s net sales during the period. The increase in net sales at Cables Unlimited is solely due to the release of a new custom cabling solution designed by Cables Unlimited for use with cell towers. Cables Unlimited commercially released its custom product line in April 2012 and generated $5.6 million sales during the remaining six months of fiscal 2012. For fiscal 2013, the sale of this new cabling solution generated $14.0 million of net sales for Cables Unlimited. However, net sales by Cables Unlimited of this new product are expected to decrease in the future as the need for this product decreases and, to a lesser extent as competing products are developed and commercially released by other companies. Also contributing to the overall increase in the Company’s net sales was the Medical Cabling and Interconnector segment, which had revenues of $3.0 million during fiscal 2013, an increase of $444,000 or 17% over fiscal 2012. The increase in sales at this segment was due to increased sales to its existing customers. Net sales at the RF Connector and Cable Assembly segment during fiscal 2013 remained relatively unchanged at $14.3 million, increasing by $78,000 or 1%, compared to $14.2 million during fiscal 2012.

The Company’s gross profit increased by $3.8 million or by 32% to $16.0 million in fiscal 2013 from $12.1 million in fiscal 2012 due to the increase in net sales. As a percentage of net sales, the Company’s overall gross profit remained consistent at 44% in both fiscal 2013 and fiscal 2012.

Engineering expenses represent costs incurred related to the ongoing development of new products. Engineering expenses increased $243,000 or 21% in fiscal 2013 to $1.4 million compared to $1.1 million in fiscal 2012. The increase in engineering expenses was primarily attributable to increased salary expense in connection with efforts devoted to the development of new products.

Selling and general expenses increased by $880,000 or 13% to $7.8 million during fiscal 2013 from $6.9 million in fiscal 2012. The increase in selling and general expenses was due to lump-sum bonus payments to senior management that were not made last year, increased sales commissions at the Cables Unlimited segment driven by the increase in net sales, an increase in wages and benefits related to an increase in pay rates and headcount and an increase in certain legal and consulting fees in connection with the termination and replacement of an employee. However, as a percentage of sales, selling and general expenses decreased to 21% in fiscal 2013 from 25% in fiscal 2012 as sales in fiscal 2013 increased by a higher percentage than the increase in selling and general expenses.

The provision for income taxes during fiscal 2013 was $1.8 million (or an effective tax rate of approximately 27%), compared to $1.5 million in fiscal 2012 (or an effective tax rate of approximately 36%). Despite the fact that the effective tax rate is significantly lower during fiscal 2013, the increase in the provision for tax is due to the significantly higher income from continuing operations before provision for income taxes. The reduction in the effective tax rate is attributable to the impact of the tax benefit to the Company of disqualifying dispositions of incentive stock options (ISO) during fiscal 2013, which resulted in a tax deduction to the Company. As a result of the Company’s increase in stock price during 2013, many employees exercised their ISOs and thereafter sold their shares, which resulted in a significant number of ISO disqualifying dispositions during the current year. Management believes that this trend may not continue into fiscal 2014 and, accordingly, anticipates that the effective tax rate likely will increase.

As a result of the 32% increase in net sales and the proportional decrease in selling and general expenses (which decreased to 21% of net sales in fiscal 2013 from 25% of net sales in fiscal 2012), the Company generated income from continuing operations of $5.0 million in fiscal 2013 compared to income from continuing operations of $2.6 million in fiscal 2012. However, income from continuing operations in fiscal 2013 was reduced by the loss from the sale of the two RF Wireless divisions in fiscal 2013, which sales resulted in a loss from discontinued operations, net of tax, of $1.1 million (in fiscal 2012, these two RF Wireless divisions generated $4,000 of income from their discontinued operations, net of tax).

Loss from discontinued operations, net of tax, during fiscal 2013 was $1.1 million compared to income from discontinued operations, net of tax, of $4,000 during fiscal 2012. During fiscal 2013, the Company sold the RF Neulink and RadioMobile divisions and accordingly, the results of these divisions are included in discontinued operations for all periods presented. In connection with the sale of RF Neulink, the Company recognized an inventory write-off of $297,000 during the third quarter of 2013. Additionally, in connection with the sale of RadioMobile, the Company recognized an inventory write-off of $471,000 during the fourth quarter of 2013. During fiscal 2012, the operations of RF Neulink and RadioMobile were close to break even.

ITEM 7A.	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-18 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2013 and 2012

•	Consolidated Statements of Income for the years ended October 31, 2013 and 2012

•	Consolidated Statements of Equity for the years ended October 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended October 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Based on the above evaluation, our management has concluded that the system of internal controls over financial reporting was effective as of October 31, 2013.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2013. A majority of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The independent Directors are Messrs. Fink, Reynolds and Benoit.

Name	Age	Director Since

Joseph Benoit	59	2013

Darren Clark	46	2011

Marvin H. Fink	77	2001

Howard F. Hill	73	1979

William Reynolds	78	2005

Joseph Benoit was appointed to the Board of Directors on April 8, 2013. Mr. Benoit retired from Union Bank in June 2012 after serving in various management and leadership roles for over 20 years. Managing over 100 Union Bank branch offices in Southern California and being the head of Business Banking were among his responsibilities. As an Executive Vice President, he also served as Union Bank’s integration manager for FDIC assisted acquisitions. Mr. Benoit has a B.S. in Business Administration from San Diego State University and an MBA from National University. He is also a graduate of Pacific Coast Banking School and serves as a director on various non-profit boards.

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

Howard F. Hill, a founder of the Company in 1979, is this Company’s Chief Executive Officer. In addition, from January 18, 2013 until June 7, 2013, Mr. Hill also served as the Company’s interim Chief Financial Officer. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 58 years.

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

The Company’s Board of Directors identified and recommended that Messrs. Benoit, Clark, Fink, Hill and Reynolds be elected to the Board of Directors based on the following qualifications of these persons:

Joseph Benoit: Mr. Benoit has significant financial management and banking experience, having served in various executive positions at Union Bank.

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

Howard Hill: Mr. Hill is a founder of the Company and has over 58 years of experience in the electronics industry.

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

Management

Howard F. Hill is the Chief Executive Officer of the Company. From January 18, 2013 to June 7, 2013, he also served as the Company’s Interim Chief Financial Officer and Corporate Secretary. He co-founded the Company in 1979. In addition to being the Chief Executive Officer, he also was the President of the Company from July 1993 until July 2011. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has held various positions in the electronics industry over the past 58 years.

James Doss is the Company’s President, a position he has held since July 7, 2011. Mr. Doss joined the Company as its full-time Director of Accounting on February 13, 2006. On February 1, 2007, the Company appointed Mr. Doss as its Acting Chief Financial Officer and Corporate Secretary. Mr. Doss was appointed as the Company’s Chief Financial Officer on January 25, 2008. Mr. Doss has significantly contributed to the recent growth of the Company, and the Board has decided that Mr. Doss’ efforts as the President should be focused primarily on the operations of the Company. Accordingly, on January 18, 2013, Mr. Doss stepped down as the Company’s Chief Financial Officer and Secretary, and Mr. Hill became the Interim Chief Financial Officer until a new, full-time Chief Financial Officer was hired. Prior to joining the Company, Mr. Doss, 44, was a private consultant to a number of software and high-tech companies, providing general accounting support. Previously, he was Director of Finance for San Diego-based HomeRelay Communications, Inc., an Internet Service Provider (ISP). From 1996 to 2000, Mr. Doss was Controller for CliniComp International, a San Diego medical software developer and hardware manufacturer of hospital critical care units. In 1995, Mr. Doss joined Denver-based Merrick & Company as Senior Staff Accountant. Mr. Doss received his B.S. in Finance and minor in Economics from San Diego State University in 1993.

Mark Turfler was appointed as the Company’s Acting Chief Financial Officer and Corporate Secretary on June 7, 2013. Effective as of January 10, 2014, Mr. Turfler was promoted to Chief Financial Officer. Mr. Turfler joined the Company in January 2013 as our Controller. Prior to joining the Company, Mr. Turfler worked in senior accounting/finance positions at Ligand Pharmaceuticals, Inc. from 2006 to 2009, at Cylene Pharmaceuticals, Inc. from 2010 to 2011, and as an independent financial/accounting consultant from 2012 until he joined the Company in January 2013. Mr. Turfler has more than 35 years of accounting and finance experience including several years with publicly traded companies in a variety of senior financial executive positions with wireless telecommunications, international manufacturing, medical device and software companies. Mr. Turfler began his career with PricewaterhouseCoopers after graduating from Syracuse University with a B.S. in accounting. Mr. Turfler is a Certified Public Accountant and a member of the American Institute of CPAs, California Society of CPAs, and Financial Executives International.

Board of Director Meetings

During the fiscal year ended October 31, 2013, the Board of Directors held sixteen meetings. During the fiscal year ended October 31, 2013, each Board of Directors members attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2013, the Board of Directors maintained three committees, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. The Audit Committee currently is composed of Mr. Reynolds (Chairman), Mr. Fink and Mr. Benoit.  Each of these individuals was a non-employee director and was independent as defined under the NASDAQ Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2013. The Audit Committee operates under a formal charter that governs its duties and conduct.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, and Benoit (Chairman) each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held five formal meeting during fiscal 2013, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Fink (Chairman), Benoit, and Reynolds each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held two formal meetings during fiscal 2013, which was attended by all committee members.

Code Of Business Conduct And Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s Directors, officers and employees, including its principal executive officer and principal financial officer. The Code is posted on the Company’s website at www.rfindustries.com . The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2013, the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

Three of Howard Hill’s Forms 4 were filed late, two of Darren Clark’s Forms 4 were filed late, David Sandberg filed one Form 4 late, James Doss filed two Forms 4 late, Marvin Fink filed one Form 4 late, and William Reynolds filed one Form 4 late. All of the foregoing untimely reports were filed within two days of the required filing deadlines.

In addition, Mark Turfler filed his Form 3 two days after the required filing deadline.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation . The following table sets forth compensation for services rendered in all capacities to the Company for each person who served the Company’s Chief Executive Officer during the year, and to each executive officer, other than our Chief Executive Officer, who earned over $100,000 during the fiscal year ended October 31, 2013 (collectively, the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Chief Executive	2013	240,000	227,100	-	-	-	-	82,051	(1)	549,151
Officer and Director	2012	240,000	80,000	-	-	-	-	44,367	(1)	364,367

James S. Doss
President and Chief Financial Officer(3)	2013	168,000	117,060	-	-	-	-	14,232	(2)	299,292
	2012	168,000	40,000	-	-	-	-	11,642	(2)	219,642

Darren Clark, President of Cables Unlimited, Inc.	2013	150,000	200,000	-	-	-	-	-		350,000
	2012	150,000	-	-	21,090	-	-	-		171,090

Mark Turfler, Chief Financial Officer(4)	2013	109,043	10,000	-	-	-	-	4,923	(5)	123,966

(1)         Mr. Hill’s other compensation consisted of $63,692 and $27,190 of accrued vacation not taken in fiscal 2013 and 2012, respectively, and $18,359 and $17,177 for vehicle and apartment rental costs in fiscal 2013 and 2012, respectively. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)         Mr. Doss’s other compensation consisted of $1,115 of accrued vacation not taken in fiscal 2012 and $14,232 and $10,527 for vehicle costs in fiscal 2013 and 2012, respectively.

(3)         As of January 18, 2013, Mr. Doss no longer serves as the Chief Financial Officer; he does, however, continue to serve as the President of the Company.

(4)         Mr. Turfler was hired January 18, 2013 and appointed Acting Chief Financial Officer and Corporate Secretary effective June 7, 2013. On January 10, 2014, he was appointed Chief Financial Officer of the Company.

(5)         Mr. Turfler’s other compensation consisted of $4,923 for vehicle costs in fiscal 2013.

(6)         The amounts in this column represent the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 8, “Stock options,” to the Consolidated Financial Statements.

2013 Option Grants

In fiscal 2013, the Company did not grant stock options to any Named Executive Officers.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2013 by each of our Named Executive Officers were issued under our 2000 Stock Option Plan and 2010 Stock Incentive Plan, except for options to purchase 172,457 shares that were granted to Mr. Hill in 1994 under his employment agreement. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2013:

Outstanding Equity Awards As Of October 31, 2013

	Option Awards
	Number of	Number of	Equity Incentive Plan
	Securities	Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying		Option
	Unexercised	Unexercised	Unexercised		Exercise	Option
	Options	Options	Unearned Options		Price	Expiration
Name	(#) Exercisable	(#) Unexercisable	(#)		($)	Date

Howard Hill	168,457				0.05	(1)
Howard Hill	2,666				3.40	10/31/15
Howard Hill	1,334		1,333	(2)	3.16	10/31/16
James Doss	20,000		100,000	(3)	2.025	10/31/19
James Doss	1,334				3.40	10/31/15
James Doss	666		667	(4)	3.16	10/31/16
Darren Clark	4,100				3.69	12/22/16

(1)	This option expires one year after Mr. Hill’s employment with the Company terminates.
(2)	Vests annually in three installments following grant on October 31, 2011.
(3)	Vests as to 20,000 shares annually following grant on October 31, 2009.
(4)	Vests annually in three installments following grant on October 31, 2011.

During the fiscal year ended October 31, 2013, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements

The employment agreements that the Company previously entered into with Mr. Hill, the Company’s Chief Executive Officer, Mr. Doss, the Company’s President, and Mr. Clark, the President of the Company’s Cables Unlimited, Inc. subsidiary, all expired on December 31, 2013.  In addition, to date, we have not entered into an employment agreement with Mr. Turfler, the Company’s Chief Financial Officer and Corporate Secretary. Accordingly, as of the date of this Annual Report, we have no employment agreements in place for the Company’s Named Executive Officers and other key officers.  The Company’s Compensation Committee expects to enter into employment agreements with each of the foregoing four executive officers during the second fiscal quarter.

Compensation of Directors

Under the new compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2013, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $25,000 annually. Effective for the year ending October 31, 2014, these amounts were increased to $30,000 annually, which amount is paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2013, the Company granted each of the non-employee directors 8,405 options with an exercise price of $5.85 per share. The number of stock option shares granted to each director was determined by dividing $12,500 by the fair value of a stock option grant using the Black Scholes model ($1.49 per share). These options vest ratably over fiscal year 2013.During the quarter ended April 30, 2013, the Company granted a newly appointed non-employee director 4,367 options with an exercise price of $6.42 per share. The number of stock options granted was determined by dividing $7,292 (a pro rata portion of the $12,500) by the fair value of a stock option grant using the Black Scholes model ($1.67 per share).

DIRECTOR COMPENSATION FOR FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)(2)(3)	All Other Compensation	Total

Joseph Benoit	$7,292	-	$7,292	$-	$14,584
Darren Clark	$-	-	$-	$-	$-
Marvin H. Fink	$12,500	-	$12,500	$-	$25,000
Howard F. Hill	$-	-	$-	$-	$-
William Reynolds	$12,500	-	$12,500	$-	$25,000

(1)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)
On January 25, 2013 we granted five-year non-qualified options to purchase 8,405 shares of the Company’s common stock to Mr. Marvin Fink (Chairman) and Mr. William Reynolds (Independent Director) for their services as directors for the fiscal year ended October 31, 2013. The options have an exercise price of $5.85 per share.

(3)
On April 5, 2013, we granted a five-year non-qualified option to purchase 4,367 shares of the Company’s common stock to Joseph Benoit (Independent Director) for his services as a director for the fiscal year ended October 31, 2013. The options have an exercise price of $6.42 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 10, 2014 for (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 10, 2014, there were 8,153,658 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	262,204	(2)	3.1%

James Doss 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	24,500	(3)	0.3%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	16,658	(4)	0.2%

William Reynolds 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	59,070	(5)	0.7%

Joseph Benoit
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202	6,332	(6)	0.1%

Darren Clark 3 Old Dock Road, Yaphank, NY 11980	304,100	(7)	3.7%

All Directors and Officers as a Group (6 Persons)	672,864	(8)	8.0%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860		11.1%

24

(1)
Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 172,457 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 22,000 shares that Mr. Doss has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 16,658 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 18,370 shares that Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 6,332 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 4,100 shares, which Mr. Clark has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 239,917 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President, at that time, and Chief Executive Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment. As of October 31, 2013, the principal balance still outstanding on the loan was $66,980. Mr. Hill pays interest on the loan annually. The note is collateralized by personal property owned by Mr. Hill.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a five-year lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2013, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP for professional services rendered related to the fiscal years ended October 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$195,000	$263,000
Audit-Related Fees	-	-
Total Fees	$195,000	$263,000

Audit Fees .  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees .  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company did not incur audit-related fees during fiscal 2013 and 2012.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amended and Restated Articles of Incorporation (12)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007(7)

10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated August 22, 2011, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle American LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (13)

10.8	Form of 2010 Stock Incentive Plan (10)

10.9	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.10	Amendment of 2000 Stock Incentive Plan (11)

10.11	Employment Agreement, dated September 1, 2013, between the Company and Howard Hill (14)

10.12	Employment Agreement, dated September 1, 2013, between the Company and James Doss (14)

10.13	Employment Agreement, dated September 1, 2013, between the Company and Darren Clark (14)

14.1	Code of Ethics (5)

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(7)           Previously filed as an exhibit to the Company’s Form 10-KSB for the year ended October 31, 2007, which exhibit is hereby incorporated herein by reference.

(8)           Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2008, which exhibit is hereby incorporated herein by reference.

(9)           Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2009, which exhibit is hereby incorporated herein by reference.

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

(13)         Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2011, which exhibit is hereby incorporated herein by reference.

(14)         Previously filed as an exhibit to the Company’s Form 10-QSB for the quarter ended July 31, 2013, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the Company.

RF INDUSTRIES, LTD. AND SUBSIDIARY

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
October 31, 2013 and 2012	F-3-F-4

Consolidated Statements of Income
Years Ended October 31, 2013 and 2012	F-5

Consolidated Statements of Equity
Years Ended October 31, 2013 and 2012	F-6

Consolidated Statements of Cash Flows
Years Ended October 31, 2013 and 2012	F-7

Notes to Consolidated Financial Statements	F-8-F-18

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders
RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiary as of October 31, 2013 and 2012, and the related consolidated statements of income, equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Industries, Ltd. and Subsidiary as of October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California
January 17, 2014

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2013 AND 2012
(In thousands, except share and per share amounts)

	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,881	$5,492
Trade accounts receivable, net of allowance for doubtful accounts of $103 and $96	3,160	5,167
Inventories	5,995	6,984
Other current assets	1,552	640
Deferred tax assets	322	761
TOTAL CURRENT ASSETS	22,910	19,044

Property and equipment:
Equipment and tooling	2,500	2,349
Furniture and office equipment	759	655
	3,259	3,004
Less accumulated depreciation	2,206	1,800
Total property and equipment	1,053	1,204

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,407	1,627
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	30	35
TOTAL ASSETS	$28,953	$25,463

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2013 AND 2012
(In thousands, except share and per share amounts)

	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$792	$1,429
Accrued expenses	1,741	2,102
Customer deposit	51	-
Income taxes payable	-	610
TOTAL CURRENT LIABILITIES	2,584	4,141

Deferred tax liabilities	950	1,077
Other long-term liabilities	-	15
TOTAL LIABILITIES	3,534	5,233

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,075,124 and 6,978,374 shares issued and outstanding at October 31, 2013 and 2012, respectively	81	70
Additional paid-in capital	15,706	12,007
Retained earnings	9,632	8,153
TOTAL STOCKHOLDERS' EQUITY	25,419	20,230
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,953	$25,463

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2013 AND 2012
(In thousands, except share and per share amounts)

	2013	2012

Net sales	$36,625	$27,687
Cost of sales	20,660	15,554

Gross profit	15,965	12,133

Operating expenses:
Engineering	1,377	1,134
Selling and general	7,810	6,930
Totals	9,187	8,064

Operating income	6,778	4,069

Other income – interest/dividends	20	38

Income from continuing operations before provision for income taxes	6,798	4,107
Provision for income taxes	1,830	1,499

Income from continuing operations	4,968	2,608

Income (loss) from discontinued operations, net of tax	(1,140)	4

Consolidated net income	3,828	2,612

Net income attributable to noncontrolling interest	-	2

Net income attributable to RF Industries, Ltd. and Subsidiary	$3,828	$2,610

Earnings per share
Basic
Continuing operations	$0.65	$0.38
Discontinued operations	(0.15)	-
Net income per share	$0.50	$0.38

Earnings per share
Diluted
Continuing operations	$0.59	$0.34
Discontinued operations	(0.13)	-
Net income per share	$0.46	$0.34

Weighted average shares outstanding
Basic	7,600,029	6,908,890
Diluted	8,455,631	7,680,743

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED OCTOBER 31, 2013 AND 2012
(In thousands, except share amounts)

					Total RF
			Additional		Industries,
	Common Stock		Paid-In	Retained	Ltd and	Noncontrolling
	Shares	Amount	Capital	Earnings	Subsidiary	Interest	Total Equity
Balance, November 1, 2011	7,110,507	$71	$11,382	$8,011	$19,464	$214	$19,678

Exercise of stock options	192,738	2	352	-	354	-	354

Excess tax benefit from exercise of stock options	-	-	87		87	-	87

Stock-based compensation expense	-	-	264	-	264	-	264

Dividends	-	-	-	(1,387)	(1,387)	-	(1,387)

Treasury stock purchased and retired	(324,871)	(3)	(78)	(1,062)	(1,143)	-	(1,143)

Deconsoliation of VIE	-	-	-	(19)	(19)	(216)	(235)

Net income	-	-	-	2,610	2,610	2	2,612

Balance, October 31, 2012	6,978,374	70	12,007	8,153	20,230	-	20,230

Exercise of stock options	1,096,750	11	2,750	-	2,761	-	2,761

Excess tax benefit from exercise of stock options	-	-	717	-	717	-	717

Stock-based compensation expense	-	-	232	-	232	-	232

Dividends	-	-	-	(2,349)	(2,349)	-	(2,349)

Net income	-	-	-	3,828	3,828	-	3,828

Balance, October 31, 2013	8,075,124	$81	$15,706	$9,632	$25,419	$-	$25,419

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2013 AND 2012
(In thousands)

	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$3,828	$2,612
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt expense	29	24
Accounts receivable write-off	44	-
Depreciation and amortization	652	600
Inventory write-downs	1,170	-
Stock-based compensation expense	232	264
Deferred income taxes	312	(145)
Excess tax benefit from stock-based compensation	(717)	(87)
Changes in operating assets and liabilities (net of effects of deconsolidation of VIE on January 25, 2012):
Restricted cash	-	5
Trade accounts receivable	1,934	(2,585)
Inventories	(181)	(795)
Other current assets	(912)	(152)
Other long-term assets	5	(2)
Accounts payable	(637)	908
Customer deposit	51	-
Income taxes prepaid	107	1,269
Accrued expenses	(361)	536
Other long-term liabilities	(15)	(117)
Net cash provided by operating activities	5,541	2,335

INVESTING ACTIVITIES:
Maturity of certificates of deposit	-	4,095
Capital expenditures	(281)	(590)
Net cash provided by (used in) investing activities	(281)	3,505

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,761	354
Purchases of treasury stock	-	(1,143)
Excess tax benefit from exercise of stock options	717	87
Principal payments on long-term debt	-	(20)
Dividends paid	(2,349)	(1,387)
Net cash provided by (used in) financing activities	1,129	(2,109)

Net increase in cash and cash equivalents	6,389	3,731

Cash and cash equivalents, beginning of year	5,492	1,761

Cash and cash equivalents, end of year	$11,881	$5,492

Supplemental cash flow information – income taxes paid	$1,845	$955

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$-	$1,143
Write off of fully depreciated property and equipment	$26	$1,109

Assets and liabilities of VIE as of January 25, 2012:
Restricted cash	$-	$62
Other current assets	$-	$24
Property and equipment, net	$-	$1,468
Other assets, net	$-	$70
Mortgages payable	$-	$1,408
Net equity	$-	$215

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Business activities and summary of significant accounting policies

Business activities

The Company’s business is comprised of the design, manufacture and/or sale of communications equipment primarily to the radio and other professional communications related industries. As of October 31, 2013, the Company conducted its operations through four related business divisions: (i) Connector and Cable Assembly Division is engaged in the design, manufacture and distribution of coaxial connectors and cable assemblies used primarily in radio and other professional communications applications; (ii) Aviel Division is engaged in the design, manufacture and sales of radio frequency, microwave and specialized connectors and connector assemblies for aerospace, original electronics manufacturers and military electronics applications; (iii) Bioconnect Division is engaged in the design, manufacture and sales of cable interconnects for medical monitoring applications; and (iv) the Cables Unlimited Division manufactures custom and standard cable assemblies, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment.

During 2013, the Company sold and discontinued its operations of the RF Neulink and RadioMobile divisions (see Note 2). In addition, effective November 1, 2013, the Oddcables Division was integrated with the Connector and Cable Division.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd. and its wholly owned subsidiary, Cables Unlimited, Inc. (“Cables Unlimited”), collectively (the “Company”). K&K Unlimited (“K&K”), a variable interest entity (“VIE”) of the Company was deconsolidated in the first quarter of 2012. All intercompany balances and transactions have been eliminated in consolidation.

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

Property and equipment

Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 5 years) using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

Variable interest entity

Management analyzes if the Company has any variable interests in VIE’s.  This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review.  Accounting principles generally accepted in the United States of America require a reporting entity to consolidate a VIE when the reporting entity has a variable interest that provides it with a controlling financial interest in the VIE.  The entity that consolidates a VIE is referred to as the primary beneficiary of the VIE. See Note 11 for further discussion.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 31, 2013, the Company performed a qualitative assessment of factors to determine whether it was necessary to perform impairment testing. Based on the results of the work performed, the Company concluded that no impairment loss was warranted at October 31, 2013. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statement of Income.

On June 15, 2011, the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of October 31, 2013, the goodwill balance related solely to the Cables Unlimited acquisition.  No goodwill impairment occurred in 2013 or 2012.

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

Intangible assets

Intangible assets consist of the following as of October 31 (in thousands):

	2013	2012
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(95)	(55)
	105	145

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(428)	(248)
	1,302	1,482

Totals	$1,407	$1,627

Non-amortizable intangible assets:
Trademarks	$410	$410

Amortization expense for the years ended October 31, 2013 and 2012 was $220,000 and $239,000, respectively.

Estimated amortization expense related to finite lived intangible assets are as follows (in thousands):

Year ending
October 31,	Amount

2014	$220
2015	220
2016	206
2017	180
2018	180
Thereafter	401
Total	$1,407

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $195,000 and $242,000 in 2013 and 2012, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consists of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2013 and 2012, the Company recognized $1.4 million and $1.1 million in engineering expenses, respectively.

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

Stock options

For stock option grants to employees, the Company recognizes compensation expense based on the estimated fair value of the options at the date of grant. Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period. The Company issues previously unissued common shares upon the exercise of stock options.

For the fiscal years ended October 31, 2013 and 2012, charges related to stock-based compensation amounted to approximately $232,000 and $264,000, respectively.  For the fiscal years ended October 31, 2013 and 2012, stock-based compensation classified in cost of sales amounted to $58,000 and $53,000 and stock-based compensation classified in selling, general and engineering expense amounted to $174,000 and $211,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2013 and 2012, that were not included in the computation because they were anti-dilutive, totaled 21,177 and 755,568, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2013	2012
Numerators:
Consolidated net income (A)	$3,828,000	$2,612,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	7,600,029	6,908,890
Add effects of potentially dilutive securities - assumed exercise of stock options	855,602	771,853

Weighted average shares outstanding for diluted earnings per share (C)	8,455,631	7,680,743

Basic earnings per share (A)/(B)	$0.50	$0.38

Diluted earnings per share (A)/(C)	$0.46	$0.34

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Recent accounting standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2015, and is currently evaluating the impact on its consolidated financial statements and disclosures.

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together use to comprise the Company’s RF Wireless segment, as discussed below. As part of the RF Wireless segment, RF Neulink was engaged in the sale of wireless data products, such as transmitter and receiver modules and standard or smart programmable modems, for use in certain high-speed wireless connection markets, and RadioMobile was engaged in the sale of complete hardware and software solutions for wireless mobile data management applications. Given the Company’s focus on the higher growth and higher margin components of its business, the Company decided to sell RF Neulink and RadioMobile in order to reduce operating costs and focus its resources on more profitable divisions. Accordingly, during 2013, the RF Neulink and RadioMobile divisions had met the criteria to be accounted for as discontinued operations. The operations of both RF Neulink and RadioMobile have been reclassified from the ongoing operations of the Company as a result of the sale of these businesses, and the Company will not have any continuing involvement in the operations of RF Neulink and RadioMobile after the disposal transactions, as detailed in the subsequent paragraphs.

Effective July 31, 2013, the Company closed an Asset Purchase Agreement (the “RF Neulink Agreement”) with Raveon Technologies Corporation (“Raveon”), whereby Raveon acquired the assets related to the RF Neulink business, primarily consisting of inventory, certain intellectual property and licenses, customer lists and trademarks. Pursuant to the RF Neulink Agreement, no purchase price was paid at the closing. Rather, the purchase price for the RF Neulink business will consist of cash payments made by Raveon to the Company under the following circumstances: (i) for each RF Neulink inventory item that Raveon sells, Raveon is required to pay the Company the assigned value of that inventory item. This arrangement continues until the earlier of three years from the closing date or the date all inventory items are sold; and (ii) Raveon is required to pay the Company a royalty based on Raveon’s use of RF Neulink’s tradename or trademark, its customer list or its intellectual property. The royalty, which ranges from 5% to 10% of Raveon’s sales of such RF Neulink-related products, may not exceed $450,000 in the aggregate, and will not be payable on sales of inventory items. For the year ended October 31, 2013, the Company recognized approximately $20,000 of royalty income, which amount has been included within discontinued operations.

Effective October 29, 2013, the Company closed an Asset Purchase Agreement (the “RadioMobile Agreement”) with RadioMobile, Inc. (“Purchaser”), a new company formed by the former manager of the Company’s RadioMobile division, whereby the Purchaser acquired the assets related to the RadioMobile business, primarily consisting of inventory, certain equipment, certain intellectual property and licenses, customer lists and trademarks, in return for the Purchaser’s three-year agreement to pay the Company 10.0% of all net revenues up to $2.0 million. Additionally, as part of the RadioMobile Agreement, all former RadioMobile employees were terminated by the Company and re-hired by the Purchaser, and the Company permitted Purchaser to continue to use its office space, rent-free, through the end of the lease, which expires on March 31, 2014. There is no obligation from Purchaser if inventory is never sold. Other closing costs amounted to approximately $0.2 million. For the year ended October 31, 2013, the Company has not recognized any royalty income in connection with the sale of the RadioMobile division.

The following summarized financial information related to the RF Neulink and RadioMobile divisions is segregated from continuing operations and reported as discontinued operations for the years ended October 31, 2013 and 2012 (in thousands):

	2013	2012

Net sales	$1,230	$2,545
Cost of sales	1,609	1,444
Gross profit (loss)	(379)	1,101

Operating expenses	1,400	1,095
Operating income (loss)	(1,779)	6
Provision (benefit) for income taxes	(639)	2
Income (loss) from discontinued operations, net of tax	$(1,140)	$4

Given the nature of the inventory at RF Neulink and RadioMobile, the Company assessed that the inventory had a fair value of zero, and recorded a charge of $768,000 in the aggregate during 2013, which has been classified within discontinued operations, in connection with the sales of these divisions. The inventory at both RF Neulink and RadioMobile is highly specialized and not easily transferrable to other products. Additionally, certain components require programming and engineering expertise, which is unique to these products, in order to become fully functional.

Note 3 - Concentrations of credit risk and sales to major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2013, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $12.0 million.

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

Sales to one customer represented 50% and 33% of total sales in 2013 and 2012, respectively, and 27% and 49% of total accounts receivable as of October 31, 2013 and 2012, respectively. Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits.

Sales of one product line accounted for $14.0 million or 38% of total sales and $5.6 million or 18% of total sales to a single customer for the years ended October 31, 2013 and 2012, respectively. The Company sells this product line to this customer under a written purchase order when this customer places orders. This customer does not have any minimum purchase obligations and could stop buying the product at any time. A reduction, delay or cancellation of orders for this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 4 - Inventories and major vendors

Inventories consist of the following as of October 31 (in thousands):

	2013	2012

Raw materials and supplies	$1,913	$2,519
Work in process	15	3
Finished goods	4,067	4,462

Totals	$5,995	$6,984

Purchases of inventory from two major vendors during 2013 represented 20% and 17% of total inventory purchases compared to two major vendors who represented 20% and 14% of total inventory purchases in 2012. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following as of October 31 (in thousands):

	2013	2012

Wages payable	$1,188	$1,032
Accrued receipts	376	864
Other current liabilities	177	206

Totals	$1,741	$2,102

Accrued receipts represent purchased inventory for which invoices have not been received.

Other long-term liabilities of $15,000 as of October 31, 2012 consist of deferred lease liabilities. Deferred lease liabilities represent the excess of recognized rent expense over scheduled lease payments.

Note 6 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has three segments - RF Connector and Cable Assembly, Medical Cabling and Interconnector, and Cables Unlimited based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of two divisions, whereas the Cables Unlimited segment and the Medical Cabling and Interconnector segment are each comprised of one division.  The three divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, and Bioconnect. The other division aggregated into the RF Connector and Cable Assembly segment has similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly and Aviel divisions into the RF Connector and Cable Assembly segment, while the Cables Unlimited division constitutes the Cables Unlimited segment. The Bioconnect Division comprises the Medical Cabling and Interconnector segment.

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. Effective beginning with the second quarter of 2013, the Company changed its measurement of segment profit or loss whereby certain corporate costs, previously attributed to the RF Connector and Cable Assembly segment, have been allocated to each of the segments. Certain amounts in the 2012 segment tables have been reclassified to conform to the 2013 presentation to reflect all segment information on a comparable basis. Additionally, with the sale and discontinuation of the RF Neulink and RadioMobile divisions during 2013, the segment information has been adjusted as these divisions are reflected within discontinued operations. Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2013 and 2012 (in thousands):

	2013	2012

United States	$35,115	$26,076
Foreign Countries:
Canada	638	830
Israel	289	257
Mexico	413	397
All Other	170	127
	1,510	1,611
Totals	$36,625	$27,687

Net sales, income from continuing operations before provision for income taxes and other related segment information as of October 31, 2013 and for the years then ended are as follows (in thousands):

	RF Connectors		Medical
	and	Cables	Cabling and
	Cable Assembly	Unlimited	Interconnector	Corporate	Total
2013
Net sales	$14,254	$19,329	$3,042	$-	$36,625
Income from continuing operations before provision for income taxes	2,105	3,964	723	6	6,798
Depreciation and amortization	232	357	44	19	652
Total assets	6,463	7,715	813	13,962	28,953

2012
Net sales	$14,176	$10,913	$2,598	$-	$27,687
Income from continuing operations before provision for income taxes	2,140	1,399	553	15	4,107
Depreciation and amortization	216	340	40	4	600
Total assets	7,072	9,409	784	8,198	25,463

Note 7 - Income taxes

The provision for income taxes for the fiscal years ended October 31, 2013 and 2012 consists of the following (in thousands):

	2013	2012
Current:
Federal	$1,365	$1,329
State	153	315
	1,518	1,644

Deferred:
Federal	285	(142)
State	27	(3)
	312	(145)

	$1,830	$1,499

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision for income taxes as follows (in thousands, except percentages):

	2013		2012
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income tax at Federal statutory rate	$2,315	34.0%	$1,396	34.0%
State tax provision, net of Federal tax benefit	232	3.4%	230	5.6%
Nondeductible differences:
ISO stock options, net	(509)	-7.4%	7	0.2%
Qualified domestic production activities deduction	(87)	-1.3%	(46)	-1.1%
Other	40	0.6%	36	0.9%
Uncertain tax positions	-	-	(79)	-1.9%
R&D credit	(87)	-1.3%	-	-
Other	(74)	-1.1%	(45)	-1.2%
Provision for income taxes	$1,830	26.9%	$1,499	36.5%

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Current Assets:
Allowance for doubtful accounts	$40	$37
Inventory obsolescence	-	66
Accrued vacation	144	154
State income taxes	27	118
Stock based compensation awards	-	236
Section 263A costs	104	129
Other	7	21
Total current assets	322	761

Long-Term Assets:
Amortization / intangible assets	90	103

Long-Term Liabilities:
Amortization / intangible assets	(708)	(799)
Depreciation / equipment and furnishings	(332)	(381)
Net long-term deferred tax liabilities	(950)	(1,077)

Total deferred tax liabilities	$(628)	$(316)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2011	$79
Lapse of statute of limitations - tax positions in prior period	(79)
Balance at October 31, 2012	-
Lapse of statute of limitations - tax positions in prior period	-
Balance at October 31, 2013	$-

The Company had no gross liability for unrecognized tax benefits at October 31, 2013 and 2012.

During the year ended October 31, 2012, a reduction of $19,000 of interest was a result of the expiration of the statute of limitations. As of October 31, 2013 and 2012, no accrued interest or penalties were included in other long-term liabilities on the balance sheet.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2009 through October 31, 2013 remain subject to examination.

Note 8- Stock options

Incentive and non-qualified stock option plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The 2000 Option Plan expired in May 2010. At the time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors.  Accordingly, as of October 31, 2013, no shares are available for future grant under the 2000 Option Plan.

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”).  In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by the NASDAQ Capital Market listing standards. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. As of October 31, 2013, 439,750 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2013 and 2012 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Weighted average volatility	42.9%	57.7%
Expected dividends	4.2%	3.0 - 5.0%
Expected term (in years)	3.5	3.5 - 4.2
Risk-free interest rate	0.36%	0.3-0.4%
Weighted average fair value of options granted during the year	$1.12	$1.19
Weighted average fair value of options vested during the year	$1.06	$1.02

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

Additional information regarding all of the Company's outstanding stock options at October 31, 2013 and 2012 and changes in outstanding stock options in 2013 and 2012 follows:

	2013		2012
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Options outstanding at beginning of year	2,004,781	$2.25	2,099,672	$2.13
Options granted	176,267	$4.80	114,815	$3.86
Options exercised	(1,096,750)	$2.52	(192,738)	$1.82
Options forfeited	(96,083)	$4.01	(16,968)	$3.05
Options outstanding at end of year	988,215	$2.24	2,004,781	$2.25

Options exercisable at end of year	743,169	$1.96	1,650,289	$2.16

Options vested and expected to vest at end of year	972,015	$2.21	1,987,333	$2.25

Option price range at end of year	$0.05 - 6.42		$0.05 - 4.12

Aggregate intrinsic value of options exercised during year	$4,137,000		$397,000

Weighted average remaining contractual life of options outstanding as of October 31, 2013: 3.11 years

Weighted average remaining contractual life of options exercisable as of October 31, 2013: 2.67years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2013: 3.08 years

Aggregate intrinsic value of options outstanding at October 31, 2013: $6.9 million

Aggregate intrinsic value of options exercisable at October 31, 2013: $5.4 million

Aggregate intrinsic value of options vested and expected to vest at October 31, 2013: $5.4 million

As of October 31, 2013, $208,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 3.26 years.

Note 9- Retirement plan

The Company sponsors a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. Substantially all of its employees may participate in and make voluntary contributions to this defined contribution plan after they meet certain eligibility requirements. The Board of Directors of the Company can authorize discretionary contributions by the Company. The Company did not make contributions to the plan in 2013 and 2012.

Note 10 - Related party transactions

The note receivable from stockholder of $67,000 at October 31, 2013 and 2012 is due from the Chief Executive Officer of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the Chief Executive Officer.

A former director of the Company is an employee of a public relations firm used by the Company. For the fiscal years ended October 31, 2013 and 2012, the Company paid the firm $6,000 and $43,000, respectively, for services rendered by that firm. The Company no longer utilizes the services of this firm.

Note 11 - Variable interest entity

The Company’s former variable interest entity, K&K Unlimited, LLC (“K&K”), was formed on August 14, 2009 for the purpose of establishing a separation of legal ownership of the building where Cables Unlimited conducts its operations. Cables Unlimited’s former sole stockholder is the sole member of K&K. Cables Unlimited was deemed the primary beneficiary of K&K even though it has no direct ownership in K&K as it had the power to direct the activities of K&K that most significantly impacted its economic performance and provided significant financial support through a lease agreement between Cables Unlimited and K&K. Cables Unlimited was also guarantor of K&K’s mortgage notes payable to Teacher’s Federal Credit Union and Small Business Administration establishing a direct obligation to absorb any losses of K&K.

In November 2011 and on January 25, 2012 the mortgages noted above were repaid and refinanced, respectively, at which time Cables Unlimited was released as a guarantor. Based on these factors, it was determined that Cables Unlimited was no longer the primary beneficiary and the operations of K&K were deconsolidated as of January 25, 2012. As a result, the Company’s consolidated balance sheet at October 31, 2012 reflects a reduction in total assets of approximately $1.6 million with a reduction in liabilities of approximately $1.4 million. The effect of the deconsolidation did not have a material impact on the Company’s consolidated results of operations for the year ended October 31, 2012. There were no variable interest entities as of October 31, 2013.

Note 12-Dividends declaration

The Company paid a total of $2.3 million of dividends during the fiscal year ended October 31, 2013. The dividends consisted of a $0.10 dividend, a special dividend of $0.07 and two quarterly dividend payments of $0.07 per share. The Company paid four quarterly dividends of $0.05 per share for a total of $1.4 million during the fiscal year ended October 31, 2012.

Note 13 - Commitments

The Company leases its facilities in San Diego, California, Yaphank, New York and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in March 2009 extending the term of the lease and again in September 2009 adding additional square feet. The amended lease expires in March 2014 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents, included in accrued expenses and other long-term liabilities, were $15,000 as of October 31, 2013 and $54,000 as of October 31, 2012. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. The Company also leases certain automobiles under operating leases which expire at various dates through June 2015.

Rent expense under all operating leases totaled approximately $652,000 and $624,000 in 2013 and 2012, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2013 are as follows (in thousands):

Year ending
October 31,	Amount

2014	$388
2015	197
2016	116
2017	2
Total	$703

Note 14 - Legal proceedings

On May 24, 2013, a former employee of the Company filed a complaint with the San Diego, California office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The complaint alleges that the former employee was terminated in November 2012 in retaliation for making disclosures relating to fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint does not seek any specified amount of damages, but does seek various forms of relief, including the following: Reinstatement of the former employee’s employment, or in the alternative, an award for lost future wages, benefits and pension; back pay and bonuses; compensatory monetary damages in an amount to be determined; reasonable attorney’s fees; and all costs of litigation. The Company disputes the employee’s claims. The lawsuit is currently on-going and is being defended by the Company’s insurance carrier’s appointed law firm under the Company’s employment practices liability insurance policy.

Note 15- Subsequent events

At its December 5, 2013 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on January15, 2014 to stockholders of record on December 31, 2013.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 17, 2014	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer

Date: January 17, 2014	By:	/s/ Mark Turfler
Mark Turfler, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 17, 2014	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Executive Officer
(Principal Executive Officer)

Date: January 17, 2014	By:	/s/ Mark Turfler
Mark Turfler, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: January 17, 2014	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 17, 2014	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 17, 2014	By:	/s/ Darren Clark
Darren Clark, Director

Date: January 17, 2014	By:	/s/ Joseph Benoit
Joseph Benoit, Director