Form 10-Q
period 2014-01-31
R F INDUSTRIES LTD
filed 2014-03-13
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________
Form 10-Q
_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2014

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
______________________

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 5, 2014 was 8,187,803.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31,	October 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,777	$11,881
Trade accounts receivable, net of allowance for doubtful accounts of $84 and $103	2,521	3,160
Inventories	6,030	5,995
Other current assets	960	1,552
Deferred tax assets	322	322
TOTAL CURRENT ASSETS	22,610	22,910

Property and equipment:
Equipment and tooling	2,508	2,500
Furniture and office equipment	761	759
	3,269	3,259
Less accumulated depreciation	2,300	2,206
Total property and equipment	969	1,053

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,352	1,407
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	23	30
TOTAL ASSETS	$28,507	$28,953

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31,	October 31,
	2014	2013
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$589	$792
Accrued expenses	1,178	1,741
Customer deposit	51	51
TOTAL CURRENT LIABILITIES	1,818	2,584

Deferred tax liabilities	950	950
TOTAL LIABILITIES	2,768	3,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,184,887 and 8,075,124 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	82	81
Additional paid-in capital	16,330	15,706
Retained earnings	9,327	9,632
TOTAL STOCKHOLDERS' EQUITY	25,739	25,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,507	$28,953

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2014	2013

Net sales	$5,850	$9,896
Cost of sales	3,268	5,331

Gross profit	2,582	4,565

Operating expenses:
Engineering	256	289
Selling and general	1,987	2,258
Totals	2,243	2,547

Operating income	339	2,018

Other income – interest/dividends	7	3

Income from continuing operations before provision for income taxes	346	2,021
Provision for income taxes	82	564

Income from continuing operations	264	1,457

Income from discontinued operations, net of tax	1	25

Net income	$265	$1,482

Earnings per share
Basic
Continuing operations	$0.03	$0.21
Discontinued operations	0.00	0.00
Net income per share	$0.03	$0.21

Earnings per share
Diluted
Continuing operations	$0.03	$0.19
Discontinued operations	0.00	0.00
Net income per share	$0.03	$0.19

Weighted average shares outstanding
Basic	8,143,640	7,074,095
Diluted	8,817,351	8,004,166

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$265	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(15)	24
Accounts receivable write-off	4	-
Depreciation and amortization	149	159
Stock-based compensation expense	47	33
Excess tax benefit from stock-based compensation	(237)	(236)
Changes in operating assets and liabilities:
Trade accounts receivable	650	(636)
Inventories	(35)	247
Other current assets	592	(310)
Other long-term assets	7	-
Accounts payable	(203)	(373)
Customer deposit	-	51
Income taxes prepaid (payable)	237	(41)
Accrued expenses	(563)	260
Other long-term liabilities	-	(10)
Net cash provided by operating activities	898	650

INVESTING ACTIVITIES:
Capital expenditures	(10)	(43)
Net cash used in investing activities	(10)	(43)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	341	1,314
Excess tax benefit from exercise of stock options	237	236
Dividends paid	(570)	(700)
Net cash provided by financing activities	8	850

Net increase in cash and cash equivalents	896	1,457

Cash and cash equivalents, beginning of period	11,881	5,492

Cash and cash equivalents, end of period	$12,777	$6,949

Supplemental cash flow information – income taxes paid	$-	$603

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2013 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2013 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2013 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and its wholly owned subsidiary, Cables Unlimited, Inc. (“Cables Unlimited”), collectively (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after purchase orders are received which contain a fixed price and the products are shipped. Most of the Company’s products are sold to continuing customers with established credit histories.

Reclassifications

                Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together used to comprise the Company’s RF Wireless segment, as discussed below. As part of the RF Wireless segment, RF Neulink was engaged in the sale of wireless data products, such as transmitter and receiver modules and standard or smart programmable modems, for use in certain high-speed wireless connection markets, and RadioMobile was engaged in the sale of complete hardware and software solutions for wireless mobile data management applications. Given the Company’s focus on the higher growth and higher margin components of its business, the Company decided to sell RF Neulink and RadioMobile in order to reduce operating costs and focus its resources on more profitable divisions. Accordingly, during 2013, the RF Neulink and RadioMobile divisions had met the criteria to be accounted for as discontinued operations. The operations of both RF Neulink and RadioMobile have been reclassified from the ongoing operations of the Company as a result of the sale of these businesses, and the Company will not have any continuing involvement in the operations of RF Neulink and RadioMobile after the disposal transactions, as detailed in the subsequent paragraphs.

Effective July 31, 2013, the Company closed an Asset Purchase Agreement (the “RF Neulink Agreement”) with Raveon Technologies Corporation (“Raveon”), whereby Raveon acquired the assets related to the RF Neulink business, primarily consisting of inventory, certain intellectual property and licenses, customer lists and trademarks. Pursuant to the RF Neulink Agreement, no purchase price was paid at the closing. Rather, the purchase price for the RF Neulink business will consist of cash payments made by Raveon to the Company under the following circumstances: (i) for each RF Neulink inventory item that Raveon sells, Raveon is required to pay the Company the assigned value of that inventory item. This arrangement continues until the earlier of three years from the closing date or the date all inventory items are sold; and (ii) Raveon is required to pay the Company a royalty based on Raveon’s use of RF Neulink’s tradename or trademark, its customer list or its intellectual property. The royalty, which ranges from 5% to 10% of Raveon’s sales of such RF Neulink-related products, may not exceed $450,000 in the aggregate, and will not be payable on sales of inventory items. For the three months ended January 31, 2014, the Company recognized approximately $4,000 of royalty income related to the RF Neulink Agreement, which amount has been included within discontinued operations.

Effective October 29, 2013, the Company closed an Asset Purchase Agreement (the “RadioMobile Agreement”) with RadioMobile, Inc. (“Purchaser”), a new company formed by the former manager of the Company’s RadioMobile division, whereby the Purchaser acquired the assets related to the RadioMobile business, primarily consisting of inventory, certain equipment, certain intellectual property and licenses, customer lists and trademarks, in return for the Purchaser’s three-year agreement to pay the Company 10.0% of all net revenues up to $2.0 million. Additionally, as part of the RadioMobile Agreement, all former RadioMobile employees were terminated by the Company and re-hired by the Purchaser, and the Company permitted Purchaser to continue to use its office space, rent-free, through the end of the lease, which expires on March 31, 2014. There is no obligation from Purchaser if inventory is never sold. Other closing costs amounted to approximately $0.2 million. For the three months ended January 31, 2014, the Company recognized approximately $4,000 of royalty income related to the RadioMobile Agreement, which amount has been included within discontinued operations.

The following summarized financial information related to the RF Neulink and RadioMobile divisions is segregated from continuing operations and reported as discontinued operations for the three months ended January 31, 2014 and 2013 (in thousands):

	Three Months Ended January 31,
	2014	2013

Net sales	$8	$613
Cost of sales	-	242
Gross profit	8	371

Operating expenses	6	329
Operating income	2	42
Provision for income taxes	1	17
Income from discontinued operations, net of tax	$1	$25

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2014	October 31, 2013

Raw materials and supplies	$2,006	$1,913
Work in process	35	15
Finished goods	3,989	4,067

Totals	$6,030	$5,995

Purchases of inventory from two major vendors during the three months ended January 31, 2014 represented 19% and 15% of total inventory purchases. There were no purchases in excess of 10% of total inventory purchases from vendors during the three months ended January 31, 2013. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 122,069 and 138,280 for the three months ended January 31, 2014 and 2013, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2014	2013

Weighted average shares outstanding for basic earnings per share	8,143,640	7,074,095

Add effects of potentially dilutive securities-assumed exercise of stock options	673,711	930,071

Weighted average shares for diluted earnings per share	8,817,351	8,004,166

Note 5 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the three months ended January 31, 2014 vest and are exercisable equally over three years and expire in five years from date of grant. During the three months ended January 31, 2014, the Company granted a total of 99,323 incentive stock options to company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors stock options granted by the Company during the three months ended January 31, 2014 and 2013 was estimated to be $1.89 and $1.01 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Risk-free interest rate	0.69%	0.36%
Dividend yield	4.09%	4.45%
Expected life of the option	3.5 years	3.5 years
Volatility factor	49.2%	42.5%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2014 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2014, the Company issued 109,763 shares of common stock and received net proceeds of $341,000 in connection with the exercise of employee stock options.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2013. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2014 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2013	988,215	$2.24
Options granted	122,903	$6.84
Options exercised	(109,763)	$3.12
Options canceled or expired	(1,836)	$4.05
Options outstanding at January 31, 2014	999,519	$2.70
Options exercisable at January 31, 2014	658,978	$1.78
Options vested and expected to vest at January 31, 2014	989,331	$2.67

Weighted average remaining contractual life of options outstanding as of January 31, 2014: 4.83 years

Weighted average remaining contractual life of options exercisable as of January 31, 2014: 4.91 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2014: 4.83 years

Aggregate intrinsic value of options outstanding at January 31, 2014: $3.9 million

Aggregate intrinsic value of options exercisable at January 31, 2014: $3.2 million

Aggregate intrinsic value of options vested and expected to vest at January 31, 2014: $3.2 million

As of January 31, 2014, $380,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 2.96 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2014, the Company granted each of its three non-employee directors 7,860 options. The number of stock options granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black Scholes model ($1.91 per share). These options vest ratably over fiscal year 2014.

Stock option expense

During the three months ended January 31, 2014 and 2013, stock-based compensation expense totaled $47,000 and $33,000, respectively. For the three months ended January 31, 2014 and 2013, stock-based compensation classified in cost of sales amounted to $9,000 and $9,000, respectively, and stock-based compensation classified in selling and general expense amounted to $38,000 and $24,000, respectively.

Note 6 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2014, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $12.4 million.

One customer accounted for approximately 35% and 53% of the Company’s net sales for the three month periods ended January 31, 2014 and 2013, respectively. At January 31, 2014 and October 31, 2013, this customer’s account receivable balance accounted for approximately 24% and 27%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line accounted for $1.1 million or 18% of net sales and $3.6 million or 34% of net sales for the three months ended January 31, 2014 and 2013, respectively. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the product at any time. A reduction, delay or cancellation of orders for this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 7 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company currently has three segments - RF Connector and Cable Assembly, Cables Unlimited and Medical Cabling and Interconnector based upon this evaluation. During 2013, the Company disposed of its RF Wireless segment.

  The RF Connector and Cable Assembly segment is comprised of two divisions, whereas the Cables Unlimited segment and the Medical Cabling and Interconnector segment are each comprised of one division. The three divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited and Bioconnect. The other division aggregated into the RF Connector and Cable Assembly segment has similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

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

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. Effective beginning with the second quarter of 2013, the Company changed its measurement of segment profit or loss whereby certain corporate costs, previously attributed to the RF Connector and Cable Assembly segment, have been allocated to each of the segments. Certain amounts in the 2013 segment tables have been reclassified to conform to the 2014 presentation to reflect all segment information on a comparable basis. Additionally, with the sale and discontinuation of the RF Neulink and RadioMobile divisions during 2013, the segment information has been adjusted as these divisions are reflected within discontinued operations. Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2014 and 2013 (in thousands):

	Three Months Ended January 31,
	2014	2013

United States	$5,448	$9,436
Foreign Countries:
Canada	102	148
Israel	65	97
Mexico	122	191
All Other	113	24
	402	460

Totals	$5,850	$9,896

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended January 31, 2014 and 2013 are as follows (in thousands):

	RF Connector		Medical
	and	Cables	Cabling and
	Cable Assembly	Unlimited	Interconnector	Corporate	Total
2014
Net sales	$2,972	$2,127	$751	$-	$5,850
Income (loss) from continuing operations before provision for income taxes	368	(167)	140	5	346
Depreciation and amortization	49	92	8	-	149

2013
Net sales	$3,817	$5,392	$687	$-	$9,896
Income from continuing operations before provision for income taxes	551	1,312	157	1	2,021
Depreciation and amortization	32	86	40	1	159

Note 8 -Income tax provision

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

The provision for income taxes was 24% and 28% of income from continuing operations before income taxes for the three months ended January 31, 2014 and 2013, respectively. The decrease in the effective income tax rate from period to period was primarily driven by a decrease in the rate resulting from the reversal of cumulative compensation expense related to disqualifying disposition of incentive stock options.

The total amount of unrecognized tax benefits was $0 as of January 31, 2014 and October 31, 2013. The gross liability for income taxes related to unrecognized tax benefits, if any, is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of January 31, 2014 and October 31, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended January 31, 2014 and 2013.

Note 9 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	January 31, 2014	October 31, 2013
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(105)	(95)
	95	105

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(473)	(428)
	1,257	1,302

Totals	$1,352	$1,407

Non-amortizable intangible assets:
Trademarks	$410	$410

Note 10 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2014	October 31, 2013

Wages payable	$651	$1,188
Accrued receipts	426	376
Other current liabilities	101	177

Totals	$1,178	$1,741

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 11 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended January 31, 2014 for a total of $570,000. The Company paid dividends of $0.10 per share during the three months ended January 31, 2013 for a total of $700,000.

Note 12- Legal proceedings

On May 24, 2013, a former employee of the Company filed a complaint with the San Diego, California office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The complaint alleges that the former employee was terminated in November 2012 in retaliation for making disclosures relating to fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint does not seek any specified amount of damages, but does seek various forms of relief, including the following: Reinstatement of the former employee’s employment, or in the alternative, an award for lost future wages, benefits and pension; back pay and bonuses; compensatory monetary damages in an amount to be determined; reasonable attorney’s fees; and all costs of litigation. The Company disputes the employee’s claims. The lawsuit is currently ongoing and is being defended by the Company’s insurance carrier’s appointed law firm under the Company’s employment practices liability insurance policy.

Note 13 - Subsequent events

At its March 7, 2014 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on April 15, 2014 to stockholders of record on March 30, 2014.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2013 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U. S. GAAP”). U.S. GAAP requires the Company to make certain estimates and judgments that may affect the financial statements. One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at their weighted average cost. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

Another accounting policy that involves significant judgments and estimates is our accounts receivable allowance valuation, which requires us to make estimates about matters that are inherently uncertain. The Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of non-amortizable intangible assets for impairments. We review our non-amortizable intangible asset for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of goodwill for impairment, which requires us to make assumptions and judgments regarding expected future cash flows. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

The Company uses the Black-Scholes model to value stock option grants. This valuation is affected by the Company’s stock price as well as assumptions regarding a number of inputs which involve significant judgments and estimates. These inputs include the expected term of employee stock options, the expected volatility of the stock price, the risk-free interest rate and expected dividends.

 Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. The Company’s connectivity solutions are used across diversified, high growth markets including wireless carriers and infrastructure and medical and industrial companies.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. The Company does not, however, currently have any commercial banking arrangements providing for loans, credit facilities or similar matters should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of January 31, 2014, the Company had cash and cash equivalents equal to $12.8 million.

·	As of January 31, 2014, the Company had $22.6 million in current assets and $1.8 million in current liabilities.

·	As of January 31, 2014, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

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

The Company generated cash from operating activities of $898,000 during the three months ended January 31, 2014 primarily due to net income of $265,000 for the three months ended January 31, 2014 and $685,000 for changes in operating assets and liabilities, which were offset by excess tax benefit from stock-based compensation of $237,000 and other non-cash charges of $185,000.

As of January 31, 2014, the Company had a total of $12.8 million of cash and cash equivalents compared to a total of $11.9 million of cash and cash equivalents as of October 31, 2013. As of January 31, 2014, the Company had working capital of $20.8 million and a current ratio of approximately 12:1.

Results of Operations

Three Months Ended January 31, 2014 vs. Three Months Ended January 31, 2013

Net sales for the three months ended January 31, 2014 (the “fiscal 2014 quarter”) decreased by 41% or $4.0 million to $5.9 million from $9.9 million for the three months ended January 31, 2013 (the “fiscal 2013 quarter”) primarily due to a significant decrease in net sales at the Company’s Cables Unlimited segment. The Cables Unlimited segment generated $2.1 million of sales in the fiscal 2014 quarter, a decrease of $3.3 million or 61%, over the fiscal 2013 quarter. Most of the revenues generated by Cables Unlimited in both the fiscal 2013 quarter and the fiscal 2014 quarter were generated by the sale of a single line of new cabling products. The decrease in net sales at Cables Unlimited was primarily due to a decline in demand for this new line of cabling products. Orders for Cables Unlimited’s new cabling product are primarily dependent upon the number of cellular telephone sites that are being retrofitted for 4G technologies and, to a lesser extent, on the availability of other competing products.  Accordingly, the future demand for this product cannot be accurately estimated. Also contributing to the overall decrease in sales during the fiscal 2014 quarter was a decrease in sales of $845,000 or 22% at the RF Connector and Cable Assembly segment, which generated sales of $3.0 million during the fiscal 2014 quarter compared to $3.8 million during the fiscal 2013 quarter. The decrease in net sales at the RF Connector and Cable Assembly segment is attributable to an industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnector segment generated revenues of $751,000, an increase of $64,000 or 9% over the prior comparable period. The increase in medical cabling revenue was due to increased sales from existing customers.

The Company’s gross profit as a percentage of sales decreased by 2% to 44% during the fiscal 2014 quarter compared to 46% in the fiscal 2013 quarter primarily due to a decline in gross margins at the Cables Unlimited segment. Gross margins for the Cables Unlimited products decreased primarily due to certain fixed manufacturing costs spread over a lower revenue base, as well as lower pricing due to increased competition and a change in customers. This decrease was partially offset by increases at the RF Connector and Cable Assembly and the Medical Cabling and Interconnector segments during the fiscal 2014 quarter due to increased efficiencies.

Engineering expenses decreased $33,000 or 11% in the fiscal 2014 quarter to $256,000 compared to $289,000 in the fiscal 2013 quarter due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $271,000, or 12%, in the fiscal 2014 quarter to $2.0 million from $2.3 million in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses was primarily because the fiscal 2013 quarter included lump-sum bonus payments to senior management, as well as increased legal and consulting fees during the fiscal 2013 quarter in connection with the termination and replacement of an employee.

The provision for income taxes during the fiscal 2014 quarter was $82,000 (or an effective tax rate of approximately 24%), compared to $564,000 in the fiscal quarter 2013 (or an effective tax rate of approximately 28%). The significant decrease in the fiscal 2014 quarter provision for tax is due to the significantly lower income before provision for income taxes during the period. Additionally, the reduction in the effective tax rate is attributable to the impact of the tax benefit to the Company of disqualifying incentive stock option dispositions during the fiscal 2014 quarter, which result in a tax deduction to the Company. Management believes that this trend may not continue for the remainder of fiscal year 2014 and, accordingly, anticipates that the effective tax rate will increase.

Income from discontinued operations, net of tax, during the fiscal 2014 quarter was $1,000 compared to $25,000 in the fiscal 2013 quarter. During fiscal 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Nothing to report.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

 Nothing to report.

Item 6. Exhibits

Exhibit
Number
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated March 13, 2014 announcing the financial results for the fiscal quarter ended January 31, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 13, 2014	By:	/s/ Howard F. Hill
Howard F. Hill
Chief Executive Officer

Date: March 13, 2014	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

