Form 10-Q
period 2014-04-30
R F INDUSTRIES LTD
filed 2014-06-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 5, 2014 was 8,242,892.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,416	$11,881
Trade accounts receivable, net of allowance for doubtful accounts of $67 and $103	2,691	3,160
Inventories	5,574	5,995
Other current assets	687	1,552
Deferred tax assets	322	322
TOTAL CURRENT ASSETS	22,690	22,910

Property and equipment:
Equipment and tooling	2,547	2,500
Furniture and office equipment	771	759
	3,318	3,259
Less accumulated depreciation	2,390	2,206
Total property and equipment	928	1,053

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,297	1,407
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	21	30
TOTAL ASSETS	$28,489	$28,953

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2014	2013
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$307	$792
Accrued expenses	1,154	1,741
Customer deposit	52	51
TOTAL CURRENT LIABILITIES	1,513	2,584

Deferred tax liabilities	950	950
TOTAL LIABILITIES	2,463	3,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,242,892 and 8,075,124 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	82	81
Additional paid-in capital	16,715	15,706
Retained earnings	9,229	9,632
TOTAL STOCKHOLDERS' EQUITY	26,026	25,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,489	$28,953

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Net sales	$5,764	$8,847	$11,614	$18,742
Cost of sales	3,012	4,895	6,280	10,225

Gross profit	2,752	3,952	5,334	8,517

Operating expenses:
Engineering	214	204	470	399
Selling and general	1,775	1,944	3,762	4,296
Totals	1,989	2,148	4,232	4,695

Operating income	763	1,804	1,102	3,822

Other income – interest	7	6	14	8

Income from continuing operations before provision for income taxes	770	1,810	1,116	3,830

Provision for income taxes	310	522	393	1,085

Income from continuing operations	460	1,288	723	2,745

Income (loss) from discontinued operations, net of tax	18	(110)	19	(85)

Net income	$478	$1,178	$742	$2,660

Earnings per share
Basic
Continuing operations	$0.06	$0.17	$0.09	$0.37
Discontinued operations	0.00	(0.02)	0.00	(0.01)
Net income per share	$0.06	$0.15	$0.09	$0.36

Earnings per share
Diluted
Continuing operations	$0.05	$0.15	$0.08	$0.33
Discontinued operations	0.00	(0.01)	0.00	(0.01)
Net income per share	$0.05	$0.14	$0.08	$0.32

Weighted average shares outstanding
Basic	8,208,278	7,610,309	8,175,376	7,337,101
Diluted	8,746,358	8,461,544	8,789,752	8,249,455

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$742	$2,660
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(29)	17
Accounts receivable write-off	4	-
Depreciation and amortization	294	320
Stock-based compensation expense	271	107
Excess tax benefit from stock-based compensation	(277)	(458)
Changes in operating assets and liabilities:
Trade accounts receivable	494	160
Inventories	421	(327)
Other current assets	865	(6)
Other long-term assets	9	3
Accounts payable	(485)	(747)
Customer deposit	1	51
Income taxes prepaid (payable)	277	(144)
Accrued expenses	(587)	123
Other long-term liabilities	-	(10)
Net cash provided by operating activities	2,000	1,749

INVESTING ACTIVITIES:
Capital expenditures	(59)	(63)
Net cash used in investing activities	(59)	(63)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	462	2,094
Excess tax benefit from exercise of stock options	277	458
Dividends paid	(1,145)	(1,244)
Net cash (used in) provided by financing activities	(406)	1,308

Net increase in cash and cash equivalents	1,535	2,994

Cash and cash equivalents, beginning of period	11,881	5,492

Cash and cash equivalents, end of period	$13,416	$8,486

Supplemental cash flow information – income taxes paid	$-	$1,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2013 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2013 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2013 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013.

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the three and six months ended April 30, 2014, the Company recognized approximately $9,000 and $14,000, respectively, of royalty income related to the RF Neulink Agreement, which amounts have been included within discontinued operations. For the three and six months ended April 30, 2014, the Company recognized approximately $30,000 and $33,000, respectively, of royalty income related to the RadioMobile Agreement, which amounts have been included within discontinued operations.

The following summarized financial information related to the RF Neulink and RadioMobile divisions is segregated from continuing operations and reported as discontinued operations for the three and six months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Royalties	$39	$-	$47	$-
Net sales	-	315	-	928
Total revenue	39	315	47	928

Cost of sales	-	208	-	450
Gross profit	39	107	47	478

Operating expenses	7	280	13	609
Operating income (loss)	32	(173)	34	(131)
Provision (benefit) for income taxes	14	(63)	15	(46)
Income (loss) from discontinued operations, net of tax	$18	$(110)	$19	$(85)

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2014	October 31, 2013

Raw materials and supplies	$1,749	$1,913
Work in process	18	15
Finished goods	3,807	4,067

Totals	$5,574	$5,995

Purchases of inventory from three major vendors during the six months ended April 30, 2014 represented 18%, 13% and 10% of total inventory purchases compared to 35%, 17% and 10% of total inventory purchases for the same period in 2013. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 228,903 and 23,279 for the three months ended April 30, 2014 and 2013, and 228,069 and 161,559 for the six months ended April 30, 2014 and 2013, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Weighted average shares outstanding for basic earnings per share	8,208,278	7,610,309	8,175,376	7,337,101

Add effects of potentially dilutive securities-assumed exercise of stock options	538,080	851,235	614,376	912,354

Weighted average shares outstanding for diluted earnings per share	8,746,358	8,461,544	8,789,752	8,249,455

 Note 5 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the six months ended April 30, 2014 generally vest and are exercisable equally over three years and expire in five years from date of grant. During the six months ended April 30, 2014, the Company granted a total of 205,323 incentive stock options to Company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors stock options granted by the Company during the six months ended April 30, 2014 and 2013 was estimated to be $1.99 and $1.12 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Risk-free interest rate	1.11%	0.36%
Dividend yield	4.38%	4.17%
Expected life of the option	5.0 years	3.5 years
Volatility factor	52.9%	42.9%

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

Issuances of common stock by the Company

During the six months ended April 30, 2014, the Company issued 167,768 shares of common stock and received net proceeds of $462,000 in connection with the exercise of employee stock options.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2013. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2014 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2013	988,215	$2.24
Options granted	228,903	$6.39
Options exercised	(167,768)	$2.76
Options canceled or expired	(67,503)	$2.10
Options outstanding at April 30, 2014	981,847	$3.13
Options exercisable at April 30, 2014	651,868	$1.88
Options vested and expected to vest at April 30, 2014	974,699	$3.10

Weighted average remaining contractual life of options outstanding as of April 30, 2014: 5.04 years

Weighted average remaining contractual life of options exercisable as of April 30, 2014: 4.75 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2014: 5.05 years

Aggregate intrinsic value of options outstanding at April 30, 2014: $3.0 million

Aggregate intrinsic value of options exercisable at April 30, 2014: $2.8 million

Aggregate intrinsic value of options vested and expected to vest at April 30, 2014: $3.0 million

As of April 30, 2014, $495,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.55 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the six months ended April 30, 2014, the Company granted each of its three non-employee directors 7,860 options. The number of stock options granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black Scholes model ($1.91 per share). These options vest ratably over fiscal year 2014.

Stock option expense

During the six months ended April 30, 2014 and 2013, stock-based compensation expense totaled $271,000 and $107,000, respectively. During the three months ended April 30, 2014 and 2013, stock-based compensation expense totaled $224,000 and $74,000, respectively. For the six months ended April 30, 2014 and 2013, stock-based compensation classified in cost of sales amounted to $30,000 and $25,000, respectively, and stock-based compensation classified in selling and general expense amounted to $241,000 and $82,000, respectively.

Note 6 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2014, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $12.3 million.

One customer accounted for approximately 33% and 52% of the Company’s net sales for the six month periods ended April 30, 2014 and 2013, respectively. This same customer accounted for approximately 30% and 50% of the Company’s net sales for the three months ended April 30, 2014 and 2013, respectively. At April 30, 2014 and October 31, 2013, this customer’s account receivable balance accounted for approximately 24% and 27%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line accounted for $399,000 or 7% of net sales and $1.5 million or 13% of net sales for the three and six months ended April 30, 2014, respectively. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the product at any time. A reduction, delay or cancellation of orders for this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 7 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company currently has three segments - RF Connector and Cable Assembly, Cables Unlimited and Medical Cabling and Interconnector based upon this evaluation. During fiscal 2013, the Company disposed of its RF Wireless segment.

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

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. Effective beginning with the second quarter of fiscal 2013, the Company changed its measurement of segment profit or loss whereby certain corporate costs, previously attributed to the RF Connector and Cable Assembly segment, have been allocated to each of the segments. Certain amounts in the fiscal 2013 segment tables have been reclassified to conform to the fiscal 2014 presentation to reflect all segment information on a comparable basis. Additionally, with the sale and discontinuation of the RF Neulink and RadioMobile divisions during fiscal 2013, the segment information has been adjusted as these divisions are reflected within discontinued operations. Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

United States	$5,314	$8,517	$10,762	$17,952
Foreign Countries:
Canada	107	132	209	280
Israel	157	51	222	148
Mexico	136	87	258	278
All Other	50	60	163	84
	450	330	852	790

Totals	$5,764	$8,847	$11,614	$18,742

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended April 30, 2014 and 2013 are as follows (in thousands):

	RF Connector		Medical
	and	Cables	Cabling and
	Cable Assembly	Unlimited	Interconnector	Corporate	Total
2014
Net sales	$3,312	$1,740	$712	$-	$5,764
Income (loss) from continuing operations before provision for income taxes	590	(19)	193	6	770
Depreciation and amortization	47	91	7	-	145

2013
Net sales	$3,567	$4,450	$830	$-	$8,847
Income from continuing operations before provision for income taxes	636	934	239	1	1,810
Depreciation and amortization	61	87	11	2	161

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the six months ended April 30, 2014 and 2013 are as follows (in thousands):

	RF Connector		Medical
	and	Cables	Cabling and
	Cable Assembly	Unlimited	Interconnector	Corporate	Total
2014
Net sales	$6,284	$3,867	$1,463	$-	$11,614
Income (loss) from continuing operations before provision for income taxes	958	(186)	333	11	1,116
Depreciation and amortization	96	183	15	-	294

2013
Net sales	$7,384	$9,842	$1,516	$-	$18,742
Income from continuing operations before provision for income taxes	1,187	2,246	395	2	3,830
Depreciation and amortization	122	172	22	4	320

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

The provision for income taxes was 40.3% and 28.8% of income from continuing operations before income taxes for the three months ended April 30, 2014 and 2013, respectively, and 35.2% and 28.3% of income from continuing operations before income taxes for the six months ended April 30, 2014 and 2013, respectively. The change in the effective income tax rate from period to period was primarily driven by changes in the rate resulting from the reversal of cumulative compensation expense related to disqualifying disposition of incentive stock options under ASC 718.

The total amount of unrecognized tax benefits was $0 as of April 30, 2014 and October 31, 2013. The gross liability for income taxes related to unrecognized tax benefits, if any, is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of April 30, 2014 and October 31, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and six months ended April 30, 2014 and 2013.

Note 9 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	April 30, 2014	October 31, 2013
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(115)	(95)
	85	105

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(518)	(428)
	1,212	1,302

Totals	$1,297	$1,407

Non-amortizable intangible assets:
Trademarks	$410	$410

 Note 10 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2014	October 31, 2013

Wages payable	$534	$1,188
Accrued receipts	535	376
Other current liabilities	85	177

Totals	$1,154	$1,741

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 11 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at the reference rate, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of April 30, 2014, no amounts were outstanding under the LOC.

Note 12 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of April 30, 2014, minimum lease payments under this lease totaled $684,000.

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended April 30, 2014 and January 31, 2014 for a total of $1.1 million. The Company paid dividends of $0.07 per share during the three months ended April 30, 2013 and $0.10 per share during the three months ended January 31, 2013 for a total of $1.2 million during the six months ended April 30, 2013.

Note 14 – Stock Repurchase Program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of April 30, 2014, no shares had been repurchased pursuant to the program.

Note 15 - Subsequent events

At its June 6, 2014 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on July 15, 2014 to stockholders of record on June 30, 2014.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U. S. GAAP”). U.S. GAAP requires the Company to make certain estimates and judgments that may affect the financial statements. One of the accounting policies that involves significant judgments and estimates concerns our inventory valuation. Inventories are valued at their weighted average cost. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories represent a significant portion of our total assets, any material reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. The Company’s connectivity solutions are used across diversified, high growth markets including wireless carriers and infrastructure and medical and industrial companies. The Company’s Cables Unlimited subsidiary designs, develops and manufactures custom connectivity solutions for special projects. Accordingly, Cables Unlimited’s revenues fluctuate with the demand for its custom products.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of April 30, 2014, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of April 30, 2014, the Company had cash and cash equivalents equal to $13.4 million.

·	As of April 30, 2014, the Company had $22.7 million in current assets and $1.5 million in current liabilities.

·	As of April 30, 2014, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses, customer deposits and income taxes payable).

The Company does not anticipate needing material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition and recent operating results, as well as access to its line of credit, the Company would be able to finance its expansion, if necessary.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of April 30, 2014, no shares have been repurchased pursuant to this program.

The Company generated cash from operating activities of $2.0 million during the six months ended April 30, 2014 primarily due to net income of $742,000 for the six months ended April 30, 2014, $995,000 for changes in operating assets and liabilities and other non-cash charges of $540,000, which were offset by excess tax benefit from stock-based compensation of $277,000.

As of April 30, 2014, the Company had a total of $13.4 million of cash and cash equivalents compared to a total of $11.9 million of cash and cash equivalents as of October 31, 2013. As of April 30, 2014, the Company had working capital of $21.2 million and a current ratio of approximately 15:1.

Results of Operations

Three Months Ended April 30, 2014 vs. Three Months Ended April 30, 2013

Net sales for the three months ended April 30, 2014 (the “fiscal 2014 quarter”) decreased by 35% or $3.1 million to $5.8 million from $8.8 million for the three months ended April 30, 2013 (the “fiscal 2013 quarter”) primarily due to a significant decrease in net sales at the Company’s Cables Unlimited segment. The Cables Unlimited segment generated $1.7 million of sales in the fiscal 2014 quarter, a decrease of $2.7 million or 61%, compared to the fiscal 2013 quarter. Most of the revenues generated by Cables Unlimited in the fiscal 2013 quarter were generated by the sale of a single line of new cabling products that Cables Unlimited developed to address the needs of some telecommunications companies. The decrease in net sales at Cables Unlimited during the fiscal 2014 quarter was primarily due to a decline in demand for this project based line of cabling products. Orders for Cables Unlimited’s new cabling product are primarily dependent upon the number of cellular telephone sites that are being retrofitted for 4G technologies and, to a lesser extent, on the availability of other competing products. Accordingly, the future demand for this product will depend upon the number of cell site upgrades and, therefore, cannot be accurately estimated. Also contributing to the overall decrease in sales during the fiscal 2014 quarter was a decrease in sales of $255,000 or 7% at the RF Connector and Cable Assembly segment, which generated sales of $3.3 million during the fiscal 2014 quarter compared to $3.6 million during the fiscal 2013 quarter. The decrease in net sales at the RF Connector and Cable Assembly segment is attributable to an industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnector segment generated revenues of $712,000, a decrease of $119,000 or 14% over the prior comparable period. The decrease in medical cabling revenue was due to decreased sales from a significant existing customer. Due to the slowdown in orders from this significant customer for the Medical Cabling and Interconnector segment, the Company expects a decline in revenues at this segment in subsequent quarters.

The Company’s gross profit as a percentage of sales increased by 3% to 48% during the fiscal 2014 quarter compared to 45% in the fiscal 2013 quarter primarily as a result of a change in the product mix. Gross margins at the Cables Unlimited segment typically are lower than in the RF Connector and Cable Assembly segment. Accordingly, as net sales decreased at Cables Unlimited, a proportionately larger portion of sales was generated by the RF Connector and Cable Assembly segment, which typically operates at a higher gross margin compared to the other segments.

Engineering expenses remained relatively consistent in the fiscal 2014 quarter at $214,000 compared to $204,000 in the fiscal 2013 quarter. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $169,000, or 9%, in the fiscal 2014 quarter to $1.8 million from $1.9 million in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses was primarily due to lower compensation and benefits expense in connection with a decrease in headcount experienced during the fiscal 2014 quarter, which was partially offset by increased stock-based compensation expense related to the acceleration of certain stock options of a former employee.

The provision for income taxes during the fiscal 2014 quarter was $310,000 (or an effective tax rate of approximately 40%), compared to $522,000 in the fiscal quarter 2013 (or an effective tax rate of approximately 29%). The significant decrease in the fiscal 2014 quarter provision for tax is due to the significantly lower income before provision for income taxes during the period. Additionally, the change in the effective tax rate is attributable to changes in the rate resulting from the reversal of cumulative compensation expense related to disqualifying dispositions of incentive stock options.

Income from discontinued operations, net of tax, during the fiscal 2014 quarter was $18,000 compared to a loss from discontinued operations, net of tax, of $110,000 in the fiscal 2013 quarter. During fiscal 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. During the fiscal 2013 quarter, these discontinued divisions incurred losses from operations; however, these divisions are no longer owned by the Company, but the Company continues to generate royalties in connection with the sale of these divisions.

Six Months Ended April 30, 2014 vs. Six Months Ended April 30, 2013

Net sales for the six months ended April 30, 2014 decreased by 38% or $7.1 million to $11.6 million from $18.7 million for the six months ended April 30, 2013 primarily due to a significant decrease in net sales at the Company’s Cables Unlimited segment and, to a lesser extent, to a decrease in net sales in the other two segments. The Cables Unlimited segment generated $3.9 million of sales for the six months ended April 30, 2014, a decrease of $6.0 million or 61%, from the prior year’s comparable period. Most of the revenues generated by Cables Unlimited during the six months ended April 30, 2013 were generated by the sale of a single line of new cabling products. The decrease in net sales at Cables Unlimited was primarily due to a decline in demand for this new line of cabling products. Also contributing to the overall decrease in sales during the six months ended April 30, 2014 was a decrease in sales of $1.1 million or 15% at the RF Connector and Cable Assembly segment, which generated sales of $6.3 million during the six months ended April 30, 2014 compared to $7.4 million during the prior year comparable period. The decrease in net sales at the RF Connector and Cable Assembly segment is attributable to an industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnector segment had revenues of $1.5 million, a decrease of $54,000 or 4% over the prior comparable period. The decrease in medical cabling revenue was due to decreased sales from a significant existing customer.

The Company’s gross profit as a percentage of sales increased slightly by 1% to 46% during the six months ended April 30, 2014 compared to 45% in the comparable prior year period primarily as a result of a change in the product mix with a larger portion of sales coming from the RF Connector and Cable Assembly segment, which typically operates at a higher gross margin compared to the other segments. The overall increase in gross margins due to the change in product mix was partially offset by a decrease in gross margins for the Cables Unlimited products resulting from certain fixed manufacturing costs spread over a lower revenue base, as well as lower pricing due to increased competition and a change in customers.

Engineering expenses increased $71,000 or 18% during the six months ended April 30, 2014 to $470,000 compared to $399,000 during the comparable prior year period due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $534,000, or 12%, during the six months ended April 30, 2014 to $3.8 million from $4.3 million in the comparable prior year period. The decrease in selling and general expenses was primarily due to lower compensation and benefits expense as a result of a decrease in headcount during fiscal 2014. In addition, the six months ended April 30, 2013 included lump-sum bonus payments to senior management and increased legal and consulting fees in connection with the termination and replacement of an employee. These decreases in selling and general expenses were partially offset by increased stock-based compensation expense during fiscal 2014 related to the acceleration of certain stock options to a former employee.

The provision for income taxes during the six months ended April 30, 2014 was $393,000 (or an effective tax rate of approximately 35%), compared to $1.1 million in the comparable prior year period (or an effective tax rate of approximately 28%). The significant decrease in the provision for tax for the six months ended April 30, 2014 is due to the significantly lower income before provision for income taxes during the period. Additionally, the change in the effective tax rate is attributable to changes in the rate resulting from the reversal of cumulative compensation expense related to disqualifying dispositions of incentive stock options.

Income from discontinued operations, net of tax, during the six months ended April 30, 2014 was $19,000 compared to a loss from discontinued operations, net of tax, of $85,000 during the six months ended April 30, 2013. During fiscal 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. During the six months ended April 30, 2014, these discontinued divisions incurred losses from operations; however, these divisions are no longer owned by the Company, but the Company continues to generate royalties in connection with the sale of these divisions.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated June 12, 2014 announcing the financial results for the quarter ended April 30, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 12, 2014	By:	/s/ Howard F. Hill
Howard F. Hill
President and Chief Executive Officer

Date: June 12, 2014	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

