Form 10-Q
period 2014-07-31
R F INDUSTRIES LTD
filed 2014-09-11
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 5, 2014 was 8,260,307.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,237	$11,881
Trade accounts receivable, net of allowance for doubtful accounts of $58 and $103	2,589	3,160
Inventories	5,612	5,995
Other current assets	610	1,552
Deferred tax assets	322	322
TOTAL CURRENT ASSETS	23,370	22,910

Property and equipment:
Equipment and tooling	2,564	2,500
Furniture and office equipment	790	759
	3,354	3,259
Less accumulated depreciation	2,471	2,206
Total property and equipment	883	1,053

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,241	1,407
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	21	30
TOTAL ASSETS	$29,068	$28,953

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2014	2013
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$697	$792
Accrued expenses	1,475	1,741
Customer deposit	12	51
TOTAL CURRENT LIABILITIES	2,184	2,584

Deferred tax liabilities	950	950
TOTAL LIABILITIES	3,134	3,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,260,307 and 8,075,124 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	83	81
Additional paid-in capital	16,828	15,706
Retained earnings	9,023	9,632
TOTAL STOCKHOLDERS' EQUITY	25,934	25,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,068	$28,953

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Net sales	$5,536	$9,478	$17,150	$28,220
Cost of sales	3,048	5,530	9,328	15,755

Gross profit	2,488	3,948	7,822	12,465

Operating expenses:
Engineering	228	200	697	599
Selling and general	1,632	1,987	5,395	6,283
Totals	1,860	2,187	6,092	6,882

Operating income	628	1,761	1,730	5,583

Other income – interest	7	5	22	13

Income from continuing operations before provision for income taxes	635	1,766	1,752	5,596
Provision for income taxes	277	489	670	1,574

Income from continuing operations	358	1,277	1,082	4,022

Income (loss) from discontinued operations, net of tax	14	(360)	32	(445)

Net income	$372	$917	$1,114	$3,577

Earnings per share - Basic:

Continuing operations	$0.05	$0.16	$0.14	$0.54
Discontinued operations	0.00	(0.04)	0.00	(0.06)
Net income per share	$0.05	$0.12	$0.14	$0.48

Earnings per share - Diluted:

Continuing operations	$0.04	$0.15	$0.13	$0.48
Discontinued operations	0.00	(0.04)	0.00	(0.05)
Net income per share	$0.04	$0.11	$0.13	$0.43

Weighted average shares outstanding:
Basic	8,250,042	7,798,608	8,200,476	7,492,137
Diluted	8,718,656	8,559,635	8,763,593	8,362,978

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$1,114	$3,577
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(36)	61
Accounts receivable write-off	5	-
Depreciation and amortization	445	481
Stock-based compensation expense	323	161
Excess tax benefit from stock-based compensation	(277)	(482)
Changes in operating assets and liabilities:
Trade accounts receivable	602	1,564
Inventories	383	(326)
Other current assets	942	135
Other long-term assets	9	5
Accounts payable	(95)	(496)
Customer deposit	(39)	51
Income taxes prepaid (payable)	277	(25)
Accrued expenses	(266)	(173)
Other long-term liabilities	-	(15)
Net cash provided by operating activities	3,387	4,518

INVESTING ACTIVITIES:
Capital expenditures	(109)	(145)
Net cash used in investing activities	(109)	(145)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	524	2,225
Excess tax benefit from exercise of stock options	277	482
Dividends paid	(1,723)	(1,790)
Net cash (used in) provided by financing activities	(922)	917

Net increase in cash and cash equivalents	2,356	5,290

Cash and cash equivalents, beginning of period	11,881	5,492

Cash and cash equivalents, end of period	$14,237	$10,782

Supplemental cash flow information

Income taxes paid	$-	$1,264
Write off of fully depreciated fixed assets	$14	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2013 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2013 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2013 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine month periods ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013.

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

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the three and nine months ended July 31, 2014, the Company recognized approximately $2,000 and $16,000, respectively, of royalty income related to the RF Neulink Agreement, which amounts have been included within discontinued operations. For the three and nine months ended July 31, 2014, the Company recognized approximately $21,000 and $53,000, respectively, of royalty income related to the RadioMobile Agreement, which amounts have been included within discontinued operations.

The following summarized financial information related to the RF Neulink and RadioMobile divisions is segregated from continuing operations and reported as discontinued operations for the three and nine months ended July 31, 2014 and 2013 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Royalties	$23	$-	$69	$-
Net sales	-	181	-	1,110
Total revenue	23	181	69	1,110

Cost of sales	-	476	-	926
Gross profit (loss)	23	(295)	69	184

Operating expenses	4	304	17	913
Operating income (loss)	19	(599)	52	(729)
Provision (benefit) for income taxes	5	(239)	20	(284)
Income (loss) from discontinued operations, net of tax	$14	$(360)	$32	$(445)

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2014	October 31, 2013

Raw materials and supplies	$1,898	$1,913
Work in process	18	15
Finished goods	3,696	4,067

Totals	$5,612	$5,995

Purchases of inventory from three major vendors during the nine months ended July 31, 2014 represented 14%, 14% and 13% of total inventory purchases compared to 33%, 14% and 10% of total inventory purchases for the same period in 2013. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 252,182 and 21,177 for the three months ended July 31, 2014 and 2013, and 228,069 and 23,279 for the nine months ended July 31, 2014 and 2013, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Weighted average shares outstanding for basic earnings per share	8,250,042	7,798,608	8,200,476	7,492,137

Add effects of potentially dilutive securities-assumed exercise of stock options	468,614	761,027	563,117	870,841

Weighted average shares outstanding for diluted earnings per share	8,718,656	8,559,635	8,763,593	8,362,978

Note 5 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of incentive and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the nine months ended July 31, 2014 generally vest and are exercisable equally over three years and expire in five years from date of grant. During the nine months ended July 31, 2014, the Company granted incentive stock options for the purchase of a total of 205,323 shares to the Company’s employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors stock options granted by the Company during the nine months ended July 31, 2014 and 2013 was estimated to be $1.99 and $1.12 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Risk-free interest rate	1.11%	0.36%
Dividend yield	4.38%	4.17%
Expected life of the option	5.0 years	3.5 years
Volatility factor	52.9%	42.85%

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

Issuances of common stock by the Company

During the nine months ended July 31, 2014, the Company issued 185,183 shares of common stock and received net proceeds of $524,000 in connection with the exercise of employee stock options.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2013. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2014 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2013	988,215	$2.24
Options granted	228,903	$6.39
Options exercised	(185,183)	$2.83
Options canceled or expired	(67,503)	$2.10
Options outstanding at July 31, 2014	964,432	$3.12
Options exercisable at July 31, 2014	648,682	$1.91
Options vested and expected to vest at July 31, 2014	957,535	$3.10

Weighted average remaining contractual life of options outstanding as of July 31, 2014: 4.84 years

Weighted average remaining contractual life of options exercisable as of July 31, 2014: 4.53 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2014: 4.85 years

Aggregate intrinsic value of options outstanding at July 31, 2014: $2.4 million

Aggregate intrinsic value of options exercisable at July 31, 2014: $2.3 million

Aggregate intrinsic value of options vested and expected to vest at July 31, 2014: $2.4 million

As of July 31, 2014, $443,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.65 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the nine months ended July 31, 2014, the Company granted each of its three non-employee directors options to purchase 7,860 shares. The number of stock option shares granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black Scholes model ($1.91 per share). These options vest ratably over fiscal year 2014.

Stock option expense

During the nine months ended July 31, 2014 and 2013, stock-based compensation expense totaled $323,000 and $161,000, respectively. During the three months ended July 31, 2014 and 2013, stock-based compensation expense totaled $52,000 and $54,000, respectively. For the nine months ended July 31, 2014 and 2013, stock-based compensation classified in cost of sales amounted to $48,000 and $38,000, respectively, and stock-based compensation classified in selling and general expense amounted to $275,000 and $123,000, respectively.

Note 6 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2014, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $13.5 million.

One customer accounted for approximately 33% and 53% of the Company’s net sales for the nine month periods ended July 31, 2014 and 2013, respectively. This same customer accounted for approximately 34% and 55% of the Company’s net sales for the three months ended July 31, 2014 and 2013, respectively. At July 31, 2014 and October 31, 2013, this customer’s account receivable balance accounted for approximately 29% and 27%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line accounted for $388,000 or 7% of net sales and $1.8 million or 11% of net sales for the three and nine months ended July 31, 2014, respectively. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the product at any time. A reduction, delay or cancellation of orders for this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 7 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company currently has three segments - RF Connector and Cable Assembly, Cables Unlimited and Medical Cabling and Interconnector based upon this evaluation. During fiscal 2013, the Company disposed of its RF Wireless segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine months ended July 31, 2014 and 2013 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

United States	$5,148	$9,152	$15,897	$27,104
Foreign Countries:
Canada	91	159	310	439
Israel	65	62	287	210
Mexico	132	55	390	333
All Other	100	50	266	134
	388	326	1,253	1,116

Totals	$5,536	$9,478	$17,150	$28,220

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended July 31, 2014 and 2013 are as follows (in thousands):

	RF Connector		Medical
	and	Cables	Cabling and
	Cable Assembly	Unlimited	Interconnector	Corporate	Total
2014
Net sales	$3,375	$1,497	$664	$-	$5,536
Income (loss) from continuing operations before provision for income taxes	662	(199)	166	6	635
Depreciation and amortization	47	98	6	-	151

2013
Net sales	$3,164	$5,548	$766	$-	$9,478
Income from continuing operations before provision for income taxes	315	1,277	173	1	1,766
Depreciation and amortization	59	89	11	2	161

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the nine months ended July 31, 2014 and 2013 are as follows (in thousands):

	RF Connector		Medical
	and	Cables	Cabling and
	Cable Assembly	Unlimited	Interconnector	Corporate	Total
2014
Net sales	$9,659	$5,364	$2,127	$-	$17,150
Income (loss) from continuing operations before provision for income taxes	1,621	(385)	499	17	1,752
Depreciation and amortization	143	281	21	-	445

2013
Net sales	$10,548	$15,390	$2,282	$-	$28,220
Income from continuing operations before provision for income taxes	1,501	3,524	568	3	5,596
Depreciation and amortization	181	261	33	6	481

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

The provision for income taxes was 44% and 28% of income from continuing operations before income taxes for the three months ended July 31, 2014 and 2013, respectively, and 38% and 28% of income from continuing operations before income taxes for the nine months ended July 31, 2014 and 2013, respectively. The change in the effective income tax rate from period to period was primarily driven by changes in the rate resulting from the reversal of cumulative compensation expense related to disqualifying disposition of incentive stock options under ASC 718.

The total amount of unrecognized tax benefits was $0 as of July 31, 2014 and October 31, 2013. The gross liability for income taxes related to unrecognized tax benefits, if any, is included in other long-term liabilities in the Company's condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2014 and October 31, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and nine months ended July 31, 2014 and 2013.

Note 9 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	July 31, 2014	October 31, 2013
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(125)	(95)
	75	105

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(564)	(428)
	1,166	1,302

Totals	$1,241	$1,407

Non-amortizable intangible assets:
Trademarks	$410	$410

 Note 10 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2014	October 31, 2013

Wages payable	$559	$1,188
Accrued receipts	818	376
Other current liabilities	98	177

Totals	$1,475	$1,741

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 11 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of July 31, 2014, no amounts were outstanding under the LOC.

Note 12 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of July 31, 2014, the aggregate remaining minimum lease payments under this lease totaled $627,000.

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended July 31, 2014, April 30, 2014 and January 31, 2014 for a total of $1.7 million. The Company paid dividends of $0.07 per share during the three months ended July 31, 2013 and April 30, 2013 and $0.10 per share during the three months ended January 31, 2013 for a total of $1.8 million during the nine months ended July 31, 2013.

Note 14 - Stock Repurchase Program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of July 31, 2014, no shares had been repurchased pursuant to the program.

Note 15 - Subsequent events

At its September 5, 2014 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on October 15, 2014 to stockholders of record on September 30, 2014.

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

Another critical accounting policy that involves significant judgments and estimates is management’s assessment of non-amortizable intangible assets for impairments. We review our non-amortizable intangible assets for impairment annually in the fourth quarter at the reporting unit level. Each quarter, we also analyze whether any indicators of impairment exist.

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

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of July 31, 2014, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of July 31, 2014, the Company had cash and cash equivalents equal to $14.2 million.

·	As of July 31, 2014, the Company had $23.4 million in current assets and $2.2 million in current liabilities.

·	As of July 31, 2014, the Company had no outstanding indebtedness for borrowed funds.

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

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of July 31, 2014, no shares have been repurchased pursuant to this program.

The Company generated $2.4 million of cash primarily from operating activities of $3.4 million during the nine months ended July 31, 2014. The increase in cash from operating activities was primarily due to net income of $1.1 million, $1.8 million generated from operating assets and liabilities and other non-cash charges of $737,000, which were offset by excess tax benefit from stock-based compensation of $277,000. Additionally, the Company generated cash of $801,000 from the exercise of stock options inclusive of the related tax benefits from these exercises. These cash increases were partially offset by the payment of $1.7 million of dividends to its stockholders.

As of July 31, 2014, the Company had a total of $14.2 million of cash and cash equivalents compared to a total of $11.9 million of cash and cash equivalents as of October 31, 2013. As of July 31, 2014, the Company had working capital of $21.2 million and a current ratio of approximately 11:1.

Results of Operations

Three Months Ended July 31, 2014 vs. Three Months Ended July 31, 2013

Net sales for the three months ended July 31, 2014 (the “fiscal 2014 quarter”) decreased by 42% or $3.9 million to $5.5 million from $9.4 million for the three months ended July 31, 2013 (the “fiscal 2013 quarter”) primarily due to a significant decrease in net sales at the Company’s Cables Unlimited segment. The Cables Unlimited segment generated $1.5 million of sales in the fiscal 2014 quarter, a decrease of $4.0 million or 73%, compared to the fiscal 2013 quarter. Most of the revenues generated by Cables Unlimited in the fiscal 2013 quarter were generated by the sale of a single line of new cabling products that Cables Unlimited developed to address the needs of some telecommunications companies. The decrease in net sales at Cables Unlimited during the fiscal 2014 quarter was primarily due to a decline in demand for this project based line of cabling products. Orders for Cables Unlimited’s new cabling product are primarily dependent upon the number of cellular telephone sites that are being retrofitted for 4G technologies and, to a lesser extent, on the availability of other competing products. Accordingly, the future demand for this product will depend upon the number of cell site upgrades and, therefore, cannot be accurately estimated. The overall decrease in sales during the fiscal 2014 quarter was partially offset by an increase in sales of $211,000 or 7% at the RF Connector and Cable Assembly segment, which generated sales of $3.4 million during the fiscal 2014 quarter compared to $3.2 million during the fiscal 2013 quarter. The Medical Cabling and Interconnector segment generated revenues of $664,000 during the fiscal 2014 quarter, a decrease of $102,000 or 13% over the prior comparable period. The decrease in medical cabling revenue was due to decreased sales from a significant existing customer. Due to the slowdown in orders from this significant customer for the Medical Cabling and Interconnector segment, the Company expects a decline in revenues at this segment in subsequent quarters.

The Company’s gross profit as a percentage of sales increased by 3% to 45% during the fiscal 2014 quarter compared to 42% in the fiscal 2013 quarter primarily as a result of a change in the product mix. Gross margins at the Cables Unlimited segment typically are lower than in the RF Connector and Cable Assembly segment. Accordingly, as net sales decreased at Cables Unlimited, a proportionately larger portion of sales was generated by the RF Connector and Cable Assembly segment, which typically operates at a higher gross margin compared to the other segments.

Engineering expenses increased $28,000, or 14% in the fiscal 2014 quarter to $228,000 from $200,000 in the fiscal 2013 quarter. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $355,000, or 18%, in the fiscal 2014 quarter to $1.6 million from $2.0 million in the comparable quarter of the prior fiscal year. The decrease in selling and general expenses was primarily due a reduction in the number of the Company’s employees, which reductions were made in response to decreased sales in certain segments. The reduced number of employees lowered compensation and benefits expense during the current year. Selling and general expenses were higher in the fiscal 2013 quarter because of higher legal and consulting fees incurred in connection with the termination and replacement of an employee in that period.

The provision for income taxes during the fiscal 2014 quarter was $277,000 (or an effective tax rate of approximately 44%), compared to $489,000 in the fiscal quarter 2013 (or an effective tax rate of approximately 28%). The significant decrease in the fiscal 2014 quarter provision for tax is due to the significantly lower income before provision for income taxes during the period. However, the lower effective tax rate in the fiscal 2013 quarter is attributable to the larger tax benefits received by the Company in the 2013 period as a result of the high number of disqualifying dispositions of incentive stock options. The Company receives a tax deduction when its employees make disqualifying dispositions, which tax benefit is equal to the amount of ordinary income the employees recognize for the sale of their disqualifying incentive stock options.

Income from discontinued operations, net of tax, during the fiscal 2014 quarter was $14,000 compared to a loss from discontinued operations, net of tax, of $360,000 in the fiscal 2013 quarter. During fiscal 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. During the fiscal 2013 quarter, these discontinued divisions incurred losses from operations; however, these divisions are no longer owned by the Company, but the Company continues to generate royalties in connection with the sale of these divisions.

Nine Months Ended July 31, 2014 vs. Nine Months Ended July 31, 2013

Net sales for the nine months ended July 31, 2014 decreased by 39% or $11.0 million to $17.2 million from $28.2 million for the nine months ended July 31, 2013 primarily due to a significant decrease in net sales at the Company’s Cables Unlimited segment and, to a lesser extent, to a decrease in net sales in the other two segments. Cables Unlimited segment revenues decreased by $10.0 million, or 65%, in the nine months ended July 31, 2014, compared to the prior year period. Most of the revenues generated by Cables Unlimited during the nine months ended July 31, 2013 were generated by the sale of a single line of new cabling products. The decrease in net sales at Cables Unlimited was primarily due to a decline in demand for this new line of cabling products. Also contributing to the overall decrease in sales during the nine months ended July 31, 2014 was a decrease in sales of $889,000 or 8% at the RF Connector and Cable Assembly segment, which generated sales of $9.7 million during the nine months ended July 31, 2014 compared to $10.5 million during the prior year comparable period. The decrease in net sales at the RF Connector and Cable Assembly segment is attributable to an industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnector segment had revenues of $2.1 million, a decrease of $155,000 or 7% over the prior comparable period. The decrease in medical cabling revenue was due to decreased sales from a significant existing customer.

The Company’s gross profit as a percentage of sales increased slightly by 1% to 45% during the nine months ended July 31, 2014 compared to 44% in the comparable prior year period primarily as a result of a change in the product mix with a larger portion of sales coming from the RF Connector and Cable Assembly segment, which typically operates at a higher gross margin compared to the other segments. The overall increase in gross margins was partially offset by a decrease in gross margins for the Cables Unlimited products resulting from certain fixed manufacturing costs spread over a lower revenue base, as well as lower pricing due to increased competition and a change in customers.

Engineering expenses increased $98,000 or 16% during the nine months ended July 31, 2014 to $697,000 compared to $599,000 during the comparable prior year period due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $888,000, or 14%, during the nine months ended July 31, 2014 to $5.4 million from $6.3 million in the comparable prior year period. The decrease in selling and general expenses was primarily due to lower compensation and benefits expense as a result of a decrease in headcount during fiscal 2014. In addition, the nine months ended July 31, 2013 included lump-sum bonus payments to senior management and increased legal and consulting fees in connection with the termination and replacement of an employee. These decreases in selling and general expenses were partially offset by increased stock-based compensation expense during fiscal 2014 related to the acceleration of certain stock options to a former employee.

The provision for income taxes during the nine months ended July 31, 2014 was $670,000 (or an effective tax rate of approximately 38%), compared to $1.6 million in the comparable prior year period (or an effective tax rate of approximately 28%). The significant decrease in the provision for tax for the nine months ended July 31, 2014 is due to the significantly lower income before provision for income taxes during the period. However, the lower effective tax rate in the fiscal 2013 period is attributable to the larger tax benefits received by the Company in the 2013 period as a result of the high number of disqualifying dispositions of incentive stock options.

Income from discontinued operations, net of tax, during the nine months ended July 31, 2014 was $32,000 compared to a loss from discontinued operations, net of tax, of $445,000 during the nine months ended July 31, 2013. During fiscal 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. During the nine months ended July 31, 2014, these discontinued divisions incurred gains from operations; however, these divisions are no longer owned by the Company, but the Company continues to generate royalties in connection with the sale of these divisions.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated September 11, 2014 announcing the financial results for the quarter ended July 31, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 11, 2014	By:	/s/ Howard F. Hill
Howard F. Hill
President and Chief Executive Officer

Date: September 11, 2014	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

