Form 10-K
period 2014-10-31
R F INDUSTRIES LTD
filed 2015-01-29
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $42.1million.

On January 22, 2015, the Registrant had 8,509,360 outstanding shares of Common Stock, $.01 par value.

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

Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled “Risk Factors” in the Form 10-K, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

RF Industries, Ltd., together with its two wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, the Company currently classifies its operations into the following five divisions/subsidiaries: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers, (iii) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (iv) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; and (v) the recently acquired Comnet Telecom Supply, Inc. subsidiary that manufactures and sells fiber optics cable, distinctive cabling technologies and custom patch cord assemblies, as well as other data center products. Both the Cables Unlimited division and the Comnet Telecom division are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

During the 2013 fiscal year, the Company sold its two wireless divisions known as the RF Neulink Division and RadioMobile Division.

The Company’s principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and Cables Unlimited, Inc., a New York company. In addition, all references to this Company for periods after January 20, 2015 also include Comnet Telecom Supply, Inc., a wholly owned subsidiary that RF Industries, Ltd. acquired on that date.

The Company’s principal Internet website is located at http://www.rfindustries.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Recent Events

On January 20, 2015, the Company purchased 100% of the issued and outstanding shares of Comnet Telecom Supply, Inc. (“Comnet Telecom”) from Robert Portera, the sole shareholder of Comnet Telecom. Comnet Telecom is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment. Comnet Telecom is a New York corporation that was formed in 1993. At the closing, the Company paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet Telecom meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,050,000 in cash (of which $300,000 was deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement), and 252,381 shares of the Company’s unregistered common stock, which shares were valued at $1.1 million based on a per share price of $ 4.20 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date). Comnet Telecom will be operated as a stand-alone subsidiary for at least the next two years. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet Telecom. Under the employment agreement, Mr. Portera’s base salary will be $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary.

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

Cable assembly products consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies manufactured for the Connector and Cable Assembly Division are manufactured at the Company’s California facilities using state-of-the-art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations. The Company launched its cable assembly operations in 2000.

The Connector and Cable Assembly Division also includes Oddcables.com, formerly a stand-alone division that sells coaxial, fiber optic and other connectors and cable assemblies on a retail basis. Effective November 1, 2013, the Oddcables.com Division was integrated with the Connector and Cable Division.

The Company has been designing, producing and selling coaxial connectors since 1987 and the Connector and Cable Assembly Division therefore represents the Company’s oldest and most established division. The Connector and Cable Division has typically generated and, in the October 31, 2014 fiscal year, did generate the majority of the Company’s net sales and net income.

The Company designs its connectors at its headquarters in San Diego, California. However, most of the RF connectors are manufactured by third party foreign manufacturers located in Asia. The Company’s Connector and Cable Assembly operations are conducted out of the Company’s San Diego, California, facilities.

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

Cables Unlimited Division Cables Unlimited, Inc. is a custom cable manufacturer that RF Industries, Ltd. purchased in 2011. Cables Unlimited is located in Yaphank, New York, and is operated as a separate division. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the telecommunications and wireless markets.  The products sold by Cables Unlimited include custom and standard copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment. In 2012, Cables Unlimited introduced a new custom cabling solution known as OptiFlex. The OptiFlex cable is a hybrid power and communications cable designed and built for wireless service providers who are updating their networks to 4G technologies such as WiMAX, LTE and other technologies. Sales of OptiFlex represented a major portion of the Company’s revenues in the 2012 and 2013 fiscal years, but have since decreased as the upgrading of industry wide networks to 4G technologies has wound down.

Bioconnect Division   The Bioconnect Division is engaged in product development, design, manufacture and sale of high-end or specialty cables and interconnects for medical monitoring applications, such as ECG cables, EEG leads, infant and sleep apnea monitors in hospitals, patient leads, snap leads and connecting wires.  Bioconnect’s products typically do not directly compete against the mass-produced, lower priced standard medical cables used by medical facilities. The Company acquired the Bioconnect operations in 2000. Bioconnect operates out of the Company’s San Diego, California, facilities.

Comnet Telecom Division RF Industries, Ltd. purchased Comnet Telecom Supply, Inc. in January 2015. Comnet Telecom’s offices and manufacturing facilities are located in East Brunswick, New Jersey. Formed in 1995, Comnet Telecom is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic telecommunications products that are backed by Corning Cable Systems' extended warranty and is a Telcordia GR-326 certified manufacturer. Comnet Telecommunications manufactures and distributes equipment and cabling products used by telecommunications carriers, co-location center operators and other telecommunication and data center companies in the U.S.

For financial reporting purposes, for the fiscal year ended October 31, 2014 the Company aggregated its operations into three segments. (1) Connector and Cable Assembly and Aviel Electronics divisions were aggregated into one reporting segment (the RF Connector and Cables Assembly segment) because they have similar economic characteristics. (2) Bioconnect represented the Company’s Medical Cabling and Interconnector segment. (3) The Cables Unlimited division constituted the Company’s fiber optic and power/electronic cabling segment, which is referred to as the Fiber Optics segment. For the fiscal year ending October 31, 2015, the Company expects to aggregate Cables Unlimited and Comnet Telecom into a single segment because of their fiber optic business activities and customer focus. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results will be included in the results of the Fiber Optics segment for the entire fiscal year ending October 31, 2015.

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

Through its Oddcables.com website, this division offers hundreds of audio cables, video cables, S-video cables, VGA cables, DVI cables, HDMI cables, RF coax adapters, coax cables, coax tools kits, computer cables, USB and firewire cables and other networking cables to retail customers.

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

Cables Unlimited Products

Cables Unlimited is an International Standards Organization (ISO) approved factory that manufactures custom cable assemblies. Cables Unlimited is also a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Products manufactured by Cables Unlimited include custom copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for telecommunications, computer, LAN, automotive and medical equipment companies. Cables Unlimited also provides cable installation services in the New York regional area. During April 2012, Cables Unlimited commercially released a cabling solution for wireless service providers engaged in upgrading their cell towers for 4G technologies. The custom hybrid cable, called OptiFlex, is significantly lighter and possesses greater flexibility than cables previously used for wireless service. Most of the products that Cables Unlimited develops and sells are built specifically for its customers’ needs.

The acquisition of Cables Unlimited in 2011 gave the Company the ability to offer a broad range of interconnect products and systems to the Company’s largest customers. These interconnect systems have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. The Company continues to actively market its ability to provide these fiber optic interconnect solutions to its larger customers.

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

Comnet Telecom Products

Comnet Telecom manufactures and distributes both standard and custom equipment and cabling products used by telecommunications carriers, co-location center operators and other telecommunication and data center companies in the U.S. Such products include fiber optics cable, copper cabling, custom patch cord assemblies, transceivers/converters and other data center equipment (such as server cabinets and network racks). The acquisition of Comnet Telecom expands the Company’s fiber optic cabling capabilities and the customer base to which the Company can sell its other cabling products.

Foreign Sales

Net sales to foreign customers accounted for $1.7 million or approximately 7% of Company’s sales and $1.5 million or approximately 4% of Company’s sales, respectively, for the fiscal years ended October 31, 2014 and 2013. The majority of the export sales during these periods were to Canada, Mexico and Israel.

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

Comnet Telecom sells its products directly to its own customers through its in-house marketing and sales team. Comnet Telecom’s principal customers include co-location centers, data processing centers, telecommunications and telephony companies, and wireless carriers. Comnet Telecom also sells certain of its products to large, national telecommunication equipment and solution providers who include Comnet Telecom’s products in their own product offerings.

Manufacturing

The Connector and Cable Assembly Division contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2014 were assembled by that division at the Company’s facilities in California. The Connector and Cable Assembly Division has its cables manufactured at numerous ISO approved factories with plants in the United States, China and Taiwan. The Company is dependent on a few manufacturers for its coaxial connectors and cable assemblies. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. There are certain risks associated with the Company’s dependence on third party manufacturers for some of its products. See “Risk Factors” below. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

The Bioconnect Division has designed and manufactured its own products for over 25 years (including as an unaffiliated company before being acquired by the Company in 2000). Bioconnect products are manufactured by the Company at its own California facilities. The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

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

Comnet Telecom manufactures, assembles and tests its cabling products at its facilities in East Brunswick, New Jersey. Comnet Telecom is a Corning Cable Systems CAH Connections SM Gold Program approved fiber optic member and a Telcordia GR-326 approved manufacturer. Comnet Telecom currently also is completing its ISO 9000 certification.

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

Both the Cables Unlimited Division and the new Comnet Telecom Division purchase all of their products from manufacturers located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States; however, both Cables Unlimited and Comnet Telecom purchase most of their fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited and Comnet Telecom in their products are readily available and that neither division is not currently dependent on any supplier for its raw materials. Neither Cables Unlimited nor Comnet Telecom currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Employees

As of October 31, 2014, the Company employed 143 full-time employees, of whom 42 were in accounting, administration, sales and management, 97 were in manufacturing, distribution and assembly, and 4 were engineers engaged in design, engineering and research and development. The employees are based at the Company’s offices in San Diego, California (86 employees), Las Vegas, Nevada (7 employees), and Yaphank, New York (50 employees). The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The Cables Unlimited Division employs five cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

As a result of the acquisition of Comnet Telecom in January 2015, the number of employees currently employed by the Company has increased by 28 full-time employees, all of whom are located at Comnet Telecom’s East Brunswick, New Jersey offices.

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2014 and 2013, the Company recognized $948,000 and $998,000 in engineering expenses, respectively.

Patents, Trademarks and Licenses

The Company does not own any patents on any of its products, nor has it registered any product trademarks. The Company uses “OptiFlex™” as a trademark for its hybrid cable wireless tower cable solution. Because the Company carries thousands of separate types of connectors and other products, most of which are available to the Company’s customers from other sources, the Company does not believe that its business or competitive position is dependent on patent protection. Under its agreements with Corning Cables Systems LLC, Cables Unlimited and Comnet Telecom are permitted to advertise that they are Corning Cables System CAH Connections Gold Program members.

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

Under its agreements with Corning Cables Systems LLC, Cables Unlimited and Comnet Telecom are authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

Competition

The Company and industry analysts estimate worldwide sales of interconnect products of approximately $53 billion in 2014. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented, with no one competitor having over a 20% share of the total market. Many of the competitors of the Connector and Cable Assembly Division have significantly greater financial resources and broader product lines. The Connector and Cable Assembly Division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

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

Cables Unlimited competes on the basis of product quality, custom design, service, delivery time and value-added support to its customers. Since Cables Unlimited is a Corning Cables System CAH Connections Gold Program member, it is one of 12 other companies permitted to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. The Company is aware of other competing products that have recently been introduced that compete with this product line.

Comnet Telecom competes with both smaller, local cable assembly houses as well as large, national manufacturers and distributors of telecommunications equipment and products.

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

Bioconnect products are subject to the regulations of the U.S. Food and Drug Administration.

The Company’s products are Restriction on Hazardous Substances (“RoHS”) compliant.

ITEM1. A	RISK FACTORS

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

To Date, The Company Has Been Highly Dependent Upon The RF Connector and Cable Assembly and Cables Unlimited Segments, And Any Major Decline In Those Divisions’ Operations Would Negatively Affect The Company As A Whole.

Of the Company’s three operating segments, the RF Connector and Cable Assembly segment and the Fiber Optics segment (which consisted of Cables Unlimited division in fiscal 2014) collectively accounted for approximately 88% and 92% of the Company’s total sales for the fiscal years ended October 31, 2014 and 2013, respectively. The acquisition of Comnet Telecom in January 2015 is expected to reduce the Company’s dependence on these two divisions. Nevertheless, the Company expects that the RF Connector and Cable Assembly segment and Fiber Optics segment will continue to generate a majority of the Company’s revenues for the near future. Accordingly, because these two segments represent such a large portion of the Company’s revenues and profits, an adverse change in the operations of either of these two segments could materially adversely affect the Company’s business, operating results and financial condition. Factors that could adversely affect the RF Connector and Cable Assembly and the Fiber Optics segments are described below.

The Company Depends On Third-Party Contract Manufacturers For A Majority Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company’s Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

Substantially all of the Company’s RF Connector and Cable Division’s products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and China, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

The Company’s sales efforts are primarily affected through independent distributors. Sales through independent distributors accounted for approximately 60% of the net sales of the Company for the fiscal year ended October 31, 2014. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 34% and 50% of the Company’s net sales for the fiscal years ended October 31, 2014 and 2013, respectively. Although this customer has been an on-going major customer of the Company for at least the past 10 years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 7% and 4% of the net sales of the Company during the years ended October 31, 2014 and 2013, respectively. International revenues are subject to a number of risks, including:

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

The Loss Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Howard Hill, its founder and current Chief Operating Officer; Johnny Walker, it’s Chief Executive Officer and President, Darren Clark, the President of its Cables Unlimited division, and Mark Turfler, it’s Chief Financial Officer and certain other key employees, including certain technical and marketing personnel. The Company’s employment agreements with Mr. Hill, Mr. Walker, Mr. Clark and Mr. Turfler all expire on December 31, 2015. The loss of the services of Mr. Hill, Mr. Walker, Mr. Clark and Mr. Turfler or one or more of the Company’s key executives or employees (including if one or more of the Company’s officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company) could materially adversely affect the Company’s business, operating results, and financial condition.

The Company May Make Future Acquisitions, Which Will Involve Numerous Risks.

As part of its strategic growth plans, the Company regularly considers potential acquisitions of other companies that could expand the Company’s product line or customer base. As part of its strategic plan, the Company purchased Cables Unlimited, Inc. in June 2011 and Comnet Telecom in January 2015. The Company may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional companies, including:

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

The Company leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 22,000 square feet which houses its corporate administration, sales and marketing, and engineering plus production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on March 31, 2017. In addition to the foregoing building, the Company also leases the following facilities:

(i)	The cable assembly manufacturing portion of the Connector and Cable Assembly Division operates in a separate 3,180 square foot facility that is located adjacent to the Company’s corporate headquarters. The lease for this space expires on March 31, 2017.

(ii)	During fiscal 2009, Aviel entered into a facility lease agreement for approximately 4,500 square feet at 3060 Post Road, Suite 100 Las Vegas Nevada. The lease term commenced September 1, 2009 and will expire March 31, 2015. The Company is currently evaluating this lease and is in discussions with its landlord regarding renewing this lease. The Company believes that alternate facilities are available in the Las Vegas area if the Company elects not to renew, or is unable to renew, its current leases by March 31, 2015.

(iii)

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

(iv)	The newly acquired Comnet Telecom Division leases an approximately 15,000 square feet in two suites located at 1 Kimberly Road, East Brunswick, New Jersey. The lease for these facilities expires in September 2017.

The aggregate monthly rental for all of the Company’s facilities currently is approximately $51,000 per month, plus utilities, maintenance and insurance.

ITEM 3.	LEGAL PROCEEDINGS

On May 24, 2013, Peter Wyndham, a former employee of the Company, filed a complaint with the San Diego, California office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Peter Wyndham vs. RF Industries, Ltd., Case No. 9-3290-13-087). The complaint alleged that Mr. Wyndham was terminated in November 2012 in retaliation for making disclosures relating to alleged fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint did not seek any specified amount of damages. The Company disputed the retaliation claim and notified its employment practices liability insurance carrier of the demand. Mr. Wyndham has withdrawn his OSHA complaint.

On November 21, 2014, Peter Wyndham filed a complaint for damages against the Company in the United States District Court for the Southern District of California (Peter Wyndham vs. RF Industries, Ltd., Case No. 14CV2792WQHBGS), for violation of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and wrongful termination in violation of public policy. The complaint does not make a demand for any specific sum of damages, but does make a demand for, among other relief, an unspecified amount of compensatory damages (including lost past and future wages and benefits), emotional distress damages, pay in lieu of reinstatement, and punitive damages. The matter has been tendered to the Company’s insurance carrier for defense and indemnification, and counsel appointed by the insurance carrier currently represents the Company in the matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Global Market under the symbol “RFIL.”

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of the two most recent years.

Quarter	High	Low

Fiscal 2014

November 1, 2013 - January 31, 2014	$14.84	$6.17
February 1, 2014 - April 30, 2014	6.95	5.79
May 1, 2014 - July 31, 2014	6.43	5.01
August 1, 2014 - October 31, 2014	5.61	4.42

Fiscal 2013

November 1, 2012 - January 31, 2013	$6.40	$4.04
February 1, 2013 - April 30, 2013	7.10	5.17
May 1, 2013 - July 31, 2013	7.35	5.50
August 1, 2013 - October 31, 2013	10.86	5.64

Stockholders  As of October 31, 2014 there were 362 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends The Company paid a total of $2.3 million of dividends during the fiscal year ended October 31, 2014 in four quarterly dividend payments of $0.07 per share. The Company paid a total of $2.3 million of dividends during the fiscal year ended October 31, 2013 which consisted of a $0.10 dividend, a special dividend of $0.07 and two quarterly dividend payments of $0.07 per share. The Board of Directors currently expects to continue to declare and pay dividends on a quarterly basis during the current fiscal year ending October 31, 2015, but may change the dividend rate, or may cease paying dividends at any time, depending on the Company’s financial condition and its financial needs.

Repurchase of Securities The Company repurchased and retired 22,828 shares of its common stock (for a total of $104,000) all during the fourth quarter of the fiscal year ended October 31, 2014. The repurchases were made pursuant to the Rule 10b-18 stock repurchase plan that the Company announced on April 14, 2014.

Recent Sales of Unregistered Securities  There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2014 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	628,725	$4.93	580,842
Equity Compensation Plans Not Approved by Stockholders (2)	411,816	$0.70	-
Total	1,040,541	$3.25	580,842

(1)	Consists of options granted under the R.F. Industries, Ltd. (i) 2010 Stock Option Plan and (ii) 2000 Stock Option. The 2000 Stock Option Plan has expired, and no additional options can be granted under this plan. Accordingly, all 580,842 shares remaining available for issuance represent shares under the 2010 Stock Option Plan.

(2)	Consists of options granted to five officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and related disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories

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

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balance, credit quality of the Company’s customers, current economic conditions and other factors that may affect customer’s ability to pay.

Long-Lived Assets Including Goodwill

The Company assesses property, plant and equipment and intangible assets, which are considered definite-lived assets for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment.

In addition, we test our goodwill and trademarks, indefinite-lived assets, for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. No goodwill or trademark impairments have been identified in any of the years presented.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The calculation of the tax provision involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Stock-based Compensation

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

OVERVIEW

During the periods covered by this Annual Report, the Company marketed connectors and cables to numerous industries for use in thousands of products, primarily for the wireless market. The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company has three segments - the “RF Connector and Cable Assembly” segment; the “Medical Cabling and Interconnector” segment; and the “Fiber Optics” segment-based upon this evaluation.

During the fiscal year ended October 31, 2014, the RF Connector and Cable Assembly segment was comprised of two divisions; the Medical Cabling and Interconnector segment was comprised of one division, and the Fiber Optics segment was comprised of one division. The three divisions that met the quantitative thresholds for segment reporting are Connector and Cable Assembly, Bioconnect, and Cables Unlimited. Each of the other divisions aggregated into these segments had similar products that were marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there was some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated. In January 2015 RF Industries purchased Comnet Telecom. The Company anticipates that Comnet Telecom will be included in the Fiber Optics segment in the fiscal year ending October 31, 2015. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results will be included in the results of the Fiber Optics segment for the entire fiscal year ending October 31, 2015.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly and Aviel Electronics divisions into the RF Connector Cable Assembly segment. Effective November 1, 2013, the Oddcables Division was integrated with the Connector and Cable Division. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment, while the Cables Unlimited division was the sole division in the Fiber Optics segment in the fiscal year ended October 31, 2014.

For the year ended October 31, 2014, most of the Company’s revenues were generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 57% and 39% of the Company’s total sales for the fiscal year ended October 31, 2014 and 2013, respectively). For the year ended October 31, 2013, most of the Company’s revenues were generated by the Fiber Optics segment (sales at Cables Unlimited represented 31% and 53% of total sales for the year ended October 31, 2014 and 2013, respectively) because of the revenues it generated from its OptiFlex cabling solution that it commercially introduced in April 2012.

The net income in fiscal 2014 represented the 21st consecutive year that the Company has been profitable.

In addition to its core cable and connector operations, the Company has previously operated a small RF Wireless segment that consisted of two divisions, the RF Neulink division and the RadioMobile division. This segment generally operated at a loss and did not produce any synergies with the Company’s core operations. Accordingly, in 2013 the Company decided to discontinue the RF Wireless segment and to dispose of the two divisions. The disposition of the two divisions occurred in the following two unrelated transactions.

•	Effective July 31, 2013, the Company sold all of the assets of its RF Neulink division, primarily consisting of inventory, certain intellectual property and licenses, customer lists and trademarks, to a third party wireless company. The Company did not receive any purchase price payment at the closing of the sale. Rather, the purchase price for the RF Neulink business will consist of cash payments made by the buyer to the Company under the following circumstances: (i) for each RF Neulink inventory item that the buyer sells, the buyer will have to pay the Company the assigned value of that inventory item. This arrangement will continue until the earlier of three years from the closing date or the date all inventory items are sold; and (ii) the buyer is required to pay the Company a royalty based on the buyer’s use of RF Neulink’s tradename or trademark, its customer list or its intellectual property. The royalty, which ranges from 5% to 10% of the buyer’s sales of such RF Neulink-related products, may not exceed $450,000 in the aggregate, and will not be payable on sales of inventory items.

•	Effective October 29, 2013, the Company sold all of the assets of the Company’s RadioMobile division, primarily consisting of inventory, certain equipment, certain intellectual property and licenses, customer lists and trademarks, to a new company formed by the former manager of this division. In return for the assets, the purchaser agreed to pay the Company 10.0% of all net revenues for the next three years (but not to exceed an aggregate total of $2.0 million). Additionally, as part of the sale of the RadioMobile division, all former RadioMobile employees were terminated by the Company and re-hired by the purchaser. Other closing costs amounted to approximately $0.2 million. For the fiscal year ended October 31, 2013, the RF Wireless segment generated $1.2 million of revenues and incurred an operating loss of $1.8 million.

For the year ended October 31, 2014, the Company recognized $103,000 of royalty income, net of tax, from the former RF Neulink and RadioMobile divisions, which amount has been included within discontinued operations.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2014 and 2013 (in thousands, except percentages):

	2014		2013
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$14,718	50.7%	$11,881	40.8%
Current assets	23,439	80.7%	23,047	79.2%
Current liabilities	2,362	8.1%	2,604	9.0%
Working capital	21,077	72.6%	20,443	70.3%
Property and equipment, net	829	2.9%	1,053	3.6%
Total assets	29,029	100.0%	29,090	100.0%
Stockholders' equity	25,856	89.1%	25,536	87.8%

 Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months subsequent to October 31, 2014. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of October 31, 2014, should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

·	As of October 31, 2014, the Company had cash and cash equivalents equal to $14.7 million.

·	As of October 31, 2014, the Company had $23.4 million in current assets and $2.4 million in current liabilities.

·	As of October 31, 2014, the Company had no outstanding indebtedness for borrowed funds.

The Company’s cash balances were reduced by approximately $3.3 million on January 20, 2015 as a result of the cash payments incurred in connection with the purchase of Comnet Telecom. The payments included the cash portion of the purchase price that was paid for Comnet Telecom ($3,090,000), retention bonuses and similar cash payments made to employees of Comnet Telecom ($200,000), and other legal and accounting expenses incurred through that date in connection with the acquisition.

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

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of October 31, 2014, the Company has repurchased and retired 28,828 shares pursuant to this program.

The Company generated $2.8 million of cash primarily from operating activities of $4.5 million during the year ended October 31, 2014. The increase in cash from operating activities was primarily due to net income of $1.4 million, $2.3 million generated from operating assets and liabilities and other non-cash charges of $1.1 million, which were offset by excess tax benefit from stock-based compensation of $327,000 and deferred income taxes of $60,000. Additionally, the Company generated cash of $897, 000 from the exercise of stock options inclusive of the related tax benefits from these exercises. These cash increases were partially offset by the repurchase of stock of $104,000 and the payment of $2.3 million of dividends to its stockholders.

As of October 31, 2014, the Company had a total of $14.7 million of cash and cash equivalents compared to a total of $11.9 million of cash and cash equivalents as of October 31, 2013. As of October 31, 2014, the Company had working capital of $21.1 million and a current ratio of approximately 10:1 compared to 9:1 as of October 31, 2013.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2014 and 2013 (in thousands, except percentages). The results of operations to not include any of the results of Comnet Telecom, the subsidiary that RF Industries acquired in January 2015.

	2014		2013
		% of Net		% of Net
	Amount	Sales	Amount	Sales

Net sales	$23,115	100%	$36,625	100%
Cost of sales	12,662	55%	20,716	57%
Gross profit	10,453	45%	15,909	43%
Engineering expenses	948	4%	998	3%
Selling and general expenses	7,239	31%	8,209	22%
Operating income	2,266	10%	6,702	18%
Other income - interest/dividends	29	0%	20	0%
Income from continuing operations before provision for income taxes	2,295	10%	6,722	18%
Provision for income taxes	959	4%	1,980	5%
Income from continuing operations	1,336	6%	4,742	13%
Income (loss) from discontinued operations, net of tax	103	0%	(1,140)	-3%
Consolidated net income	1,439	6%	3,602	10%

Net sales for the year ended October 31, 2014 decreased by 37% or $13.5 million to $23.1 million from $36.6 million for the year ended October 31, 2013 primarily due to a significant decrease in net sales by the Company’s Cables Unlimited division and, to a lesser extent, to a decrease in net sales in the other two segments. Revenues generated by Cables Unlimited decreased by $12.1 million, or 62.5%, for the year ended October 31, 2014, compared to the prior year. Most of the revenues generated by Cables Unlimited in fiscal 2013 were generated by the sale of a single line of new cabling products that Cables Unlimited developed to address the needs of some telecommunications companies. The decrease in net sales at Cables Unlimited during fiscal 2014 was primarily due to a decline in demand for this project based line of cabling products. Orders for Cables Unlimited’s new cabling product are primarily dependent upon the number of cellular telephone sites that are being retrofitted for 4G technologies and, to a lesser extent, on the availability of other competing products. Accordingly, the future demand for this product will depend upon the number of cell site upgrades and, therefore, cannot be accurately estimated. Also contributing to the overall decrease in sales for the year ended October 31, 2014 was a decrease in sales of $1.1 million or 7.7% at the RF Connector and Cable Assembly segment, which generated sales of $13.2 million for the year ended October 31, 2014 compared to $14.3 million during the prior year comparable period. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to an industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnector segment had revenues of $2.7 million, a decrease of $330,000 or 10.8% over the prior comparable period. The decrease in medical cabling revenue was due to decreased sales to a significant customer. Due to the on-going slowdown in orders from this significant customer for the Medical Cabling and Interconnector segment’s products, the Company expects that revenues at this segment will, in the near future, continue to be below the prior year’s levels.

The Company’s gross profit as a percentage of sales increased slightly by 2% to 45% in fiscal 2014 from 43% in fiscal 2013 primarily as a result of a change in the product mix with a larger portion of sales coming from the RF Connector and Cable Assembly segment, which typically operates at a higher gross margin compared to the other segments. The overall increase in gross margins was partially offset by a decrease in gross margins for the Cables Unlimited products resulting from certain fixed manufacturing costs spread over a lower revenue base, as well as lower pricing due to increased competition and a change in customers.

Engineering expenses decreased $50,000 or 5% for the year ended October 31, 2014 to $948,000 compared to $998,000 during the comparable prior year period due to decreased compensation expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $970,000 or 12%, during the year ended October 31, 2014 to $7.2 million from $8.2 million in the comparable prior year period. The decrease in selling and general expenses was primarily due to lower compensation and benefits expense as a result of a decrease in headcount during fiscal 2014. In addition, the year ended October 31, 2013 included lump-sum bonus payments to senior management and increased legal and consulting fees in connection with the termination and replacement of an employee. These decreases in selling and general expenses were partially offset by increased stock-based compensation expense during fiscal 2014 related to the acceleration of certain stock options to a former employee. The Company anticipates that its selling and general expenses will increase significantly due to the addition of additional executive officers and, in particular, due to the recent acquisition of Comnet Telecom.

The provision for income taxes for the year ended October 31, 2014 was $959,000 (or an effective tax rate of approximately 42%), compared to $2.0 million in the comparable prior year period (or an effective tax rate of approximately 29%). The significant decrease in the provision for tax for the year ended October 31, 2014 is due to the significantly lower income before provision for income taxes during the period. However, the lower effective tax rate in the fiscal 2013 period is attributable to the larger tax benefits received by the Company in the 2013 period as a result of the high number of disqualifying dispositions of incentive stock options.

Income from discontinued operations, net of tax, for the year ended October 31, 2014 was $103,000 compared to a loss from discontinued operations, net of tax, of $1.1 million for the year ended October 31, 2013. During fiscal 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for the fiscal 2013 period. Although these divisions were not owned by the Company in fiscal 2014, the Company received royalties from the buyers of the RadioMobile and RF Neulink divisions based on certain sales revenues generated by those former divisions. Those royalty payments ($103,000, net of tax) are reflected as income from discontinued operations.

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

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-18 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2014 and 2013

•	Consolidated Statements of Income for the years ended October 31, 2014 and 2013

•	Consolidated Statements of Equity for the years ended October 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended October 31, 2014 and 2013

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our then Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2014.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s management, including our then Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, the Company’s management has concluded that the system of internal controls over financial reporting was effective as of October 31, 2014.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2014. Other than Howard Hill and Darren Clark, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since

Joseph Benoit	60	2013

Darren Clark	47	2011

Marvin H. Fink	78	2001

Howard F. Hill	74	1979

William Reynolds	79	2005

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

Howard F. Hill, a founder of the Company in 1979, served as this Company’s Chief Executive Officer until January 22, 2015. Effective January 22, 2015, Mr. Hill stepped down as the Chief Executive Officer and agreed to serve as this Company’s Chief Operating Officer. In addition, from January 18, 2013 until June 7, 2013, Mr. Hill also served as the Company’s interim Chief Financial Officer. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 58 years.

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

The Company believes that Messrs. Benoit, Clark, Fink, Hill and Reynolds have the following qualifications as members of the Board of Directors:

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

Management

Howard F. Hill served as this Company’s Chief Executive Officer from July 2011 until he stepped down from that office on January 22, 2015. Mr. Hill currently serves as the Chief Operating Officer of the Company. From January 18, 2013 to June 7, 2013, he also served as the Company’s Interim Chief Financial Officer and Corporate Secretary. He co-founded the Company in 1979 and served as the President of the Company from July 1993 until July 2011. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He has held various positions in the electronics industry over the past 58 years.

Johnny Walker was hired as the President of the Company on October 6, 2014 and was appointed as Chief Executive Officer on January 22, 2015. Mr. Walker has extensive experience in the communications and wireless industries. Most recently, from 1999 to 2014, he served as the Chief Executive Officer and Chief Financial Officer of Hutton Communications, a major distributor of commercial wireless communications and related equipment. Hutton Communications has been one of the Company’s distributors for over 20 years. From 1993 to 1998, Mr. Walker was the Chief Financial Officer and Chief Operating Officer at River Oaks Furniture. From 1990 to 1993, he was the CEO of Profit Partners International, a court appointed receiver for the rehabilitation and liquidation of troubled Savings and Loans institutions in the State of Texas. From 1984 to 1990, Mr. Walker was the Chief Financial Officer and Chief Operating Officer of Tony Lama. From 1979 to 1983, Mr. Walker was a partner-in-charge of the Haskins & Sells (now Deloitte & Touche) offices in St. Louis, Missouri. Previously, Mr. Walker was a Partner of Haskins & Sells in Dallas, Texas from 1970 to 1979.  Mr. Walker is a CPA and studied Accounting and Finance at Texas Tech University. He received a Bachelor of Business Administration Degree in Accounting from Texas A&M Commerce and a Masters of Science in Accounting degree from Texas Tech University.

 Mark Turfler was appointed as the Company’s Acting Chief Financial Officer and Corporate Secretary on June 7, 2013. Effective as of January 10, 2014, Mr. Turfler was promoted to Chief Financial Officer. Mr. Turfler joined the Company in January 2013 as our Controller. Prior to joining the Company, Mr. Turfler worked in senior accounting/finance positions at Ligand Pharmaceuticals, Inc. from 2006 to 2009, at Cylene Pharmaceuticals, Inc. from 2010 to 2011, and as an independent financial/accounting consultant from 2012 until he joined the Company in January 2013. Mr. Turfler has more than 35 years of accounting and finance experience including several years with publicly traded companies in a variety of senior financial executive positions with wireless telecommunications, international manufacturing, medical device and software companies. Mr. Turfler began his career with PricewaterhouseCoopers after graduating from Syracuse University with a B.S. in accounting. Mr. Turfler is a Certified Public Accountant and a member of the American Institute of CPAs, California Society of CPAs, Corporate Directors Forum and Financial Executives International.

Darren Clark is the President of Cables Unlimited, Inc. Mr. Clark has been an executive officer of Cables Unlimited, Inc. since he founded that company in 1992.

Board of Director Meetings

During the fiscal year ended October 31, 2014, the Board of Directors held fifteen meetings. During the fiscal year ended October 31, 2014, each Board of Directors members attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he served.

Board Committees

During fiscal 2014, the Board of Directors maintained three committees, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. The Audit Committee currently is composed of Mr. Reynolds (Chairman), Mr. Fink and Mr. Benoit.  Each of these individuals was a non-employee director and was independent as defined under the NASDAQ Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2014. The Audit Committee operates under a formal charter that governs its duties and conduct, which charter is posted on the Company’s website.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, and Benoit (Chairman) each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held five formal meeting during fiscal 2014, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Fink (Chairman), Benoit, and Reynolds each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held two formal meetings during fiscal 2014, which were attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2014, all Forms 4 were timely filed other than two of William Reynolds’ Forms 4 were late (one of which was filed the day after the required filing deadline).

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on October 31, 2014 and who earned over $100,000 during the fiscal year ended October 31, 2014, and (iii) for any officer who earned over $100,000 during the October 31,2014 fiscal year but was no longer employed with the Company on October 31, 2014 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(9)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Chief Executive	2014	240,000	-	-	6,123	-	-	98,653	(1)	344,776
Officer and Director(8)	2013	240,000	227,100	-	-	-	-	82,051	(1)	549,151

Johnny Walker	2014	14,000	-	-	145,687	-	-	-		159,687
President(2)(8)

James S. Doss	2014	66,000	-	-	-	-	-	185,622	(3)	251,622
Former President and Chief Financial Officer(3)	2013	168,000	117,060	-	-	-	-	14,232	(4)	299,292

Darren Clark, President of Cables Unlimited, Inc.	2014	150,000	-	-	3,061	-	-	1,586	(5)	154,647
	2013	150,000	200,000	-	-	-	-	-		350,000

Mark Turfler, Chief Financial Officer(6)	2014	142,000	8,000	-	215,038	-	-	13,525	(7)	378,563
	2013	109,043	10,000	-	-	-	-	4,923	(7)	123,966

(1)        Mr. Hill’s other compensation consisted of $74,831 and $63,692 of accrued vacation not taken in fiscal 2014 and 2013, respectively, and $23,822 and $18,359 for vehicle and apartment rental costs in fiscal 2014 and 2013, respectively. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)         Mr. Walker joined the Company as President as of October 6, 2014 at an annual salary of $250,000.

(3)         Mr. Doss resigned from the Company as of March 12, 2014. In connection with his resignation, Mr. Doss received $25,000 cash plus the Company accelerated the vesting on previously granted options to purchase 35,000 shares of the Company’s common stock valued at $160,622.

(4)         Mr. Doss’s other compensation consisted of $14,232 for vehicle costs in fiscal 2013.

(5)         Mr. Clark’s other compensation consisted of $1,586 of accrued vacation not taken in fiscal 2014.

(6)         Mr. Turfler was hired January 18, 2013 and appointed Acting Chief Financial Officer and Corporate Secretary effective June 7, 2013. On January 10, 2014, he was appointed Chief Financial Officer of the Company.

(7)         Mr. Turfler’s other compensation consisted of $2,669 of accrued vacation not taken in fiscal 2014 and $10,856 and $4,923 for vehicle costs fiscal 2014 and 2013, respectively.

(8)         Effective January 22, 2015, Mr. Hill stepped down as Chief Executive Officer and agreed to serve as the Company’s Chief Operating Officer. Mr. Walker was promoted as the new Chief Executive Officer on January 22, 2015.

(9)         The amounts in this column represent the aggregate fair value of the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 8, “Stock options,” to the Consolidated Financial Statements.

2014 Option Grants

In fiscal 2014, the Company granted options to purchase 4,000 shares of common stock to its Chief Executive Officer, options to purchase up to 100,000 shares to each of its new President and its new Chief Financial Officer, and options for 2,000 shares to the President of Cables Unlimited.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2014 by each of our Named Executive Officers were issued under our 2000 Stock Option Plan and 2010 Stock Incentive Plan, except for options to purchase 172,457 shares that were granted to Mr. Hill in 1994 under his employment agreement. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2014:

Outstanding Equity Awards As Of October 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	168,457				0.05	(1)
Howard Hill	2,666				3.40	10/31/15
Howard Hill	2,667				3.16	10/31/16
Howard Hill	-		4,000	(2)	5.88	04/11/19
Johnny Walker	10,000		90,000	(3)	4.53	10/06/24
Darren Clark	4,100				3.69	12/22/16
Darren Clark	-		2,000	(3)	5.88	04/11/19
Mark Turfler	10,000		90,000	(4)	5.88	04/11/24

(1)	This option expires one year after Mr. Hill’s employment with the Company terminates.
(2)	Vests annually in three installments following grant on November 4, 2014.
(3)	Vests as to 10,000 shares annually following grant on October 6, 2014.
(4)	Vests as to 10,000 shares annually following grant on April 11, 2014.

During the fiscal year ended October 31, 2014, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements

Howard Hill; Mark Turfler; Darren Clark. The Company employed Howard F. Hill as the Company’s Chief Executive Officer, Mark Turfler as the Company’s Chief Financial Officer, and Darren Clark as the President of the Company’s Cables Unlimited, Inc. subsidiary, under written employment agreements that expired on December 31, 2014. Effective January 22, 2015, as part of the Company’s succession plan, Mr. Hill stepped down as the Company’s Chief Executive Officer, and the Company’s Board of Directors promoted Johnny Walker, the Company’s President, as the new Chief Executive Officer. However, Mr. Hill and agreed to serve as the Company’s Chief Operating Officer for up to one year.

On January 22, 2015, the Company entered into new employment agreements with Howard F. Hill (in his capacity as the Company’s Chief Operating Officer), Mark Turfler (as the Company’s Chief Financial Officer) and Darren Clark (as the President of the Company’s Cables Unlimited subsidiary). The basic provisions of the foregoing three employment agreements are the same and are as follows: The term of each of the employment agreements continues through December 31, 2015 (the “Term”), subject to earlier termination as provided in the employment agreements. Under the employment agreements, Mr. Hill is entitled to receive an annual base salary of $240,000, Mr. Turfler is entitled to an annual base salary of $170,000, and Mr. Clark is entitled to an annual base salary of $150,000. Each of the executive officers also is entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company. Each of the foregoing three executives also is entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates an executive’s employment without “cause” (as defined in the employment agreement), the Company has agreed to pay that executive upon termination an amount equal to 12 month’s salary based on the executive’s monthly salary at the time of such termination; (ii) if an executive terminates his employment for Good Reason (as defined in the employment agreement), that executive is entitled to severance compensation in the form of continuation of base salary and existing medical and dental insurance for the balance of his Term; and (iii) within 120 days after a Change of Control (as defined in the employment agreement), each of the foregoing three executives will have the right to terminate his employment, and to receive a cash payment in an amount equal to 12 month’s salary, based on the monthly salary in effect at the time of such termination. In addition, Mr. Hill and Mr. Clark shall have the right to earn an annual bonus of up to fifty percent (50%) of his base salary, subject to meeting certain quantitative and qualitative targets, and Mr. Turfler shall have the right to earn an annual bonus of up to forty percent (40%) of his base salary, subject to meeting certain qualitative targets.

Johnny Walker. On October 6, 2014, the Company entered into a new employment agreement with Johnny C. Walker, pursuant to which Mr. Walker will serve as the Company’s President Officer through December 31, 2015, subject to earlier termination as provided in the employment agreement. Under the employment agreement, Mr. Walker is entitled to receive an annual salary of $250,000. Mr. Walker also is entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company and to four weeks of paid vacation per year. Additionally, Mr. Walker is entitled to certain compensation from the Company in connection with the termination of his employment under the following circumstances: (i) if the Company terminates Mr. Walker’s employment without “cause” (as defined in the employment agreement), the Company has agreed to pay Mr. Walker upon termination an amount equal to the greater of (x) the salary that would have been paid to Mr. Walker during the balance of the Term, or (y) 12 month’s salary (in each case, based on Mr. Walker’s monthly salary at the time of such termination); (ii) if Mr. Walker terminates his employment for Good Reason (as defined in the employment agreement), Mr. Walker is entitled to severance compensation in the form of continuation of base salary and existing medical and dental insurance for the balance of the Term; and (iii) within 120 days after a Change of Control (as defined in the employment agreement), Mr. Walker will have the right to terminate his employment, and to receive a cash payment in an amount equal to the greater of (x) the salary that would have been paid to Mr. Walker during the balance of the Term, or (y) 12 month’s salary (in each case, based on Mr. Walker’s monthly salary at the time of such termination). In addition, commencing in 2015, Mr. Walker is eligible to participate in an annual bonus plan of the Company pursuant to which Mr. Walker’s target bonus opportunity is fifty percent (50%) of his Base Salary. The actual bonus paid may be higher or lower than the target bonus for over-or under-achievement of corporation and individual objectives as determined by the Board of Directors or Compensation Committee of the Board.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2013, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $25,000 annually, which amount is paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock. Effective for the year ended October 31, 2014, these amounts were increased to $30,000 annually, which amount is paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2014, the Company granted each of the non-employee directors options to purchase 7,860 shares of common stock at an exercise price of $6.91 per share. The number of stock option shares granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black Scholes model ($1.91 per share). These options vested ratably over fiscal year 2014. In January 2013, the Company granted each of the non-employee directors’ options to purchase 8,405 shares of common stock at an exercise price of $5.85 per share. The number of stock option shares granted to each director was determined by dividing $12,500 by the fair value of a stock option grant using the Black Scholes model ($1.49 per share). These options vested ratably over fiscal year 2013.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2014

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

Joseph Benoit	$15,000	-	$15,000	$-	$30,000
Darren Clark	$-	-	$-	$-	$-
Marvin H. Fink	$15,000	-	$15,000	$-	$30,000
Howard F. Hill	$-	-	$-	$-	$-
William Reynolds	$15,000	-	$15,000	$-	$30,000

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On November 19, 2014, we granted five-year non-qualified options to purchase 14,916 shares of the Company’s common stock to Mr. Marvin Fink (Chairman), Mr. William Reynolds and Joseph Benoit (Independent Directors) for their services as directors for the fiscal year ended October 31, 2015. The options have an exercise price of $4.41 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 22, 2015 for (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 22, 2015, there were 8,509,360 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	263,537	(2)	3.0%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	26,282	(3)	0.3%

William Reynolds 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	52,794	(4)	0.6%

Joseph Benoit
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202	15,956	(5)	0.2%

Darren Clark 3 Old Dock Road, Yaphank, NY 11980	304,100	(6)	3.6%

Johnny Walker 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	10,000	(7)	0.1%

Mark Turfler 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	10,000	(8)	0.1%

All Directors and Officers as a Group (8 Persons)	682,669	(9)	8.0%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860		10.6%

Renaissance Technologies LLC 800 Third Avenue New York, New York 10022(10)	471,600		5.5%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 173,790 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 26,282 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 19,994 shares that Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 15,956 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 4,100 shares, which Mr. Clark has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 10,000 shares, which Mr. Walker has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 10,000 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(9)	Includes 260,122 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(10)	Based on a Schedule 13G filed with the SEC on June 3, 2013 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 13, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President, at that time and currently this Company’s Chief Operating Officer, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment. As of October 31, 2014, the principal balance still outstanding on the loan was $66,980. Mr. Hill pays interest on the loan annually. The note is collateralized by personal property owned by Mr. Hill.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a five-year lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2014, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP for professional services rendered related to the fiscal years ended October 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$184,000	$195,000
Audit-Related Fees	-	-
All Other Fees	89,000	-
Total Fees	$273,000	$195,000

Audit Fees .  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees .  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company did not incur audit-related fees during fiscal 2014 and 2013.

All Other Fees . The Company used CohnReznick LLP to perform certain financial and accounting due diligence on the acquisition of Comnet Telecom Supply, Inc. and audit the Company’s 401K plan.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amended and Restated Articles of Incorporation (12)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007(7)

10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated August 22, 2011, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle American LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (13)

10.8	Form of 2010 Stock Incentive Plan (10)

10.9	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.10	Amendment of 2000 Stock Incentive Plan (11)

10.11	Employment Agreement, dated September 1, 2013, between the Company and Howard Hill (14)

10.12	Employment Agreement, dated September 1, 2013, between the Company and James Doss (14)

10.13	Employment Agreement, dated September 1, 2013, between the Company and Darren Clark (14)

10.14	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (15)

10.15	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Howard Hill. (16)

10.16	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Mark Turfler. (16)

10.17	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Darren Clark (16)

14.1	Code of Ethics (5)

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(15)           Previously filed as an exhibit to the Company’s Form 8-K, dated January 20, 2015, which exhibit is hereby incorporated herein by reference.

(16)           Previously filed as an exhibit to the Company’s Form 8-K, dated January 22, 2015, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the Company.

RF INDUSTRIES, LTD. AND SUBSIDIARY

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
October 31, 2014 and 2013	F-3 - F-4

Consolidated Statements of Income
Years Ended October 31, 2014 and 2013	F-5

Consolidated Statements of Equity
Years Ended October 31, 2014 and 2013	F-6

Consolidated Statements of Cash Flows
Years Ended October 31, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8-F-18

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders

RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiary as of October 31, 2014 and 2013, and the related consolidated statements of income, equity and cash flows for the years then ended. RF Industries and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. and Subsidiary as of October 31, 2014 and 2013, and their results of operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California

January 29, 2015

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2014 AND 2013

(In thousands, except share and per share amounts)

	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,718	$11,881
Trade accounts receivable, net of allowance for doubtful accounts of $30 and $103	2,428	3,160
Inventories	5,259	5,924
Other current assets	618	1,587
Deferred tax assets	416	495
TOTAL CURRENT ASSETS	23,439	23,047

Property and equipment:
Equipment and tooling	2,610	2,500
Furniture and office equipment	777	759
	3,387	3,259
Less accumulated depreciation	2,558	2,206
Total property and equipment	829	1,053

Goodwill	3,076	3,076
Amortizable intangible assets, net	1,187	1,407
Non-amortizable intangible assets	410	410
Note receivable from stockholder	67	67
Other assets	21	30
TOTAL ASSETS	$29,029	$29,090

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2014 AND 2013

(In thousands, except share and per share amounts)

	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$861	$792
Accrued expenses	1,422	1,761
Customer deposit	6	51
Income taxes payable	73	-
TOTAL CURRENT LIABILITIES	2,362	2,604

Deferred tax liabilities	811	950
TOTAL LIABILITIES	3,173	3,554

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock - authorized 20,000,000 shares of $0.01 par value; 8,255,979 and 8,075,124 shares issued and outstanding at October 31, 2014 and 2013, respectively	83	81
Additional paid-in capital	17,230	16,049
Retained earnings	8,543	9,406
TOTAL STOCKHOLDERS' EQUITY	25,856	25,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,029	$29,090

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED OCTOBER 31, 2014 AND 2013

(In thousands, except share and per share amounts)

	2014	2013

Net sales	$23,115	$36,625
Cost of sales	12,662	20,716

Gross profit	10,453	15,909

Operating expenses:
Engineering	948	998
Selling and general	7,239	8,209
Totals	8,187	9,207

Operating income	2,266	6,702

Other income – interest	29	20

Income from continuing operations before provision for income taxes	2,295	6,722
Provision for income taxes	959	1,980

Income from continuing operations	1,336	4,742

Income (loss) from discontinued operations, net of tax	103	(1,140)

Consolidated net income	$1,439	$3,602

Earnings (loss) per share
Basic
Continuing operations	$0.17	$0.62
Discontinued operations	0.01	(0.15)
Net income per share	$0.18	$0.47

Earnings (loss) per share
Diluted
Continuing operations	$0.15	$0.56
Discontinued operations	0.01	(0.13)
Net income per share	$0.16	$0.43

Weighted average shares outstanding
Basic	8,215,688	7,600,029
Diluted	8,742,025	8,455,631

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED OCTOBER 31, 2014 AND 2013

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total Equity
Balance, November 1, 2012	6,978,374	$70	$12,007	$8,153	$20,230

Exercise of stock options	1,096,750	11	2,750	-	2,761

Excess tax benefit from exercise of stock options	-	-	1,060	-	1,060

Stock-based compensation expense	-	-	232	-	232

Dividends	-	-	-	(2,349)	(2,349)

Net income	-	-	-	3,602	3,602

Balance, October 31, 2013	8,075,124	81	16,049	9,406	25,536

Exercise of stock options	203,683	2	568	-	570

Excess tax benefit from exercise of stock options	-	-	327	-	327

Stock-based compensation expense	-	-	390	-	390

Dividends	-	-	-	(2,302)	(2,302)

Treasury stock purchased and retired	(22,828)	-	(104)	-	(104)

Net income	-	-	-	1,439	1,439

Balance, October 31, 2014	8,255,979	$83	$17,230	$8,543	$25,856

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2014 AND 2013

(In thousands)

	2014	2013
OPERATING ACTIVITIES:
Consolidated net income	$1,439	$3,602
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt expense (credit)	(34)	29
Accounts receivable write-off	34	44
Depreciation and amortization	592	652
Inventory write-downs	148	1,170
Stock-based compensation expense	390	232
Deferred income taxes	(60)	139
Excess tax benefit from stock-based compensation	(327)	(1,060)
Changes in operating assets and liabilities:
Trade accounts receivable	732	1,934
Inventories	517	(110)
Other current assets	969	(947)
Other long-term assets	9	5
Accounts payable	69	(637)
Customer deposit	(45)	51
Income taxes payable	400	450
Accrued expenses	(339)	(341)
Other long-term liabilities	-	(15)
Net cash provided by operating activities	4,494	5,198

INVESTING ACTIVITIES:
Capital expenditures	(148)	(281)
Net cash used in investing activities	(148)	(281)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	570	2,761
Purchases of treasury stock	(104)	-
Excess tax benefit from exercise of stock options	327	1,060
Dividends paid	(2,302)	(2,349)
Net cash provided by (used in) financing activities	(1,509)	1,472

Net increase in cash and cash equivalents	2,837	6,389

Cash and cash equivalents, beginning of year	11,881	5,492

Cash and cash equivalents, end of year	$14,718	$11,881

Supplemental cash flow information – income taxes paid	$442	$1,845

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$104	$-
Write off of fully depreciated property and equipment	$14	$26

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

Correction of immaterial errors

The Company identified the following immaterial errors in its previously issued audited consolidated financial statements as of and for the year ended October 31, 2013:

•	The provision for income taxes ($170,000), deferred tax asset ($173,000) and additional paid-in capital ($343,000) were understated as a result of an understatement in the amount of stock-based compensation previously expensed.

•	Inventory on hand was overstated and cost of sales was understated by $71,000 ($52,000 net of tax) as a result of not recording scrap and shrinkage for inventory held at a vendor location.

•	Prepaid expense was understated and cost of sales was overstated by $15,000 ($11,000 net of tax) for unrecorded vendor credits.

•	Bonus expense and accrued expense were understated by $20,000 ($15,000 net of tax) for an additional bonus net of bonus over accruals.

The errors in the accounting for the above items resulted in an overstatement of income from continuing operations before provision for income taxes of $76,000, an understatement of provision for income taxes of $150,000, an overstatement of income from continuing operations of $226,000, and an overstatement of primary and fully diluted earnings per common share of $0.03 for the year ended October 31, 2013.

The Company reviewed the accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the errors to be immaterial to any prior period’s presentation. The accompanying 2013 audited financial statements reflect the corrections of the aforementioned immaterial errors.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd. and its wholly owned subsidiary, Cables Unlimited, Inc. (“Cables Unlimited”) (collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 31, 2014, the Company performed a qualitative assessment of factors to determine whether it was necessary to perform impairment testing. Based on the results of the work performed, the Company concluded that no impairment loss was warranted at October 31, 2014. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statement of Income.

On June 15, 2011, the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of October 31, 2014, the goodwill balance related solely to the Cables Unlimited acquisition. No goodwill impairment occurred in 2014 or 2013.

Long-lived assets including goodwill

The Company assesses property, plant and equipment and intangible assets, which are considered definite-lived assets for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment.

In addition, we test our goodwill and trademarks, indefinite-lived assets, for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. No goodwill or trademark impairments have been identified in any of the years presented.

Intangible assets

Intangible assets consist of the following as of October 31 (in thousands):

F-9

	2014	2013
Amortizable intangible assets:
Non-compete agreements (estimated life 5 years)	$200	$200
Accumulated amortization	(135)	(95)
	65	105

Customer relationships (estimated life 9.6 years)	1,730	1,730
Accumulated amortization	(608)	(428)
	1,122	1,302

Totals	$1,187	$1,407

Non-amortizable intangible assets:
Trademarks	$410	$410

Amortization expense for the years ended October 31, 2014 and 2013 was $220,000 for each year.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount

2015	$220
2016	206
2017	180
2018	180
2019	180
Thereafter	221
Total	$1,187

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $147,000 and $195,000 in 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2014 and 2013, the Company recognized $948,000 and $998,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2014 and 2013, charges related to stock-based compensation amounted to approximately $390,000 and $232,000, respectively.  For the fiscal years ended October 31, 2014 and 2013, stock-based compensation classified in cost of sales amounted to $67,000 and $58,000 and stock-based compensation classified in selling, general and engineering expense amounted to $323,000 and $174,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2014 and 2013, that were not included in the computation because they were anti-dilutive, totaled 328,569 and 21,177, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2014	2013
Numerators:
Consolidated net income (A)	$1,439,000	$3,602,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	8,215,688	7,600,029
Add effects of potentially dilutive securities - assumed exercise of stock options	526,337	855,602

Weighted average shares outstanding for diluted earnings per share (C)	8,742,025	8,455,631

Basic earnings per share (A)/(B)	$0.18	$0.47

Diluted earnings per share (A)/(C)	$0.16	$0.43

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Recent accounting standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the year ended October 31, 2014, the Company recognized approximately $25,000 and $136,000 of royalty income related to the RF Neulink Agreement and RadioMobile, respectively, which amounts have been included within discontinued operations.

The following summarized financial information related to the RF Neulink and RadioMobile divisions is segregated from continuing operations and reported as discontinued operations for the years ended October 31, 2014 and 2013 (in thousands):

F-11

	2014	2013

Royalties	$161	$-
Net sales	-	1,230
Total revenue	$161	$1,230

Cost of sales	-	1,609
Gross profit (loss)	161	(379)

Operating expenses	-	1,400
Operating income (loss)	161	(1,779)
Provision (benefit) for income taxes	58	(639)
Income (loss) from discontinued operations, net of tax	$103	$(1,140)

Note 3 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2014, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $14.2 million.

One customer accounted for approximately 34% and 50% of the Company’s net sales for the fiscal year ended October 31, 2014 and 2013, respectively. At October 31, 2014 and October 31, 2013, this customer’s account receivable balance accounted for approximately 22% and 27%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Sales of one product line accounted for $2.5 million or 11% and $14.0 million or 38% of net sales for the fiscal year ended October 31, 2014 and 2013, respectively. The Company has a standard written purchase order with this customer and, therefore, this customer does not have any minimum purchase obligations and could stop buying the product at any time. A reduction, delay or cancellation of orders for this product or the loss of this customer could significantly reduce the Company’s revenues and profits.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	2014	2013

Raw materials and supplies	$1,784	$1,842
Work in process	12	15
Finished goods	3,463	4,067

Totals	$5,259	$5,924

Purchases of inventory from two major vendors during 2014 represented 15% and 14% of total inventory purchases compared to two major vendors who represented 20% and 17% of total inventory purchases in 2013. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2014	2013

Wages payable	$840	$1,188
Accrued receipts	422	376
Other current liabilities	160	197

Totals	$1,422	$1,761

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2014 and 2013 (in thousands):

	2014	2013

United States	$21,452	$35,115
Foreign Countries:
Canada	531	638
Israel	321	289
Mexico	527	413
All Other	284	170
	1,663	1,510

Totals	$23,115	$36,625

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the years ended October 31, 2014 and 2013 are as follows (in thousands):

	RF Connector		Medical
	and	Cables	Cabling and
2014	Cable Assembly	Unlimited	Interconnector	Corporate	Total
Net sales	$13,156	$7,247	$2,712	$-	$23,115
Income (loss) from continuing operations before provision for income taxes	2,161	(478)	588	24	2,295
Depreciation and amortization	186	380	26	-	592
Total assets	5,818	6,804	567	15,840	29,029

2013
Net sales	$14,254	$19,329	$3,042	$-	$36,625
Income from continuing operations before provision for income taxes	2,105	3,888	723	6	6,722
Depreciation and amortization	232	357	44	19	652
Total assets	6,656	7,659	813	13,962	29,090

Note 7 - Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2014 and 2013 consists of the following (in thousands):

	2014	2013
Current:
Federal	$839	$1,650
State	180	191
	1,019	1,841
Deferred:
Federal	(54)	146
State	(6)	(7)
	(60)	139

	$959	$1,980

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision for income taxes as follows (in thousands, except percentages):

	2014		2013
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income tax at Federal statutory rate	$780	34.0%	$2,286	34.0%
State tax provision, net of Federal tax benefit	135	5.9%	227	3.3%
Nondeductible differences:
ISO stock options, net	54	2.4%	(324)	-4.8%
Qualified domestic production activities deduction	(32)	-1.4%	(87)	-1.3%
Other	28	1.1%	40	0.6%
R&D credit	(6)	-0.2%	(87)	-1.3%
Other	-	-	(75)	-1.1%
Provision for income taxes	$959	41.8%	$1,980	29.4%

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2014 and 2013 are as follows (in thousands):

F-14

	2014	2013

Current Assets:
Allowance for doubtful accounts	$12	$40
Accrued vacation	118	144
State income taxes	26	25
Stock based compensation awards	162	173
Section 263A costs	97	103
Other	1	10
Total current assets	416	495

Long-Term Assets:
Amortization / intangible assets	76	90

Long-Term Liabilities:
Amortization / intangible assets	(618)	(708)
Depreciation / equipment and furnishings	(269)	(332)
Net long-term deferred tax liabilities	(811)	(950)

Total deferred tax liabilities	$(395)	$(455)

The Company had no unrecognized tax benefits nor any gross liability for unrecognized tax benefits at October 31, 2014 and 2013.

As of October 31, 2014 and October 31, 2013, $0 of accrued interest and penalties were included in other long-term liabilities in the balance sheet.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2010 through October 31, 2014 remain subject to examination.

Note 8 - Stock options

Incentive and non-qualified stock option plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The 2000 Option Plan expired in May 2010. At the time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors.  Accordingly, as of October 31, 2014, no shares are available for future grant under the 2000 Option Plan.

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”).  In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by the NASDAQ Capital Market listing standards. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. The Company’s shareholders approved the issuance of an additional 500,000 shares of common stock at its annual meeting held on September 5, 2014. As of October 31, 2014, 580,842 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2014 and 2013 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Weighted average volatility	54.4%	42.9%
Expected dividends	4.8%	4.2%
Expected term (in years)	5.6	3.5
Risk-free interest rate	1.31%	0.36%
Weighted average fair value of options granted during the year	$1.83	$1.12
Weighted average fair value of options vested during the year	$4.24	$1.06

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

Additional information regarding all of the Company's outstanding stock options at October 31, 2014 and 2013 and changes in outstanding stock options in 2014 and 2013 follows:

	2014		2013
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Options outstanding at beginning of year	988,215	$2.24	2,004,781	$2.25
Options granted	328,903	$5.83	176,267	$4.80
Options exercised	(204,683)	$2.80	(1,096,750)	$2.52
Options forfeited	(67,503)	$2.10	(96,083)	$4.01
Options outstanding at end of year	1,044,932	$3.27	988,215	$2.24

Options exercisable at end of year	748,843	$2.38	743,169	$1.96

Options vested and expected to vest at end of year	1,040,541	$3.25	972,015	$2.21

Option price range at end of year	$0.05 - $6.91		$0.05 - $6.42

Aggregate intrinsic value of options exercised during year	$1,103,000		$4,137,000

Weighted average remaining contractual life of options outstanding as of October 31, 2014: 5.18 years

Weighted average remaining contractual life of options exercisable as of October 31, 2014: 4.30 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2014: 5.19 years

Aggregate intrinsic value of options outstanding at October 31, 2014: $1.7 million

Aggregate intrinsic value of options exercisable at October 31, 2014: $1.8 million

Aggregate intrinsic value of options vested and expected to vest at October 31, 2014: $1.7 million

As of October 31, 2014, $524,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 5.95 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the year ended October 31, 2014, the Company granted each of its three non-employee directors options to purchase 7,860 shares. The number of stock option shares granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black Scholes model ($1.91 per share). These options vest ratably over fiscal year 2014.

Note 9 - Retirement plan

The Company has a 401(K) plan available to its employees. For the year ended October 31, 2014, the Company paid $152,000, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

For the year ended October 31, 2013, the Company sponsored a deferred savings and profit sharing plan where substantially all of its employees could participate in and make voluntary contributions to this defined contribution plan after they met certain eligibility requirement. The Company did not make contributions to the plan in 2013.

Note 10 - Related party transactions

The note receivable from stockholder of $67,000 at October 31, 2014 and 2013 is due from the Chief Executive Officer of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by personal property owned by the Chief Executive Officer.

A former director of the Company is an employee of a public relations firm currently used by the Company. For the fiscal years ended October 31, 2014 and 2013, the Company paid the firm $18,000 and $6,000, respectively, for services rendered by that firm.

Note 11 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended October, 31, 2014, July 31, 2014, April 30, 2014 and January 31, 2014 for a total of $2.3 million. The Company paid dividends of $0.07 per share during the three months ended October 31, 2013, July 31, 2013 and April 30, 2013 and $0.10 per share during the three months ended January 31, 2013 for a total of $2.3 million during the year ended October 31, 2013.

Note 12 - Commitments

The Company leases its facilities in San Diego, California, Yaphank, New York and Las Vegas, Nevada under non-cancelable operating leases. The Company amended its San Diego lease in April 2014 extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents, included in accrued expenses and other long-term liabilities, were $6,000 as of October 31, 2014 and $15,000 as of October 31, 2013. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

Rent expense under all operating leases totaled approximately $576,000 and $652,000 in 2014 and 2013, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2014 are as follows (in thousands):

Year ending
October 31,	Amount

2015	$501
2016	406
2017	131
2018	11
Total	$1,049

Note 13 - Legal proceedings

On May 24, 2013, Peter Wyndham, a former employee of the Company, filed a complaint with the San Diego, California office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Peter Wyndham vs. RF Industries, Ltd., Case No. 9-3290-13-087). The complaint alleged that Mr. Wyndham was terminated in November 2012 in retaliation for making disclosures relating to alleged fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint did not seek any specified amount of damages. The Company disputed the retaliation claim and notified its employment practices liability insurance carrier of the demand. Mr. Wyndham has withdrawn his OSHA complaint.

On November 21, 2014, Peter Wyndham filed a complaint for damages against the Company in the United States District Court for the Southern District of California (Peter Wyndham vs. RF Industries, Ltd., Case No. 14CV2792WQHBGS) for violation of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and wrongful termination in violation of public policy. The complaint does not make a demand for any specific sum of damages, but does make a demand for, among other relief, an unspecified amount of compensatory damages (including lost past and future wages and benefits), emotional distress damages, pay in lieu of reinstatement, and punitive damages. The matter has been tendered to the Company’s insurance carrier for defense and indemnification, and counsel appointed by the insurance carrier currently represents the Company in the matter.

Note 14 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of October 31, 2014, no amounts were outstanding under the LOC.

Note 15 - Stock Repurchase Program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of October 31, 2014, the Company repurchased and retired 22,828 shares pursuant to the program.

Note 16 - Subsequent events

On November 20, 2014 the Board of Directors of the Company declared a quarterly dividend of $0.07 per share to be paid on January 15, 2015 to shareholders of record on December 31, 2014.

On January 20, 2015, the Company purchased 100% of the issued and outstanding shares of Comnet Telecom Supply, Inc. from Robert Portera, the sole shareholder of Comnet Telecom. Comnet Telecom is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment. Comnet Telecom is a New York corporation that was formed in 1993. At the closing, the Company paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet Telecom meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,050,000 in cash (of which $300,000 was deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement), and 252,381 shares of the Company’s unregistered common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date). Comnet Telecom will be operated as a stand-alone subsidiary for at least the next two years. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet Telecom. Under the employment agreement, Mr. Portera’s base salary will be $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results will be included in the results of the Fiber Optics segment for the entire fiscal year ending October 31, 2015.

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 29, 2015	By:	/s/ Johnny Walker
Johnny Walker, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 29, 2015	By:	/s/ Johnny Walker
Johnny Walker, Chief Executive Officer (Principal Executive Officer)

Date: January 29, 2015	By:	/s/ Howard F. Hill
Howard F. Hill, Chief Operating Officer
and Director

Date: January 29, 2015	By:	/s/ Mark Turfler
Mark Turfler, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: January 29, 2015	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 29, 2015	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 29, 2015	By:	/s/ Darren Clark
Darren Clark, Director

Date: January 29, 2015	By:	/s/ Joseph Benoit
Joseph Benoit, Director

29