Form 10-Q
period 2015-01-31
R F INDUSTRIES LTD
filed 2015-03-17
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 9, 2015 was 8,509,437.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,922	$14,718
Restricted cash	300	-
Trade accounts receivable, net of allowance for doubtful accounts of $30 and $30	3,414	2,428
Inventories	5,964	5,259
Other current assets	904	618
Deferred tax assets	416	416
TOTAL CURRENT ASSETS	21,920	23,439

Property and equipment:
Equipment and tooling	2,910	2,610
Furniture and office equipment	1,005	777
	3,915	3,387
Less accumulated depreciation	2,996	2,558
Total property and equipment	919	829

Goodwill	5,387	3,076
Amortizable intangible assets, net	2,438	1,187
Non-amortizable intangible assets	950	410
Note receivable from stockholder	67	67
Other assets	21	21
TOTAL ASSETS	$31,702	$29,029

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2015	2014
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,489	$861
Accrued expenses	2,629	1,422
Customer deposit	-	6
Income taxes payable	-	73
TOTAL CURRENT LIABILITIES	4,118	2,362

Deferred tax liabilities	811	811
Other long-term liabilities	318	-
TOTAL LIABILITIES	5,247	3,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,509,437 and 8,255,979 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	85	83
Additional paid-in capital	18,340	17,230
Retained earnings	8,030	8,543
TOTAL STOCKHOLDERS' EQUITY	26,455	25,856
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,702	$29,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2015	2014

Net sales	$6,894	$5,850
Cost of sales	4,394	3,268

Gross profit	2,500	2,582

Operating expenses:
Engineering	217	256
Selling and general	2,257	1,987
Totals	2,474	2,243

Operating income	26	339

Other income – interest	5	7

Income from continuing operations before provision for income taxes	31	346
Provision (benefit) for income taxes	(21)	82

Income from continuing operations	52	264

Income from discontinued operations, net of tax	13	1

Net income	$65	$265

Earnings per share
Basic
Continuing operations	$0.01	$0.03
Discontinued operations	0.00	0.00
Net income per share	$0.01	$0.03

Earnings per share
Diluted
Continuing operations	$0.01	$0.03
Discontinued operations	0.00	0.00
Net income per share	$0.01	$0.03

Weighted average shares outstanding
Basic	8,286,831	8,143,640
Diluted	8,667,771	8,817,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$65	$265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense (recoveries)	5	(15)
Accounts receivable write-off	4	4
Depreciation and amortization	190	149
Stock-based compensation expense	50	47
Excess tax benefit from stock-based compensation	-	(237)
Changes in operating assets and liabilities:
Trade accounts receivable	(151)	650
Inventories	(234)	(35)
Other current assets	(288)	592
Other long-term assets	-	7
Accounts payable	23	(203)
Customer deposit	(6)	-
Income taxes prepaid (payable)	(77)	237
Accrued expenses	(218)	(563)
Net cash provided by (used in) operating activities	(637)	898

INVESTING ACTIVITIES:
Restricted cash	(300)
Acquisition of business (Comnet), net of cash acquired ($541)	(2,249)	-
Capital expenditures	(34)	(10)
Net cash used in investing activities	(2,583)	(10)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	341
Excess tax benefit from exercise of stock options	-	237
Dividends paid	(578)	(570)
Net cash (used in) provided by financing activities	(576)	8

Net (decrease) increase in cash and cash equivalents	(3,796)	896

Cash and cash equivalents, beginning of period	14,718	11,881

Cash and cash equivalents, end of period	$10,922	$12,777

Supplemental cash flow information – income taxes paid	$104	$603
Noncash investing and financing activities:
Stock issuance for acquisition of business (Comnet)	$1,060	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2014 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2014 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2014 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month period ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ending on or before October 31, 2014 include the accounts of RF Industries, Ltd. and Cables Unlimited, Inc. (“Cables Unlimited”), a wholly-owned subsidiary. The unaudited condensed consolidated financial statements for the fiscal quarter ended January 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited and Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014. For periods ending on or before October 31, 2014, references herein to the “Company” shall refer to RF Industries, Ltd. and Cables Unlimited, and for the fiscal quarter ended January 31, 2015, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited and Comnet collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 - Business Acquisition

The Company purchased 100% of the issued and outstanding shares of Comnet from Robert Portera, the sole shareholder of Comnet. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. Comnet is a New York corporation that was formed in 1993. For income tax purposes, both parties have agreed to make an election under Internal Revenue Code 338(h) (10). At the closing, RF Industries, Ltd. paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 has been deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement) and 252,381 shares of RF Industries, Ltd.’s unregistered common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the common stock during the five trading days before the closing date). Comnet will be operated as a stand-alone subsidiary for at least the next two years. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet and receive a base salary of $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014 with an effective closing date of January 20, 2015, Comnet’s financial results will be included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ending October 31, 2015.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. The products manufactured and supplied by Comnet include fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. These products supplement and enhance the existing markets of RF Industries as well as tap into new data center markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Comnet. The capital and other resources required to enhance the Company’s fiber optics market and enter the data center market would have greatly exceeded the purchase price of $4.15 million (excluding the potential earn-out). These factors, among others, contributed to a purchase price in excess of the estimated fair value of Comnet’s net identifiable assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segment and Comnet reporting unit as part of the purchase price allocation. We expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from two to eight years. The purchase price allocation is preliminary as it includes several estimates, which are being refined.

The following table summarizes the components of the estimated purchase price at fair value at November 1, 2014:

Cash consideration paid	$3,090,000
RF Industries, Ltd. common shares issued (252,381 shares)	1,060,000
Earn-out	645,000
Total purchase price	$4,795,000

The following table summarizes the allocation of the estimated purchase price at fair value at November 1, 2014:

Current assets	$1,875,000
Fixed assets	150,000
Intangible assets	1,888,000
Goodwill	2,311,000
Non-interest bearing liabilities	(1,429,000)
Net assets	$4,795,000

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. In the three month period ended January 31, 2015, Comnet contributed $2.2 million of revenue.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the three months ended January 31, 2015, the Company recognized approximately $19,000 and $2,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations. For the three months ended January 31, 2014, the Company recognized approximately $4,000 and $4,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2015	October 31, 2014

Raw materials and supplies	$2,410	$1,784
Work in process	22	12
Finished goods	3,532	3,463

Totals	$5,964	$5,259

Purchases of inventory from two major vendors during the three months ended January 31, 2015 represented 12% and 10% of total inventory purchases. Purchases of inventory from two major vendors during the three months ended January 31, 2014 represented 19% and 15% of total inventory purchases. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 617,310 and 122,069 for the three months ended January 31, 2015 and 2014, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2015	2014

Weighted average shares outstanding for basic earnings per share	8,286,831	8,143,640

Add effects of potentially dilutive securities-assumed exercise of stock options	380,940	673,711

Weighted average shares for diluted earnings per share	8,667,771	8,817,351

Note 6 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the three months ended January 31, 2015 vest and are exercisable equally over three years and expire in five years from date of grant. During the three months ended January 31, 2015, the Company granted a total of 127,558 incentive stock options to Company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the three months ended January 31, 2015 and 2014 was estimated to be $1.00 and $1.89 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Risk-free interest rate	0.88%	0.69%
Dividend yield	6.35%	4.09%
Expected life of the option	3.5 years	3.5 years
Volatility factor	47.4%	49.2%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2015 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the three months ended January 31, 2015, the Company issued 252,381 shares of common stock valued at approximately $1,060,000 to the former owner of Comnet as part of the purchase price of the Comnet acquisition. The Comnet acquisition is more fully described in Note 2 of this report.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2015 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2014	1,044,932	$3.27
Options granted	172,306	$4.41
Options exercised	-	$-
Options canceled or expired	(7,110)	$3.65
Options outstanding at January 31, 2015	1,210,128	$3.43
Options exercisable at January 31, 2015	760,030	$2.41
Options vested and expected to vest at January 31, 2015	1,201,838	$3.41

Weighted average remaining contractual life of options outstanding as of January 31, 2015: 4.93 years

Weighted average remaining contractual life of options exercisable as of January 31, 2015: 4.08 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2015: 4.95 years

Aggregate intrinsic value of options outstanding at January 31, 2015: $1.8 million

Aggregate intrinsic value of options exercisable at January 31, 2015: $1.7 million

Aggregate intrinsic value of options vested and expected to vest at January 31, 2015: $1.8 million

As of January 31, 2015, $640,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 4.68 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2015, the Company granted each of its three non-employee directors 44,748 options. The number of stock options granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black-Scholes model ($1.01 per share). These options vest ratably over fiscal year 2015.

Stock option expense

During the three months ended January 31, 2015 and 2014, stock-based compensation expense totaled $50,000 and $47,000, respectively. For the three months ended January 31, 2015 and 2014, stock-based compensation classified in cost of sales amounted to $15,000 and $9,000, respectively, and stock-based compensation classified in selling and general expense amounted to $35,000 and $38,000, respectively.

Note 7 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2015, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $10.6 million.

One customer accounted for approximately 17% and 35% of the Company’s net sales for the three month periods ended January 31, 2015 and 2014, respectively. At January 31, 2015 and October 31, 2014, this customer’s account receivable balance accounted for approximately 19% and 22%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

There was no product line that was significant for the three months ended January 31, 2015. Sales of one product line accounted for $1.1 million or 18% of net sales for the three months ended January 31, 2014.

Note 8 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company currently has three segments - RF Connector and Cable Assembly, Custom Cabling Manufacturing and Assembly and Medical Cabling and Interconnector based upon this evaluation.

The RF Connector and Cable Assembly segment and the Custom Cabling Manufacturing and Assembly segment currently are each comprised of two divisions, whereas the Medical Cabling and Interconnector segment is comprised of one division. The four divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet and Bioconnect. The other division aggregated into the RF Connector and Cable Assembly segment has similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company (i) aggregates the Connector and Cable Assembly division and the Aviel division into the RF Connector and Cable Assembly segment; (ii) aggregates Cables Unlimited and Comnet into the Custom Cabling Manufacturing and Assembly segment; and (iii) has defined the Bioconnect Division as the Medical Cabling and Interconnector segment.

In its operation of the business, management, including our chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented profit and loss statements before taxes, depreciation and amortization to evaluate performance of individual operating segments. The segment information in this note is reported on that basis.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2015 and 2014 (in thousands):

	Three Months Ended January 31,
	2015	2014

United States	$6,596	$5,448
Foreign Countries:
Canada	114	102
Israel	52	65
Mexico	94	122
All Other	38	113
	298	402

Totals	$6,894	$5,850

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended January 31, 2015 and 2014 are as follows (in thousands):

	RF Connector and	Custom Cabling Manufacturing and	Medical Cabling and
	Cable Assembly	Assembly	Interconnector	Corporate	Total
2015
Net sales	$2,701	$3,617	$576	$-	$6,894

Income (loss) from continuing operations before provision (benefit) for income taxes	65	(164)	125	5	31
Depreciation and amortization	41	144	5	-	190

2014
Net sales	$2,972	$2,127	$751	$-	$5,850

Income (loss) from continuing operations before provision (benefit) for income taxes	368	(167)	140	5	346
Depreciation and amortization	49	92	8	-	149

Note 9 - Income tax provision (benefit)

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision (benefit) for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The provision (benefit) for income taxes was (68)% and 24% of income before income taxes for the three months ended January 31, 2015 and January 31, 2014, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the discrete benefit from R&D credits related to the tax year ended October 31, 2014 which were recognized this quarter due to the change in tax law taking effect on December 19, 2014.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3.

The total amount of unrecognized tax benefits was $0 as of January 31, 2015 and October 31, 2014. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of January 31, 2015 and October 31, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended January 31, 2015.

Note 10 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	January 31, 2015	October 31, 2014
Amortizable intangible assets:
Non-compete agreements	$253	$200
Accumulated amortization	(151)	(135)
	102	65

Customer relationships	3,025	1,730
Accumulated amortization	(689)	(608)
	2,336	1,122

Totals	$2,438	$1,187

Non-amortizable intangible assets:
Trademarks	$950	$410

 Note 11 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2015	October 31, 2014

Wages payable	$840	$840
Accrued receipts	798	422
Earn-out liability	318	-
Other current liabilities	673	160

Totals	$2,629	$1,422

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 12 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of January 31, 2015, no amounts were outstanding under the LOC.

Note 13 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of January 31, 2015, the aggregate remaining minimum lease payments under this lease totaled $513,000.

In March 2015, the Company amended its lease for the facility in Las Vegas, Nevada to extend the term of the lease to April 2016.

Note 14 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended January 31, 2015 for a total of $578,000. The Company paid dividends of $0.07 per share during the three months ended January 31, 2014 for a total of $570,000.

Note 15 - Stock Repurchase Program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of January 31, 2015, the Company repurchased and retired 22,828 shares, all during fiscal 2014, pursuant to the program.

Note 16 - Legal proceedings

On May 24, 2013, Peter Wyndham, a former employee of the Company, filed a complaint with the San Diego, California, office of the U.S. Department of Labor-OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Peter Wyndham vs. RF Industries, Ltd., Case No. 9-3290-13-087). The complaint alleged that Mr. Wyndham was terminated in November 2012 in retaliation for making disclosures relating to alleged fraudulent accounting practices and lack of compliance with U.S. GAAP; violations of multiple Securities and Exchange Commission rules and regulations; and fraud against the shareholders. The complaint did not seek any specified amount of damages. The Company disputed the retaliation claim and notified its employment practices liability insurance carrier of the demand. Mr. Wyndham has withdrawn his OSHA complaint.

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

Note 17 - Subsequent events

At its March 11, 2015 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on April 15, 2015 to stockholders of record on March 31, 2015.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2014 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In addition, we test our goodwill and trademarks and indefinite-lived assets, for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. No goodwill or trademark impairments have been identified in any of the years presented.

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

The Company purchased all of the issued and outstanding shares of Comnet Telecom Supply, Inc. (“Comnet”) from Robert Portera, its sole shareholder. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment.

At the closing, the Company paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 has been deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the acquisition agreement), and 252,381 shares of the Company’s unregistered shares of common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date). Comnet will be operated as a stand-alone subsidiary for at least the next two years.

In connection with the acquisition, the Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet. Under the employment agreement, Mr. Portera’s base salary will be $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary.

The purchase of Comnet was completed on January 20, 2015; however, the purchase was effective for accounting purposes as of November 1, 2014.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of January 31, 2015, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of January 31, 2015, the Company had cash and cash equivalents equal to $10.9 million.

·	As of January 31, 2015, the Company had $21.9 million in current assets and $4.1 million in current liabilities.

·	As of January 31, 2015, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

The foregoing balance sheet data, including cash balances and outstanding debt on a consolidated basis, includes the effects of the purchase of Comnet on January 20, 2015. In particular, the foregoing cash balance reflects the payment of approximately $3.3 million in connection with the purchase of Comnet. The payments included the cash portion of the purchase price that was paid for Comnet ($3,090,000), bonuses and similar cash payments made to employees of Comnet ($200,000), and other legal and accounting expenses incurred through that date in connection with the acquisition.

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

As part of its announced business plan, the Company may from time to time acquire other companies in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which payments may reduce the Company’s future liquidity and capital resources.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of January 31, 2015, the Company has repurchased and retired 28,828 shares pursuant to this program.

The Company used $637,000 of cash from operating activities for the three months ended January 31, 2015. The decrease in cash from operating activities was due in part to the purchase of additional inventories and the repayment of certain accounts payable and expenses, which decreases were partially offset by other non-cash charges, such as $190,000 for depreciation and amortization and $50,000 of stock based compensation. Additionally, the Company used $2.2 million, net of $541,000 of cash acquired, to acquire Comnet and also $300,000 has been deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement. The Company also paid $578,000 of dividends to its stockholders

As of January 31, 2015, the Company had a total of $10.9 million of cash and cash equivalents compared to a total of $14.7 million of cash and cash equivalents as of October 31, 2014. As of January 31, 2015, the Company had working capital of $17.9 million and a current ratio of approximately 5.5:1.

Results of Operations

References in the following financial discussion for the fiscal quarter ended January 31, 2014 to the “Company” refer to RF Industries, Ltd. and Cables Unlimited, and for the fiscal quarter ended January 31, 2015, references to the “Company” refer to RF Industries, Ltd., Cables Unlimited, and Comnet collectively.

Three Months Ended January 31, 2015 vs. Three Months Ended January 31, 2014

Net sales for the three months ended January 31, 2015 (the “fiscal 2015 quarter”) increased by 18% or $1.0 million to $6.9 million from $5.9 million for the three months ended January 31, 2014 (the “fiscal 2014 quarter”) primarily due to $2.2 million of additional sales generated due to the acquisition of Comnet. Excluding the net sales that were generated by newly acquired Comnet, the aggregate net sales of the Company’s other divisions decreased in the fiscal 2015 quarter compared to the fiscal 2014 quarter. Comnet is included in the Company’s “Custom Cabling Manufacturing and Assembly” segment, which segment now consists of Comnet and Cables Unlimited, Inc. As a result of Comnet’s addition, that segment generated $3.6 million of sales in the fiscal 2015 quarter, an increase of $1.5 million or 70%, compared to the fiscal 2014 quarter. However, net sales at Cables Unlimited, Inc. decreased to $1.4 million in the fiscal 2015 quarter from $2.1 million in the fiscal 2014 quarter. The RF Connector and Cable Assembly and the Medical Cabling and Interconnect segments also experienced decreased sales in the fiscal 2015 quarter compared to the fiscal 2014 quarter. The RF Connector and Cable Assembly segment generated sales of $2.7 million for the fiscal 2015 quarter, a decrease of $300,000 or 10%, compared to the prior year period.  The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnector segment generated net sales of $576,000 in the fiscal 2015 quarter, a decrease of $175,000 or 23% over the prior comparable period. The decrease in medical cabling revenue was due to decreased sales to a significant existing customer.

The Company’s gross profit as a percentage of sales decreased by 8% to 36% during the fiscal 2015 quarter compared to 44% in the fiscal 2014 quarter primarily due to 1) the decline in higher margin sales of Optiflex, 2) certain fixed manufacturing costs spread over a lower revenue base, and 3) the acquisition of Comnet. Comnet’s gross margins historically have been lower than the gross margins of the Company in general because of Comnet’s focus on higher volume and lower margin sales. Accordingly, the acquisition of Comnet is expected to reduce the Company’s aggregate gross margins in the future.

Engineering expenses decreased $39,000 or 15% in the fiscal 2015 quarter to $217,000 compared to $256,000 in the fiscal 2014 quarter due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $300,000, or 15%, in the fiscal 2015 quarter to $2.3 million from $2.0 million in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was primarily due to additional expenses generated due to the acquisition of Comnet. Excluding the addition of the selling and general expenses attributable to Comnet, the selling and general expenses of the Company decreased in the fiscal 2015 quarter compared to the fiscal 2014 quarter as the Company took steps to reduce its costs in response to the decrease in net sales. The principal savings in the fiscal 2015 quarter resulted from a decrease in compensation and benefits expense due to a decrease in headcount in fiscal 2014.

The income tax benefit during the fiscal 2015 quarter was $21,000 (or an effective tax rate of approximately 68%), compared to a tax provision of $82,000 in the fiscal quarter 2014 (or an effective tax rate of approximately 24%). The significant decrease in the fiscal 2015 quarter tax is due to the significantly lower income before provision for income taxes during the period. Additionally, the reduction in the effective tax rate is primarily attributable to the discrete benefit from research and development credits related to the tax year ended October 31, 2014 which were recognized this quarter due to the change in tax law taking effect on December 19, 2014. Management believes that this trend may not continue for the remainder of fiscal year 2015 and, accordingly, anticipates that the effective tax rate will increase.

Income from discontinued operations, net of tax, during the fiscal 2015 quarter was $13,000 compared to $1,000 in the fiscal 2014 quarter. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated March 17, 2015 announcing the financial results for the fiscal quarter ended January 31, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 17, 2015	By:	/s/ Johnny Walker
Johnny Walker Chief Executive Officer

Date: March 17, 2015	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer

