Form 10-Q
period 2015-04-30
R F INDUSTRIES LTD
filed 2015-06-15
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 5, 2015 was 8,561,164.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,393	$14,718
Trade accounts receivable, net of allowance for doubtful accounts of $39 and $30	4,162	2,428
Inventories	5,551	5,259
Other current assets	612	618
Deferred tax assets	416	416
TOTAL CURRENT ASSETS	21,134	23,439

Property and equipment:
Equipment and tooling	2,813	2,610
Furniture and office equipment	845	777
	3,658	3,387
Less accumulated depreciation	2,744	2,558
Total property and equipment	914	829

Goodwill	5,387	3,076
Amortizable intangible assets, net	2,335	1,187
Non-amortizable intangible assets	950	410
Note receivable from stockholder	67	67
Other assets	21	21
TOTAL ASSETS	$30,808	$29,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2015	2014
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,422	$867
Accrued expenses	1,652	1,422
Income taxes payable	242	73
TOTAL CURRENT LIABILITIES	3,316	2,362

Deferred tax liabilities	811	811
Other long-term liabilities	318	-
TOTAL LIABILITIES	4,445	3,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,510,697 and 8,255,979 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	85	83
Additional paid-in capital	18,395	17,230
Retained earnings	7,883	8,543
TOTAL STOCKHOLDERS' EQUITY	26,363	25,856
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,808	$29,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Net sales	$8,076	$5,764	$14,969	$11,614
Cost of sales	5,007	3,012	9,400	6,280

Gross profit	3,069	2,752	5,569	5,334

Operating expenses:
Engineering	225	214	442	470
Selling and general	2,121	1,775	4,378	3,762
Totals	2,346	1,989	4,820	4,232

Operating income	723	763	749	1,102

Other income – interest	10	7	15	14

Income from continuing operations before provision for income taxes	733	770	764	1,116
Provision for income taxes	286	310	264	393

Income from continuing operations	447	460	500	723

Income from discontinued operations, net of tax	1	18	14	19

Net income	$448	$478	$514	$742

Earnings per share - Basic:

Continuing operations	$0.05	$0.06	$0.06	$0.09
Discontinued operations	0.00	0.00	0.00	0.00
Net income per share	$0.05	$0.06	$0.06	$0.09

Earnings per share - Diluted:

Continuing operations	$0.05	$0.05	$0.06	$0.08
Discontinued operations	0.00	0.00	0.00	0.00
Net income per share	$0.05	$0.05	$0.06	$0.08

Weighted average shares outstanding:
Basic	8,509,970	8,208,278	8,395,952	8,175,376
Diluted	8,883,182	8,746,358	8,773,667	8,789,752

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$514	$742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt (recovery) expense	12	(29)
Accounts receivable write-off	4	4
Depreciation and amortization	389	294
Stock-based compensation expense	101	271
Inventory write-off	10	-
Excess tax benefit from stock-based compensation	-	(277)
Changes in operating assets and liabilities:
Trade accounts receivable	(907)	494
Inventories	169	421
Other current assets	4	865
Other long-term assets	-	9
Accounts payable	(49)	(484)
Income taxes payable	164	277
Accrued expenses	(1,195)	(587)
Net cash provided by (used in) operating activities	(784)	2,000

INVESTING ACTIVITIES:
Acquisition of business (Comnet), net of cash acquired ($541)	(2,249)	-
Capital expenditures	(124)	(59)
Net cash used in investing activities	(2,373)	(59)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	462
Excess tax benefit from exercise of stock options	-	277
Dividends paid	(1,174)	(1,145)
Net cash used in financing activities	(1,168)	(406)

Net increase (decrease) in cash and cash equivalents	(4,325)	1,535

Cash and cash equivalents, beginning of period	14,718	11,881

Cash and cash equivalents, end of period	$10,393	$13,416

Supplemental cash flow information – income taxes paid	$104	$-
Noncash investing and financing activities:
Stock issuance for acquisition of business (Comnet)	$1,060	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2014 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2014 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2014 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ending on or before October 31, 2014 include the accounts of RF Industries, Ltd. and Cables Unlimited, Inc. (“Cables Unlimited”), a wholly-owned subsidiary. The unaudited condensed consolidated financial statements for the three and six months ended April 30, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited and Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014. For periods ending on or before October 31, 2014, references herein to the “Company” shall refer to RF Industries, Ltd. and Cables Unlimited, and for all periods after October 31, 2014, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited and Comnet, collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill acquired was allocated to our operating segment and Comnet reporting unit as part of the purchase price allocation. We expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from two to eight years. The purchase price allocation is preliminary as the valuation being performed to record the business combination includes several estimates, which are being refined.

The following table summarizes the components of the estimated purchase price at fair value at November 1, 2014:

Cash consideration paid	$3,090,000
RF Industries, Ltd. common shares issued (252,381 shares)	1,060,000
Earn-out	645,000
Total purchase price	$4,795,000

The following table summarizes the preliminary allocation of the estimated purchase price at fair value at November 1, 2014:

Current assets	$1,875,000
Fixed assets	150,000
Intangible assets	1,888,000
Goodwill	2,311,000
Non-interest bearing liabilities	(1,429,000)
Net assets	$4,795,000

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. In the three and six month periods ended April 30, 2015, Comnet contributed $2.8 million and $5.0 million of revenue, respectively.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the three and six months ended April 30, 2015, the Company recognized approximately $1,000 and $22,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations. For the three and six months ended April 30, 2014, the Company recognized approximately $9,000 and $4,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2015	October 31, 2014

Raw materials and supplies	$2,182	$1,784
Work in process	8	12
Finished goods	3,361	3,463

Totals	$5,551	$5,259

Purchases of inventory from three major vendors during the six months ended April 30, 2015 represented 13%, 11% and 7% of total inventory purchases compared to 18%, 13% and 10% of total inventory purchases for the same period in 2014. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 624,209 and 228,903 for the three months ended April 30, 2015 and 2014, and 624,209 and 228,069 for the six months ended April 30, 2015 and 2014, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Weighted average shares outstanding for basic earnings per share	8,509,970	8,208,278	8,395,952	8,175,376

Add effects of potentially dilutive securities-assumed exercise of stock options	373,212	538,080	377,715	614,376

Weighted average shares outstanding for diluted earnings per share	8,883,182	8,746,358	8,773,667	8,789,752

Note 6 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the six months ended April 30, 2015 vest and are exercisable equally over three years and expire in five years from date of grant. During the three and six months ended April 30, 2015, the Company granted a total of zero and 127,558 incentive stock options, respectively, to Company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the six months ended April 30, 2015 and 2014 was estimated to be $1.00 and $1.99 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Risk-free interest rate	0.89%	1.11%
Dividend yield	6.38%	4.38%
Expected life of the option	3.5 years	5.0 years
Volatility factor	47.3%	52.9%

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

Issuances of common stock by the Company

During the six months ended April 30, 2015, the Company issued 252,381 shares of common stock valued at approximately $1,060,000 to the former owner of Comnet as part of the purchase price of the Comnet acquisition. The Comnet acquisition is more fully described in Note 2 of this report.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2015 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2014	1,044,932	$3.27
Options granted	181,039	$4.39
Options exercised	(1,337)	$3.16
Options canceled or expired	(8,944)	$3.99
Options outstanding at April 30, 2015	1,215,690	$3.43
Options exercisable at April 30, 2015	777,378	$2.49
Options vested and expected to vest at April 30, 2015	1,207,400	$3.41

Weighted average remaining contractual life of options outstanding as of April 30, 2015: 4.7 years

Weighted average remaining contractual life of options exercisable as of April 30, 2015: 3.9 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2015: 4.7 years

Aggregate intrinsic value of options outstanding at April 30, 2015: $1.5 million

Aggregate intrinsic value of options exercisable at April 30, 2015: $1.5 million

Aggregate intrinsic value of options vested and expected to vest at April 30, 2015: $1.5 million

As of April 30, 2015, $593,000 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 4.05 years.

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

On April 6, 2015, Howard Hill, the Company’s Chief Operating Officer, took an indefinite medical leave of absence. During the quarter ended April 30, 2015, the Company granted Mr. Hill 8,733 options to continue to serve on the Board. The number of stock options granted was determined by dividing $7,500 by the fair value of a stock option grant using the Black-Scholes model ($0.86 per share). These options vest ratably from May 1, 2015 over the remaining fiscal year 2015.

Stock option expense

During the six months ended April 30, 2015 and 2014, stock-based compensation expense totaled $101,000 and $271,000, respectively. During the three months ended April 30, 2015 and 2014, stock-based compensation expense totaled $51,000 and $224,000, respectively. For the six months ended April 30, 2015 and 2014, stock-based compensation classified in cost of sales amounted to $29,000 and $30,000, respectively, and stock-based compensation classified in selling and general expense amounted to $72,000 and $241,000, respectively.

Note 7 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2015, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $9.6 million.

One customer accounted for approximately 25% and 33% of the Company’s net sales for the six month periods ended April 30, 2015 and 2014, respectively. This same customer accounted for approximately 22% and 30% of the Company’s net sales for the three months ended April 30, 2015 and 2014, respectively. At April 30, 2015 and October 31, 2014, this customer’s account receivable balance accounted for approximately 28% and 34%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

There was no product line that was significant for the three and six months ended April 30, 2015. Sales of one product line accounted for $399,000 or 7% of net sales and $1.5 million or 13% of net sales for the three and six months ended April 30, 2014, respectively.

Note 8 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics and divisions are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. The Company currently has three segments - RF Connector and Cable Assembly, Custom Cabling Manufacturing and Assembly, and Medical Cabling and Interconnector based upon this evaluation.

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

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company (i) aggregates the Connector and Cable Assembly division and the Aviel division into the RF Connector and Cable Assembly segment; (ii) aggregates the Cables Unlimited and Comnet subsidiaries into the Custom Cabling Manufacturing and Assembly segment; and (iii) has defined the Bioconnect Division as the Medical Cabling and Interconnector segment.

In its operation of the business, management, including our chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented profit and loss statements before taxes, depreciation and amortization to evaluate performance of individual operating segments. The segment information in this note is reported on that basis.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six months ended April 30, 2015 and 2014 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

United States	7,719	$5,314	$14,314	$10,762
Foreign Countries:
Canada	112	107	226	209
Israel	135	157	188	222
Mexico	95	136	189	258
All Other	15	50	52	163
	357	450	655	852

Totals	$8,076	$5,764	$14,969	$11,614

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended April 30, 2015 and 2014 are as follows (in thousands):

	RF Connector	Custom Cabling	Medical
	and	Manufacturing and	Cabling and
	Cable Assembly	Assembly	Interconnector	Corporate	Total
2015
Net sales	$3,339	$4,252	$485		$8,076
Income from continuing operations before provision for income taxes	448	145	130	10	733
Depreciation and amortization	41	153	5		199

2014
Net sales	$3,312	$1,740	$712	$-	$5,764
Income (loss) from continuing operations before provision for income taxes	590	(19)	193	6	770
Depreciation and amortization	47	91	7	-	145

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the six months ended April 30, 2015 and 2014 are as follows (in thousands):

	RF Connector	Custom Cabling	Medical
	and	Manufacturing and	Cabling and
	Cable Assembly	Assembly	Interconnector	Corporate	Total
2015
Net sales	$6,040	$7,869	$1,060	$-	$14,969
Income from continuing operations before provision for income taxes	404	69	276	15	764
Depreciation and amortization	82	297	10	-	389

2014
Net sales	$6,284	$3,867	$1,463	$-	$11,614
Income (loss) from continuing operations before provision for income taxes	958	(186)	333	11	1,116
Depreciation and amortization	96	183	15	-	294

Note 9 -Income tax provision

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

The provision for income taxes was 39% and 40% of income before income taxes for the three months ended April 30, 2015 and April 30, 2014, respectively, and 35% and 35% of income before income taxes for the six months ended April 30, 2015 and April 30, 2014, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the discrete benefit from R&D credits related to the tax year ended October 31, 2014 which were recognized in the first quarter due to the change in tax law taking effect on December 19, 2014.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3.

The total amount of unrecognized tax benefits was $0 as of April 30, 2015 and October 31, 2014. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of April 30, 2015 and October 31, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended April 30, 2015.

Note 10 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	April 30, 2015	October 31, 2014
Amortizable intangible assets:
Non-compete agreements	$253	$200
Accumulated amortization	(164)	(135)
	89	65

Customer relationships	3,025	1,730
Accumulated amortization	(779)	(608)
	2,246	1,122

Totals	$2,335	$1,187

Non-amortizable intangible assets:
Trademarks	$950	$410

Note 11 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	April 30, 2015	October 31, 2014

Wages payable	$632	$840
Accrued receipts	519	422
Earn-out liability	327	-
Other current liabilities	174	160

Totals	$1,652	$1,422

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $318,000 is recorded in other long-term liabilities.

Note 12 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of April 30, 2015, no amounts were outstanding under the LOC.

Note 13 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of April 30, 2015, the aggregate remaining minimum lease payments under this lease totaled $456,000.

The Cables Unlimited Division leases an approximately 12,000 square foot facility located in Yaphank, New York. The lease for this space expires June 30, 2016. However, Cables Unlimited has a one-time option to extend the term of the lease for an additional five year term. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

In March 2015, the Company amended its lease for its approximately 4,500 square foot facility located in Las Vegas, Nevada to extend the term of the lease to April 2016. The Las Vegas facility is used by the Company’s Aviel Electronics Division. Aviel’s monthly rent expense under the lease is $4,270 per month.

The newly acquired Comnet Telecom Division leases approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s monthly rent expense under the leases is approximately $11,655 per month for these facilities which expires in September 2017.

Note 14 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended April 30, 2015 and January 31, 2015 for a total of $1.2 million. The Company paid dividends of $0.07 per share during the three months ended April 30, 2014 and January 31, 2014 for a total of $1.1 million.

Note 15 - Stock repurchase program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of April 30, 2015, the Company repurchased and retired 22,828 shares, all during fiscal 2014, pursuant to the program.

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

Note 17 - Subsequent events

On May 19, 2015, the Company purchased the Comp Pro braided product line (“Comp Pro Product Line”) from JMA Wireless for a total purchase price of $700,000 cash. The Comp Pro Product Line utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. The Comp Pro Product Line is used by wireless network operators, installers and distributors in North America and other parts of the world. Included in the purchase is inventory, designs, intellectual property rights and to manufacture and sell the Comp Pro Product Line. Financial results for the Comp Pro Product Line will be included in the results of the RF Connector and Cable Assembly segment beginning in the Company’s fiscal quarter ending July 31, 2015.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech Electronics, Inc., (“Rel-Tech”), a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses, for a total purchase price of up to $3,100,000, which consisted of $2,100,000 in cash, 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met over a three-year period, cash earn-out payments of up to $800,000. Privately-owned Rel-Tech, which will operate as a stand-alone subsidiary for at least the next two years, had revenues of approximately $7.7 million for the calendar year 2014. Rel-Tech’s financial results will be included in the results of the Custom Cabling Manufacturing and Assembly segment beginning June 1, 2015.

One of the two original founders, Ralph Palumbo, will remain as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Rel-Tech has also entered into employment agreements to retain the five key managers.

At its June 8, 2015 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on July 15, 2015 to stockholders of record on June 30, 2015.

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

On May 19, 2015, the Company purchased a line of compression connectors for braided cables (“Comp Pro Product Line”) from JMA Wireless for a total purchase price of $700,000 cash. The Comp Pro Product Line assets that the Company acquired include patents, equipment, tools, other intellectual properties, and inventory. Since the acquisition occurred after the end of the fiscal periods included in this Quarterly Report, the acquisition did not affect the results reported herein. However, financial results for the Comp Pro Product Line will be included in the results of the RF Connector and Cable Assembly segment beginning in the Company’s fiscal quarter ending July 31, 2015.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech Electronics, Inc., (“Rel-Tech”), a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses, for a total purchase price of up to $3,100,000, which consisted of $2,100,000 in cash, 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met over a three-year period, cash earn-out payments of up to $800,000. Privately-owned Rel-Tech, which will operate as a stand-alone subsidiary for at least the next two years. Since the acquisition occurred after the end of the fiscal periods included in this Quarterly Report, the acquisition did not affect the results reported herein. However, Rel-Tech’s financial results will be included in the results of the Custom Cabling Manufacturing and Assembly segment beginning June 1, 2015.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of April 30, 2015, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of April 30, 2015, the Company had cash and cash equivalents equal to $10.4 million.

·	As of April 30, 2015, the Company had $21.1 million in current assets and $3.3 million in current liabilities.

·	As of April 30, 2015, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

The Company’s cash balances as of April 30, 2015 have been reduced by approximately $0.7 million on May 19, 2015, and by $2.1 million on June 5, 2015, respectively, as a result of the cash payments made in connection with the purchase of the Comp Pro Product Line and 100% of the issued and outstanding shares of Rel-Tech Electronics.

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

As part of its announced business plan, the Company may from time to time acquire other companies of product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which payments may reduce the Company’s future liquidity and capital resources.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of April 30, 2015, the Company has repurchased and retired 28,828 shares pursuant to this program.

The Company used $784,000 of cash from operating activities for the six months ended April 30, 2015. The decrease in cash from operating activities was due in part to a delay in collecting certain accounts receivables and the repayment of certain accrued expenses, which decreases were partially offset by non-cash charges, such as $389,000 for depreciation and amortization and $101,000 of stock-based compensation. Additionally, the Company used $2.2 million, net of $541,000 of cash acquired, to acquire Comnet. In addition, the Company also deposited $300,000 into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement.

During the six-month period covered by this Quarterly Report, the Company also paid $1.2 million of dividends to its stockholders.

As of April 30, 2015, the Company had a total of $10.4 million of cash and cash equivalents compared to a total of $14.7 million of cash and cash equivalents as of October 31, 2014. As of April 30, 2015, the Company had working capital of $17.8 million and a current ratio of approximately 6.4:1.

Results of Operations

Three Months Ended April 30, 2015 vs. Three Months Ended April 30, 2014

Net sales for the three months ended April 30, 2015 (the “fiscal 2015 quarter”) increased by 40% or $2.3 million to $8.1 million from $5.8 million for the three months ended April 30, 2014 (the “fiscal 2014 quarter”) primarily due to $2.8 million of additional sales generated by the Company’s newly acquired Comnet subsidiary. Excluding the net sales that were generated by Comnet, the aggregate net sales of the Company’s other divisions decreased by $0.5 million in the fiscal 2015 quarter compared to the fiscal 2014 quarter. Comnet is included in the Company’s “Custom Cabling Manufacturing and Assembly” segment, which segment now consists of Comnet and Cables Unlimited, Inc.  As a result of Comnet’s addition, that segment generated $4.3 million of sales in the fiscal 2015 quarter, an increase of $2.6 million or 150%, compared to the fiscal 2014 quarter.  However, net sales at Cables Unlimited, Inc. decreased by $200,000 to $1.5 million in the fiscal 2015 quarter from $1.7 million in the fiscal 2014 quarter. Fiscal 2015 quarter sales for the RF Connector and Cable Assembly segment were flat compared to the fiscal 2014 quarter. The Medical Cabling and Interconnect segment generated net sales of $484,000 in the fiscal 2015 quarter, a decrease of $576,000 or 54% over the prior comparable period. The decrease in medical cabling revenue was primarily due to decreased sales to a significant customer.

The Company’s gross profit as a percentage of sales decreased by 10% to 38% during the fiscal 2015 quarter compared to 48% in the fiscal 2014 quarter primarily due to 1) the decline in higher margin sales of the Optiflex cabling solution by Cables Unlimited, 2) certain fixed manufacturing costs spread over a lower revenue base, and 3) the acquisition of Comnet. Comnet’s gross margins historically have been lower than the gross margins of the Company in general because of Comnet’s focus on higher volume and lower margin sales. Accordingly, the acquisition of Comnet is expected to reduce the Company’s aggregate gross margins in the future.

Engineering expenses increased slightly in the fiscal 2015 quarter at $225,000 compared to $214,000 in the fiscal 2014 quarter. The slight increase is related to salary expense related to engineering activities.  Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $346,000, or 19%, in the fiscal 2015 quarter to $2.1 million from $1.8 million in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was primarily due to additional expenses incurred by Comnet, which expenses were not incurred in the fiscal 2014 quarter. Excluding the addition of the selling and general expenses attributable to Comnet, the selling and general expenses of the Company slightly decreased in the fiscal 2015 quarter compared to the fiscal 2014 quarter. Selling and general expenses in the fiscal 2014 quarter included stock-based compensation expense related to the acceleration of certain stock options of a former employee. However, the Company’s compensation expenses in the fiscal 2015 quarter included the salaries of newly hired employees, including additional sales personnel at Cables Unlimited.

The provision for income taxes during the fiscal 2015 quarter was $286,000 (or an effective tax rate of approximately 39%), compared to $310,000 in the fiscal quarter 2014 (or an effective tax rate of approximately 40%). The decrease for the three months ended April 30, 2015 is due to the lower income before provision for income taxes during the period.

Income from discontinued operations, net of tax, during the fiscal 2015 quarter was $1,000 compared to $18,000 in the fiscal 2014 quarter. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented.

Six Months Ended April 30, 2015 vs. Six Months Ended April 30, 2014

Net sales for the six months ended April 30, 2015 increased by 29% or $3.4 million to $15.0 million from $11.6 million for the six months ended April 30, 2014 primarily due to $5.0 million of additional sales generated by the new Comnet subsidiary. The Company did not own Comnet in the 2014 fiscal period. Excluding the net sales that were generated by newly acquired Comnet, the aggregate net sales of the Company’s other divisions decreased by $1.6 million during the six months ended April 30, 2015 compared to the six months ended April 30, 2014.  The Company’s “Custom Cabling Manufacturing and Assembly” segment (which includes Comnet) generated $7.9 million of net sales for the six months ended April 30, 2015, an increase of $4.0 million or 100% compared to the six months ended April 30, 2014.  However, net sales at Cables Unlimited, Inc. decreased to $1.0 million for the six months ended April 30, 2015 from $3.9 million for the six months ended April 30, 2014 due in part to a continuing decline in the sale of Cables Unlimited’s Optiflex line of special purpose cables.  For the six months ended April 30, 2015, the RF Connector and Cable Assembly segment had net sales of $6.0 million, a decline of $244,000 or 4% from net sales of $6.3 million for the six months ended April 30, 2014. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnect segment generated net sales of $1.1 million in the six months ended April 30, 2015, a decrease of $400,000 or 28% over the prior year’s comparable period. The decrease in medical cabling revenue was primarily due to decreased sales to a significant existing customer.

The Company’s gross profit as a percentage of sales decreased by 9% to 37% during the six months ended April 30, 2014 compared to 46% in the six months ended April 30, 2014 primarily due to 1) the decline in higher margin sales of Optiflex, 2) certain fixed manufacturing costs spread over a lower revenue base, and 3) the acquisition of Comnet. Comnet’s gross margins historically have been lower than the gross margins of the Company in general because of Comnet’s focus on higher volume and lower margin sales. Accordingly, the acquisition of Comnet is expected to reduce the Company’s aggregate gross margins in the future.

Engineering expenses decreased $28,000 or 6% for the six months ended April 30, 2015 to $442,000 compared to $470,000 for the six months ended April 30, 2014 due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $616,000 or 16% during the six months ended April 30, 2015 to $4.4 million from $3.8 million in the comparable prior year period. The increase in selling and general expenses was primarily due to additional expenses of the Company’s new Comnet subsidiary. Excluding the addition of the selling and general expenses attributable to Comnet, the selling and general expenses of the Company decreased in the six months ended April 30, 2015 compared to the six months ended April 30, 2014. Selling and general expenses (other than related to Comnet) decreased in the fiscal 2015 period because (i) the Company incurred certain stock-based compensation expense in 2014 related to the acceleration of certain stock options of a former employee, and (ii) of savings realized in the six months ended April 30, 2015 under a cost cutting program that decreased compensation and benefits and reduced the Company’s overall headcount. These decreases in expense in the six months ended April 30, 2015 were partially offset by additional compensation and benefit expenses related to additional sales personnel at Cables Unlimited.

The provision for income taxes during the six months ended April 30, 2015 was $264,000 (or an effective tax rate of approximately 35%) compared to $393,000 in the comparable prior year period (or an effective tax rate of approximately 35%). The decrease for the six months ended April 30, 2015 is due to the lower income before provision for income taxes during the period.

Income from discontinued operations, net of tax, during the six months ended April 30, 2015 was $14,000 compared to $19,000 in the comparable prior year’s period. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated June 15, 2015 announcing the financial results for the fiscal quarter ended April 30, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 15, 2015	By:	/s/ Johnny Walker
Johnny Walker Chief Executive Officer

Date: June 15, 2015	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer

