Form 10-Q
period 2015-07-31
R F INDUSTRIES LTD
filed 2015-09-11
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 8, 2015 was 8,571,831.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,908	$14,718
Trade accounts receivable, net of allowance for doubtful accounts of $47 and $30	3,915	2,428
Inventories	7,263	5,259
Other current assets	1,041	618
Deferred tax assets	416	416
TOTAL CURRENT ASSETS	20,543	23,439

Property and equipment:
Equipment and tooling	3,153	2,610
Furniture and office equipment	970	777
	4,123	3,387
Less accumulated depreciation	3,161	2,558
Total property and equipment	962	829

Goodwill	5,913	3,076
Amortizable intangible assets, net	4,440	1,187
Non-amortizable intangible assets	1,387	410
Note receivable from stockholder	67	67
Other assets	38	21
TOTAL ASSETS	$33,350	$29,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2015	2014
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,979	$867
Accrued expenses	2,882	1,422
Income taxes payable	-	73
TOTAL CURRENT LIABILITIES	4,861	2,362

Deferred tax liabilities	1,299	811
Other long-term liabilities	946	-
TOTAL LIABILITIES	7,106	3,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,571,831 and 8,255,979 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	86	83
Additional paid-in capital	18,664	17,230
Retained earnings	7,494	8,543
TOTAL STOCKHOLDERS' EQUITY	26,244	25,856
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,350	$29,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Net sales	$8,899	$5,536	$23,868	$17,150
Cost of sales	6,064	3,048	15,464	9,328

Gross profit	2,835	2,488	8,404	7,822

Operating expenses:
Engineering	247	228	688	697
Selling and general	2,455	1,632	6,833	5,395
Totals	2,702	1,860	7,521	6,092

Operating income	133	628	883	1,730

Other income – interest	5	7	19	22

Income from continuing operations before provision for income taxes	138	635	902	1,752
Provision (benefit) for income taxes	(44)	277	220	670

Income from continuing operations	182	358	682	1,082

Income from discontinued operations, net of tax	29	14	42	32

Net income	$211	$372	$724	$1,114

Earnings per share - Basic:

Continuing operations	$0.02	$0.05	$0.08	$0.14
Discontinued operations	0.00	0.00	0.01	0.00
Net income per share	$0.02	$0.05	$0.09	$0.14

Earnings per share - Diluted:

Continuing operations	$0.02	$0.04	$0.08	$0.13
Discontinued operations	0.00	0.00	0.00	0.00
Net income per share	$0.02	$0.04	$0.08	$0.13

Weighted average shares outstanding:
Basic	8,545,300	8,250,042	8,446,223	8,200,476
Diluted	8,916,643	8,718,656	8,820,438	8,763,593

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$724	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	15	(36)
Accounts receivable write-off	4	5
Depreciation and amortization	719	445
Stock-based compensation expense	184	323
Inventory write-off	10	-
Excess tax benefit from stock-based compensation	45	(277)
Changes in operating assets and liabilities:
Trade accounts receivable	(323)	602
Inventories	(380)	383
Other current assets	(322)	942
Other long-term assets	-	9
Accounts payable	133	(95)
Income taxes prepaid (payable)	(122)	277
Accrued expenses	(444)	(305)
Net cash provided by operating activities	243	3,387

INVESTING ACTIVITIES:
Acquisition of businesses (Comnet, Rel-Tech and CompPro), net of cash acquired of ($758)	(5,132)	-
Capital expenditures	(140)	(109)
Net cash used in investing activities	(5,272)	(109)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	37	524
Excess tax benefit from exercise of stock options	(45)	277
Dividends paid	(1,773)	(1,723)
Net cash used in financing activities	(1,781)	(922)

Net increase (decrease) in cash and cash equivalents	(6,810)	2,356

Cash and cash equivalents, beginning of period	14,718	11,881

Cash and cash equivalents, end of period	$7,908	$14,237

Supplemental cash flow information – income taxes paid	$627	$-
Noncash investing and financing activities:
Write off of fully depreciated fixed assets	$-	$14
Stock issuance for acquisition of businesses (Comnet and Rel-Tech)	$1,260	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2014 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2014 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2014 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine month periods ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ending on or before October 31, 2014 include the accounts of RF Industries, Ltd. and Cables Unlimited, Inc. (“Cables Unlimited”), a wholly-owned subsidiary. The unaudited condensed consolidated financial statements for the three and nine months ended July 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited, Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014 and Rel-Tech Electronics, Inc. (“Rel-Tech”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective June 1, 2015. For periods ending on or before October 31, 2014, references herein to the “Company” shall refer to RF Industries, Ltd. and Cables Unlimited, and for all periods after October 31, 2014, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech, collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 - Business Acquisitions

Rel-Tech Electronics, Inc.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech pursuant to a Stock Purchase Agreement. Rel-Tech is wholly-owned by Wilfred D, LeBlanc Jr., Ralph Palumbo and their respective wives. Rel-Tech is a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses. At the closing, RF Industries, Ltd. paid the sellers $3,100,000, which consisted of $2,100,000 in cash, 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met by Rel-Tech over a three-year period, agreed to pay additional cash earn-out payments of up to $800,000. Rel-Tech will operate as a stand-alone subsidiary for at least the next two years. Mr. Palumbo will serve as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Rel-Tech has also entered into employment agreements to retain five key managers.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. Rel-Tech offers a full range of value-added services including product design, prototyping, stocking, bill of materials management, consignment and fulfillment programs. Rel-Tech provides engineered solutions to many leasing OEMs and markets its products to customers in commercial as well as military arenas. All assembly is performed at the Rel-Tech’s facilities. These products and services supplement and enhance the existing markets of RF Industries without incurring substantially more costs than incurred in the purchase of Rel-Tech. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Rel-Tech’s net identifiable assets acquired and, as a result, we have recorded goodwill in connection with this acquisition. We do not expect the goodwill recorded to be deductible for income tax purposes.

Although the closing occurred on June 5, 2015, the acquisition of Rel-Tech is deemed to have become effective for financial accounting purposes as of June 1, 2015. Accordingly Rel-Tech’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment as of June 1, 2015. The purchase price allocation is preliminary as it includes several estimates, which are being refined.

The following table summarizes the components of the estimated purchase price at fair value at June 1, 2015:

Cash consideration paid	$2,100,000
RF Industries, Ltd. common shares issued (50,467 shares)	200,000
Earn-out	610,000
Total purchase price	$2,910,000

The following table summarizes the preliminary allocation of the estimated purchase price at fair value at June 1, 2015:

Current assets	$1,637,000
Fixed assets	68,000
Other assets	17,000
Intangible assets	1,425,000
Goodwill	833,000
Deferred tax liabilities	(489,000)
Non-interest bearing liabilities	(581,000)
Net assets	$2,910,000

The results of Rel-Tech’s operations subsequent to June 1, 2015 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Rel-Tech have been expensed as incurred. For the two month period ended July 31, 2015, Rel-Tech contributed $1.2 million of revenue.

CompPro Product Line

On May 19, 2015, the Company purchased the CompPro braided product line (“CompPro”), including the intellectual property rights to that product line, for a total purchase price of $700,000 cash. CompPro utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. Included in the purchase is inventory, designs, intellectual property rights and to manufacture and sell CompPro products. Financial results for the CompPro products are included in the results of the RF Connector and Cable Assembly segment beginning in the Company’s fiscal quarter ending July 31, 2015.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. These above factors, among others, contributed to a purchase price in excess of the estimated fair value of CompPro’s net identifiable assets acquired and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segment and CompPro’s reporting unit as part of the purchase price allocation. We expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years. The purchase price allocation is preliminary as the valuation being performed to record the business combination includes several estimates, which are being refined.

The following table summarizes the components of the estimated purchase price at fair value at May 19, 2015:

Cash consideration paid	$700,000
Total purchase price	$700,000

The following table summarizes the preliminary allocation of the estimated purchase price at fair value at May 19, 2015:

Current assets	$186,300
Fixed assets	67,500
Intangible assets	321,200
Goodwill	125,000
Net assets	$700,000

The results of CompPro’s operations subsequent to May 19, 2015 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of CompPro have been expensed as incurred.

Comnet Telecom Supply, Inc.

The Company purchased 100% of the issued and outstanding shares of Comnet from Robert Portera, the sole shareholder of Comnet. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. Comnet is a New York corporation that was formed in 1993. For income tax purposes, both parties have agreed to make an election under Internal Revenue Code 338(h) (10). At the closing, RF Industries, Ltd. paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 has been deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement) and 252,381 shares of RF Industries, Ltd.’s unregistered common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the common stock during the five trading days before the closing date). Comnet will be operated as a stand-alone subsidiary for at least the next two years. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet and receive a base salary of $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014 with an effective closing date of January 20, 2015, Comnet’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ending October 31, 2015.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. The products manufactured and supplied by Comnet include fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. These products supplement and enhance the existing markets of RF Industries as well as tap into new data center markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Comnet. The capital and other resources required to enhance the Company’s fiber optics market and enter the data center market would have greatly exceeded the purchase price of $4.15 million (excluding the potential earn-out). These factors, among others, contributed to a purchase price in excess of the estimated fair value of Comnet’s net identifiable assets acquired and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segment and Comnet reporting unit as part of the purchase price allocation. We expect the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to eight years.

The following table summarizes the components of the estimated purchase price at fair value at November 1, 2014:

Cash consideration paid	$3,090,000
RF Industries, Ltd. common shares issued (252,381 shares)	1,060,000
Earn-out	1,235,000
Total purchase price	$5,385,000

The following table summarizes the final allocation of the purchase price at fair value at November 1, 2014:

Current assets	$1,875,000
Fixed assets	150,000
Intangible assets	2,910,000
Goodwill	1,879,000
Non-interest bearing liabilities	(1,429,000)
Net assets	$5,385,000

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. In the three and nine month periods ended July 31, 2015, Comnet contributed $2.8 million and $7.8 million of revenue, respectively.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements required each of the purchasers to make royalty payments over a three year period. For the three and nine months ended July 31, 2015, the Company recognized approximately $48,000 and $70,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations. For the three and nine months ended July 31, 2014, the Company recognized approximately $23,000 and $69,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. In June 2015, the Company acquired Rel-Tech, a company that currently values its inventories using specific identification (last purchase price) on a FIFO basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost during early Fiscal 2016. Inventories consist of the following (in thousands):

	July 31, 2015	October 31, 2014

Raw materials and supplies	$3,257	$1,784
Work in process	238	12
Finished goods	3,768	3,463

Totals	$7,263	$5,259

Purchases of inventory from three major vendors during the nine months ended July 31, 2015 represented 11%, 8% and 6% of total inventory purchases compared to 14%, 14% and 13% of total inventory purchases for the same period in 2014. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 820,161 and 252,182 for the three months ended July 31, 2015 and 2014, and 820,161 and 228,069 for the nine months ended July 31, 2015 and 2014, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Weighted average shares outstanding for basic earnings per share	8,545,300	8,250,042	8,446,223	8,200,476

Add effects of potentially dilutive securities-assumed exercise of stock options	371,343	468,614	374,215	563,117

Weighted average shares outstanding for diluted earnings per share	8,916,643	8,718,656	8,820,438	8,763,593

Note 6 - Stock-based compensation and equity transactions

The Company’s current equity incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options totaling zero and 127,558 were granted to the Company’s employees during the three and nine months ended July 31, 2015, respectively, vest and are exercisable equally over three years and expire in five years from date of grant. During the three and nine months ended July 31, 2015, the Company also granted a total of 200,000 incentive stock options to Company employees of which 10,000 options vest immediately upon grant and the remaining are exercisable equally over nine years and expire in ten years from date of grant. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the nine months ended July 31, 2015 and 2014 was estimated to be $1.08 and $1.99 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Risk-free interest rate	1.15%	1.11%
Dividend yield	6.68%	4.38%
Expected life of the option	5.3 years	5.0 years
Volatility factor	52.3%	52.9%

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

Issuances of common stock by the Company

During the nine months ended July 31, 2015, the Company issued 252,381 shares of common stock valued at $1,060,000 to the former owner of Comnet as part of the purchase price of the Comnet acquisition. In addition, the Company issued 50,467 shares of common stock valued at $200,000 to the former owners of Rel-Tech as part of the purchase price of the Rel-Tech acquisition. The Comnet and Rel-Tech acquisitions are more fully described in Note 2 of this report.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2015 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2014	1,044,932	$3.26
Options granted	381,039	$4.19
Options exercised	(12,004)	$2.95
Options canceled or expired	(8,788)	$4.49
Options outstanding at July 31, 2015	1,405,179	$3.51
Options exercisable at July 31, 2015	800,319	$2.56
Options vested and expected to vest at July 31, 2015	1,390,719	$3.50

Weighted average remaining contractual life of options outstanding as of July 31, 2015: 5.2 years

Weighted average remaining contractual life of options exercisable as of July 31, 2015: 3.9 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2015: 5.2 years

Aggregate intrinsic value of options outstanding at July 31, 2015: $1.6 million

Aggregate intrinsic value of options exercisable at July 31, 2015: $1.6 million

Aggregate intrinsic value of options vested and expected to vest at July 31, 2015: $1.6 million

As of July 31, 2015, $737,000 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 6.0 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2015, the Company granted each of its three non-employee directors options to purchase 14,916 shares. The number of stock options granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black-Scholes model ($1.01 per share). These options vest ratably over fiscal year 2015.

On April 6, 2015, Howard Hill, the Company’s Chief Operating Officer, took an indefinite medical leave of absence. During the quarter ended April 30, 2015, the Company granted Mr. Hill options to purchase 8,733 shares, representing the pro-rata annual number of options granted to non-executive directors who serve on the Board. The number of stock options granted was determined by dividing $7,500 by the fair value of a stock option grant using the Black-Scholes model ($0.86 per share). These options vest ratably from May 1, 2015 over the remaining fiscal year 2015.

Stock option expense

During the nine months ended July 31, 2015 and 2014, stock-based compensation expense totaled $184,000 and $323,000, respectively. During the three months ended July 31, 2015 and 2014, stock-based compensation expense totaled $83,000 and $52,000, respectively. For the nine months ended July 31, 2015 and 2014, stock-based compensation classified in cost of sales amounted to $45,000 and $48,000, respectively, and stock-based compensation classified in selling and general expense amounted to $139,000 and $275,000, respectively.

Note 7 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2015, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $6.7 million.

One customer accounted for approximately 18% and 33% of the Company’s net sales for the nine month periods ended July 31, 2015 and 2014, respectively. This same customer accounted for approximately 16% and 34% of the Company’s net sales for the three months ended July 31, 2015 and 2014, respectively. At July 31, 2015 and October 31, 2014, this customer’s account receivable balance accounted for approximately 28% and 34%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

There was no product line that was significant for the three and nine months ended July 31, 2015. Sales of one product line accounted for $388,000 or 7% of net sales and $1.8 million or 11% of net sales for the three and nine months ended July 31, 2014, respectively.

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

The RF Connector and Cable Assembly segment is comprised of two divisions and the Custom Cabling Manufacturing and Assembly segment currently is comprised of three divisions/subsidiaries, whereas the Medical Cabling and Interconnector segment is comprised of one division. The five divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet, Bioconnect and Rel-Tech. The other division aggregated into the RF Connector and Cable Assembly segment has similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company (i) aggregates the Connector and Cable Assembly division and the Aviel division into the RF Connector and Cable Assembly segment; (ii) aggregates the Cables Unlimited, Comnet and Rel-Tech subsidiaries into the Custom Cabling Manufacturing and Assembly segment; and (iii) has defined the Bioconnect Division as the Medical Cabling and Interconnector segment.

In its operation of the business, management, including our chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented profit and loss statements before taxes, depreciation and amortization to evaluate performance of individual operating segments. The segment information in this note is reported on that basis.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine months ended July 31, 2015 and 2014 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

United States	$8,573	$5,148	$22,887	$15,897
Foreign Countries:
Canada	64	91	290	310
Israel	76	65	264	287
Mexico	135	132	324	390
All Other	51	100	103	266
	326	388	981	1,253

Totals	$8,899	$5,536	$23,868	$17,150

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended July 31, 2015 and 2014 are as follows (in thousands):

	RF Connector	Custom Cabling	Medical
	and	Manufacturing and	Cabling and
	Cable Assembly	Assembly	Interconnector	Corporate	Total
2015
Net sales	$2,909	$5,405	$585	$-	$8,899
Income (loss) from continuing operations before provision for income taxes	135	(152)	151	4	138
Depreciation and amortization	49	276	5	-	330

2014
Net sales	$3,375	$1,497	$664	$-	$5,536
Income (loss) from continuing operations before provision for income taxes	662	(199)	166	6	635
Depreciation and amortization	47	98	6	-	151

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the nine months ended July 31, 2015 and 2014 are as follows (in thousands):

	RF Connector	Custom Cabling	Medical
	and	Manufacturing and	Cabling and
	Cable Assembly	Assembly	Interconnector	Corporate	Total
2015
Net sales	$8,949	$13,274	$1,645	$-	$23,868
Income (loss) from continuing operations before provision for income taxes	699	(185)	369	19	902
Depreciation and amortization	131	573	15	-	719

2014
Net sales	$9,659	$5,364	$2,127	$-	$17,150
Income (loss) from continuing operations before provision for income taxes	1,621	(385)	499	17	1,752
Depreciation and amortization	143	281	21	-	445

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

The provision/(benefit) for income taxes was (32)% and 44% of income before income taxes for the three months ended July 31, 2015 and July 31, 2014, respectively, and 24% and 38% of income before income taxes for the nine months ended July 31, 2015 and July 31, 2014, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the recognition of discrete benefits related to the reapportionment of state income.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3.

There were no unrecognized tax benefits as of either July 31, 2015 or October 31, 2014. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2015 and October 31, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended July 31, 2015.

Note 10 - Intangible assets

Intangible assets are comprised of the following (in thousands):

	July 31, 2015	October 31, 2014
Amortizable intangible assets:
Non-compete agreements	$310	$200
Accumulated amortization	(193)	(135)
	117	65

Customer relationships	5,100	1,730
Accumulated amortization	(966)	(608)
	4,134	1,122

Backlog	134	75
Accumulated amortization	(85)	(75)
	49	-

Patents	142	-
Accumulated amortization	(2)	-
	140	-

Totals	$4,440	$1,187

Non-amortizable intangible assets:
Trademarks	$1,387	$410

 Note 11 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2015	October 31, 2014

Wages payable	$812	$840
Accrued receipts	947	422
Earn-out liability	899	-
Other current liabilities	224	160

Totals	$2,882	$1,422

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $946,000 is recorded in other long-term liabilities.

Note 12 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of July 31, 2015 no amounts were outstanding under the LOC.

Note 13 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of July 31, 2015, the aggregate remaining minimum lease payments under this lease totaled $399,000.

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

The newly acquired Rel-Tech Electronic Division leases approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s net’s monthly rent expense under the leases is approximately $8,307 per month for these facilities which expires in August 2017.

Note 14 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during each of the three months ended July 31, 2015, April 30, 2015 and January 31, 2015 for a total of $1.8 million. The Company also paid dividends of $0.07 per share during each of the three months ended July 31, 2014, April 30, 2014 and January 31, 2014 for a total of $1.7 million.

Note 15 - Stock repurchase program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of July 31, 2015, the Company repurchased and retired 22,828 shares, all during fiscal 2014, pursuant to the program.

Note 16 - Legal proceedings

On November 21, 2014, Peter Wyndham filed a complaint for damages against the Company in the United States District Court for the Southern District of California (Peter Wyndham vs. RF Industries, Ltd., Case No. 14CV2792WQHBGS), for violation of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and wrongful termination in violation of public policy. The complaint did not make a demand for any specific sum of damages, but did demand, among other relief, an unspecified amount of compensatory damages (including lost past and future wages and benefits), emotional distress damages, salary in lieu of reinstatement, and punitive damages. The Company tendered the claim to its insurance carrier for defense and indemnification, and counsel appointed by the insurance carrier represented the Company in the matter. At a mediation held in July 2015, the parties agreed to settle the matter for an amount that was covered by the Company’s insurance policy. The parties have entered into a written settlement agreement and anticipate formal dismissal of the case within the next few weeks.

Note 17 - Subsequent events

On September 4, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share to be paid on October 15, 2015 to stockholders of record on September 30, 2015.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories

Inventories are valued at their weighted average cost. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. In June 2015, the Company acquired Rel-Tech Electronics, Inc. (“Rel-Tech”), a company that currently values inventories using specific identification (last purchase price) on a FIFO basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost during early Fiscal 2016.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balance, credit quality of the Company’s customers, current economic conditions and other factors that may affect customer’s ability to pay.

Long-Lived Assets Including Goodwill

The Company assesses property, plant and equipment and intangible assets, which are considered definite-lived assets for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the periods presented.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment.

In addition, we test our goodwill and trademarks and indefinite-lived assets, for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. No goodwill or trademark impairments have been identified in any of the periods presented.

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

Earn-out Liability

The purchase agreement for the Comnet and Rel-Tech acquisitions provides for earn-out payments of up to $1,360,000 and $800,000, respectively. The earn-out liability is valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-outs will be revalued quarterly and any resulting increase or decrease will be recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. The Comnet and Rel-Tech acquisitions are more fully described in Note 2 of this report.

Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. The Company’s connectivity solutions are used across diversified, high growth markets including wireless carriers and infrastructure and medical and industrial companies. The Company’s operations are currently conducted through various divisions and three wholly-owned subsidiaries.

During the nine-month period ended July 31, 2015, the RF Industries acquired two companies and a new line of cabling products, as follows:

Comnet Telecom Supply, Inc. (“Comnet”). The Company purchased all of the issued and outstanding shares of Comnet from Robert Portera, its sole shareholder, on January 20, 2015. However, the purchase was effective for accounting purposes as of November 1, 2014. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment.

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

CompPro Product Line. On May 19, 2015, the Company purchased the CompPro braided product line for a total purchase price of $700,000 cash. Included in the purchase is inventory, designs, intellectual property rights and to manufacture and sell CompPro. The transfer of the equipment and other technologies necessary to enable the Company to manufacture these products was transferred to the Company during most of the fiscal quarter ended July 31, 2015. Accordingly, sales of CompPro products by the Company during this transition period were not material.

Rel-Tech Electronics, Inc. (“Rel-Tech”). On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech pursuant to a Stock Purchase Agreement. Rel-Tech is wholly-owned by Wilfred D, LeBlanc Jr., Ralph Palumbo and their respective wives. Rel-Tech is a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses. At the closing, RF Industries, Ltd. paid the sellers $3,100,000, which consisted of $2,100,000 in cash, and 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date). RF Industries also agreed that if certain Rel-Tech financial targets are met over a three-year period, RF Industries will make additional cash earn-out payments to the seller in the aggregate amount of up to $800,000. Rel-Tech will operate as a stand-alone subsidiary for at least the next two years. Mr. Palumbo will serve as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Rel-Tech has also entered into employment agreements to retain five key managers.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of July 31, 2015, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of July 31, 2015, the Company had cash and cash equivalents equal to $7.9 million.

·	As of July 31, 2015, the Company had $20.5 million in current assets and $4.9 million in current liabilities.

As of July 31, 2015, the Company had a total of $7.9 million of cash and cash equivalents compared to a total of $14.7 million of cash and cash equivalents as of October 31, 2014. As of July 31, 2015, the Company had working capital of $15.7 million and a current ratio of approximately 4.2:1.

The Company generated $243,000 of cash from operating activities for the nine months ended July 31, 2015. The increase in cash from operating activities was due in part to net income of $724,000, non-cash charges such as $719,000 for depreciation and amortization primarily related to the acquisitions of Comnet, Rel-Tech and CompPro, and $184,000 of stock-based compensation. These increases were partially offset by a decrease in operating working capital resulting from the acquisition of Comnet, Rel-Tech and CompPro’s accounts receivables, inventories, accounts payables and accrued expenses.

During the nine-month period ended July 31, 2015, the Company used $5.3 million for investing activities, primarily for the purchase of two companies and a new product line. During the nine-month period ended July 31, 2015, the Company used (i) $2.2 million (net of cash acquired) to purchase Comnet, (ii) $1.9 million (net of cash acquired) to purchase Rel-Tech, and (iii) $700,000 to purchase the CompPro product line. In addition, the Company also deposited $300,000 into a bank escrow account for one year as security for the seller’s indemnification obligations under the Comnet stock purchase agreement and had capital expenditures of $140,000.

The Company does not anticipate making any material additional capital equipment purchases in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition and recent operating results, as well as access to its line of credit, the Company would be able to finance its expansion, if necessary.

As part of its announced business plan, the Company may from time to time acquire other companies or product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which payments may reduce the Company’s future liquidity and capital resources.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of July 31, 2015, the Company has repurchased and retired 22,828 shares pursuant to this program, for a total purchase price of $104,000. In addition, during the nine-month period covered by this Quarterly Report, the Company also paid $1.8 million of dividends to its stockholders.

Results of Operations

Three Months Ended July 31, 2015 vs. Three Months Ended July 31, 2014

Net sales for the three months ended July 31, 2015 (the “fiscal 2015 quarter”) increased by 61% or $3.4 million to $8.9 million from $5.5 million for the three months ended July 31, 2014 (the “fiscal 2014 quarter”) primarily due to $4.0 million of sales generated by two subsidiaries that the Company acquired that it did not own in the fiscal 2014 quarter. The Company’s newly acquired Comnet and Rel-Tech subsidiaries generated $2.8 million and $1.2 million, respectively, of additional sales during the fiscal 2015 quarter. Excluding the net sales that were generated by Comnet and Rel-Tech, the aggregate net sales of the Company’s other operations decreased by $0.6 million in the fiscal 2015 quarter compared to the fiscal 2014 quarter. Comnet and Rel-Tech are included in the Company’s “Custom Cabling Manufacturing and Assembly” segment, which segment now consists of Comnet, Rel-Tech and Cables Unlimited, Inc.  As a result of the addition of Comnet and Rel-Tech, that segment generated $4.0 million of net sales in the fiscal 2015 quarter, an increase of $3.9 million or 261%, compared to the fiscal 2014 quarter.  However, net sales at Cables Unlimited, Inc. decreased to $1.4 million in the fiscal 2015 quarter (by $100,000) from $1.5 million in the fiscal 2014 quarter. Fiscal 2015 quarter net sales for the RF Connector and Cable Assembly segment declined $0.5 million or 15% compared to the fiscal 2014 quarter. The Company believes that the decreases in net sales in the RF Connector and Cable Assembly segment are primarily attributable to decreases related to an industry-wide slowdown in spending by wireless and cable companies. Medical Cabling and Interconnect segment generated net sales of $585,000 in the fiscal 2015 quarter, a decrease of $79,000 or 12% over the prior comparable period. The decrease in medical cabling revenue was primarily due to decreased sales to a significant customer.

Although net sales increased in the fiscal 2015 quarter by 61% over the same fiscal quarter in 2014, gross profit for the fiscal 2015 quarter only increased by 14% over the fiscal 2014 quarter due to a decrease in the gross margins. The Company’s gross profit as a percentage of sales decreased by 13% to 32% during the fiscal 2015 quarter compared to 45% in the fiscal 2014 quarter primarily due to 1) the decline in higher margin sales of the Optiflex cabling solution by Cables Unlimited, 2) certain fixed manufacturing costs spread over a lower revenue base, and 3) the acquisition of Comnet and Rel-Tech. Comnet and Rel-Tech’s gross margins historically have been lower than the gross margins of the Company in general because of Comnet’s and Rel-Tech’s focus on higher volume, lower margin sales. In addition, gross margins at the Company’s Cable and Connector division also decreased due to lower sales. As a result of the acquisitions of the lower margin Comnet and Rel-Tech businesses, the Company’s overall gross margins are expected in the future to remain below historical levels. The lower margin Custom Cabling Manufacturing and Assembly segment (which consists of Cables Unlimited, Comnet and Rel-Tech) now represents a majority of the Company’s net sales.

Engineering expenses increased slightly in the fiscal 2015 quarter at $247,000 compared to $228,000 in the fiscal 2014 quarter. The slight increase is related to salary expense related to engineering activities at Comnet and Rel-Tech.  Engineering expenses represent costs incurred relating to the ongoing development of new and improved products.

Selling and general expenses increased by $823,000, or 50%, in the fiscal 2015 quarter to $2.5 million from $1.6 million in the comparable quarter of the prior fiscal year. The increase in selling and general expenses was primarily due to approximately $674,000 of additional expenses incurred by the Comnet and Rel-Tech subsidiaries that were acquired since the fiscal 2014 quarter and, therefore, not incurred in the fiscal 2014 quarter. In addition, in the fiscal 2014 quarter, the Company incurred approximately $179,000 of amortization expense on intangibles and $58,000 of legal and accounting costs related to the acquisitions of Comnet and Rel-Tech, which expenses were not incurred in the 2014 period. These increases were partially offset by headcount reductions at Cables Unlimited due to the slowdown in their business. Although the Company is attempting to reduce its overall administrative expenses, these expense reductions are expected to be offset by (i) increased personnel expenses due to the additional sales personnel the Company has hired to increase net sales, and (ii) the overall increase in administrative expenses related to the management of the Company’s numerous divisions/subsidiaries based in five facilities in five states.

The Company recognized a tax benefit of $44,000 during the fiscal 2015 quarter (or an effective tax benefit rate of approximately 32%), compared to a provision for income taxes of $277,000 in the fiscal quarter 2014 (or an effective tax rate of approximately 44%). The decrease in the effective income tax rate from period to period was primarily driven by the recognition of discrete benefits related to the reapportionment of state income.

Income from discontinued operations, net of tax, during the fiscal 2015 quarter was $29,000 compared to $14,000 in the fiscal 2014 quarter. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these former divisions are included in discontinued operations for all periods presented.

Nine Months Ended July 31, 2015 vs. Nine Months Ended July 31, 2014

Net sales for the nine months ended July 31, 2015 (the “2015 fiscal period”) increased by 39% (or $6.7 million) to $23.9 million from $17.2 million for the nine months ended July 31, 2014 (the “2014 fiscal period”), primarily due to $9.0 million of additional sales generated by the new Comnet and Rel-Tech subsidiaries. The Company did not own Comnet or Rel-Tech in the 2014 fiscal period. Excluding the net sales that were generated by newly acquired Comnet and Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $2.3 million during the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consists of Cables Unlimited, Comnet and Rel-Tech) generated $13.3 million of net sales for the nine months ended July 31, 2015, an increase of $7.9 million or 147% compared to the nine months ended July 31, 2014. However, net sales at Cables Unlimited, Inc. decreased to $4.2 million for the 2015 fiscal period, from $5.4 million for the 2014 fiscal period due in part to a continuing decline in the sale of Cables Unlimited’s Optiflex line of special purpose cables and a decline in orders for other fiber optic products. For the nine months ended July 31, 2015, the RF Connector and Cable Assembly segment had net sales of $8.9 million, a decline of $800,000 or 9% from net sales of $9.7 million for the nine months ended July 31, 2014. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnect segment generated net sales of $1.6 million in the nine months ended July 31, 2015, a decrease of $482,000 or 23% over the prior year’s comparable period. The decrease in medical cabling revenue was primarily due to decreased sales to a significant existing customer.

The Company’s gross profit as a percentage of sales in the 2015 fiscal period decreased by 11% to 35% compared to 46% in the nine months ended July 31, 2014. The decrease in gross margins is primarily due to 1) the decline in higher margin sales of Optiflex, 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly segment spread over a lower revenue base, and 3) the acquisitions of Comnet and Rel-Tech. As discussed above, Comnet and Rel-Tech’s gross margins historically have been lower than the gross margins of the Company in general. Since the Custom Cabling Manufacturing and Assembly segment now represents a majority of the Company’s net sales, the Company’s aggregate gross margins will remain below historical rates in the future.

Engineering expenses decreased $9,000 or 1% for the nine months ended July 31, 2015 to $688,000 compared to $697,000 for the nine months ended July 31, 2014 due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $1.4 million or 27% during the nine months ended July 31, 2015 to $6.8 million from $5.4 million in the comparable prior year period. The increase in selling and general expenses was primarily due to additional expenses of approximately $2.6 million incurred by the Company’s new Comnet and Rel-Tech subsidiaries which subsidiaries were not owned, and which expenses therefore were not incurred during the nine months ended July 31, 2014. Excluding the addition of the selling and general expenses attributable to Comnet and Rel-Tech, the selling and general expenses of the Company for the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014 were flat at $5.4 million. For the nine months ended July 31, 2015, the Company incurred approximately $261,000 of amortization expense on intangibles, $156,000 of legal and accounting costs related to the acquisition of Comnet and Rel-Tech and additional compensation and benefit expenses related to additional sales personnel at Cables Unlimited and Connector and Cable Assembly Divisions. These increases were offset by certain stock-based compensation expense incurred in 2014 related to the acceleration of certain stock options of a former employee.

The provision for income taxes during the nine months ended July 31, 2015 was $220,000 (or an effective tax rate of approximately 24%) compared to $670,000 in the comparable prior year period (or an effective tax rate of approximately 38%). The decrease in the effective income tax rate from period to period was primarily driven by the recognition of discrete benefits related to the reapportionment of state income.

Income from discontinued operations, net of tax, during the nine months ended July 31, 2015 was $43,000 compared to $32,000 in the comparable prior year’s period. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2014, Peter Wyndham filed a complaint for damages against the Company in the United States District Court for the Southern District of California (Peter Wyndham vs. RF Industries, Ltd., Case No. 14CV2792WQHBGS), for violation of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and wrongful termination in violation of public policy. The complaint did not make a demand for any specific sum of damages, but did demand, among other relief, an unspecified amount of compensatory damages (including lost past and future wages and benefits), emotional distress damages, salary in lieu of reinstatement, and punitive damages. The Company tendered the claim to its insurance carrier for defense and indemnification, and counsel appointed by the insurance carrier represented the Company in the matter. At a mediation held in July 2015, the parties agreed to settle the matter for an amount that was covered by the Company’s insurance policy. The parties have entered into a written settlement agreement and anticipate formal dismissal of the case within the next few weeks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated September 11, 2015 announcing the financial results for the fiscal quarter ended July 31, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 11, 2015	By:	/s/ Johnny Walker
Johnny Walker
Chief Executive Officer

Date: September 11, 2015	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

