Form 10-K
period 2015-10-31
R F INDUSTRIES LTD
filed 2016-01-28
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29.1million.

On January 22, 2016, the Registrant had 8,718,914 outstanding shares of Common Stock, $.01 par value.

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

RF Industries, Ltd., through its divisions and its three wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. The Company conducts its operations through the following five divisions/subsidiaries: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (iii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iv) Comnet Telecom Supply, Inc., a subsidiary that manufactures and sells fiber optics cable, distinctive cabling technologies and custom patch cord assemblies, as well as other data center products; and (v) the recently acquired Rel-Tech Electronics, Inc. subsidiary that designs and manufactures cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers. Both the Cables Unlimited division and the Comnet Telecom division are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. Until December 22, 2015, the Company also operated the Aviel Electronics Division, which designed, manufactured and distributed specialty and custom RF connectors primarily for aerospace and military customers. On November 17, 2015, the Company decided to sell its Aviel Electronics Division and on December 22, 2015 the Company sold this division.

The Company’s principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and Cables Unlimited, Inc., a New York company. In addition, all references to this Company for periods after November 1, 2014 also include Comnet Telecom Supply, Inc., a wholly owned subsidiary that RF Industries, Ltd. acquired on that date. Also, all references to this Company for periods after June 1, 2015 also include Rel-Tech Electronics, Inc., a wholly owned subsidiary that RF Industries, Ltd. acquired on that date.

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

Recent Events

Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics Division to an unaffiliated third party for $400,000. The purchase price for the Aviel assets was paid as follows: $150,000 was paid at the closing, and a $250,000 was paid by the delivery of a secured promissory note. The promissory note bears interest at a rate of 5% per annum and is payable over a three-year period. Sales from the Aviel Electronics Division of $884,000 and $1,176,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment for fiscal years ended October 31, 2015 and 2014. Aviel Electronics Division was based in Las Vegas, Nevada, and was primarily engaged in the design, manufacture and sale of custom, specialty or precision connectors and cable systems for specialized purposes, such as commercial aerospace and military systems.

Acquisitions in 2015

Rel-Tech Electronics, Inc.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech Electronics, Inc. (“Rel-Tech”) from Wilfred D. LeBlanc Jr., Ralph Palumbo and their respective wives. Rel-Tech is a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses. At the closing, RF Industries, Ltd. paid the sellers $3,100,000, which consisted of $2,100,000 in cash, 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met by Rel-Tech over a three-year period, additional cash earn-out payments of up to $800,000. Rel-Tech will be operated as a stand-alone subsidiary for at least the next two years, and Mr. Palumbo will serve as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Rel-Tech has also entered into employment agreements to retain five key managers. Financial results for Rel-Tech have been included in the results of the Custom Cabling Manufacturing and Assembly segment subsequent to June 1, 2015.

CompPro Product Line

On May 19, 2015, the Company purchased the CompPro braided product line (“CompPro”), including the intellectual property rights to that product line, for a total purchase price of $700,000 cash. CompPro utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. Included in the purchase is inventory, designs, intellectual property rights and rights to manufacture and sell CompPro products. Financial results for the CompPro products have been included in the results of the RF Connector and Cable Assembly segment subsequent to May 19, 2015.

Comnet Telecom Supply, Inc.

On January 20, 2015, the Company purchased 100% of the issued and outstanding shares of Comnet Telecom Supply, Inc. (“Comnet Telecom”) from Robert Portera, the sole shareholder of Comnet Telecom. Comnet Telecom is a New Jersey-based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment. Comnet Telecom is a New York corporation that was formed in 1993. At the closing, the Company paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet Telecom meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 was deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement), and 252,381 shares of the Company’s unregistered common stock, which shares were valued at $1.1 million based on a per share price of $4.20 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date). Comnet Telecom will be operated as a stand-alone subsidiary for at least the next two years. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet Telecom. Under the employment agreement, Mr. Portera’s base salary will be $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014 with an effective closing date of January 20, 2015, Comnet’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ended October 31, 2015.

Operating Divisions

Connector and Cable Assembly Division  The Connector and Cable Assembly Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems.  Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s Connector and Cable Assembly Division typically carry over 1,500 different types of connectors, adapters, tools, and test and measurements kits.  The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are, however, dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products.

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

Bioconnect Division   The Bioconnect Division is engaged in product development, design, manufacture and sale of high-end or specialty cables and interconnects for medical monitoring applications, such as ECG cables, EEG leads, infant and sleep apnea monitors in hospitals, patient leads, snap leads, several variations of cable assemblies used with cardiac ablation devices and connecting wires.  Bioconnect’s products typically do not directly compete against the mass-produced, lower priced standard medical cables used by medical facilities. The Company acquired the Bioconnect operations in 2000. Bioconnect operates out of the Company’s San Diego, California, facilities.

Comnet Telecom Supply Division RF Industries, Ltd. purchased Comnet Telecom Supply, Inc. in January 2015. Comnet Telecom’s offices and manufacturing facilities are located in East Brunswick, New Jersey. Formed in 1995, Comnet Telecom is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic telecommunications products that are backed by Corning Cable Systems' extended warranty and is a Telcordia GR-326 certified manufacturer. Comnet Telecommunications manufactures and distributes telecom equipment and cabling infrastructure products used by telecommunications carriers, co-location service companies, and other telecommunication and data center companies in the U.S. across multiple industries. This division is also a supplier of Hot/Cold Aisle Containment as well as Technology Furnishing Solutions. Data center filler panel containment products have recently been developed by this division with production commencing in 2016.

Rel-Tech Electronics Division RF Industries, Ltd. purchased Rel-Tech Electronics, Inc. in June 2015. Rel-Tech’s offices and manufacturing facilities are located in Milford, Connecticut. Founded in 1986, Rel-Tech is a designer and manufacturer of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, and networking and communications cabling. DIN and Mini-DIN connector assemblies include power cord, coaxial, Mil-spec, and testing.

For financial reporting purposes for the fiscal year ended October 31, 2014, the Company aggregated its operations into three segments. (1) Connector and Cable Assembly and Aviel Electronics divisions were aggregated into one reporting segment (the “RF Connector and Cables Assembly” segment) because they have similar economic characteristics. (2) Bioconnect represented the Company’s “Medical Cabling and Interconnector” segment. (3) The Cables Unlimited subsidiary constituted the Company’s fiber optic and power/electronic cabling segment, which is referred to as the Custom Cabling Manufacturing and Assembly segment. During the fiscal year ended October 31, 2015, the Company purchased Comnet Telecom and Rel-Tech Electronics. Accordingly, for the 2015 fiscal year, the Company aggregated Cables Unlimited, Comnet Telecom and Rel-Tech Electronics into a single segment because of their fiber optic business activities and customer focus. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ended October 31, 2015. The acquisition of Rel-Tech Electronics was effective for financial accounting purposes as of June 1, 2015, accordingly, Rel-Tech Electronics’ financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment beginning June 1 for the fiscal year ended October 31, 2015.

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products

The Company’s Connector and Cable Assembly Division designs, manufactures and markets a broad range of coaxial connectors, coaxial adapters and coaxial cable assemblies for the numerous products with applications in commercial, industrial, automotive, transportation, scientific, aerospace  and military markets. Various types of products/connectors are offered by the RF Connector Division including Passive DAS related items such as splitters, couplers and loads, Mini-DIN, 4.3/10, Compression Connectors, 2.4mm, 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations and cable attachment methods for customer applications. There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, Wi-MAX, LTE and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

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

In addition and as a result of the acquisition of the CompPro Product Line, the Connector Division markets and manufactures a patented compression technology that offers revolutionary advantages for a water-tight, ruggedized connection, providing easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world.

The Cable Assembly component of the Connector and Cable Assembly Division markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including low PIM, wireless and wireless local area networks, wide area networks, internet systems, PCS/cellular systems including 2.5G, 3G, 4G, Wi-MAX, LTE wireless infrastructure, Distributed Antenna Systems (DAS), TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

Through its Oddcables.com website, the Company offers hundreds of audio cables, video cables, S-video cables, VGA cables, DVI cables, HDMI cables, RF coax adapters, coax cables, coax tools kits, computer cables, USB and firewire cables and other networking cables to retail customers.

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

Comnet Telecom Products

Comnet Telecom manufactures and distributes both standard and custom equipment and cabling products used by telecommunications carriers, co-location center operators and other telecommunication and data center companies in the U.S. Such products include fiber optics cable, copper cabling, custom patch cord assemblies, transceivers/converters and other data center equipment (such as server cabinets and network racks). The acquisition of Comnet Telecom expands the Company’s fiber optic cabling capabilities and the customer base to which the Company can sell its other cabling products. The opportunities are further enhanced to sell Comnet data center infrastructure and telecom products into our cable product customer base.

Rel-Tech Electronics Products

Rel-Tech is a designer and manufacturer of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, networking and communications cabling. DIN and Mini DIN connector assemblies include power cord, coaxial, Mil-spec and testing.

Foreign Sales

Net sales to foreign customers accounted for $1.2 million (or approximately 4%) of Company’s net sales, and $1.7 million (or approximately 7%) of Company’s sales, respectively, for the fiscal years ended October 31, 2015 and 2014. The majority of the export sales during these periods were to Canada, Mexico and Israel.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers

Sales methods vary greatly between the Company’s divisions. The Connector and Cable Assembly Division, the Cables Unlimited Division and the Rel-Tech Electronics Division currently sell their products primarily through warehousing distributors and OEM customers who utilize coaxial connectors and cable assemblies in the manufacture of their products.

The Bioconnect division markets its products to the medical market through major hospital suppliers, dealers and distributors. The Bioconnect Division also sells its products to OEMs who incorporate the leads and cables into their product offerings.

Comnet Telecom sells its products directly to its own customers through its in-house marketing and sales team. Comnet Telecom’s principal customers include co-location centers, data processing centers, telecommunications and telephone companies, and wireless carriers. Comnet Telecom also sells certain of its products to large, national telecommunication equipment and solution providers who include Comnet Telecom’s products in their own product offerings.

Manufacturing

The Connector and Cable Assembly Division, contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2015 were assembled by the Cable Assembly side, an approved ISO factory, of the Connector and Cable Assembly Division at the Company’s facilities in California. The Connector and Cable Assembly Division procures its raw cable from manufacturers with ISO approved factories in the United States, China and Taiwan. The Company is dependent on primarily 8 manufacturers for its coaxial connectors, tools and other passive components and several plants for raw cable. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. There are certain risks associated with the Company’s dependence on third party manufacturers for some of its products. See “Risk Factors” below. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

The Bioconnect Division has designed and manufactured its own products for over 25 years (including as an unaffiliated company before being acquired by the Company in 2000). Bioconnect products are manufactured by the Company at its own ISO approved California facilities. The manufacturing process for the Bioconnect medical cables includes all aspects of the product, from the design to mold design, mold fabrication, assembly and testing. The Bioconnect product line produces its medical interconnect products in both high volume manufacturing and for custom or low volume uses.

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

Comnet Telecom manufactures, assembles and tests its cabling products at its facilities in East Brunswick, New Jersey. Comnet Telecom is a Corning Cable Systems CAH Connections SM Gold Program approved fiber optic member and a Telcordia GR-326 approved manufacturer also authorized to produce fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty.

Rel-Tech Electronics manufactures its cable assemblies, electromechanical assemblies, wiring harnesses and other products in its Milford, Connecticut ISO approved manufacturing facility.

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The Connector and Cable Division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or suppliers. The Cable Assembly Group obtains coaxial connectors from RF Connector group. The Company believes there are numerous domestic and international suppliers of coaxial connectors.

Bioconnect cable assembly materials are typically made of commodity materials such as plastics, rubber, resins and wire. The Company believes materials and components used in these products are readily available from a number of domestic suppliers and from other foreign suppliers.

The Cables Unlimited Division, Comnet Telecom Division and the Rel-Tech Electronics Division purchase all of their products from manufacturers located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States; however, both Cables Unlimited and Comnet Telecom purchase most of their fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited and Comnet Telecom in their products are readily available and that neither division is not currently dependent on any supplier for its raw materials except where Corning Extended Warranty certification is required. Neither Cables Unlimited, nor Comnet Telecom nor Rel-Tech Electronics currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Employees

As of October 31, 2015, the Company employed 226 full-time employees, of whom 55 were in accounting, administration, sales and management, 160 were in manufacturing, distribution and assembly, and 5 were engineers engaged in design, engineering and research and development. The employees were based at the Company’s offices in San Diego, California (75 employees), Las Vegas, Nevada (5 employees), Yaphank, New York (42 employees), Milford, Connecticut (74 employees) and East Brunswick, New Jersey (30 employees). In December 2015, the Company sold the Aviel division and, as a result, no longer employs any employees in Nevada. The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The Cables Unlimited Division employs six cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2015 and 2014, the Company recognized $923,000 and $948,000 in engineering expenses, respectively.

Patents, Trademarks and Licenses

The Company owns 13 U.S. patents related to CompPro Product Line that it acquired in May 2015. The CompPro Product Line utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. The CompPro Product Line is used by wireless network operators, installers and distributors in North America and other parts of the world. The Company also owns the “CompPro” registered trademark associated with the compression cable product line.

The Company uses “OptiFlex™” as a trademark for its hybrid cable wireless tower cable solution.

Because the Company carries thousands of separate types of connectors and other products, most of which are available in standard sizes and configuration and are also offered by the Company’s competitors, the Company does not believe that its business or competitive position is dependent on patent protection.

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

Competition

The Company and industry analysts estimate worldwide sales of interconnect products of approximately $52 billion in 2015. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented, with no one competitor having over a 20% share of the total market. Many of the competitors of the Connector and Cable Assembly Division have significantly greater financial resources and broader product lines. The Connector and Cable Assembly Division competed on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

The Bioconnect division competes with numerous other companies in all areas of its operations, including the manufacture of OEM custom products and medical cable products. Most of the competitors of Bioconnect are larger and have significantly greater financial resources than Bioconnect.

Cables Unlimited competes on the basis of product quality, custom design, service, delivery time and value-added support to its customers. Since Cables Unlimited is a Corning Cables System CAH Connections Gold Program member, it is one of 12 other companies permitted to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. Cables Unlimited believes that being one of only a dozen Corning Cables System CAH Connections Gold Program members provides it with a competitive advantage in certain fiber optic markets.

Comnet Telecom and Rel-Tech Electronics compete with both smaller, local cable assembly houses as well as large, national manufacturers and distributors of telecommunications equipment and products.

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

The Company’s RF Connector And Cable Assembly And Custom Cabling Manufacturing And Assembly Segments Are Heavily Dependent Upon Wireless And Broadband Communications Providers.

The revenues and profitability of both the RF Connector and Cable Assembly division and the Cables Unlimited division are, to a large extent, dependent upon the wireless and broadband communications industries. Accordingly, revenues and profits at these two divisions increased a few years ago as the wireless and broadband markets increased. However, the revenues and profitability of the RF Connector and Cable Assembly division and the Cables Unlimited division have decreased during the past two years as these markets have experienced an industry-wide slowdown in growth. The operations RF Connector and Cable Assembly division and the Cables Unlimited division will in the future continue to be heavily dependent upon the wireless and broadband industries. The Company acquired Comnet Telecom in January 2015 and Rel-Tech Electronics in June 2015 in part to reduce the Company’s dependence on these two divisions and to provide other communications products that are not as dependent upon the wireless and broadband markets. However, because the RF Connector and Cable Assembly division and the Cables Unlimited division represent a large portion of the Company’s revenues and profits, an adverse change in the operations of these two segments could materially adversely affect the Company’s business, operating results and financial condition.

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

The Company’s Recent Acquisitions And Potential Additional Future Acquisitions Could Increase Operating Costs And Expose The Company To Additional Risks.

As part of its strategic growth plans, from time to time the Company sells unprofitable divisions and purchases new businesses. During the past few years, the Company has sold its Aviel, RadioMobile and RF Neulink divisions and has purchased the Cables Unlimited, Comnet Telecom, and Rel-Tech subsidiaries. While the Company believes that restructuring its operations to address changes in its principal markets will benefit the Company in the longer term, these dispositions and acquisitions have in the short term caused the Company to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of its new subsidiaries, upgrading its information systems, the cost of managing five divisions in four states, and have increased the Company’s overall overhead expenses. The Company may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional companies, including:

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

While The Company Has In The Past Paid Dividends, No Assurance Can Be Given That The Company Will Declare Or Pay Cash Dividends In The Future.

During fiscal 2015, the Company made four dividends distributions to its shareholders (each in the amount of $0.07 per share). Dividends are declared and paid at the discretion of the Board of Directors and depend upon, among other things, the Company’s net profit after taxes, the anticipated future earnings of the Company, the success of the Company’s business activities, the Company’s capital requirements, and the general financial conditions of the Company. Accordingly, no assurance can be given that the Company will, in fact, pay any dividends in the future even in a profitable year or if it is otherwise capable of doing so. If the Company does not pay a cash dividend, the Company’s stockholders will not realize a return on their investment in the Common Stock except to the extent of any appreciation in the value of the Common Stock.

The Company’s Dependence Upon Independent Distributors To Sell And Market The Company’s Products Exposes The Company To The Risk That Such Distributors May Decrease Their Sales Of The Company’s Products Or Terminate Their Relationship With The Company.

The Company’s sales efforts are primarily affected through independent distributors. Sales through independent distributors accounted for approximately 39% of the net sales of the Company for the fiscal year ended October 31, 2015. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 18% and 34% of the Company’s net sales for the fiscal years ended October 31, 2015 and 2014, respectively. Although this customer has been an on-going major customer of the Company for at least the past 10 years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 4% and 7% of the net sales of the Company during the years ended October 31, 2015 and 2014, respectively. International revenues are subject to a number of risks, including:

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

The Loss Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success will depend to a significant extent on the continued service of the Company’s senior executives including Johnny Walker, its President and Chief Executive Officer, and Mark Turfler, its Chief Financial Officer, as well as the presidents of the Company’s three subsidiaries. The loss of the services of Messrs. Walker or Turfler or one or more of the presidents of Cables Unlimited, Comnet or Rel-Tech, could materially adversely affect the Company’s business, operating results, and financial condition.

The Company Has Few Patent Rights In The Technology Employed In Its Products, Which May Limit the Company’s Ability To Compete.

Although the Company recently acquired the CompPro proprietary product line and its related patent rights, the Company does not hold any other United States or foreign patents and does not have any patents pending. The Company does not seek to protect its rights in the technology that it develops or that the Company’s third-party contract manufacturers develop by means of the patent laws, although it does protect some aspects of its proprietary products and technologies by means of copyright and trade secret laws. Accordingly, competitors can and do sell many of the same products as the Company, and the Company cannot prevent or restrict such competition.

Volatility of Trading Prices Of The Company’s Stock Could Result In A Loss On An Investment In The Company’s Stock.

The market price of the Company’s common stock has varied greatly, and the volume of the Company’s common stock traded has fluctuated greatly as well. These fluctuations often occur independently of the Company’s performance or any announcements by the Company. Factors that may result in such fluctuations include:

·	any shortfall in revenues or net income from revenues or net income expected by securities analysts;

·	fluctuations in the Company’s financial results or the results of other connector and communications-related companies, including those of the Company’s direct competitors;

·	changes in analysts’ estimates of the Company’s financial performance, the financial performance of the Company’s competitors, or the financial performance of connector and communications-related public companies in general;

·	general conditions in the connector and communications industries;

·	changes in the Company’s revenue growth rates or the growth rates of the Company’s competitors;

·	sales of large blocks of the Company’s common stock; and

·	conditions in the financial markets in general.

In addition, the stock market may, from time to time, experience extreme price and volume fluctuations, which may be unrelated to the operating performance of any specific company. Accordingly, the market prices of the Company’s common stock may be expected to experience significant fluctuations in the future.

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

The Company currently leases its corporate headquarters building at 7610 Miramar Road, Building 6000, San Diego, California. The building consists of approximately 22,000 square feet which houses its corporate administration, sales and marketing, and engineering plus production and warehousing for the Company’s Connector and Cable Assembly and Bioconnect Divisions. The lease for this facility expires on March 31, 2017. In addition to the foregoing building, the Company currently also leases the following facilities:

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

(iii)	The Comnet Telecom Division leases an approximately 15,000 square feet in two suites located at 1 Kimberly Road, East Brunswick, New Jersey. The lease for these facilities expires in September 2017.
(iv)	The Rel-Tech Electronics Division leases an approximately 14,000 square feet facility located at 215 Pepe Farm Road #B-D, Milford, Connecticut. The lease for this facility expires in May 2017.

The aggregate monthly rental for all of the Company’s facilities currently is approximately $51,000 per month, plus utilities, maintenance and insurance.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, on November 21, 2014, Peter Wyndham filed a complaint for damages against the Company in the United States District Court for the Southern District of California (Peter Wyndham vs. RF Industries, Ltd., Case No. 14CV2792WQHBGS), for violation of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and wrongful termination in violation of public policy. In September 2015, the parties entered into a written settlement agreement, and the case has been dismissed. The settlement payment was made by the Company’s employment practices liability insurance carrier.

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

Quarter	High	Low

Fiscal 2015

November 1, 2014 - January 31, 2015	$4.85	$4.03
February 1, 2015 - April 30, 2015	4.49	4.00
May 1, 2015 - July 31, 2015	4.46	3.89
August 1, 2015 - October 31, 2015	4.61	3.95

Fiscal 2014

November 1, 2013 - January 31, 2014	$14.84	$6.17
February 1, 2014 - April 30, 2014	6.95	5.79
May 1, 2014 - July 31, 2014	6.43	5.01
August 1, 2014 - October 31, 2014	5.61	4.42

Stockholders   As of October 31, 2015, there were 196 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends The Company paid a total of $2.4 million of dividends during the fiscal year ended October 31, 2015 in four quarterly dividend payments of $0.07 per share. The Company paid a total of $2.3 million of dividends during the fiscal year ended October 31, 2014 in four quarterly dividend payments of $0.07 per share. Dividends are declared and paid from time to time at the discretion of the Board of Directors and depend upon, among other things, the Company’s net profit after taxes, the anticipated future earnings of the Company, the success of the Company’s business activities, the Company’s anticipated capital requirements, and the general financial conditions of the Company. Accordingly, no assurance can be given that the Company will, in fact, pay any dividends in the future even if it has a profitable year or is otherwise capable of doing so.

Repurchase of Securities The Company did not repurchase any securities during the fourth quarter of the fiscal year ended October 31, 2015.

Recent Sales of Unregistered Securities There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2015 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	921,643	$4.71	845,203
Equity Compensation Plans Not Approved by Stockholders (2)	318,457	$0.54	-
Total	1,240,100	$3.64	845,203

(1)	Consists of options granted under the R.F. Industries, Ltd. (i) 2010 Stock Option Plan and (ii) 2000 Stock Option. The 2000 Stock Option Plan has expired, and no additional options can be granted under this plan. Accordingly, all 845,203 shares remaining available for issuance represent shares under the 2010 Stock Option Plan.

(2)	Consists of options granted to five officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

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

Inventories

Inventories are valued at their weighted average cost. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented approximately one-third of our current assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. In June 2015, the Company acquired Rel-Tech Electronics, Inc. (“Rel-Tech”), a company that currently values inventories using specific identification (last purchase price) on a first-in, first-out (FIFO) basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost during early fiscal 2016.

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

In addition, we test our goodwill and indefinite-lived asset for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. No goodwill impairment has been identified in any of the years presented.

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

Earn-out Liability

The purchase agreement for the Comnet and Rel-Tech acquisitions provides for earn-out payments of up to $1,360,000 and $800,000, respectively.  The earn-out liability is valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price.  The earn-outs will be revalued quarterly and any resulting increase or decrease will be recorded into selling, general and administrative expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. The Comnet and Rel-Tech acquisitions are more fully described in Note 2 of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW

During the periods covered by this Annual Report, the Company marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses, fiber optic cable products, medical monitoring wiring products, and data center products to numerous industries for use in thousands of products. The range of products that the Company sold and the services that the Company provided has changed substantially in the periods covered by the attached financial statements. During the past few years, the Company sold its: (i) RF Neulink RF division (a manufacturer of data links and wireless modems), (ii) the RadioMobile division (a provider of end-to-end mobile management solutions for governmental agencies), and (iii) Aviel Electronics division (a provider of custom RF connectors primarily for aerospace and military customers). RF Industries also purchased Comnet Telecom (a provider of fiber optic and other cabling technologies, custom patch cord assemblies, and other data center products) in January 2015 and Rel-Tech (a provider of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers) in June 2015. The acquisitions of Comnet and Rel-Tech have diversified the Company’s product line and customer base, and have increased the Company’s presence on the East Coast. As well, the Comnet and Rel-Tech divisions have significantly contributed to the Company’s revenues and profitability since their acquisitions. During 2015, the Company also purchased a new patented connector product line and technology (the ComPro line).

The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has three segments - the “RF Connector and Cable Assembly” segment; the “Medical Cabling and Interconnector” segment; and the “Custom Cabling Manufacturing and Assembly” segment-based upon this evaluation.

During the fiscal year ended October 31, 2015, the RF Connector and Cable Assembly segment was comprised of two divisions; the Medical Cabling and Interconnector segment was comprised of one division, and the Custom Cabling Manufacturing and Assembly segment was comprised of three divisions. The five divisions that met the quantitative thresholds for segment reporting are Connector and Cable Assembly, Bioconnect, Cables Unlimited, Comnet and Rel-Tech. Each of the other divisions aggregated into these segments had similar products that were marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there was some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated. RF Industries purchased Comnet Telecom in January 2015 and Rel-Tech in June 2015. Both Comnet Telecom and Rel-Tech are included in the Custom Cabling Manufacturing and Assembly segment in the fiscal year ended October 31, 2015. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results are included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ended October 31, 2015. Financial results for Rel-Tech have been included in the results of the Custom Cabling Manufacturing and Assembly segment beginning June 1, 2015.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, as of October 31, 2015 the Company aggregated the Connector and Cable Assembly and Aviel Electronics divisions into the RF Connector Cable Assembly segment. The Aviel Electronics division was sold in December 2015 and, accordingly, will no longer be included in the Connector and Cable Assembly segment. The Bioconnect division makes up the Company’s Medical Cabling and Interconnector segment, while the Custom Cabling Manufacturing and Assembly segment consisted of Cables Unlimited, Comnet and Rel-Tech as of the end of the fiscal year ended October 31, 2015.

For the year ended October 31, 2015, most of the Company’s revenues were generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 33% of the Company’s total sales for the fiscal year ended October 31, 2015), and from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, transceivers/converters and other data center equipment by Comnet (which accounted for approximately 31% of the Company’s total sales for the fiscal year ended October 31, 2015).

The net income in fiscal 2015 represented the 22nd consecutive year that the Company has been profitable.

For the year ended October 31, 2015, the Company recognized $56,000 of royalty income, net of tax, from the sale of the former RF Neulink and RadioMobile divisions, which amount has been included within discontinued operations.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2015 and 2014 (in thousands, except percentages):

	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$7,595	23.5%	$14,718	50.7%
Current assets	19,657	60.9%	23,439	80.7%
Current liabilities	4,361	13.5%	2,362	8.1%
Working capital	15,296	47.4%	21,077	72.6%
Property and equipment, net	921	2.9%	829	2.9%
Total assets	32,252	100.0%	29,029	100.0%
Stockholders' equity	26,371	81.8%	25,856	89.1%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months subsequent to October 31, 2015. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of October 31, 2015, should the Company need to obtain additional capital. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

·	As of October 31, 2015, the Company had cash and cash equivalents equal to $7.6 million.

·	As of October 31, 2015, the Company had $19.7 million in current assets and $4.4 million in current liabilities.
·	As of October 31, 2015, the Company had no outstanding indebtedness for borrowed funds.

As of October 31, 2015, the Company had a total of $7.6 million of cash and cash equivalents compared to a total of $14.7 million of cash and cash equivalents as of October 31, 2014. The decrease in cash and cash equivalents is primarily due to the cash purchase price payments made during the 2015 fiscal year in connection with the acquisitions of the Comnet and Rel-Tech subsidiaries and the CompPro product line (a total of $5,132,000) and dividends paid (a total of $2,382,000). As of October 31, 2015, the Company had working capital of $15.3 million and a current ratio of approximately 4.5:1.

The Company generated only $168,000 of cash from operating activities during the year ended October 31, 2015 despite having net income of $994,000 because of cash used to increase inventories and to pay down accounts payable, accrued expenses and other long-term liabilities. The increased use of cash was partially offset by non-cash charges such as $996,000 for depreciation and amortization primarily related to the acquisitions of Comnet, Rel-Tech and CompPro, and $232,000 of stock-based compensation.

During the year ended October 31, 2015, the Company used $5.3 million for investing activities, primarily for the purchase of two companies and a new product line. During the year ended October 31, 2015, the Company used: (i) $2.2 million (net of cash acquired) to purchase Comnet, (ii) $1.9 million (net of cash acquired) to purchase Rel-Tech, and (iii) $700,000 to purchase the CompPro product line. In addition, the Company also deposited $300,000 into a bank escrow account for one year as security for the seller’s indemnification obligations under the Comnet stock purchase agreement and had capital expenditures of $204,000.

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

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. As of October 31, 2014, the Company has repurchased and retired 22,828 shares pursuant to this program, for a total purchase price of $104,000; the Company did not repurchase any shares in fiscal 2015. In addition, during the year ended October 1, 2015, the Company also paid $2.4 million of dividends to its stockholders.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2015 and 2014 (in thousands, except percentages).

17

	2015		2014
		% of Net		% of Net
	Amount	Sales	Amount	Sales

Net sales	$32,804	100%	$23,115	100%
Cost of sales	21,537	66%	12,662	55%
Gross profit	11,267	34%	10,453	45%
Engineering expenses	923	3%	948	4%
Selling and general expenses	9,126	28%	7,239	31%
Operating income	1,218	4%	2,266	10%
Other income	35	0%	29	0%
Income from continuing operations before provision for income taxes	1,253	4%	2,295	10%
Provision for income taxes	315	1%	959	4%
Income from continuing operations	938	3%	1,336	6%
Income from discontinued operations, net of tax	56	0%	103	0%
Consolidated net income	994	3%	1,439	6%

Net sales for the year ended October 31, 2015 (the “2015 fiscal year”) increased by 42% (or $9.7 million) to $32.8 million from $23.1 million for the year ended October 31, 2014 (the “2014 fiscal year”), primarily due to $13.4 million of additional sales generated by the Comnet ($10.3 million of net sales during the entire 2015 fiscal year) and Rel-Tech ($3.1 million of net sales during the period from June 1, 2015 through October 31,2015) subsidiaries that the Company acquired during the 2015 fiscal year. The Company did not own Comnet or Rel-Tech in the 2014 fiscal year. Excluding the net sales that were generated by newly acquired Comnet and Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $3.7 million during the year ended October 31, 2015 compared to the year ended October 31, 2014. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consisted of Cables Unlimited, Comnet and Rel-Tech during the 2015 fiscal year) generated $19.2 million of net sales for the year ended October 31, 2015 to become the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisitions of Comnet and Rel-Tech, net sales at Cables Unlimited decreased to $5.8 million for the 2015 fiscal year from $7.2 million for the 2014 fiscal year. The decrease in net sales at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s Optiflex line of special purpose cables and a decline in orders for other fiber optic products. For the year ended October 31, 2015, the RF Connector and Cable Assembly segment had net sales of $11.7 million, a decline of $1.5 million or 11% from net sales of $13.2 million for the year ended October 31, 2014. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. The Medical Cabling and Interconnect segment generated net sales of $1.9 million in the year ended October 31, 2015, a decrease of $815,000 or 30% over the prior year’s comparable period. The decrease in medical cabling revenue was primarily due to decreased purchases by Bioconnect’s principal customers.

The Company’s gross profit as a percentage of sales in the 2015 fiscal year decreased by 11% to 34% compared to 45% in the year ended October 31, 2014. The decrease in gross margins is primarily due to: 1) the decline in higher margin sales of Optiflex, 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly segment spread over a lower revenue base, and 3) the net sales recognized by Comnet and Rel-Tech since the dates of their acquisition in the 2015 fiscal year. Historically, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and will remain below historical rates in the future.

Engineering expenses decreased $25,000 or 3% for the year ended October 31, 2015 to $923,000 compared to $948,000 for the year ended October 31, 2014 due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $1.9 million, or 26%, during the year ended October 31, 2015 to $9.1 million from $7.2 million in the prior year. The increase in selling and general expenses was primarily due to additional expenses of approximately $2.1 million incurred by the Company’s new Comnet and Rel-Tech subsidiaries which subsidiaries were not owned, and which expenses therefore were not incurred during the year ended October 31, 2014. Excluding the addition of the selling and general expenses attributable to Comnet and Rel-Tech, the selling and general expenses of the Company for the fiscal year ended October 31, 2015 compared to the year ended October 31, 2014 were relatively unchanged. For the fiscal year ended October 31, 2015, the Company incurred approximately $388,000 of amortization expense on intangibles, $176,000 of legal and accounting costs related to the acquisition of Comnet and Rel-Tech, and additional compensation and benefit expenses related to additional sales personnel at Cables Unlimited and Connector and Cable Assembly Divisions. These increases were offset by a $318,000 credit resulting from the partial reversal of an earn-out liability related to the acquisition of Comnet and certain stock-based compensation expense incurred in 2014 related to significant one-time expenses as a result of the acceleration of certain stock options of a former employee and the significant increase in outside consulting expenses.

Other income during the year ended October 31, 2015 included a $16,000 gain on sale of fixed assets.

The provision for income taxes during the year ended October 31, 2015 was $315,000 (or an effective tax rate of approximately 23%) compared to $959,000 in the comparable prior year period (or an effective tax rate of approximately 42%). The decrease in the effective income tax rate from period to period was primarily driven by the recognition of discrete benefits related to the reapportionment of state income.

Income from discontinued operations, net of tax, during the year ended October 31, 2015 was $56,000 compared to $103,000 in the comparable prior year’s period. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented

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

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-20 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2015 and 2014

•	Consolidated Statements of Income for the years ended October 31, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended October 31, 2015 and 2014

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2015.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Based on the above evaluation, the Company’s management has concluded that the system of internal controls over financial reporting was effective as of October 31, 2015.

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

Changes in Internal Controls

Except as set forth below, there was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

As described throughout this Annual Report, during the year ended October 31, 2015 we acquired Rel-Tech, which is now a wholly owned subsidiary of RF Industries. While our financial statements for the year ended October 31, 2015 include the results of Rel-Tech from the June 1, 2015 date through October 31, 2015, as permitted by the rules and regulations of the SEC, our management's assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for Rel-Tech. Further, our management's conclusion regarding the effectiveness of our internal control over financial reporting as of October 31, 2015 does not extend to the internal control over financial reporting for Rel-Tech.

We are currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the company is fully integrated, we will maintain the operational integrity of each company's internal control over financial reporting. Rel-Tech constituted $1.8 million of total assets as of October 31, 2015 and $3.1 million of revenues for the year then ended.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2015. Other than Howard Hill and Darren Clark, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since

Joseph Benoit	61	2013

Darren Clark	48	2011

Marvin H. Fink	79	2001

Howard F. Hill	75	1979

William Reynolds	80	2005

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

Marvin H. Fink is a retired executive. Mr. Fink most recently served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. from October 2002 to March 2005. Prior thereto, Mr. Fink was President of Teledyne’s Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, an M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is a member of the California Bar (inactive).

Howard F. Hill, a founder of the Company in 1979, served as this Company’s Chief Executive Officer until January 22, 2015. Effective January 22, 2015, Mr. Hill stepped down as the Chief Executive Officer and agreed to serve as this Company’s Chief Operating Officer. Effective April 6, 2015, Mr. Hill announced that he was taking a one-year medical leave of absence and resigned as the Company’s Chief Operating Officer. In addition, from January 18, 2013 until June 7, 2013, Mr. Hill also served as the Company’s interim Chief Financial Officer. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 59 years.

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

Howard Hill: Mr. Hill is a founder of the Company and has over 59 years of experience in the electronics industry.

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

Management

Johnny Walker, President and Chief Executive Officer, was hired as the President of the Company on October 6, 2014 and was appointed as Chief Executive Officer on January 22, 2015. Mr. Walker has extensive experience in the communications and wireless industries. Most recently, from 1999 to 2014, he served as the Chief Executive Officer and Chief Financial Officer of Hutton Communications, a major distributor of commercial wireless communications and related equipment. Hutton Communications has been one of the Company’s distributors for over 20 years. From 1993 to 1998, Mr. Walker was the Chief Financial Officer and Chief Operating Officer at River Oaks Furniture. From 1990 to 1993, he was the CEO of Profit Partners International, a court appointed receiver for the rehabilitation and liquidation of troubled Savings and Loans institutions in the State of Texas. From 1984 to 1990, Mr. Walker was the Chief Financial Officer and Chief Operating Officer of Tony Lama. From 1979 to 1983, Mr. Walker was a partner-in-charge of the Haskins & Sells (now Deloitte & Touche) offices in St. Louis, Missouri. Previously, Mr. Walker was a Partner of Haskins & Sells in Dallas, Texas from 1970 to 1979.  Mr. Walker is a CPA and studied Accounting and Finance at Texas Tech University. He received a Bachelor of Business Administration Degree in Accounting from Texas A&M Commerce and a Masters of Science in Accounting degree from Texas Tech University.

 Mark Turfler, Chief Financial Officer, was appointed as the Company’s Acting Chief Financial Officer and Corporate Secretary on June 7, 2013. Effective as of January 10, 2014, Mr. Turfler was promoted to Chief Financial Officer. Mr. Turfler joined the Company in January 2013 as our Controller. Prior to joining the Company, Mr. Turfler worked in senior accounting/finance positions at Ligand Pharmaceuticals, Inc. from 2006 to 2009, at Cylene Pharmaceuticals, Inc. from 2010 to 2011, and as an independent financial/accounting consultant from 2012 until he joined the Company in January 2013. Mr. Turfler has more than 35 years of accounting and finance experience including several years with publicly traded companies in a variety of senior financial executive positions with wireless telecommunications, international manufacturing, medical device and software companies. Mr. Turfler began his career with PricewaterhouseCoopers after graduating from Syracuse University with a B.S. in accounting. Mr. Turfler is a Certified Public Accountant and a member of the American Institute of CPAs, California Society of CPAs, Corporate Directors Forum and Financial Executives International.

Darren Clark is the President of Cables Unlimited, Inc. Mr. Clark has been an executive officer of Cables Unlimited, Inc. since he founded that company in 1992.

Board of Director Meetings

During the fiscal year ended October 31, 2015, the Board of Directors held twelve meetings. During the fiscal year ended October 31, 2015, each Board of Directors members attended at least 75% of the meetings of the meetings of the committees on which he served.

Board Committees

During fiscal 2015, the Board of Directors maintained three committees, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. The Audit Committee currently is composed of Mr. Reynolds (Chairman), Mr. Fink and Mr. Benoit.  Each of these individuals was a non-employee director and was independent as defined under the NASDAQ Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2015. The Audit Committee operates under a formal charter that governs its duties and conduct, which charter is posted on the Company’s website.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, and Benoit (Chairman) each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held eight formal meeting during fiscal 2015, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Fink (Chairman), Benoit, and Reynolds each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held one formal meeting during fiscal 2015, which were attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2015, all Forms 4 were timely filed, except that Howard Hill was late in filing four Form 4s, and Johnny Walker late in filing three Forms 4. Each of the foregoing late filings was filed within one to ten calendar days after the due dates.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company’s: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on October 31, 2015 and who earned over $100,000 during the fiscal year ended October 31, 2015, and (iii) for any officer who earned over $100,000 during the October 31,2015 fiscal year but was no longer employed with the Company on October 31, 2015 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Chief Executive	2015	114,000	12,000	-	4,020	-	-	22,230	(1)	152,250
Officer, Chief Operating Officer and Director(2)	2014	240,000	-	-	6,123	-	-	51,514	(1)	297,637

Johnny Walker
President and Chief	2015	250,000	25,000	-	-	-	-	19,231		294,231
Executive Officer (3)	2014	14,000	-	-	145,687	-	-	1,603		161,290

Darren Clark
President of Cables	2015	150,000	12,500	-	4,020	-	-	11,538		178,058
Unlimited, Inc.	2014	150,000	-	-	3,061	-	-	11,538		164,599

Mark Turfler
Chief Financial	2015	166,000	17,500	-	19,094	-	-	27,297	(5)	229,891
Officer(4)	2014	142,000	8,000	-	215,038	-	-	13,525		378,563

(1)        Mr. Hill’s other compensation consisted of $11,538 and $27,692 of accrued vacation in fiscal 2015 and 2014, respectively, and $10,692 and $23,822 for vehicle and apartment rental costs in fiscal 2015 and 2014, respectively. Because Mr. Hill does not live in San Diego, the Company has maintained an apartment in San Diego for Mr. Hill and some of the other managers since 1994. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(2)        Effective January 22, 2015, Mr. Hill stepped down as Chief Executive Officer and agreed to serve as the Company’s Chief Operating Officer. Mr. Walker was promoted as the new Chief Executive Officer on January 22, 2015.

(3)        Mr. Walker joined the Company as President as of October 6, 2014 at an annual salary of $250,000. Accordingly, Mr. Walker’s salary for 2014 represents his salary during the period he was employed in fiscal 2014.

(4)        Mr. Turfler was hired January 18, 2013 and appointed Acting Chief Financial Officer and Corporate Secretary effective June 7, 2013. On January 10, 2014, he was appointed Chief Financial Officer of the Company.

(6)        Mr. Turfler’s other compensation consisted of $13,077 of accrued vacation in fiscal 2015, and $14,220 for vehicle costs.

(7)        The amounts in this column represent the aggregate fair value of the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 8, “Stock options,” to the Consolidated Financial Statements.

2015 Option Grants

In fiscal 2015, the Company granted options to purchase 4,000 shares of common stock to each of Howard Hill (who was then serving as Chief Operating Officer) and to Darren Clark (the President of Cables Unlimited), and options for 19,000 shares to Mark Turfler (the Chief Financial Officer).

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2015 by each of our Named Executive Officers were issued under our 2000 Stock Option Plan and 2010 Stock Incentive Plan, except for options to purchase 168,457 shares that were granted to Mr. Hill in 1994 under his employment agreement. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2015:

Outstanding Equity Awards As Of October 31, 2015

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	168,457				0.05		(1)
Howard Hill	2,667				3.16	10/31/16
Howard Hill	1,333		2,667	(2)	5.88	04/11/19
Howard Hill	1,333		2,667	(3)	4.41	11/19/19
Howard Hill	8,733		-		4.07	04/05/20
Johnny Walker	20,000		80,000	(4)	4.53	10/06/24
Darren Clark	4,100		-		3.69	12/22/16
Darren Clark	666		1,334	(5)	5.88	04/11/19
Darren Clark	1,333		2,667	(6)	4.41	11/19/19
Mark Turfler	20,000		80,000	(7)	5.88	04/11/24
Mark Turfler	6,333		12,667	(8)	4.41	11/19/19

(1)	This option expires one year after Mr. Hill’s employment with the Company terminates.
(2)	Vests annually in three installments following grant on April 11, 2014.
(3)	Vests annually in three installments following grant on November 19, 2014.
(4)	Vests as to 10,000 shares annually following grant on October 6, 2014.
(5)	Vests as to 666 shares annually following grant on April 11, 2014.
(6)	Vests as to 1,333 shares annually following grant on November 19, 2014.
(7)	Vests as to 10,000 shares annually following grant on April 11, 2014.
(8)	Vests as to 6,333 shares annually following grant on November 19, 2014.

During the fiscal year ended October 31, 2015, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements-Change of Control Payments

Johnny Walker, Mark Turfler and Darren Clark. The Company employed Johnny Walker as President/CEO, Mark Turfler as the Company’s Chief Financial Officer and Darren Clark as the President of the Company’s Cables Unlimited, Inc. subsidiary under written employment agreements that expired on December 31, 2015.

On December 24, 2015, the Company entered into new employment agreements with Johnny Walker (as the Company’s President/Chief Executive Officer), Mark Turfler (as the Company’s Chief Financial Officer) and Darren Clark (as the President of the Company’s Cables Unlimited subsidiary). The basic provisions of the foregoing three employment agreements are the same and are as follows: The term of each of the employment agreements continues through December 31, 2016 (the “Term”), subject to earlier termination, as provided in the employment agreements. Under the employment agreements, Mr. Walker is entitled to receive an annual base salary of $250,000, Mr. Turfler is entitled to an annual base salary of $170,000, and Mr. Clark is entitled to an annual base salary of $150,000. Each of the executive officers are also entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the Company. In addition, Mr. Walker and Mr. Clark shall have the right to earn an annual bonus of up to fifty percent (50%) of his base salary, subject to meeting certain quantitative and qualitative targets, and Mr. Turfler shall have the right to earn an annual bonus of up to forty percent (40%) of his base salary, subject to meeting certain qualitative targets.

In the event of a Change of Control (as defined in their employment agreements), Mr. Walker and Mr. Turfler are entitled to receive cash payment in an amount equal to twelve (12) months’ salary (based on the executive officer’s base salary at the time of such termination), plus payment for all accrued and unused vacation time. If a Change of Control occurs and if, within six (6) months after the Change of Control, Mr. Clark’s employment is terminated without cause or Mr. Clark terminates his employment agreement for Good Reason (as defined in his employment agreement), Mr. Clark will be entitled to receive a cash payment equal to six (6) months of his base salary. On October 6, 2014, Mr. Walker was granted a nine-year stock option to purchase up to 100,000 shares of the Company’s common stock. Upon a Change of Control, all of the unvested shares under that 100,000-share stock option will, upon the Change of Control, become fully vested.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2015, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $30,000 annually, which amount is paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2015

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

Joseph Benoit	$15,000	-	$15,000	$-	$30,000
Darren Clark	$-	-	$-	$-	$-
Marvin H. Fink	$15,000	-	$15,000	$-	$30,000
Howard F. Hill	$-	-	$-	$-	$-
William Reynolds	$15,000	-	$15,000	$-	$30,000

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On December 16, 2015, we granted five-year non-qualified options to purchase 17,064 shares of the Company’s common stock to Mr. Marvin Fink (Chairman), Mr. William Reynolds and Joseph Benoit (Independent Directors) for their services as directors for the fiscal year ended October 31, 2016. The options have an exercise price of $4.42 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 22, 2016 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 22, 2016, there were 8,718,914 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	296,536	(2)	3.3%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	41,735	(3)	0.5%

William Reynolds 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	68,247	(4)	0.8%

Joseph Benoit
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202	31,409	(5)	0.4%

Darren Clark 3 Old Dock Road, Yaphank, NY 11980	306,099	(6)	3.5%

Johnny Walker 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	26,066	(7)	0.3%

Mark Turfler 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	26,333	(8)	0.3%

All Directors and Officers as a Group (7 Persons)	796,425	(9)	8.8%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860		10.3%

Park Circle Company Jeffrey A. Legum 1829 Reisterstown Road, Suite 140, Baltimore, Maryland 21208.(10)	431,803		5.0%

Renaissance Technologies LLC 800 Third Avenue New York, New York 10022(11)	719,420		8.3%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 182,523 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 41,735 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 35,447 shares that Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 31,409 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 6,099 shares, which Mr. Clark has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 20,000 shares, which Mr. Walker has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 26,333 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(9)	Includes 343,546 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(10)	Based on a Schedule 13G filed jointly filed by Park Center Company and Jeffrey A. Legum with the SEC on December 18, 2015.

(11)	Based on a Schedule 13G/A filed with the SEC on June 3, 2013 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 12, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President, at that time, $70,000 pursuant to a Promissory Note which provides for interest at the rate of 6% per annum and which has no specific due date for principal repayment. As of October 31, 2015, the principal balance still outstanding on the loan was $66,980. Mr. Hill pays interest on the loan annually. The note is collateralized by property owned by Mr. Hill.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a five-year lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2015, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP for professional services rendered related to the fiscal years ended October 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$290,000	$184,000
Audit-Related Fees	-	-
All Other Fees	10,000	89,000
Total Fees	$300,000	$273,000

Audit Fees .  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees .  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company did not incur audit-related fees during fiscal 2015 and 2014.

All Other fees .  The Company used CohnReznick LLP to perform an audit of the Company’s 401K plan.

ITEM 15.	EXHIBITS

Lease

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amended and Restated Articles of Incorporation (12)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006(6)

3.2.5	Amendment to Bylaws dated September 7, 2007(7)

10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated August 22, 2011, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle American LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (13)

10.8	Form of 2010 Stock Incentive Plan (10)

10.9	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.10	Amendment of 2000 Stock Incentive Plan (11)

10.11	Employment Agreement, dated September 1, 2013, between the Company and Howard Hill (14)

10.12	Employment Agreement, dated September 1, 2013, between the Company and James Doss (14)

10.13	Employment Agreement, dated September 1, 2013, between the Company and Darren Clark (14)

10.14	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (15).

10.15	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Howard Hill. (16)

10.16	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Mark Turfler. (16)

10.17	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Darren Clark (16)

10.18	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera.(17)

10.19	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders.(18)

10.20	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker.(19)

10.21	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler.(19)

10.22	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (19)

10.23	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date.

10.24	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ.

14.1	Code of Ethics (5)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(17)          Previously filed as an exhibit to the Company’s Form 8-K, dated January 21, 2015, which exhibit is hereby incorporated herein by reference.

(18)          Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2015, which exhibit is hereby incorporated herein by reference.

(19)          Previously filed as an exhibit to the Company’s Form 8-K, dated December 24, 2015, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the Company.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

*       *       *

Report of Independent Registered Public Accounting Firm

To the Stockholders

RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. RF Industries, Ltd. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. and Subsidiaries as of October 31, 2015 and 2014, and their results of operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California

January 28, 2016

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2015 AND 2014

(In thousands, except share and per share amounts)

	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,595	$14,718
Trade accounts receivable, net of allowance for doubtful accounts of $59 and $30	3,980	2,428
Inventories	6,928	5,259
Other current assets	728	618
Deferred tax assets	426	416
TOTAL CURRENT ASSETS	19,657	23,439

Property and equipment:
Equipment and tooling	3,215	2,610
Furniture and office equipment	936	777
	4,151	3,387
Less accumulated depreciation	3,230	2,558
Total property and equipment	921	829

Goodwill	5,913	3,076
Amortizable intangible assets, net	4,268	1,187
Non-amortizable intangible assets	1,387	410
Note receivable from stockholder	67	67
Other assets	39	21
TOTAL ASSETS	$32,252	$29,029

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2015 AND 2014

(In thousands, except share and per share amounts)

	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,493	$867
Accrued expenses	2,868	1,422
Customer deposit	-	73
TOTAL CURRENT LIABILITIES	4,361	2,362

Deferred tax liabilities	1,143	811
Other long-term liabilities	377	-
TOTAL LIABILITIES	5,881	3,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,713,664 and 8,255,979 shares issued and outstanding at October 31, 2015 and 2014, respectively	87	83
Additional paid-in capital	19,129	17,230
Retained earnings	7,155	8,543
TOTAL STOCKHOLDERS' EQUITY	26,371	25,856
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,252	$29,029

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED OCTOBER 31, 2015 AND 2014

(In thousands, except share and per share amounts)

	2015	2014

Net sales	$32,804	$23,115
Cost of sales	21,537	12,662

Gross profit	11,267	10,453

Operating expenses:
Engineering	923	948
Selling and general	9,126	7,239
Totals	10,049	8,187

Operating income	1,218	2,266

Other income	35	29

Income from continuing operations before provision for income taxes	1,253	2,295
Provision for income taxes	315	959

Income from continuing operations	938	1,336

Income from discontinued operations, net of tax	56	103

Consolidated net income	$994	$1,439

Earnings per share
Basic
Continuing operations	$0.11	$0.17
Discontinued operations	0.01	0.01
Net income per share	$0.12	$0.18

Earnings per share
Diluted
Continuing operations	$0.10	$0.15
Discontinued operations	0.01	0.01
Net income per share	$0.11	$0.16

Weighted average shares outstanding
Basic	8,494,111	8,215,688
Diluted	8,862,217	8,742,025

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2015 AND 2014

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2013	8,075,124	$81	$16,049	$9,406	$25,536

Exercise of stock options	203,683	2	568	-	570

Excess tax benefit from exercise of
stock options	-	-	327	-	327

Stock-based compensation expense	-	-	390	-	390

Dividends	-	-	-	(2,302)	(2,302)

Treasury stock purchased and retired	(22,828)	-	(104)	-	(104)

Net income	-	-	-	1,439	1,439

Balance, October 31, 2014	8,255,979	83	17,230	8,543	25,856

Exercise of stock options	154,837	1	327	-	328

Stock issuances for acquisition of Comnet and Rel-Tech	302,848	3	1,257	-	1,260

Excess tax benefit from exercise of stock options	-	-	83	-	83

Stock-based compensation expense	-	-	232	-	232

Dividends	-	-	-	(2,382)	(2,382)

Net income	-	-	-	994	994

Balance, October 31, 2015	8,713,664	$87	$19,129	$7,155	$26,371

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2015 AND 2014

(In thousands)

	2015	2014
OPERATING ACTIVITIES:
Consolidated net income	$994	$1,439
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt (recovery) expense	20	(34)
Accounts receivable write-off	11	34
Depreciation and amortization	996	592
Inventory write-downs	170	148
Gain on disposal of fixed assets	(16)	-
Stock-based compensation expense	232	390
Deferred income taxes	(166)	(60)
Excess tax benefit from stock-based compensation	(83)	(327)
Changes in operating assets and liabilities:
Trade accounts receivable	(400)	732
Inventories	(205)	517
Other current assets	(9)	969
Other long-term assets	(2)	9
Accounts payable	(354)	69
Customer deposit	(6)	(45)
Income taxes prepaid	6	400
Accrued expenses	(451)	(339)
Other long-term liabilities	(569)	-
Net cash provided by operating activities	168	4,494

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired of $758	(5,132)	-
Proceeds from sale of fixed assets	16	-
Capital expenditures	(204)	(148)
Net cash used in investing activities	(5,320)	(148)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	328	570
Purchases of treasury stock	-	(104)
Excess tax benefit from exercise of stock options	83	327
Dividends paid	(2,382)	(2,302)
Net cash used in financing activities	(1,971)	(1,509)

Net increase (decrease) in cash and cash equivalents	(7,123)	2,837

Cash and cash equivalents, beginning of year	14,718	11,881

Cash and cash equivalents, end of year	$7,595	$14,718

Supplemental cash flow information – income taxes paid	$645	$442

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$-	$104
Write off of fully depreciated property and equipment	$-	$14
Stock issuance for acquisition of businesses (Comnet and Rel-Tech)	$1,260	$-

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its three wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2015 the Company classified its operations into the following six divisions/subsidiaries: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) the Aviel Electronics Division designs, manufactures and distributes specialty and custom RF connectors primarily for aerospace and military customers; (iii) the Bioconnect Division manufactures and distributes cabling and interconnect products to the medical monitoring market; (iv) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (v) Comnet Telecom Supply, Inc. subsidiary that manufactures and sells fiber optics cable, distinctive cabling technologies and custom patch cord assemblies, as well as other data center products; and (vi) the recently acquired Rel-Tech Electronics, Inc. subsidiary is a designer and manufacturer of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers. Both the Cables Unlimited division and the Comnet Telecom division are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements for the year ended October 31, 2014 include the accounts of RF Industries, Ltd. and Cables Unlimited, Inc. (“Cables Unlimited”), a wholly-owned subsidiary. The consolidated financial statements for the year ended October 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited, Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014, and Rel-Tech Electronics, Inc. (“Rel-Tech”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective June 1, 2015. For periods ending on or before October 31, 2014, references herein to the “Company” shall refer to RF Industries, Ltd. and Cables Unlimited, and the year ended after October 31, 2015, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech, collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories are valued at their weighted average cost. Certain items in inventory may be considered obsolete or excess and, as such, are periodically reviewed for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented approximately one-third of the Company’s current assets, any reduction in the value of inventories would require the Company to take write-offs that would affect our net worth and future earnings. In June 2015, the Company acquired Rel-Tech Electronics, Inc. (“Rel-Tech”), a company that currently values inventories using specific identification (last purchase price) on a FIFO basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost during early fiscal 2016.

Property and equipment

Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 5 years) using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 31, 2015, the Company performed a qualitative assessment of factors to determine whether it was necessary to perform further impairment testing. Based on the results of the work performed, the Company concluded that no impairment loss was warranted at October 31, 2015. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statement of Income.

On June 15, 2011, the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. Effective November 1, 2014, the Company also completed its acquisition of Comnet. Goodwill related to this acquisition is included within the Comnet reporting unit. As of May 19, 2015, the Company completed its acquisition of the CompPro Product Line. Goodwill related to this acquisition is included within the Connector and Cable Assembly Division. Effective June 1, 2015, the Company completed its acquisition of Rel-Tech. Goodwill related to this acquisition is included within the Rel-Tech reporting unit. No goodwill impairment occurred in 2015 or 2014.

Long-lived assets

The Company assesses property, plant and equipment and intangible assets, which are considered definite-lived assets for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company has made no material adjustments to our long-lived assets in any of the years presented.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment.

In addition, the Company tests our trademarks and indefinite-lived asset for impairment at least annually or more frequently if events or changes in circumstances indicate that these assets may be impaired. No impairments have been identified in any of the years presented.

Earn-out liability

The purchase agreement for the Comnet and Rel-Tech acquisitions provide for earn-out payments of up to $1,360,000 and $800,000, respectively.  The earn-out liability is valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price.  The earn-outs will be revalued quarterly and any resulting increase or decrease will be recorded into selling, general and administrative expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. The Comnet and Rel-Tech acquisitions are more fully described in Note 2 of this report.

Intangible assets

Intangible assets consist of the following as of October 31 (in thousands):

F-9

	2015	2014
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$200
Accumulated amortization	(212)	(135)
	98	65

Customer relationships (estimated lives 7 - 15 years)	5,099	1,730
Accumulated amortization	(1,101)	(608)
	3,998	1,122

Backlog (estimated life 1 year)	134	75
Accumulated amortization	(100)	(75)
	34	-

Patents (estimated life 14 years)	142	-
Accumulated amortization	(4)	-
	138	-

Totals	$4,268	$1,187

Non-amortizable intangible assets:
Trademarks	$1,387	$410

Amortization expense for the years ended October 31, 2015 and 2014 was $598,000 and $220,000, respectively.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount

2016	$649
2017	589
2018	553
2019	553
2020	553
Thereafter	1,371
Total	$4,268

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $152,000 and $147,000 in 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2015 and 2014, the Company recognized $923,000 and $948,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2015 and 2014, charges related to stock-based compensation amounted to approximately $232,000 and $390,000, respectively. For the fiscal years ended October 31, 2015 and 2014, stock-based compensation classified in cost of sales amounted to $53,000 and $67,000 and stock-based compensation classified in selling, general and engineering expense amounted to $179,000 and $323,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2015 and 2014, that were not included in the computation because they were anti-dilutive, totaled 792,386 and 328,569, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2015	2014
Numerators:
Consolidated net income (A)	$994,000	$1,439,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	8,494,111	8,215,688
Add effects of potentially dilutive securities - assumed exercise of stock options	368,106	526,337

Weighted average shares outstanding for diluted earnings per share (C)	8,862,217	8,742,025

Basic earnings per share (A)/(B)	$0.12	$0.18

Diluted earnings per share (A)/(C)	$0.11	$0.16

Recent accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,  which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs. This guidance will be effective for the Company in its fiscal year ending October 31, 2017. The Company does not expect this amendment to have a significant effect on the consolidated financial statements.

Note 2 - Business acquisitions

Rel-Tech Electronics, Inc.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech pursuant to a Stock Purchase Agreement. Rel-Tech was wholly-owned by Wilfred D. LeBlanc Jr., Ralph Palumbo and their respective wives. Rel-Tech is a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses. At the closing, RF Industries, Ltd. paid the sellers $3,100,000, which consisted of $2,100,000 in cash, 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met by Rel-Tech over a three-year period, agreed to pay additional cash earn-out payments of up to $800,000. Rel-Tech will operate as a stand-alone subsidiary for at least the next two years. Mr. Palumbo will serve as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Rel-Tech has also entered into employment agreements to retain five key managers.

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

Although the closing occurred on June 5, 2015, the acquisition of Rel-Tech is deemed to have become effective for financial accounting purposes as of June 1, 2015. Accordingly Rel-Tech’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment for the year ended October 31, 2015.

The following table summarizes the components of the estimated purchase price at fair value at June 1, 2015:

Cash consideration paid	$2,100,000
RF Industries, Ltd. common shares issued (50,467 shares)	200,000
Earn-out	610,000
Total purchase price	$2,910,000

The following table summarizes the final allocation of the estimated purchase price at fair value at June 1, 2015:

Current assets	$1,637,000
Fixed assets	68,000
Other assets	17,000
Intangible assets	1,425,000
Goodwill	833,000
Deferred tax liabilities	(489,000)
Non-interest bearing liabilities	(581,000)
Net assets	$2,910,000

The results of Rel-Tech’s operations subsequent to June 1, 2015 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Rel-Tech have been expensed as incurred. For the period ended October 31, 2015, Rel-Tech contributed $3.1 million of revenue.

CompPro Product Line

On May 19, 2015, the Company purchased the CompPro braided product line (“CompPro”), including the intellectual property rights to that product line, for a total purchase price of $700,000 cash. CompPro utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. Included in the purchase is inventory, designs, intellectual property rights and to manufacture and sell CompPro products. Financial results for the CompPro products are included in the results of the RF Connector and Cable Assembly segment beginning in the Company’s fiscal quarter ended October 31, 2015.

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

Goodwill acquired was allocated to the Company’s Connector and Cable Assembly segment as part of the purchase price allocation. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years.

The following table summarizes the components of the estimated purchase price at fair value at May 19, 2015:

Cash consideration paid	$700,000
Total purchase price	$700,000

The following table summarizes the final allocation of the estimated purchase price at fair value at May 19, 2015:

Current assets	$186,300
Fixed assets	67,500
Intangible assets	321,200
Goodwill	125,000
Net assets	$700,000

The results of CompPro’s operations subsequent to May 19, 2015 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of CompPro have been expensed as incurred.

Comnet Telecom Supply, Inc.

The Company purchased 100% of the issued and outstanding shares of Comnet from Robert Portera, the sole shareholder of Comnet. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. Comnet is a New York corporation that was formed in 1993. For income tax purposes, both parties have agreed to make an election under Internal Revenue Code 338(h) (10). At the closing, RF Industries, Ltd. paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 has been deposited into a bank escrow account for one year as security for the seller’s indemnification obligations under the stock purchase agreement) and 252,381 shares of RF Industries, Ltd.’s unregistered common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the common stock during the five trading days before the closing date). Comnet will be operated as a stand-alone subsidiary for at least the next two years. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet and receive a base salary of $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014 with an effective closing date of January 20, 2015, Comnet’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ended October 31, 2015.

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

Goodwill acquired was allocated to the Company’s Connector and Cable Assembly segment as part of the purchase price allocation. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years.

The following table summarizes the components of the estimated purchase price at fair value at November 1, 2014:

Cash consideration paid	$3,090,000
RF Industries, Ltd. common shares issued (252,381 shares)	1,060,000
Earn-out	1,235,000
Total purchase price	$5,385,000

The following table summarizes the final allocation of the estimated purchase price at fair value at May 19, 2015:

Current assets	$1,875,000
Fixed assets	150,000
Intangible assets	2,910,000
Goodwill	1,879,000
Non-interest bearing liabilities	(1,429,000)
Net assets	$5,385,000

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. For the fiscal year ended October 31, 2015, Comnet contributed $10.3 million of revenue.

The Company recognized a $318,000 credit to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Comnet as of October 31, 2015.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the year ended October 31, 2015, the Company recognized approximately $24,000 and $69,000 of royalty income related to the RF Neulink Agreement and RadioMobile, respectively, which amounts have been included within discontinued operations.

The following summarized financial information related to the RF Neulink and RadioMobile divisions is segregated from continuing operations and reported as discontinued operations for the years ended October 31, 2015 and 2014 (in thousands):

	2015	2014

Royalties	$93	$161
Provision for income taxes	37	58
Income from discontinued operations, net of tax	$56	$103

Note 4 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2015, the Company had cash and cash equivalent balances in excess of Federally insured limits in the amount of approximately $6.4 million.

One customer accounted for approximately 18% and 34% of the Company’s net sales for the fiscal year ended October 31, 2015 and 2014, respectively. At October 31, 2015 and October 31, 2014, this customer’s account receivable balance accounted for approximately 17% and 22%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

There was no product line that was significant for the fiscal year ended October 31, 2015. Sales of one product line accounted for $2.5 million or 11% of net sales for the fiscal year ended October 31, 2014.

Note 5 - Inventories and major vendors

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

F-14

	2015	2014

Raw materials and supplies	$2,671	$1,784
Work in process	270	12
Finished goods	3,987	3,463

Totals	$6,928	$5,259

Purchases of inventory from two major vendors during fiscal 2015 represented 12% and 8% of total inventory purchases compared to two major vendors who represented 15% and 14% of total inventory purchases in fiscal 2014. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2015	2014

Wages payable	$978	$840
Accrued receipts	438	422
Earn-out liability	1,150	-
Other current liabilities	302	160

Totals	$2,868	$1,422

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $377,000 is recorded in other long-term liabilities.

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

The RF Connector and Cable Assembly segment is comprised of two divisions, the Custom Cabling Manufacturing and Assembly segment comprised of three divisions and the Medical Cabling and Interconnector segment comprised of one division. The three divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Custom Cabling Manufacturing and Assembly and Bioconnect. The other division aggregated into the RF Connector and Cable Assembly segment and into the Custom Cabling Manufacturing and Assembly segment have similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregates the Connector and Cable Assembly and Aviel divisions into the RF Connector and Cable Assembly segment, the Cables Unlimited, Comnet and Rel-Tech division constitutes the Custom Cabling Manufacturing and segment. The Bioconnect Division comprises the Medical Cabling and Interconnector segment.

As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2015 and 2014 (in thousands):

F-15

	2015	2014

United States	$31,628	$21,452
Foreign Countries:
Canada	362	531
Israel	296	321
Mexico	395	527
All Other	123	284
	1,176	1,663

Totals	$32,804	$23,115

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the years ended October 31, 2015 and 2014 are as follows (in thousands):

	RF Connector	Custom Cabling	Medical
	and	Manufacturing and	Cabling and
	Cable Assembly	Assembly	Interconnector	Corporate	Total
2015
Net sales	$11,710	$19,198	$1,896	$-	$32,804
Income (loss) from continuing operations before provision for income taxes	887	(234)	243	357	1,253
Depreciation and amortization	181	795	20	-	996
Total assets	6,890	16,150	358	8,854	32,252

2014
Net sales	$13,156	$7,247	$2,712	$-	$23,115
Income (loss) from continuing operations before provision for income taxes	2,161	(478)	588	24	2,295
Depreciation and amortization	186	380	26	-	592
Total assets	5,818	6,804	567	15,840	29,029

Note 8 - Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2015 and 2014 consists of the following (in thousands):

	2015	2014
Current:
Federal	$467	$839
State	17	180
	484	1,019

Deferred:
Federal	(131)	(54)
State	(38)	(6)
	(169)	(60)

	$315	$959

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision for income taxes as follows (in thousands, except percentages):

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

Current Assets:
Allowance for doubtful accounts	$171	$12
Accrued vacation	143	118
State income taxes	-	26
Stock based compensation awards	-	162
Uniform capitalization	97	-
Section 263A costs	-	97
Other	15	1
Total current assets	426	416

Long-Term Assets:
Amortization / intangible assets	-	76
Stock based compensation awards	136	-
Other	4	-

Long-Term Liabilities:
Amortization / intangible assets	(1,036)	(618)
Depreciation / equipment and furnishings	(247)	(269)
Net long-term deferred tax liabilities	(1,143)	(811)

Total deferred tax liabilities	$(717)	$(395)

The Company had no unrecognized tax benefits nor any gross liability for unrecognized tax benefits at October 31, 2015 and 2014.

No interest and penalties were accrued during fiscal 2014 or 2015.

The Company is currently not undergoing any tax examinations. Tax fiscal years ended October 31, 2011 through October 31, 2015 remain subject to examination.

Note 9 - Stock options

Incentive and non-qualified stock option plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The 2000 Option Plan expired in May 2010. At the time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors. Accordingly, as of October 31, 2015, no shares are available for future grant under the 2000 Option Plan.

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”). In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by NASDAQ. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. The Company’s shareholders approved the issuance of an additional 500,000 shares of common stock at its annual meeting held on September 5, 2014 and another 500,000 shares of common stock at its annual meeting held September 4, 2015. As of October 31, 2015, 866,843 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2015 and 2014 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Weighted average volatility	52.2%	54.4%
Expected dividends	6.7%	4.8%
Expected term (in years)	5.4	5.6
Risk-free interest rate	1.17%	1.31%
Weighted average fair value of options granted during the year	$1.09	$1.83
Weighted average fair value of options vested during the year	$4.78	$4.24

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

Additional information regarding all of the Company's outstanding stock options at October 31, 2015 and 2014 and changes in outstanding stock options in 2015 and 2014 follows:

	2015		2014
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Options outstanding at beginning of year	1,044,932	$3.27	988,215	$2.24
Options granted	396,039	$4.21	328,903	$5.83
Options exercised	(153,837)	$2.12	(204,683)	$2.80
Options forfeited	(47,034)	$5.11	(67,503)	$2.10
Options outstanding at end of year	1,240,100	$3.27	1,044,932	$3.27

Options exercisable at end of year	782,648	$3.02	748,843	$2.38

Options vested and expected to vest at end of year	1,233,543	$3.63	1,040,541	$3.25

Option price range at end of year	$0.05 - $6.91		$0.05 - $6.91

Aggregate intrinsic value of options exercised during year	$363,000		$1,103,000

Weighted average remaining contractual life of options outstanding as of October 31, 2015: 5.22 years

Weighted average remaining contractual life of options exercisable as of October 31, 2015: 3.59 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2015: 5.21 years

Aggregate intrinsic value of options outstanding at October 31, 2015: $1.5 million

Aggregate intrinsic value of options exercisable at October 31, 2015: $1.4 million

Aggregate intrinsic value of options vested and expected to vest at October 31, 2015: $1.5 million

As of October 31, 2015, $667,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 5.76 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the year ended October 31, 2015, the Company granted each of its three non-employee directors options to purchase 14,916 shares. The number of stock option shares granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black Scholes model ($1.01 per share). These options vest ratably over fiscal year 2015.

Note 10 - Retirement plan

The Company has a 401(K) plan available to its employees. For the years ended October 31, 2015 and 2014, the Company contributed and recognized as an expense $160,000 and $152,000, respectively, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

Note 11 - Related party transactions

The note receivable from stockholder of $67,000 at October 31, 2015 and 2014 is due from a former Chief Executive Officer of the Company, bears interest at 6%, payable annually, and has no specific due date. The note is collateralized by property owned by the former Chief Executive Officer.

A former director of the Company is an employee of a public relations firm currently used by the Company. For the fiscal years ended October 31, 2015 and 2014, the Company paid the firm $41,000 and $18,000, respectively, for services rendered by that firm.

Note 12 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended October, 31, 2015, July 31, 2015, April 30, 2015 and January 31, 2015 for a total of $2.4 million. The Company paid dividends of $0.07 per share during the three months ended October 31, 2014, July 31, 2014, April 30, 2014 and January 31, 2014 for a total of $2.3 million during the year ended October 31, 2014.

Note 13 - Commitments

The Company leases its facilities in San Diego, California, Yaphank, New York, Las Vegas, Nevada, Milford, Connecticut and East Brunswick, New Jersey under non-cancelable operating leases. The Company amended its San Diego lease in April 2014 extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on the straight-line basis over the lease term. Deferred rents, included in accrued expenses and other long-term liabilities, were $7,000 as of October 31, 2015 and $6,000 as of October 31, 2014. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

Rent expense under all operating leases totaled approximately $685,000 and $576,000 in 2015 and 2014, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2015 are as follows (in thousands):

Year ending
October 31,	Amount

2016	$671
2017	352
2018	20
2019	5
Total	$1,048

Note 14 - Legal proceedings

On November 21, 2014, Peter Wyndham filed a complaint for damages against the Company in the United States District Court for the Southern District of California (Peter Wyndham vs. RF Industries, Ltd., Case No. 14CV2792WQHBGS), for violation of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and wrongful termination in violation of public policy. The complaint did not make a demand for any specific sum of damages, but did demand, among other relief, an unspecified amount of compensatory damages (including lost past and future wages and benefits), emotional distress damages, salary in lieu of reinstatement, and punitive damages. The Company tendered the claim to its insurance carrier for defense and indemnification, and counsel appointed by the insurance carrier represented the Company in the matter. At a mediation held in July 2015, the parties agreed to settle the matter for an amount that was covered by the Company’s insurance policy. In September 2015, the parties entered into a written settlement agreement whereby the case has been formally dismissed.

Note 15 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of October 31, 2015, no amounts were outstanding under the LOC.

Note 16 - Stock repurchase program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program may be suspended or terminated at any time without prior notice. As of October 31, 2015, the Company repurchased and retired 22,828 shares, all during fiscal 2014, pursuant to the program.

Note 17 - Subsequent events

On December 16, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.07 per share to be paid on January 15, 2016 to shareholders of record on December 31, 2015.

On December 22, 2015, the Company sold the assets of its Aviel Electronics Division for $400,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note with principal and interest (at 5%) payable over a 3-year period. Sales from the Aviel Electronics Division of $884,000 and $1,176,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment for fiscal years ended October 31, 2015 and 2014.

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 28, 2016	By:	/s/ Johnny Walker
Johnny Walker, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 28, 2016	By:	/s/ Johnny Walker
Johnny Walker, Chief Executive Officer (Principal Executive Officer)

Date: January 28, 2016	By:	/s/ Mark Turfler

Mark Turfler, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 28, 2016	By:	/s/ Howard F. Hill
Howard F. Hill, Director

Date: January 28, 2016	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 28, 2016	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 28, 2016	By:	/s/ Darren Clark
Darren Clark, Director

Date: January 28, 2016	By:	/s/ Joseph Benoit
Joseph Benoit, Director

30