Form 10-Q
period 2016-01-31
R F INDUSTRIES LTD
filed 2016-03-21
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 16, 2016 was 8,725,274.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,766	$7,595
Trade accounts receivable, net of allowance for doubtful accounts of $79 and $30	3,865	3,980
Inventories	7,020	6,928
Other current assets	1,341	728
Deferred tax assets	427	426
TOTAL CURRENT ASSETS	18,419	19,657

Property and equipment:
Equipment and tooling	3,250	3,215
Furniture and office equipment	786	936
	4,036	4,151
Less accumulated depreciation	3,207	3,230
Total property and equipment	829	921

Goodwill	5,913	5,913
Amortizable intangible assets, net	4,096	4,268
Non-amortizable intangible assets	1,387	1,387
Note receivable from stockholder	67	67
Other assets	205	39
TOTAL ASSETS	$30,916	$32,252

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2016	2015
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,649	$1,493
Accrued expenses	2,269	2,868
TOTAL CURRENT LIABILITIES	3,918	4,361

Deferred tax liabilities	1,143	1,143
Other long-term liabilities	377	377
TOTAL LIABILITIES	5,438	5,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,718,914 and 8,713,664 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	87	87
Additional paid-in capital	19,200	19,129
Retained earnings	6,191	7,155
TOTAL STOCKHOLDERS' EQUITY	25,478	26,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,916	$32,252

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2016	2015

Net sales	$6,984	$6,894
Cost of sales	4,908	4,394

Gross profit	2,076	2,500

Operating expenses:
Engineering	198	217
Selling and general	2,489	2,257
Totals	2,687	2,474

Operating income (loss)	(611)	26

Other income	-	5

Income (loss) from continuing operations before benefit for income taxes	(611)	31
Benefit for income taxes	(256)	(21)

Income (loss) from continuing operations	(355)	52

Income from discontinued operations, net of tax	2	13

Net income (loss)	$(353)	$65

Earnings (loss) per share
Basic
Continuing operations	$(0.04)	$0.01
Discontinued operations	0.00	0.00
Net income (loss) per share	$(0.04)	$0.01

Earnings (loss) per share
Diluted
Continuing operations	$(0.04)	$0.01
Discontinued operations	0.00	0.00
Net income (loss) per share	$(0.04)	$0.01

Weighted average shares outstanding
Basic	8,716,712	8,286,831
Diluted	8,716,712	8,667,771

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(353)	$65
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	20	5
Accounts receivable write-off	-	4
Depreciation and amortization	272	190
Stock-based compensation expense	52	50
Loss on disposal of fixed assets	40	-
Changes in operating assets and liabilities:
Trade accounts receivable	94	(151)
Inventories	(349)	(234)
Other current assets	(613)	(288)
Other long-term assets	(167)	-
Accounts payable	156	23
Customer deposit	-	(6)
Income taxes payable	(65)	(77)
Accrued expenses	(600)	(218)
Net cash used in operating activities	(1,513)	(637)

INVESTING ACTIVITIES:
Restricted cash	-	(300)
Acquisition of business (Comnet), net of cash acquired $541	-	(2,249)
Proceeds from sale of fixed assets	22	-
Proceeds from sale of inventory	322	-
Capital expenditures	(70)	(34)
Net cash provided by (used in) investing activities	274	(2,583)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20	2
Dividends paid	(610)	(578)
Net cash used in financing activities	(590)	(576)

Net decrease in cash and cash equivalents	(1,829)	(3,796)

Cash and cash equivalents, beginning of period	7,595	14,718

Cash and cash equivalents, end of period	$5,766	$10,922

Supplemental cash flow information – income taxes paid	$165	$104
Noncash investing and financing activities:
Stock issuance for acquisition of business (Comnet)	$-	$1,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2015 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2015 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2015 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three-month period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ending on or before October 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014, and Rel-Tech Electronics, Inc. (“Rel-Tech”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective June 1, 2015. The unaudited condensed consolidated financial statements for the three months ended January 31, 2016 include the accounts of RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech. For periods ending on or before January 31, 2015, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited and Comnet, and for all periods after October 31, 2015, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech, collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 - Business acquisitions

Rel-Tech Electronics, Inc.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech pursuant to a Stock Purchase Agreement. Rel-Tech was wholly-owned by Wilfred D. LeBlanc Jr., Ralph Palumbo and their respective wives. Rel-Tech is a Milford, Connecticut based manufacturer and supplier of custom cable assemblies and wiring harnesses. At the closing, RF Industries, Ltd. paid the sellers $3,100,000, which consisted of $2,100,000 in cash and 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met by Rel-Tech over a three-year period, agreed to pay additional cash earn-out payments of up to $800,000. Rel-Tech will operate as a stand-alone subsidiary for at least the next two years. Mr. Palumbo will serve as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Rel-Tech has also entered into employment agreements to retain five key managers.

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

Although the closing occurred on June 5, 2015, the acquisition of Rel-Tech is deemed to have become effective for financial accounting purposes as of June 1, 2015. Accordingly Rel-Tech’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment for the period ended January 31, 2016.

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

The results of Rel-Tech’s operations subsequent to June 1, 2015 have been included in the Company’s condensed consolidated results of operations. All costs related to the acquisition of Rel-Tech have been expensed as incurred. For the period ended January 31, 2016, Rel-Tech contributed $1.5 million of revenue.

The following unaudited pro forma financial information presents the combined operating results of the Company and Rel-Tech as if the acquisition had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table:

Three Months Ended January 31,
2015

Revenue	$8,467,000
Net income	73,000

Earnings per share
Basic	$0.01
Diluted	$0.01

CompPro Product Line

On May 19, 2015, the Company purchased the CompPro braided product line (“CompPro”), including the intellectual property rights to that product line, for a total purchase price of $700,000 cash. CompPro utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. Included in the purchase is inventory, designs, intellectual property rights and the rights to manufacture and sell CompPro products. Financial results for sales of the CompPro products are included in the results of the RF Connector and Cable Assembly segment beginning in the Company’s fiscal quarter ended October 31, 2015.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. These above factors, among others, contributed to a purchase price in excess of the estimated fair value of CompPro’s net identifiable assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

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

The results of CompPro’s sales subsequent to May 19, 2015 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of CompPro have been expensed as incurred.

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

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. The products manufactured and supplied by Comnet include fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. These products supplement and enhance the existing markets of RF Industries as well as tap into new data center markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Comnet. The capital and other resources required to enhance the Company’s fiber optics market and enter the data center market would have greatly exceeded the purchase price of $4.15 million (excluding the potential earn-out). These factors, among others, contributed to a purchase price in excess of the estimated fair value of Comnet’s net identifiable assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to the Company’s operating segment and Comnet reporting unit as part of the purchase price allocation. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to eight years.

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

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. For the period ended January 31, 2016, Comnet contributed $2.2 million of revenue.

The Company recognized a $318,000 credit to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Comnet as of October 31, 2015.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three year period. For the three months ended January 31, 2016, the Company recognized approximately $1,600 of royalty income for the RF Neulink, which amounts have been included within discontinued operations. For the three months ended January 31, 2015, the Company recognized approximately $19,000 and $2,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amount has been included within discontinued operations.

Note 4 - Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note ($83,000 recorded in other current assets and $167,000 in other assets) with principal and interest (at 5%) payable over a three-year period. Aviel Electronics’ sales and loss from continuing operations before provision for income taxes of $86,000 and $40,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment from November 1, 2015 through the date of sale on December 22, 2015. Aviel Electronics’ sales and income from continuing operations before provision for income taxes, were $252,000 and $26,000, respectively, for the three months ended January 31, 2015.

The sale of the Aviel Electronics division does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the financial results from the sale of Aviel Electronics were reported in income from continuing operations.

Note 5 - Inventories and major vendors

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method of accounting. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value due to damage, physical deterioration, obsolescence, changes in price levels, or other causes, we reduce our inventory to a new cost basis through a charge to cost of sales in the period in which it occurs. The determination of market value and the estimated volume of demand used in the lower of cost or market analysis require significant judgment.

In June 2015, the Company acquired Rel-Tech, a company that currently values its inventories using specific identification (last purchase price) on a FIFO basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost sometime during fiscal 2016. Inventories consist of the following (in thousands):

	January 31, 2016	October 31, 2015

Raw materials and supplies	$3,168	$2,671
Work in process	164	270
Finished goods	3,688	3,987

Totals	$7,020	$6,928

Purchases of inventory from two major vendors during the three months ended January 31, 2016 represented 14% and 12% of total inventory purchases. Purchases of inventory from two major vendors during the three months ended January 31, 2015 represented 12% and 10% of total inventory purchases. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2016	October 31, 2015

Prepaid expense	$1,114	$548
Notes receivable	83	-
Other	144	180

Totals	$1,341	$728

Long-term portion of notes receivable of $167,000 is recorded in other assets.

Note 7 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 1,138,510 and 617,310 for the three months ended January 31, 2016 and 2015, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2016	2015

Weighted average shares outstanding for basic earnings (loss) per share	8,716,712	8,286,831

Add effects of potentially dilutive securities-assumed exercise of stock options	-	380,940

Weighted average shares outstanding for diluted earnings (loss) per share	8,716,712	8,667,771

Note 8 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the three months ended January 31, 2015 vest and are exercisable equally over three years and expire in five years from date of grant. During the three months ended January 31, 2015, the Company granted a total of 127,558 incentive stock options to Company employees. The Company satisfies the exercise of options by issuing previously unissued common shares. No options were granted to Company employees during the three months ended January 31, 2016.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the three months ended January 31, 2015 was estimated to be $1.00 per share using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0. 88%
Dividend yield	6.35%
Expected life of the option	3.5 years
Volatility factor	47.4%

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

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2016 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2015	1,240,100	$2.64
Options granted	51,192	$4.42
Options exercised	(5,250)	$3.72
Options canceled or expired	(21,703)	$5.42
Options outstanding at January 31, 2016	1,264,339	$3.43
Options exercisable at January 31, 2016	773,321	$3.03
Options vested and expected to vest at January 31, 2016	1,257,911	$3.66

Weighted average remaining contractual life of options outstanding as of January 31, 2016: 5.04 years

Weighted average remaining contractual life of options exercisable as of January 31, 2016: 3.45 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2016: 5.03 years

Aggregate intrinsic value of options outstanding at January 31, 2016: $1.2 million

Aggregate intrinsic value of options exercisable at January 31, 2016: $1.2 million

Aggregate intrinsic value of options vested and expected to vest at January 31, 2016: $1.2 million

As of January 31, 2016, $654,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 5.65 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2016, the Company granted each of its three non-employee directors 51,192 options. The number of stock options granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black-Scholes model ($0.87 per share). These options vest ratably over fiscal year 2016.

Stock option expense

During the three months ended January 31, 2016 and 2015, stock-based compensation expense totaled $52,000 and $50,000, respectively. For the three months ended January 31, 2016 and 2015, stock-based compensation classified in cost of sales amounted to $10,000 and $15,000, respectively, and stock-based compensation classified in selling and general expense amounted to $42,000 and $35,000, respectively.

Note 9 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2016, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $4.9 million.

Two customers accounted for approximately 14% and 13% of the Company’s net sales for the three-month period ended January 31, 2016. One customer accounted for approximately 17% of the Company’s net sales for the three-month period ended January 31, 2015. At January 31, 2016, these customers’ accounts receivable balance accounted for approximately 17% and 15% of the Company’s total net accounts receivable balances. At October 31, 2015, these customers’ accounts receivable balances accounted for approximately 19%. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 10 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of January 31, 2016, the Company had three segments based upon this evaluation - RF Connector and Cable Assembly, Custom Cabling Manufacturing and Assembly and Medical Cabling and Interconnector. As discussed in Note 17 below, the Company has decided to close the Medical Cabling and Interconnect segment.

During the fiscal quarter ended January 31, 2016, the RF Connector and Cable Assembly segment consisted of two divisions, the Custom Cabling Manufacturing and Assembly segment was composed of three divisions and the Medical Cabling and Interconnector segment consisted of one division. The five divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet, Bioconnect and Rel-Tech. The other division aggregated into the RF Connector and Cable Assembly segment and into the Custom Cabling Manufacturing and Assembly segment has similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregated the Connector and Cable Assembly and Aviel (until the time of sale) divisions into the RF Connector and Cable Assembly segment, and the Cables Unlimited, Comnet and Rel-Tech division constituted the Custom Cabling Manufacturing and segment. The Bioconnect division comprised the Medical Cabling and Interconnector segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2016 and 2015 (in thousands):

	Three Months Ended January 31,
	2016	2015

United States	$6,692	$6,596
Foreign Countries:
Canada	71	114
Israel	62	52
Mexico	97	94
All Other	62	38
	292	298

Totals	$6,984	$6,894

Net sales, income (loss) from continuing operations before benefit for income taxes and other related segment information for the three months ended January 31, 2016 and 2015 are as follows (in thousands):

	RF Connector	Custom Cabling	Medical
	and	Manufacturing and	Cabling and
2016	Cable Assembly	Assembly	Interconnector	Corporate	Total
Net sales	$1,956	$4,828	$200	$-	$6,984

Loss from continuing operations before benefit for income taxes	(415)	(118)	(78)	-	(611)
Depreciation and amortization	46	220	6	-	272

2015
Net sales	$2,701	$3,617	$576	$-	$6,894

Income (loss) from continuing operations before benefit for income taxes	65	(164)	125	5	31
Depreciation and amortization	41	144	5	-	190

Note 11 - Income tax benefit

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

The benefit for income taxes was 42% and 68% of income (loss) before income taxes for the three months ended January 31, 2016 and 2015, respectively. The decrease in the effective income tax rate from period to period was primarily driven by an increased ratio of book income (loss) to discrete benefits from R&D credits related to the change in tax law in both periods.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3.

The total amount of unrecognized tax benefits was $0 as of January 31, 2016 and October 31, 2015. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of January 31, 2016 and October 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended January 31, 2016.

Note 12 - Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2016	October 31, 2015
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(231)	(212)
	79	98

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(1,237)	(1,101)
	3,862	3,998

Backlog (estimated life 1 year)	134	134
Accumulated amortization	(114)	(100)
	20	34

Patents (estimated life 14 years)	142	142
Accumulated amortization	(7)	(4)
	135	138

Totals	$4,096	$4,268

Non-amortizable intangible assets:
Trademarks	$1,387	$1,387

 Note 13 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	January 31, 2016	October 31, 2015

Wages payable	$762	$978
Accrued receipts	502	438
Earn-out liability	675	1,150
Other current liabilities	330	302

Totals	$2,269	$2,868

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $377,000 is recorded in other long-term liabilities.

Note 14 - Line of credit

In March 2014, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on June 30, 2016. As of January 31, 2016, no amounts were outstanding under the LOC.

Note 15 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of January 31, 2016, the aggregate remaining minimum lease payments under this lease totaled $280,000.

The Cables Unlimited division leases an approximately 12,000 square foot facility located in Yaphank, New York. The lease for this space expires June 30, 2016. However, Cables Unlimited has a one-time option to extend the term of the lease for an additional five-year term. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

In March 2015, the Company amended its lease for its approximately 4,500 square foot facility located in Las Vegas, Nevada to extend the term of the lease to April 2016. The Las Vegas facility is used by the Company’s Aviel Electronics division. Aviel’s monthly rent expense under the lease is $4,270 per month. As a result of the sale of Aviel as of December 22, 2015, the Company has no further commitment.

The newly acquired Comnet Telecom division leases approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s monthly rent expense under the leases is approximately $11,655 per month for these facilities which expires in September 2017.

The newly acquired Rel-Tech Electronic division leases approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s net monthly rent expense under the lease is approximately $8,307 per month for these facilities which expires in August 2017.

Note 16 - Cash dividend and declared dividends

The Company paid dividends of $0.07 per share during the three months ended January 31, 2016 for a total of $610,000. The Company paid dividends of $0.07 per share during the three months ended January 31, 2015 for a total of $578,000.

Note 17 - Subsequent events

On March 3, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on April 15, 2016 to stockholders of record on March 31, 2016.

On March 3, 2016, the Board of Directors also approved the closure of the Company’s Bioconnect division which comprised the entire operations of the Company’s Medical Cabling and Interconnect segment. The closure is part of the Company’s on-going plan to close or dispose of underperforming divisions that are not part of the Company’s core operations.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2015 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. In June 2015, the Company acquired Rel-Tech Electronics, Inc. (“Rel-Tech”), a company that currently values inventories using specific identification (last purchase price) on a FIFO basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost method sometime during fiscal 2016.

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

Earn-out Liability

The purchase agreement for the Comnet and Rel-Tech acquisitions provides for earn-out payments.  The earn-out liability is valued at its fair value using the Monte Carlo simulation model and is included as a component of the total purchase price.  The earn-outs will be revalued quarterly and any resulting increase or decrease will be recorded into selling, general and administrative expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. The Comnet and Rel-Tech acquisitions are more fully described in Note 2 of this report.

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

 Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. The Company’s connectivity solutions are used across diversified, high growth markets including wireless carriers and infrastructure and industrial companies. The Company’s operations are currently conducted through various divisions and three wholly-owned subsidiaries.

During its recently completed fiscal year ended October 31, 2015, RF Industries acquired two companies and a new line of cabling products, as follows:

Comnet Telecom Supply, Inc. (“Comnet”). The Company formally purchased all of the issued and outstanding shares of Comnet from Robert Portera, its sole shareholder, on January 20, 2015. However, the purchase was effective for accounting purposes as of November 1, 2014. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment.

CompPro Product Line. On May 19, 2015, the Company purchased the CompPro braided product line for a total purchase price of $700,000 cash. Included in the purchase is inventory, designs, intellectual property rights and the rights to manufacture and sell CompPro products.

Rel-Tech Electronics, Inc. (“Rel-Tech”). On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech. Rel-Tech is a Milford, Connecticut-based manufacturer and supplier of custom cable assemblies and wiring harnesses.

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note with principal and interest (at 5%) payable over a three-year period. Aviel Electronics sales and loss from continuing operations before provision for income taxes of $86,000 and $40,000, respectively, through the date of sale on December 22, 2015 were included in the Company’s RF Connector and Cable Assembly segment for the three months ended January 31, 2016.

.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of January 31, 2016, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of January 31, 2016, the Company had cash and cash equivalents equal to $5.8 million.

·	As of January 31, 2016, the Company had $18.4 million in current assets and $3.9 million in current liabilities.

As of January 31, 2016, the Company had a total of $5.8 million of cash and cash equivalents compared to a total of $7.6 million of cash and cash equivalents as of October 31, 2015. As of January 31, 2016, the Company had working capital of $14.5 million and a current ratio of approximately 4.7:1.

The Company used $1.5 million cash from operating activities for the three months ended January 31, 2016. The decrease in cash from operating activities was due in part to a net loss of $353,000, purchase of inventories and other current assets, and payment of certain accrued expense. The increase in other current and long-term assets results from the $250,000 note that the Company received in the sale of the Aviel division while the decrease in accrued expenses was primarily for the $581,000 payment of an earn-out and incentive bonus to the President of the Comnet division. These decreases were partially offset by non cash charges such as $272,000 for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro, $52,000 of stock-based compensation expense, $40,000 from the write-off of software related to the implementation of a new ERP system and $20,000 from an increase in the Company’s accounts receivable reserve.

During the three-month period ended January 31, 2016, the Company generated $274,000 from investing activities, primarily related to the sale of Aviel’s inventories and fixed assets, which amount was partially offset by $70,000 of capital expenditures.

The Company does not anticipate needing material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition and recent operating results, as well as access to its line of credit that expires in June 2016, the Company would be able to finance its expansion, if necessary.

As part of its announced business plan, the Company may from time to time acquire other companies or product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which payments may reduce the Company’s future liquidity and capital resources.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. No shares were repurchased during the fiscal quarter ended January 31, 2016. In addition, during the three-month period covered by this Quarterly Report, the Company also paid $610,000 of dividends to its stockholders. In order to improve the Company’s ability to acquire other companies or product lines in the future, and to maintain a sufficient level of liquidity, for the fiscal quarter ending April 30, 2016, the Company reduced its quarterly dividend from $0.07 per share to $0.02 per share.

Results of Operations

Three Months Ended January 31, 2016 vs. Three Months Ended January 31, 2015

Net sales of $7.0 million increased by 1% or $90,000 for the three months ended January 31, 2016 (the “fiscal 2016 quarter”) when compared to the three months ended January 31, 2015 (the “fiscal 2015 quarter”). Fiscal 2016 quarter results includes net sales generated from the Company’s newly acquired Rel-Tech Electronics division which contributed $1.5 million of net sales during the quarter. The Company did not own Rel-Tech in the fiscal 2015 quarter. Excluding the net sales that were generated by newly acquired Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $1.5 million during the fiscal 2016 quarter compared to the fiscal quarter 2015. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consisted of Cables Unlimited, Comnet and Rel-Tech during the fiscal 2016 quarter) generated $4.8 million of net sales for fiscal 2016 quarter to become the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisition of Rel-Tech, net sales net sales at Comnet were flat for fiscal 2016 quarter when compared to fiscal 2015 quarter while net sales at Cables Unlimited decreased to $1.1 million for the same period. The decrease in net sales at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s Optiflex line of special purpose cables and a decline in orders for other fiber optic products. For the fiscal 2016 quarter year, the RF Connector and Cable Assembly segment had net sales of $2.0 million, a decline of $0.7 million or 26% from net sales of $2.7 million for the fiscal 2015 quarter. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. In addition, during the fiscal 2016 quarter, the Company sold the assets of the Aviel division which also contributed to the decline in sales in the RF Connector and Cable Assembly segment. The Medical Cabling and Interconnect segment generated net sales of $0.2 million in the fiscal 2016 quarter, a decrease of $0.4 or 65% over the prior year’s comparable period. The decrease in medical cabling revenue was primarily due to decreased purchases by Bioconnect’s principal customers. Because of Bioconnect’s decreasing operations, in March 2016 the Company decided to close that division and to wind down its operations.

The Company’s gross profit as a percentage of sales in the fiscal 2016 quarter decreased by 6% to 30% compared to 36% in the fiscal 2015 quarter. The decrease in gross margins is primarily due to the decline in 1) higher margin connector sales at the Company’s RF Connector and Cable Assembly division, higher margin Optiflex sales at Cables Unlimited, and higher margin sales at Bioconnect, and 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly segment spread over a lower revenue base. Historically, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since sales at the RF Connector and Cable Assembly segment have been decreasing and the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and are expected to remain below historical rates in the future.

Engineering expenses decreased $19,000 or 8% for the fiscal 2016 quarter to $198,000 compared to $217,000 for the fiscal 2015 quarter due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $232,000, or 10%, during the fiscal 2016 quarter to $2.5 million from $2.3 million in the prior year. The increase in selling and general expenses was primarily due to additional expenses of approximately $174,000 incurred by the Company’s newly acquired Rel-Tech subsidiary which subsidiary was not owned, and which expenses therefore were not incurred during the fiscal 2015 quarter. Excluding the addition of the selling and general expenses attributable to Rel-Tech, the selling and general expenses of the Company for the fiscal 2016 quarter compared to the fiscal 2015 quarter increased $71,000 or 3%, due to an increase in sales and marketing efforts.

The benefit for income taxes was 42% and 68% of loss before income taxes for the three months ended January 31, 2016 and January 31, 2015, respectively. The decrease in the effective income tax rate from period to period was primarily driven by an increased ratio of book income (loss) to discrete benefits from R&D credits related to the change in tax law in both periods.

Income from discontinued operations, net of tax, during the fiscal 2016 quarter was $2,000 compared to $13,000 in the fiscal 2015 quarter. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented.

For the fiscal 2016 quarter, the Company incurred an operating loss of $611,000 and a net loss of $353,000, compared to income from operations of $26,000 and net income of $52,000 in the fiscal 2015 quarter. The losses in the fiscal 2016 quarter are attributable to a reduction in the Company’s gross margins and an increase in selling and general expenses. In part to address these losses, the Company has recently disposed of, or terminated two underperforming divisions. In December 2015 the Company sold its Aviel division, and in March 2016, the Company decided to discontinue its Bioconnet medical cabling division. In addition, the Company intends to focus its marketing efforts on the rapidly developing Distributed Antenna Systems (DAS) market in order to increase its net sales of its core products and to increase its margins.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our then Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of that date.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated March 21, 2016 announcing the financial results for the fiscal quarter ended January 31, 2016.

101.INS:	XBRL Instance Document.

101.SCH:	XBRL Taxonomy Schema.

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF:	XBRL Taxonomy Extension Definition Linkbase.

101.LAB:	XBRL Taxonomy Extension Label Linkbase.

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 21, 2016	By:	/s/ Johnny Walker
Johnny Walker
Chief Executive Officer

Date: March 21, 2016	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

