Form 10-Q
period 2016-04-30
R F INDUSTRIES LTD
filed 2016-06-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ____________________

Form 10-Q

____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

Commission file number: 0-13301

____________________

RF INDUSTRIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Building 6000 San Diego, California	92126
(Address of principal executive offices)	(Zip Code)

(858) 549-6340

(Registrant’s telephone number, including area code)

____________________

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 5, 2016 was 8,835,483.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,021	$7,595
Trade accounts receivable, net of allowance for doubtful accounts of $54 and $30	4,015	3,980
Inventories	6,810	6,928
Other current assets	1,412	728
Deferred tax assets	426	426
TOTAL CURRENT ASSETS	17,684	19,657

Property and equipment:
Equipment and tooling	3,307	3,215
Furniture and office equipment	789	936
	4,096	4,151
Less accumulated depreciation	3,289	3,230
Total property and equipment	807	921

Goodwill	5,913	5,913
Amortizable intangible assets, net	3,924	4,268
Non-amortizable intangible assets	1,387	1,387
Note receivable from stockholder	-	67
Other assets	175	39
TOTAL ASSETS	$29,890	$32,252

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2016	2015
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,094	$1,493
Accrued expenses	2,166	2,868
TOTAL CURRENT LIABILITIES	3,260	4,361

Deferred tax liabilities	1,143	1,143
Other long-term liabilities	377	377
TOTAL LIABILITIES	4,780	5,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,835,483 and 8,713,664 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	88	87
Additional paid-in capital	19,121	19,129
Retained earnings	5,901	7,155
TOTAL STOCKHOLDERS' EQUITY	25,110	26,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,890	$32,252

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Net sales	$7,735	$7,592	$14,519	$13,909
Cost of sales	5,383	4,735	10,144	8,824

Gross profit	2,352	2,857	4,375	5,085

Operating expenses:
Engineering	179	188	340	368
Selling and general	2,251	2,065	4,684	4,271
Totals	2,430	2,253	5,024	4,639

Operating income (loss)	(78)	604	(649)	446

Other income	28	10	28	15

Income (loss) from continuing operations before provision for income taxes	(50)	614	(621)	461
Provision (benefit) for income taxes	(119)	250	(374)	155

Income (loss) from continuing operations	69	364	(247)	306

Income (loss) from discontinued operations, net of tax	(182)	84	(220)	208

Net income (loss)	$(113)	$448	$(467)	$514

Earnings (loss) per share - Basic:

Continuing operations	$0.01	$0.04	$(0.03)	$0.04
Discontinued operations	(0.02)	0.01	(0.02)	0.02
Net income (loss) per share	$(0.01)	$0.05	$(0.05)	$0.06

Earnings (loss) per share - Diluted:

Continuing operations	$0.01	$0.04	$(0.03)	$0.04
Discontinued operations	(0.02)	0.01	(0.02)	0.02
Net income (loss) per share	$(0.01)	$0.05	$(0.05)	$0.06

Weighted average shares outstanding:
Basic	8,759,570	8,509,970	8,738,012	8,395,952
Diluted	8,759,570	8,883,182	8,738,012	8,773,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(467)	$514
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	12
Accounts receivable write-off	-	4
Depreciation and amortization	528	389
Stock-based compensation expense	102	101
Inventory write-off	-	10
Loss on disposal of fixed assets	40	-
Changes in operating assets and liabilities:
Trade accounts receivable	(36)	(907)
Inventories	(599)	169
Other current assets	(684)	4
Other long-term assets	(136)	-
Accounts payable	(399)	(49)
Income taxes payable	396	164
Accrued expenses	(702)	(1,195)
Net cash used in operating activities	(1,957)	(784)

INVESTING ACTIVITIES:
Acquisition of business (Comnet), net of cash acquired $541	-	(2,249)
Proceeds received on notes receivable from stockholder	67	-
Proceeds from sale of fixed assets	22	-
Proceeds from sale of inventory	322	-
Capital expenditures	(132)	(124)
Net cash provided by (used in) investing activities	279	(2,373)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	48	6
Purchase of treasury stock	(157)	-
Dividends paid	(787)	(1,174)
Net cash used in financing activities	(896)	(1,168)

Net decrease in cash and cash equivalents	(2,574)	(4,325)

Cash and cash equivalents, beginning of period	7,595	14,718

Cash and cash equivalents, end of period	$5,021	$10,393

Supplemental cash flow information – income taxes paid	$165	$104

Noncash investing and financing activities:
Stock issuance for acquisition of business (Comnet)	$-	$1,060
Retirement of treasury stock	$157	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2015 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2015 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2015 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three- and six-month periods ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ending on or before October 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014, and Rel-Tech Electronics, Inc. (“Rel-Tech”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective June 1, 2015. The unaudited condensed consolidated financial statements for the three- and six-months ended April 30, 2016 include the accounts of RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech. For periods ending on or before January 31, 2015, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited and Comnet, and for all periods after October 31, 2015, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech, collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

Although the closing occurred on June 5, 2015, the acquisition of Rel-Tech is deemed to have become effective for financial accounting purposes as of June 1, 2015. Accordingly Rel-Tech’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment since June 1, 2015.

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

The results of Rel-Tech’s operations subsequent to June 1, 2015 have been included in the Company’s condensed consolidated results of operations. All costs related to the acquisition of Rel-Tech have been expensed as incurred. For the three- and six-months ended April 30, 2016, Rel-Tech contributed $1.8 million and $3.3 million of revenue, respectively.

The Company recognized a $120,000 charge to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Rel-Tech for the three months ended April 30, 2016. As of April 30, 2016, the Company has accrued $730,000 in earn-out accrual, of which $353,000 is in current liabilities and $377,000 is in long-term liabilities.

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

Pro forma financial information is presented in the following table:

	Three Months Ended April 30,	Six Months Ended April 30,
	2015	2015

Revenue	$9,279,000	$17,170,000
Net income	471,000	545,000

Earnings per share
Basic	$0.06	$0.06
Diluted	$0.05	$0.06

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

Comnet Telecom Supply, Inc.

The Company purchased 100% of the issued and outstanding shares of Comnet from Robert Portera, the sole shareholder of Comnet. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. Comnet is a New York corporation that was formed in 1993. For income tax purposes, both parties have agreed to make an election under Internal Revenue Code 338(h) (10). At the closing, RF Industries, Ltd. paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet meets certain financial milestones. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 was deposited into a bank escrow account for one year, which has since been subsequently released, as security for the seller’s indemnification obligations under the stock purchase agreement) and 252,381 shares of RF Industries, Ltd.’s unregistered common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the common stock during the five trading days before the closing date). Comnet will be operated as a stand-alone subsidiary for at least the next two years from the date of acquisition. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera will be the President of Comnet and receive a base salary of $210,000 per year. Mr. Portera will also be entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014 with an effective closing date of January 20, 2015, Comnet’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment since November 1, 2014.

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

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. For the three and six months ended April 30, 2016, Comnet contributed $2.4 million and $4.6 million of revenue, respectively.

The Company recognized a $200,000 and $318,000 credit to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Comnet for the three months ended April 30, 2016 and for the three months ended October 31, 2015. As of April 30, 2016, the Company has accrued $241,000 in earn-out accrual, all of which is in current liabilities.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three-year period. For the three and six months ended April 30, 2016, the Company recognized approximately $200 and $1,800 of royalty income for RF Neulink, which amount has been included within discontinued operations. For the three and six months ended April 30, 2015, the Company recognized approximately $1,000 and $22,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and six months ended April 30, 2016, the Company recognized approximately $59,000 and $99,000 of loss, net of tax, for the Bioconnect division, respectively, which amounts have been included within discontinued operations. Included in the fiscal 2016 quarter loss, the Company recognized a $173,000 pretax write-down on Bioconnect division’s inventory. For the three and six months ended April 30, 2015, the Company recognized approximately $84,000 and $194,000 of income, net of tax, for the Bioconnect division, respectively, which amounts have been included within discontinued operations.

Note 4 - Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note ($83,000 recorded in other current assets and $139,000 in other assets) with principal and interest (at 5%) payable over a three-year period. Aviel Electronics’ sales and loss from continuing operations before provision for income taxes of $86,000 and $40,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment from November 1, 2015 through the date of sale on December 22, 2015. Aviel Electronics’ sales and income from continuing operations before provision for income taxes were $293,000 and $80,000, respectively, for the three months ended April 30, 2015 and $545,000 and $106,000, respectively, for the six months ended April 30, 2015.

The sale of the Aviel Electronics division does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, historical results and the sale of Aviel Electronics will be reported in income from continuing operations.

Note 5 - Inventories and major vendors

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of accounting. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value due to damage, physical deterioration, obsolescence, changes in price levels, or other causes, we reduce our inventory to a new cost basis through a charge to cost of sales in the period in which it occurs. The determination of market value and the estimated volume of demand used in the lower of cost or market analysis require significant judgment.

In June 2015, the Company acquired Rel-Tech, a company that currently values its inventories using specific identification (last purchase price) on a FIFO basis. The Company intends to convert the inventory valuation principles used by Rel-Tech to the weighted average cost sometime during fiscal 2016. Inventories consist of the following (in thousands):

	April 30, 2016	October 31, 2015

Raw materials and supplies	$3,059	$2,671
Work in process	271	270
Finished goods	3,480	3,987

Totals	$6,810	$6,928

                Purchases of inventory from two major vendors during the six months ended April 30, 2016 represented 10%, and 7% of total inventory purchases compared to 13% and 11% of total inventory purchases for the same period in 2015. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2016	October 31, 2015

Prepaid taxes	$619	$408
Prepaid expense	649	140
Notes receivable, current portion	83	-
Other	61	180

Totals	$1,412	$728

Long-term portion of notes receivable of $139,000 is recorded in other assets.

Note 7 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 1,111,134 and 624,209 for the three months ended April 30, 2016 and 2015, respectively, and 1,120,6653 and 624,609 for the six months ended April 30, 2016 and 2015, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Weighted average shares outstanding for basic earnings per share	8,759,570	8,509,970	8,738,012	8,395,952

Add effects of potentially dilutive securities-assumed exercise of stock options	-	373,212	-	377,715

Weighted average shares outstanding for diluted earnings per share	8,759,570	8,883,182	8,738,012	8,773,667

Note 8 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the six months ended April 30, 2015 vest and are exercisable equally over three years and expire in five years from date of grant. During the three and six months ended April 30, 2015, the Company granted a total of zero and 127,558 incentive stock options, respectively, to Company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.  No options were granted to Company employees during the three and six months ended April 30, 2016.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the six months ended April 30, 2016 and 2015 was estimated to be $0.63 and $1.00 per share, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Risk-free interest rate	0.56%	0.89%
Dividend yield	2.23%	6.38%
Expected life of the option	2.1 years	3.5 years
Volatility factor	25.3%	47.3%

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

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2016 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2015	1,240,100	$3.64
Options granted	84,936	$3.58
Options exercised	(180,067)	$0.27
Options canceled or expired	(37,320)	$4.29
Options outstanding at April 30, 2016	1,107,649	$4.17
Options exercisable at April 30, 2016	620,469	$3.89
Options vested and expected to vest at April 30, 2016	1,101,580	$4.16

Weighted average remaining contractual life of options outstanding as of April 30, 2016: 5.09 years

Weighted average remaining contractual life of options exercisable as of April 30, 2016: 3.4 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2016: 5.09 years

Aggregate intrinsic value of options outstanding at April 30, 2016: $0.2 million

Aggregate intrinsic value of options exercisable at April 30, 2016: $0.2 million

Aggregate intrinsic value of options vested and expected to vest at April 30, 2016: $0.2 million

As of April 30, 2016, $602,000 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 5.2 years.

Non-employee directors receive $30,000 annually, which amount is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2016, the Company granted each of its then three non-employee directors 51,192 options. The number of stock options granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black-Scholes model ($0.87 per share). These options vest ratably over fiscal year 2016.

On April 6, 2016, Howard Hill, the Company’s Chief Operating Officer, retired from the Company. On becoming non-employee member of the Board on April 7, 2016, Mr. Hill was granted 33,744 options, representing the director compensation payable to him for his services for the remainder of the current year. The number of stock options granted was determined by dividing his pro-rata portion of his stock-based compensation for serving on the Board of $8,750 by the fair value of a stock option grant using the Black-Scholes model ($0.26). These options vest ratably over fiscal 2016.

Stock option expense

During the six months ended April 30, 2016 and 2015, stock-based compensation expense totaled $102,000 and $101,000, respectively. During the three months ended April 30, 2016 and 2015, stock-based compensation expense totaled $51,000 and $51,000, respectively. For the six months ended April 30, 2016 and 2015, stock-based compensation classified in cost of sales amounted to $17,000 and $29,000, respectively, and stock-based compensation classified in selling and general expense amounted to $85,000 and $72,000, respectively.

Note 9 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2016, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $4.2 million.

One customer accounted for approximately 15% and 25% of the Company’s net sales for the six-month period ended April 30, 2016 and 2015, respectively. This same customer accounted for approximately 15% and 22% of the Company’s net sales for the three months ended April 30, 2016 and 2015, respectively. At April 30, 2016 and October 31, 2015, this customers’ accounts receivable balance accounted for approximately 16% and 17% of the Company’s total net accounts receivable balances. Although this customer has been an ongoing major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Note 10 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of April 30, 2016, the Company had two segments based upon this evaluation - RF Connector and Cable Assembly and Custom Cabling Manufacturing. The Company has decided to close the Medical Cabling and Interconnect segment in March 2016.

During the fiscal quarter ended April 30, 2016, the RF Connector and Cable Assembly segment consisted of two divisions and the Custom Cabling Manufacturing and Assembly segment was composed of three divisions. The four divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet and Rel-Tech. The other division aggregated into the RF Connector and Cable Assembly segment and into the Custom Cabling Manufacturing and Assembly segment has similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six months ended April 30, 2016 and 2015 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

United States	$7,603	$7,235	$14,095	$13,254
Foreign countries:
Canada	75	112	146	226
Israel	-	135	62	188
Mexico	52	95	149	189
All other	5	15	67	52
	132	357	424	655

Totals	$7,735	$7,592	$14,519	$13,909

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended April 30, 2016 and 2015 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2016	Cable Assembly	Assembly	Corporate	Total
Net sales	$2,079	$5,656	$-	$7,735
Income (loss) from continuing operations before provision (benefit) for income taxes	(250)	172	28	(50)
Depreciation and amortization	51	211	-	262

2015
Net sales	$3,339	$4,253	$-	7,592
Income from continuing operations before provision for income taxes	459	145	10	614
Depreciation and amortization	41	153	-	194

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the six months ended April 30, 2016 and 2015 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2016	Cable Assembly	Assembly	Corporate	Total
Net sales	$4,036	$10,483	$-	$14,519
Income (loss) from continuing operations before provision (benefit) for income taxes	(664)	15	28	(621)
Depreciation and amortization	97	431	-	528

2015
Net sales	$6,040	$7,869	$-	$13,909
Income from continuing operations before provision for income taxes	377	69	15	461
Depreciation and amortization	92	297	-	389

Note 11 - Income tax provision

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

The provision (benefit) for income taxes was 238% and 41% of income (loss) before income taxes for the three months ended April 30, 2016 and 2015, respectively, and 60% and 34% of income (loss) from before income taxes for the six months ended April 30, 2016 and 2015, respectively. The change in the effective income tax rate from period to period was primarily driven by an increase in the ratio of book-tax differences which have a rate impact compared to forecasted book income for the year.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3. The total amount of unrecognized tax benefits was $0 as of April 30, 2016 and October 31, 2015.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of April 30, 2016 and October 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense, and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended April 30, 2016.

Note 12 - Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2016	October 31, 2015
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(250)	(212)
	60	98

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(1,373)	(1,101)
	3,726	3,998

Backlog (estimated life 1 year)	134	134
Accumulated amortization	(129)	(100)
	5	34

Patents (estimated life 14 years)	142	142
Accumulated amortization	(9)	(4)
	133	138

Totals	$3,924	$4,268

Non-amortizable intangible assets:
Trademarks	$1,387	$1,387

Note 13 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	April 30, 2016	October 31, 2015

Wages payable	$743	$978
Accrued receipts	525	438
Earn-out liability	594	1,150
Other current liabilities	304	302

Totals	$2,166	$2,868

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $377,000 is recorded in other long-term liabilities.

Note 14 - Line of credit

In May 2015, the Company entered into an amended agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on May 30, 2017. As of April 30, 2016, no amounts were outstanding under the LOC.

Note 15 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of April 30, 2016, the aggregate remaining minimum lease payments under this lease totaled $221,000.

The Cables Unlimited division leases an approximately 12,000 square foot facility located in Yaphank, New York. In April 2016, the lease for this was extended until June 30, 2017. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a current director of the Company.

In March 2015, the Company amended its lease for its approximately 4,500 square foot facility located in Las Vegas, Nevada to extend the term of the lease to April 2016. The Las Vegas facility was used by the Company’s Aviel Electronics division. Aviel’s monthly rent expense under the lease was $4,270 per month. As a result of the sale of Aviel as of December 22, 2015, the Company has no further commitment.

The newly acquired Comnet Telecom division leases approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s monthly rent expense under the leases is approximately $11,655 per month for these facilities which expire in September 2017.

The newly acquired Rel-Tech Electronic division leases approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s net monthly rent expense under the lease is approximately $8,307 per month for these facilities which expires in August 2017.

Note 16 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended April 30, 2016 for a total of $177,000 and $0.07 per share during the three months ended April 30, 2015 for a total of $596,000. The Company paid dividends of $0.02 and $0.07 per share during the six months ended April 30, 2016 for a total of $787,000 and $0.07 per share during the six months ended April 30, 2015 for a total of $1.2 million.

Note 17 - Subsequent events

At its June 8, 2016 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on July 15, 2016 to stockholders of record on June 30, 2016.

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

In addition, we test our goodwill and trademarks and indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. No goodwill or trademark impairments have been identified in any of the years presented.

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

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and six months ended April 30, 2016, the Company recognized approximately $59,000 and $99,000 of loss for the Bioconnect division, respectively, which amounts have been included within discontinued operations. For the three and six months ended April 30, 2015, the Company recognized approximately $84,000 and $194,000 of income for the Bioconnect division, respectively, which amounts have been included within discontinued operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Additionally, the Company has access to a line of credit in the amount of $5.0 million, of which the full amount is available as of April 30, 2016, should the Company need to obtain additional capital. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of April 30, 2016, the Company had cash and cash equivalents equal to $5.0 million.

·	As of April 30, 2016, the Company had $17.7 million in current assets and $3.3 million in current liabilities.

·	As of April 30, 2016, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

As of April 30, 2016, the Company had a total of $5.0 million of cash and cash equivalents compared to a total of $7.6 million of cash and cash equivalents as of October 31, 2015. As of April 30, 2016, the Company had working capital of $14.4 million and a current ratio of approximately 5.4:1.

The Company used $2.0 million cash from operating activities for the six months ended April 30, 2016. The decrease in cash from operating activities was due in part to a net loss of $467,000, purchase of additional inventories and other current assets, and payment of certain accounts payable and accrued expense. The increase in other current and long-term assets results from the $250,000 note that the Company received in the sale of the Aviel division, while the decrease in accrued expenses was primarily for the $581,000 payment of an earn-out and incentive bonus to the President of the Comnet division. These decreases were partially offset by noncash charges such as $528,000 for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro, $102,000 of stock-based compensation expense and $40,000 from the write-off of software related to the implementation of a new ERP system.

During the six-month period ended April 30, 2016, the Company generated $279,000 from investing activities, primarily related to the sale of Aviel’s inventories and fixed assets and the repayment of a $67,000 note by the Company’s retiring former CEO and founder. The funds generated from investment activities were partially offset by $132,000 of capital expenditures.

The Company does not anticipate needing material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition and recent operating results, as well as access to its line of credit that expires in May 2017, the Company would be able to finance its expansion, if necessary.

As part of its announced business plan, the Company may from time to time acquire other companies or product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which payments may reduce the Company’s future liquidity and capital resources.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. The share repurchase program may be suspended or terminated at any time. No shares were repurchased during the fiscal six months ended April 30, 2016.

During the three- and six-month periods covered by this Quarterly Report, the Company paid a total of $610,000 and $177,000 of dividends to its stockholders, respectively. In order to improve the Company’s ability to acquire other companies or product lines in the future and to maintain a sufficient level of liquidity, for the fiscal quarter ending April 30, 2016 the Company reduced its quarterly dividend from $0.07 per share to $0.02 per share.

Results of Operations

Three Months Ended April 30, 2016 vs. Three Months Ended April 30, 2015

Net sales of $7.7 million increased by 2% or $143,000 for the three months ended April 30, 2016 (the “fiscal 2016 quarter”) when compared to the three months ended April 30, 2015 (the “fiscal 2015 quarter”). Fiscal 2016 quarter results includes net sales generated from the Company’s newly acquired Rel-Tech Electronics division which contributed $1.8 million of net sales during the quarter. The Company did not own Rel-Tech in the fiscal 2015 quarter. Excluding the net sales that were generated by newly acquired Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $1.6 million during the fiscal 2016 quarter compared to the fiscal quarter 2015. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consisted of Cables Unlimited, Comnet and Rel-Tech during the fiscal 2016 quarter) generated $5.7 million of net sales for fiscal 2016 quarter to become the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisition of Rel-Tech, net sales at Comnet decreased $367,000 or 13% for fiscal 2016 quarter when compared to fiscal 2015 quarter while similarly net sales at Cables Unlimited decreased $15,000 or 1% for the same period. The decrease in net sales at Comnet was due to the softening of demand for its telecommunications and data products while the decline at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s Optiflex line of special purpose cables and a decline in orders for other fiber optic products. For the fiscal 2016 quarter, the RF Connector and Cable Assembly segment had net sales of $2.1 million, a decline of $1.2 million or 36% from net sales of $3.3 million for the fiscal 2015 quarter. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. In addition, during the fiscal 2016 quarter, the Company sold the assets of the Aviel division which also contributed to the decline in sales in the RF Connector and Cable Assembly segment.

The Company’s gross profit as a percentage of sales in the fiscal 2016 quarter decreased by 8% to 30% compared to 38% in the fiscal 2015 quarter. The decrease in gross margins is primarily due to the decline in 1) higher margin connector sales at the Company’s RF Connector and Cable Assembly division and higher margin Optiflex sales at Cables Unlimited, and 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly segment spread over a lower revenue base. Historically, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since sales at the RF Connector and Cable Assembly segment have been decreasing and the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and are expected to remain below historical rates in the future.

Engineering expenses decreased $9,000 or 5% for the fiscal 2016 quarter to $179,000 compared to $188,000 for the fiscal 2015 quarter due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $186,000, or 9%, during the fiscal 2016 quarter to $2.3 million from $2.1 million in the fiscal 2015 quarter. The increase in selling and general expenses was primarily due to additional expenses of approximately $169,000 incurred by the Company’s newly acquired Rel-Tech subsidiary which subsidiary was not owned, and which expenses therefore were not incurred, during the fiscal 2015 quarter. Excluding the addition of the selling and general expenses attributable to Rel-Tech, the selling and general expenses of the Company for the fiscal 2016 quarter compared to the fiscal 2015 quarter decreased $17,000 or 1%. During the fiscal 2016 quarter the Company adjusted its earn-out accrual related to its Comnet and Rel-Tech acquisition resulting in a net decrease of $80,000 to the Company’s selling and general expense. This decrease was partially offset by the payment of a $100,000 bonus paid to the retiring founder and former CEO of the Company for over 35 years of service.

The provision (benefit) for income taxes was 138% and 41% of income (loss) before income taxes for the three months ended April 30, 2016 and 2015, respectively. For the three-month period ending April 30, 2016, this amounted to an income tax benefit of $119,000 when applying the estimated annual effective tax rate approach.  This approach involves the use of the Company’s estimated annual income forecast which often changes from one quarter to the next and may produce variations in the effective tax rate applicable in each quarter.  Such variations in the effective tax rate often result in an income tax expense or benefit for a quarter which does not have a meaningful relationship to the pretax income in the quarter.

Income (loss) from discontinued operations, net of tax, during the fiscal 2016 quarter was $(182,000) compared to $84,000 in the fiscal 2015 quarter. During March 2016, the Company announced the shutdown of its Bioconnect division. The closure is part of the Company’s ongoing plan to close underperforming divisions that are not part of the Company’s core operations. For the three months ended April 30, 2016 and 2015, the Company recognized approximately pretax $(232,000) and $84,000, respectively, from the shutdown of the Bioconnect division. Included in the fiscal 2016 quarter loss, the Company recognized a $173,000 pretax write-down on Bioconnect division’s inventory. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. The Company recognized royalty income of $200 and $1,000, respectively, from RadioMobile and RF Neulink for the three months ended April 30, 2016 and 2015.

For the fiscal 2016 quarter, the Company incurred an operating loss of $78,000 and a net loss of $113,000, compared to income from operations of $604,000 and net income of $448,000 in the fiscal 2015 quarter. The losses in the fiscal 2016 quarter are attributable primarily to a reduction in the Company’s gross margins, which decreased the Company’s gross profit by $505,000 for the three-month period ending April 301, 2016. In part to address these losses, the Company has recently disposed of, or terminated, two underperforming divisions. In December 2015 the Company sold its Aviel division, and in March 2016, the Company decided to discontinue its Bioconnet medical cabling division. In addition, the Company intends to focus its marketing efforts on the rapidly developing Distributed Antenna Systems (DAS) market in order to increase its net sales of its core products and to increase its margins.

Six Months Ended April 30, 2016 vs. Six Months Ended April 30, 2015

Net sales of $14.5 million increased by 4% or $0.6 million for the six months ended April 30, 2016 when compared to the six months ended April 30, 2015 because net sales generated from the Company’s newly acquired Rel-Tech Electronics division which contributed $3.3 million of net sales during the six-month period. The Company did not own Rel-Tech for the six months ended April 30, 2015. Excluding the net sales that were generated by newly acquired Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $2.7 million or 19% during the six months ended April 30, 2016 compared to the six months ended April 30, 2015. The Company’s “Custom Cabling Manufacturing and Assembly” segment generated $10.5 million of net sales for the six months ended April 30, 2016 and was the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisition of Rel-Tech, net sales at Comnet decreased $368,000 or 7% for the six months ended April 30, 2016 compared to the six months ended April 30, 2015, while net sales at Cables Unlimited decreased $331,000 or 11% for the same period. The decrease in net sales at Comnet was due to the softening of demand for its telecommunications and data products, while the decline at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s Optiflex line of special purpose cables and a decline in orders for other fiber optic products. For the six months ended April 30, 2016, the RF Connector and Cable Assembly segment had net sales of $4.0 million, a decline of $2.0 million or 33% from net sales of $6.0 million for the six months ended April 30, 2015. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. In addition, during the six months ended April 30, 2016, the Company sold the assets of the Aviel division which also contributed to the decline in sales in the RF Connector and Cable Assembly segment.

The Company’s gross profit as a percentage of sales in the six months ended April 30, 2016 decreased by 7% to 30% compared to 37% in the six months ended April 30, 2015. The decrease in gross margins is primarily due to the decline in 1) higher margin connector sales at the Company’s RF Connector and Cable Assembly division, higher margin Optiflex sales at Cables Unlimited, and 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly segment spread over a lower revenue base. Historically, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since sales at the RF Connector and Cable Assembly segment have been decreasing and the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and are expected to remain below historical rates in the future.

Engineering expenses decreased $28,000 or 8% for the six months ended April 30, 2016 to $340,000 compared to $368,000 for the six months ended April 30, 2015 due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $413,000, or 10%, during the six months ended April 30, 2016 to $4.7 million from $4.3 million in the prior period. The increase in selling and general expenses was primarily due to additional expenses of approximately $317,000 incurred by the Company’s newly acquired Rel-Tech subsidiary which subsidiary was not owned, and which expenses therefore were not incurred, during the six months ended April 30, 2015. Excluding the addition of the selling and general expenses attributable to Rel-Tech, the selling and general expenses of the Company for the six months ended April 30, 2016 compared to the six months ended April 30, 2015 increased $62,000 or 1%. During the six months ended April 30, 2016 the Company adjusted its earn-out accrual related to its Comnet and Rel-Tech acquisition resulting in a net decrease of $80,000 to the Company’s selling and general expense. This decrease was offset by a $100,000 paid bonus to the former CEO and retiring founder of the Company for over 35 years’ of service, and by expenses related to an increase in sales and marketing efforts.

The provision (benefit) for income taxes was 60% and 34% of income (loss) before income taxes for the six months ended April 30, 2016 and 2015, respectively. For the six month period ending April 30, 2016, this amounted to an income tax benefit of $374,000 when applying the estimated annual effective tax rate approach.  This approach involves the use of the Company’s estimated annual income forecast which often changes from one quarter to the next and may produce variations in the effective tax rate applicable in each quarter.  Such variations in the effective tax rate often result in an income tax expense or benefit for a quarter which does not have a meaningful relationship to the pretax income in the quarter.

Income (loss) from discontinued operations, net of tax, during the six months ended April 30, 2016 was $(220,000) compared to $208,000 in the six months ended April 30, 2015. During March 2016, the Company announced the shutdown of its Bioconnect division. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the six months ended April 30, 2016 and 2015, the Company recognized approximately pretax $(270,000) and $194,000, respectively, from the shutdown of the Bioconnect division. Included in the loss for the six months ended April 30, 2016, the Company recognized a $173,000 pretax write-down on Bioconnect division’s inventory. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. The Company recognized royalty income of $1,800 and $22,000, respectively, from RadioMobile and RF Neulink for the six months ended April 30, 2016 and 2015.

For the six months ended April 30, 2016, the Company incurred an operating loss of $649,000 and a net loss of $467,000, compared to income from operations of $446,000 and net income of $514,000 for the six months ended April 30, 2015. The losses in the six months ended April 30, 2016 are attributable primarily to a reduction in the Company’s gross margins and to increased selling and general expenses. In part to address these losses, the Company has recently disposed of, or terminated, two underperforming divisions. In December 2015 the Company sold its Aviel division, and in March 2016, the Company decided to discontinue its Bioconnet medical cabling division. In addition, the Company intends to focus its marketing efforts on the rapidly developing Distributed Antenna Systems (DAS) market in order to increase its net sales of its core products and to increase its margins.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated June 14, 2016 announcing the financial results for the fiscal quarter ended April 30, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 14, 2016	By:	/s/ Johnny Walker
Johnny Walker Chief Executive Officer

Date: June 14, 2016	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer