Form 10-Q
period 2016-07-31
R F INDUSTRIES LTD
filed 2016-09-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 8, 2016 was 8,835,483.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,649	$7,595
Trade accounts receivable, net of allowance for doubtful accounts of $71 and $59	4,314	3,980
Inventories	6,492	6,928
Other current assets	1,525	728
Deferred tax assets	426	426
TOTAL CURRENT ASSETS	17,406	19,657

Property and equipment:
Equipment and tooling	3,234	3,215
Furniture and office equipment	789	936
	4,023	4,151
Less accumulated depreciation	3,085	3,230
Total property and equipment	938	921

Goodwill	5,913	5,913
Amortizable intangible assets, net	3,766	4,268
Non-amortizable intangible assets	1,387	1,387
Note receivable from stockholder	-	67
Other assets	155	39
TOTAL ASSETS	$29,565	$32,252

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2016	2015
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,172	$1,493
Accrued expenses	2,540	2,868
TOTAL CURRENT LIABILITIES	3,712	4,361

Deferred tax liabilities	1,143	1,143
Other long-term liabilities	161	377
TOTAL LIABILITIES	5,016	5,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,835,483 and 8,713,664 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	88	87
Additional paid-in capital	19,334	19,129
Retained earnings	5,127	7,155
TOTAL STOCKHOLDERS' EQUITY	24,549	26,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,565	$32,252

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Net sales	$7,640	$8,315	$22,159	$22,223
Cost of sales	5,513	5,765	15,657	14,589

Gross profit	2,127	2,550	6,502	7,634

Operating expenses:
Engineering	217	210	557	577
Selling and general	2,577	2,397	7,261	6,668
Totals	2,794	2,607	7,818	7,245

Operating income (loss)	(667)	(57)	(1,316)	389

Other income (loss)	(32)	4	(4)	19

Income (loss) from continuing operations before provision (benefit) for income taxes	(699)	(53)	(1,320)	408
Provision (benefit) for income taxes	45	(112)	(330)	43

Income (loss) from continuing operations	(744)	59	(990)	365

Income (loss) from discontinued operations, net of tax	147	152	(74)	359

Net income (loss)	$(597)	$211	$(1,064)	$724

Earnings (loss) per share - Basic:

Continuing operations	$(0.08)	$0.01	$(0.11)	$0.04
Discontinued operations	0.01	0.01	(0.01)	0.05
Net income (loss) per share	$(0.07)	$0.02	$(0.12)	$0.09

Earnings (loss) per share - Diluted:

Continuing operations	$(0.08)	$0.01	$(0.11)	$0.04
Discontinued operations	0.01	0.01	(0.01)	0.04
Net income (loss) per share	$(0.07)	$0.02	$(0.12)	$0.08

Weighted average shares outstanding:
Basic	8,834,747	8,545,300	8,770,375	8,446,223
Diluted	8,834,747	8,916,643	8,770,375	8,820,438

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(1,064)	$724
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	17	15
Accounts receivable write-off	-	4
Depreciation and amortization	769	719
Stock-based compensation expense	156	184
Inventory write-off	-	10
Loss on disposal of fixed assets	61	-
Excess tax benefit from stock-based compensation	-	45
Changes in operating assets and liabilities:
Trade accounts receivable	(351)	(323)
Inventories	115	(380)
Other current assets	(797)	(322)
Other long-term assets	(116)	-
Accounts payable	(320)	133
Income taxes payable	-	(122)
Accrued expenses	(545)	(444)
Net cash (used in) provided by operating activities	(2,075)	243

INVESTING ACTIVITIES:
Acquisition of businesses (Comnet, Rel-Tech and CompPro), net of cash acquired $758	-	(5,132)
Proceeds received on notes receivable from stockholder	67	-
Proceeds from sale of fixed assets	22	-
Proceeds from sale of inventory	322	-
Capital expenditures	(368)	(140)
Net cash provided by (used in) investing activities	43	(5,272)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	48	37
Excess tax provision (benefit) from exercise of stock options	159	(45)
Purchase of treasury stock	(157)	-
Dividends paid	(964)	(1,773)
Net cash used in financing activities	(914)	(1,781)

Net decrease in cash and cash equivalents	(2,946)	(6,810)

Cash and cash equivalents, beginning of period	7,595	14,718

Cash and cash equivalents, end of period	$4,649	$7,908

Supplemental cash flow information – income taxes paid	$165	$627

Noncash investing and financing activities:
Stock issuance for acquisition of businesses (Comnet and Rel-Tech)	$-	$1,260
Retirement of treasury stock	$157	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2015 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2015 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2015 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three- and nine-month periods ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ending on or before October 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014, and Rel-Tech Electronics, Inc. (“Rel-Tech”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective June 1, 2015. The unaudited condensed consolidated financial statements for the three- and nine-months ended July 31, 2016 include the accounts of RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech. For periods ending on or before January 31, 2015, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited and Comnet, and for all periods after October 31, 2015, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech, collectively. All intercompany balances and transactions have been eliminated in consolidation.

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

The results of Rel-Tech’s operations subsequent to June 1, 2015 have been included in the Company’s condensed consolidated results of operations. All costs related to the acquisition of Rel-Tech have been expensed as incurred. For the three- and nine-months ended July 31, 2016, Rel-Tech contributed $1.7 million and $5.0 million of revenue, respectively.

The Company recognized a $28,000 and $148,000 charge to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Rel-Tech for the three-and nine-months ended July 31, 2016, respectively. As of July 31, 2016, the Company has accrued $758,000 in earn-out accrual, of which $598,000 is in current liabilities and $161,000 is in long-term liabilities.

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

Pro forma financial information is presented in the following table:

	Three Months Ended July 31,	Nine Months Ended July 31,
	2015	2015

Revenue	$8,860,000	$26,029,000
Net income	144,000	688,000

Earnings per share
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

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

Goodwill acquired was allocated to the Company’s Connector and Cable Assembly segment as part of the purchase price allocation. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from seven to fourteen years.

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

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. For the three and nine months ended July 31, 2016, Comnet contributed $2.2 million and $6.8 million of revenue, respectively.

The Company recognized a $30,000 charge to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Comnet for the three months ended July 31, 2016. The Company recognized $170,000 in credits to selling, general and administrative expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Comnet for the nine months ended July 31, 2016. As of July 31, 2016, the Company has accrued $271,000 in earn-out accrual, all of which is in current liabilities.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three-year period. For the three and nine months ended July 31, 2016, the Company recognized approximately $19,000 and $20,000 of royalty income for RF Neulink and RadioMobile, respectively, which amounts has been included within discontinued operations. For the three and nine months ended July 31, 2015, the Company recognized approximately $48,000 and $70,000 of royalty income for the RF Neulink and RadioMobile divisions, respectively, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and nine months ended July 31, 2016, the Company recognized approximately $129,000 of income, net of tax and $94,000 of loss, net of tax, for the Bioconnect division, respectively, which amounts have been included within discontinued operations. Included in the fiscal year 2016 loss, the Company recognized a $158,000 pretax write-down on Bioconnect division’s inventory. For the three and nine months ended July 31, 2015, the Company recognized approximately $123,000 and $317,000 of income, net of tax, for the Bioconnect division, respectively, which amounts have been included within discontinued operations.

Note 4 - Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note ($83,000 recorded in other current assets and $118,000 in other assets as of July 31, 2016) with principal and interest (at 5%) payable over a three-year period. Aviel Electronics’ sales and loss from continuing operations before provision for income taxes of $86,000 and $40,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment from November 1, 2015 through the date of sale on December 22, 2015. Aviel Electronics’ sales and income from continuing operations before provision for income taxes were $225,000 and $36,000, respectively, for the three months ended July 31, 2015 and $770,000 and $142,000, respectively, for the nine months ended July 31, 2015.

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

In June 2015, the Company acquired Rel-Tech, a company that valued its inventories using specific identification (last purchase price) on a FIFO basis. As of July 31, 2016, Rel-Tech values its inventories cost using the weighted average cost of accounting. Inventories consist of the following (in thousands):

	July 31, 2016	October 31, 2015

Raw materials and supplies	$3,037	$2,671
Work in process	358	270
Finished goods	3,097	3,987

Totals	$6,492	$6,928

                Purchases of inventory from two major vendors during the nine months ended July 31, 2016 represented 10%, and 7% of total inventory purchases compared to 11% and 6% of total inventory purchases for the same period in 2015. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2016	October 31, 2015

Prepaid taxes	$759	$408
Prepaid expense	555	140
Notes receivable, current portion	83	-
Other	128	180

Totals	$1,525	$728

                Long-term portion of notes receivable of $118,000 is recorded in other assets.

Note 7 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 1,022,970 and 820,161 for the three months ended July 31, 2016 and 2015, respectively, and 1,084,419 and 820,161 for the nine months ended July 31, 2016 and 2015, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Weighted average shares outstanding for basic earnings per share	8,834,747	8,545,300	8,770,375	8,446,223

Add effects of potentially dilutive securities-assumed exercise of stock options	-	371,343	-	374,215

Weighted average shares outstanding for diluted earnings per share	8,834,747	8,916,643	8,770,375	8,820,438

Note 8 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. Incentive stock options granted to the Company’s employees during the nine months ended July 31, 2015 vest and are typically exercisable equally over three years and expire in five years from date of grant. During the three and nine months ended July 31, 2016, the Company granted a total of 20,000 incentive stock options to Company employees. During the three and nine months ended July 31, 2015, the Company granted a total of zero and 127,558 incentive stock options, respectively, to Company employees. The Company satisfies the exercise of options by issuing previously unissued common shares.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the nine months ended July 31, 2016 and 2015 was estimated to be $3.36 and $1.08, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Risk-free interest rate	0.70%	1.15%
Dividend yield	2.38%	6.68%
Expected life of the option	3.0 years	5.3 years
Volatility factor	28.7%	52.3%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2016 and 2015 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Issuances of common stock by the Company

During the nine months ended July 31, 2015, the Company issued 252,381 shares of common stock valued at approximately $1,060,000 to the former owner of Comnet as part of the purchase price of the Comnet acquisition. The Comnet acquisition is more fully described in Note 2 of this report.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2016 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2015	1,240,100	$3.64
Options granted	104,936	$3.36
Options exercised	(180,067)	$0.27
Options canceled or expired	(71,118)	$4.52
Options outstanding at July 31, 2016	1,093,851	$4.11
Options exercisable at July 31, 2016	634,598	$3.83
Options vested and expected to vest at July 31, 2016	1,087,360	$4.11

Weighted average remaining contractual life of options outstanding as of July 31, 2016: 5.03 years

Weighted average remaining contractual life of options exercisable as of July 31, 2016: 3.4 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2016: 5.02 years

Aggregate intrinsic value of options outstanding at July 31, 2016: $0.2 million

Aggregate intrinsic value of options exercisable at July 31, 2016: $0.2 million

Aggregate intrinsic value of options vested and expected to vest at July 31, 2016: $0.2 million

As of July 31, 2016, $563,000 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 5.3 years.

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

On April 6, 2016, Howard Hill, the Company’s Chief Operating Officer, retired from the Company. On becoming a non-employee member of the Board on April 7, 2016, Mr. Hill was granted 33,744 options, representing the director compensation payable to him for his services for the remainder of the current year. The number of stock options granted was determined by dividing his pro-rata portion of his stock-based compensation for serving on the Board of $8,750 by the fair value of a stock option grant using the Black-Scholes model ($0.26). These options vest ratably over fiscal 2016.

Stock option expense

During the nine months ended July 31, 2016 and 2015, stock-based compensation expense totaled $156,000 and $184,000, respectively. During the three months ended July 31, 2016 and 2015, stock-based compensation expense totaled $54,000 and $83,000, respectively. For the nine months ended July 31, 2016 and 2015, stock-based compensation classified in cost of sales amounted to $26,000 and $45,000, respectively, and stock-based compensation classified in selling and general expense amounted to $130,000 and $139,000, respectively.

Note 9 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2016, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.8 million.

One customer accounted for approximately 15% and 18% of the Company’s net sales for the nine-month period ended July 31, 2016 and 2015, respectively. This same customer accounted for approximately 16% of the Company’s net sales for the three months ended July 31, 2016 and 2015, respectively. At July 31, 2016 and October 31, 2015, this customers’ accounts receivable balance accounted for approximately 20% and 28% of the Company’s total net accounts receivable balances. Although this customer has been an ongoing major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Note 10 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of July 31, 2016, the Company had two segments based upon this evaluation - RF Connector and Cable Assembly and Custom Cabling Manufacturing. The Company decided to close the Medical Cabling and Interconnect segment in March 2016.

During the fiscal quarter ended July 31, 2016, the RF Connector and Cable Assembly segment consisted of two divisions and the Custom Cabling Manufacturing and Assembly segment was composed of three divisions. The five divisions that meet the quantitative thresholds for segment reporting are Connector and Cable Assembly, Aviel (until the time of sale), Cables Unlimited, Comnet and Rel-Tech. These divisions aggregated into the RF Connector and Cable Assembly segment and into the Custom Cabling Manufacturing and Assembly segment have similar products that are marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Company aggregated the Connector and Cable Assembly and Aviel (until the time of sale) divisions into the RF Connector and Cable Assembly segment, and the Cables Unlimited, Comnet and Rel-Tech division constituted the Custom Cabling Manufacturing segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine months ended July 31, 2016 and 2015 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

United States	$7,441	$7,989	$21,536	$21,242
Foreign countries:
Canada	90	64	236	290
Israel	1	76	63	264
Mexico	85	135	234	324
All other	23	51	90	103
	199	326	623	981

Totals	$7,640	$8,315	$22,159	$22,223

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended July 31, 2016 and 2015 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2016	Cable Assembly	Assembly	Corporate	Total
Net sales	$2,576	$5,064	$-	$7,640
Loss from continuing operations before benefit for income taxes	(541)	(126)	(32)	(699)
Depreciation and amortization	49	192	-	241

2015
Net sales	$2,909	$5,406	$-	$8,315
Income (loss) from continuing operations before provision (benefit) for income taxes	197	(254)	4	(53)
Depreciation and amortization	54	276	-	330

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the nine months ended July 31, 2016 and 2015 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2016	Cable Assembly	Assembly	Corporate	Total
Net sales	$6,611	$15,548	$-	$22,159
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,243)	(111)	34	(1,320)
Depreciation and amortization	146	623	-	769

2015
Net sales	$8,949	$13,274	$-	$22,223
Income (loss) from continuing operations before provision (benefit) for income taxes	574	(185)	19	408
Depreciation and amortization	146	573	-	719

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

The provision (benefit) for income taxes was 6% and (211)% of income (loss) before income taxes for the three months ended July 31, 2016 and 2015, respectively, and (25)% and 11% of income (loss) from before income taxes for the nine months ended July 31, 2016 and 2015, respectively. The change in the effective income tax rate from period to period was primarily driven by an increase in the ratio of book-tax differences which have a rate impact compared to forecasted book income for the year.

Deductions related to the exercise and disposition of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on the Company’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and disposition of equity-based incentive awards for the periods presented was credited to additional paid-in capital, not taxes payable.  For the period ended July 31, 2016, the Company incurred approximately $159,000 of windfalls from the exercise and disposition of equity-based incentive awards, of which $159,000 was recorded against its additional paid-in capital.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3. The total amount of unrecognized tax benefits was $0 as of July 31, 2016 and October 31, 2015.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2016 and October 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended July 31, 2016.

Note 12 - Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2016	October 31, 2015
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(264)	(212)
	46	98

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(1,509)	(1,101)
	3,590	3,998

Backlog (estimated life 1 year)	134	134
Accumulated amortization	(134)	(100)
	-	34

Patents (estimated life 14 years)	142	142
Accumulated amortization	(12)	(4)
	130	138

Totals	$3,766	$4,268

Non-amortizable intangible assets:
Trademarks	$1,387	$1,387

 Note 13 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2016	October 31, 2015

Wages payable	$844	$978
Accrued receipts	492	438
Earn-out liabilities	869	1,150
Other current liabilities	335	302

Totals	$2,540	$2,868

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $161,000 is recorded in other long-term liabilities.

Note 14 - Line of credit

In May 2015, the Company entered into an amended agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 3.0% plus LIBOR (“base interest rate”), with interest payable on the last day of each month. All principal outstanding under the LOC which is not bearing interest at a base interest rate shall bear interest at Union Bank’s Reference Rate, as defined, which rate shall vary. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on May 30, 2017. Effective September 8, 2016, the Company terminated the line of credit. No amounts were outstanding under the LOC.

Note 15 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017 and requires minimum annual rental payments (starting at approximately $19,000 per month) that are subject to fixed annual increases. The minimum annual rentals under this lease are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of July 31, 2016, the aggregate remaining minimum lease payments under this lease totaled $162,000.

The Cables Unlimited division leases an approximately 12,000 square foot facility located in Yaphank, New York. In April 2016, the lease for this was extended until June 30, 2017. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited and a past director of the Company.

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

Note 16 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended July 31, 2016 for a total of $177,000 and $0.07 per share during the three months ended July 31, 2015 for a total of $1.8 million. The Company paid dividends of $0.02, $0.02 and $0.07 per share during the nine months ended July 31, 2016 for a total of $964,000 and $0.07 per share during the nine months ended July 31, 2015 for a total of $1.8 million.

Note 17 - Subsequent events

At its September 8, 2016 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on October 15, 2016 to stockholders of record on September 30, 2016.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-third of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. In June 2015, the Company acquired Rel-Tech Electronics, Inc. (“Rel-Tech”), a company that, from the date of its purchase by the Company through the second fiscal quarter 2016, valued inventories using specific identification (last purchase price) on a FIFO basis. As of July 31, 2016, Rel-Tech values its inventories cost using the weighted average cost of accounting.

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

 If a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated deferred tax asset for those instruments is considered an excess tax benefit, and is recognized as additional paid-in capital.  If the tax deduction is less than the cumulative book compensation cost, the tax effect of the resulting difference is charged first to APIC, to the extent of the available pool of windfall tax benefits, with any remainder recognized in income tax expense.

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

Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, data center equipment solutions, and electrical and electronic specialty cables. The Company’s connectivity solutions are used across diversified, high growth markets including wireless carriers and infrastructure and industrial companies. The Company’s operations are currently conducted through various divisions and three wholly-owned subsidiaries.

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

CompPro Product Line. On May 19, 2015, the Company purchased the CompPro braided product line for a total purchase price of $700,000 cash. Included in the purchase is inventory, designs, intellectual property rights and to manufacture and sell CompPro. The transfer of the equipment and other technologies necessary to enable the Company to manufacture these products was primarily transferred to the Company during the fiscal quarter ended July 31, 2015.

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

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and nine months ended July 31, 2016, the Company recognized approximately $129,000 of loss, net of tax and $94,000 income, net of tax, for the Bioconnect division, respectively, which amounts have been included within discontinued operations. For the three and nine months ended July 31, 2015, the Company recognized approximately $123,000 and $317,000 of income for the Bioconnect division, respectively, which amounts have been included within discontinued operations.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of July 31, 2016, the Company had cash and cash equivalents equal to $4.6 million.

·	As of July 31, 2016, the Company had $17.4 million in current assets and $3.7 million in current liabilities.

·	As of July 31, 2016, the Company had no outstanding indebtedness (other than accounts payable, accrued expenses and income taxes payable).

As of July 31, 2016, the Company had a total of $4.6 million of cash and cash equivalents compared to a total of $7.6 million of cash and cash equivalents as of October 31, 2015. As of July 31, 2016, the Company had working capital of $13.7 million and a current ratio of approximately 4.7:1.

The Company used $2.1 million cash from operating activities for the nine months ended July 31, 2016. The decrease in cash from operating activities was due in part to a net loss of $1,064,000, the increase in other current and long-term assets, the payment of certain accounts payable and accrued expense, as well as the increase in accounts receivable due to increased sales near the end of the fiscal quarter. The increase in other current and long-term assets primarily results from the $250,000 note that the Company received in the sale of the Aviel division, while the decrease in accrued expenses was primarily for the $581,000 payment of an earn-out and incentive bonus to the President of the Comnet division. These decreases were partially offset by noncash charges such as $769,000 for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro, $156,000 of stock-based compensation expense and a net $61,000 write-off of software related to the implementation of a new ERP system.

During the nine-month period ended July 31, 2016, the Company generated $43,000 from investing activities, primarily $344,000 of cash generated from the sale of Aviel’s inventories and fixed assets and the repayment of a $67,000 note by the Company’s retiring former CEO and founder. The funds generated from investment activities were partially offset by $368,000 of capital expenditures, which included $171,000 of payments toward the implementation of the Company’s new enterprise resource planning (ERP) system.

The Company does not anticipate needing material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition and its anticipated future operations, the Company would be able to finance its expansion, if necessary.

As part of its announced business plan, the Company may from time to time acquire other companies or product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which payments may reduce the Company’s future liquidity and capital resources.

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. No shares were repurchased during the fiscal nine months ended July 31, 2016, and the repurchase program was terminated in September 2016.

During the three- and nine-month periods covered by this Quarterly Report, the Company paid a total of $177,000 and $964,000 of dividends to its stockholders, respectively. In order to improve the Company’s ability to acquire other companies or product lines in the future and to maintain a sufficient level of liquidity, for the fiscal quarter ending April 30, 2016 the Company reduced its quarterly dividend from $0.07 per share to $0.02 per share.

Results of Operations

Three Months Ended July 31, 2016 vs. Three Months Ended July 31, 2015

Net sales of $7.6 million decreased by 8% or $675,000 for the three months ended July 31, 2016 (the “fiscal 2016 quarter”) when compared to the three months ended July 31, 2015 (the “fiscal 2015 quarter”). Fiscal 2016 quarter results includes net sales generated from the Company’s newly acquired Rel-Tech Electronics division which contributed $1.7 million of net sales during the quarter as compared to $1.2 million for the fiscal 2015 quarter. The Company did not own Rel-Tech for the entire fiscal 2015 quarter. Excluding the net sales that were generated by newly acquired Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $1.1 million during the fiscal 2016 quarter compared to the fiscal 2015 quarter. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consisted of Cables Unlimited, Comnet and Rel-Tech during the fiscal 2016 quarter) generated $5.1 million of net sales for fiscal 2016 quarter and was the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisition of Rel-Tech, net sales at Comnet decreased $621,000 or 22% for fiscal 2016 quarter when compared to fiscal 2015 quarter and net sales at Cables Unlimited decreased $189,000 or 14% for the same period. The decrease in net sales at Comnet was due to the softening of demand for its telecommunications and data products while the decline at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s orders for its fiber optic products. For the fiscal 2016 quarter, the RF Connector and Cable Assembly segment had net sales of $2.6 million, a decline of $300,000 or 11% from net sales of $2.9 million for the fiscal 2015 quarter. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. In addition, during the fiscal 2016 quarter, the Company sold the assets of the Aviel division which contributed $225,000 of sales for the fiscal 2015 quarter as compared to no sales for the fiscal 2016 quarter in the RF Connector and Cable Assembly segment.

The Company’s gross profit as a percentage of sales in the fiscal 2016 quarter decreased by 3% to 28% compared to 31% in the fiscal 2015 quarter. The decrease in gross margins was primarily due to the decline in 1) higher margin connector sales at the Company’s RF Connector and Cable Assembly division and higher margin Optiflex sales at Cables Unlimited, 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly and Cables Unlimited divisions spread over a lower revenue base, and 3) increased inventory reserves for specific product lines at the Company’s RF Connector and Cable Assembly and Cables Unlimited divisions. Historically, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since sales at the RF Connector and Cable Assembly segment have been decreasing and the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and are expected to remain below historical rates in the future.

Engineering expenses increased $7,000 or 3% for the fiscal 2016 quarter to $217,000 compared to $210,000 for the fiscal 2015 quarter due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $200,000, or 8%, during the fiscal 2016 quarter to $2.6 million from $2.4 million in the fiscal 2015 quarter. The increase in selling and general expenses was primarily due to a one-time expense of $256,000 for professional fees and other expenses incurred during the fiscal 2016 quarter related to a failed strategic transaction to increase the Company’s presence in the rapidly developing Distributed Antenna Systems (DAS) market. The increase in selling and general expenses was also attributable to additional on-going expenses of $77,000 incurred by the Company’s newly acquired Rel-Tech subsidiary, which subsidiary was owned by the Company for two of the three month fiscal 2015 quarter as compared to a full three month fiscal 2016 quarter. Excluding selling and general expenses attributable to the failed strategic transaction and the addition of Rel-Tech, the selling and general expenses of the Company for the fiscal 2016 quarter decreased $153,000 or 6% compared to the fiscal 2015 quarter. During the fiscal 2016 quarter the Company adjusted its earn-out accrual related to its Comnet and Rel-Tech acquisition resulting in a net increase of $59,000 to the Company’s selling and general expense.

The provision (benefit) for income taxes was 6% and (211)% of income (loss) before income taxes for the three months ended July 31, 2016 and 2015, respectively. For the three-month period ending July 31, 2016, this amounted to an income tax of $45,000 when applying the estimated annual effective tax rate approach.  This approach involves the use of the Company’s estimated annual income forecast which often changes from one quarter to the next and may produce variations in the effective tax rate applicable in each quarter.  Such variations in the effective tax rate often result in an income tax expense or benefit for a quarter which does not have a meaningful relationship to the pretax income in the quarter.  Deductions related to the exercise and disposition of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on the Company’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and disposition of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not taxes payable.  For the period ended July 31, 2016, the Company incurred approximately $159,000 of windfalls from the exercise and disposition of equity-based incentive awards, of which $159,000 was recorded against its additional paid-in capital.

Income (loss) from discontinued operations, net of tax, during the fiscal 2016 quarter was $147,000 compared to $152,000 in the fiscal 2015 quarter. During March 2016, the Company announced the shutdown of its Bioconnect division. The closure is part of the Company’s ongoing plan to close underperforming divisions that are not part of the Company’s core operations. For the three months ended July 31, 2016 and 2015, the Company recognized approximately pretax income of $96,000 and $122,000, respectively, from the Bioconnect division. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. The Company recognized royalty income of $17,000 and $2,000, respectively, from RadioMobile and RF Neulink for the three months ended July 31, 2016 and 2015.

For the fiscal 2016 quarter, the Company incurred an operating loss of $667,000 and a net loss of $597,000, compared to an operating loss of $57,000 and net income of $211,000 in the fiscal 2015 quarter. The losses in the fiscal 2016 quarter are attributable primarily to a reduction in net sales and in the Company’s gross margins, which decreased the Company’s gross profit by $423,000 for the three-month period ending July 31, 2016. In part to address these losses, the Company has recently disposed of, or terminated, two underperforming divisions. In December 2015 the Company sold its Aviel division, and in March 2016, the Company decided to discontinue its Bioconnect medical cabling division. In addition, the Company intends to focus its marketing efforts on the rapidly developing DAS market in order to increase its net sales of its core products and to increase its margins.

Nine Months Ended July 31, 2016 vs. Nine Months Ended July 31, 2015

Net sales of $22.2 million decreased slightly for the nine months ended July 31, 2016 when compared to the nine months ended July 31, 2015 despite the additional net sales generated from the Company’s newly acquired Rel-Tech Electronics division. Rel-Tech, which was acquired in June 2015, contributed $5.0 million of net sales during the nine month period ended July 31, 2016, compared to only $1.2 million, of net sales for the nine months ended July 31, 2015. Excluding the net sales that were generated by newly acquired Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $3.8 million or 18% during the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015. The Company’s “Custom Cabling Manufacturing and Assembly” segment generated $15.5 million of net sales for the nine months ended July 31, 2016 and was the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisition of Rel-Tech, net sales at Comnet decreased $989,000 or 13% for the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015, while net sales at Cables Unlimited decreased $520,000 or 12% for the same period. The decrease in net sales at Comnet was due to the softening of demand for its telecommunications and data products, while the decline at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s orders for its fiber optic products. For the nine months ended July 31, 2016, the RF Connector and Cable Assembly segment had net sales of $6.6 million, a decline of $2.3 million or 26% from net sales of $8.9 million for the nine months ended July 31, 2015. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. In addition, during the nine months ended July 31, 2016, the Company sold the assets of the Aviel division which also contributed to the decline in sales in the RF Connector and Cable Assembly segment.

The Company’s gross profit as a percentage of sales in the nine months ended July 31, 2016 decreased by 5% to 29% compared to 34% in the nine months ended July 31, 2015. The decrease in gross margins is primarily due to the decline in 1) higher margin connector sales at the Company’s RF Connector and Cable Assembly division and higher margin Optiflex sales at Cables Unlimited, 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly and Cables Unlimited divisions spread over a lower revenue base, and 3) increased inventory reserves for specific product lines at the Company’s RF Connector and Cable Assembly and Cables Unlimited divisions. Historically, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since sales at the RF Connector and Cable Assembly segment have been decreasing and the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and are expected to remain below historical rates in the future.

Engineering expenses decreased $20,000 or 3% for the nine months ended July 31, 2016 to $557,000 compared to $577,000 for the nine months ended July 31, 2015 due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $600,000, or 9%, during the nine months ended July 31, 2016 to $7.3 million from $6.7 million in the prior period. The increase in selling and general expenses was primarily due to additional one-time expenses of approximately $256,000 for professional fees and other costs incurred in a failed strategic transaction. In addition, selling and general expenses for the nine months ended July 31, 2016 increased due to a $100,000 bonus the Company paid to its former CEO and founder upon his retirement from the Company after over 35 years’ of service. The increase in selling and general expenses was also attributable to additional on-going expenses of $394,000 incurred by the Company’s newly acquired Rel-Tech subsidiary, which subsidiary was owned by the Company for two months during the nine months ended July 31, 2016, compared to a full nine months ended July 31, 2016. Excluding selling and general expenses attributable to the strategic transaction, the retirement bonus, and the addition of Rel-Tech, selling and general expenses for the nine months ended July 31, 2016 decreased $57,000 or 1% as compared to the comparable prior year period.

The provision (benefit) for income taxes was (25) % and 11% of income (loss) before income taxes for the nine months ended July 31, 2016 and 2015, respectively. For the nine month period ending July 31, 2016, this amounted to an income tax benefit of $330,000 when applying the estimated annual effective tax rate approach.  This approach involves the use of the Company’s estimated annual income forecast which often changes from one quarter to the next and may produce variations in the effective tax rate applicable in each quarter.  Such variations in the effective tax rate often result in an income tax expense or benefit for a quarter which does not have a meaningful relationship to the pretax income in the quarter.  Deductions related to the exercise and disposition of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on the Company’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and disposition of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not taxes payable.  For the period ended July 31, 2016, the Company incurred approximately $159,000 of windfalls from the exercise and disposition of equity-based incentive awards, of which $159,000 was recorded against its additional paid-in capital.

The Company had a loss of $74,000 from discontinued operations, net of tax, during the nine months ended July 31, 2016, compared to $359,000 of income in the nine months ended July 31, 2015. During March 2016, the Company announced the shutdown of its Bioconnect division. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the nine months ended July 31, 2016 and 2015, the Company recognized pretax losses of $166,000 and $317,000, respectively, from the Bioconnect division. Included in the loss for the nine months ended July 31, 2016, the Company recognized a $158,000 pretax write-down on Bioconnect division’s inventory. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are included in discontinued operations for all periods presented. The Company recognized royalty income of $17,000 and $3,000, respectively, from RadioMobile and RF Neulink for the nine months ended July 31, 2016 and 2015.

For the nine months ended July 31, 2016, the Company incurred an operating loss of $1,316,000 and a net loss of $1,064,000, compared to income from operations of $389,000 and net income of $724,000 for the nine months ended July 31, 2015. The losses in the nine months ended July 31, 2016 are attributable primarily to a reduction in the Company’s gross margins and to increase selling and general expenses. In part to address these losses, the Company has recently disposed of, or terminated, two underperforming divisions and is taking steps to reduce its expenses. In December 2015 the Company sold its Aviel division, and in March 2016, the Company decided to discontinue its Bioconnet medical cabling division. In addition, the Company intends to focus its marketing efforts on the rapidly developing DAS market in order to increase its net sales of its core products and to increase its margins.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1:	Press Release dated September 14, 2016 announcing the financial results for the fiscal quarter ended July 31, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 14, 2016	By:	/s/ Johnny Walker
Johnny Walker Chief Executive Officer

Date: September 14, 2016	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer