Form 10-K
period 2016-10-31
R F INDUSTRIES LTD
filed 2017-01-27
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $18.4 million.

On January 23, 2017, the Registrant had 8,835,483 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled “Risk Factors” in the Form 10-K, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

RF Industries, Ltd., through its divisions and its three wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. The Company conducts its operations through the following four divisions/subsidiaries: (i) The Connector and Cable Assembly Division based in California, designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., a New York based subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Comnet Telecom Supply, Inc., a New Jersey based subsidiary that manufactures and sells fiber optics cable, distinctive cabling technologies and custom patch cord assemblies, as well as other data center products; and (iv) Rel-Tech Electronics, Inc., a Connecticut based subsidiary that designs and manufactures cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers. Both Cables Unlimited and Comnet Telecom are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Until its sale on December 22, 2015, the Company also operated the Aviel Electronics Division, a Nevada based division that designed, manufactured and distributed specialty and custom RF connectors primarily for aerospace and military customers.  On November 17, 2015, the Company decided to sell its Aviel Electronics Division and on December 22, 2015 the Company sold this division. In March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. Accordingly, the Company has segregated Bioconnect’s results from continuing operations and reported it as discontinued operations for the years ended October 31, 2016 and 2015. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations.

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

Corporate Reorganization in fiscal 2016

Shutdown of Bioconnect division

In March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For fiscal year ended October 31, 2016, the Company recognized a loss of approximately $148,000 for the Bioconnect division (which loss is attributed to discontinued operations in the fiscal 2016 financial statements) after Bioconnect lost its principal customer. For the prior fiscal year ended October 31, 2015, the Company recognized approximately $419,000 of income for the Bioconnect division. The Bioconnect Division operated out of the Company’s San Diego, California, facilities and was primarily engaged in product development, design, manufacture and sale of high-end or specialty cables and interconnects for medical monitoring applications.

Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics Division to an unaffiliated third party for $400,000. The purchase price for the Aviel assets was paid as follows: $150,000 was paid at the closing, and a $250,000 was paid by the delivery of a secured promissory note. The promissory note bears interest at a rate of 5% per annum and is payable over a three-year period. Aviel Electronics Division generated sales of $884,000 in the fiscal year ended October 31, 2015 (the operations of Aviel included in the Company’s RF Connector and Cable Assembly business segment). Aviel Electronics Division was based in Las Vegas, Nevada, and was primarily engaged in the design, manufacture and sale of custom, specialty or precision connectors and cable systems for specialized purposes, such as commercial aerospace and military systems.

Acquisitions in 2015

Rel-Tech Electronics, Inc.

On June 5, 2015, the Company purchased 100% of the issued and outstanding shares of Rel-Tech Electronics, Inc. (“Rel-Tech”) from four shareholders, including Ralph Palumbo. RF Industries, Ltd. paid the sellers $3,100,000, which consisted of $2,100,000 in cash, 50,467 shares of the Company’s unregistered common stock valued at $200,000 based on a per share price of $3.96 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date) and, if certain financial targets are met by Rel-Tech over a three-year period, additional cash earn-out payments of up to $800,000. Mr. Palumbo agreed to serve as President of Rel-Tech at a base salary of $150,000 per year. Mr. Palumbo will also be entitled to earn an annual bonus of up to 50% of his base salary. Financial results for Rel-Tech have been included in the results of the Custom Cabling Manufacturing and Assembly segment subsequent to June 1, 2015.

CompPro Product Line

On May 19, 2015, the Company purchased the CompPro braided product line (“CompPro”), including the intellectual property rights to that product line, for a total purchase price of $700,000 cash. CompPro utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. Included in the purchase is inventory, designs, intellectual property rights and rights to manufacture and sell CompPro products. Financial results for the CompPro products have been included in the results of the Company since May 19, 2015.

Comnet Telecom Supply, Inc.

On January 20, 2015, the Company purchased 100% of the issued and outstanding shares of Comnet Telecom Supply, Inc. (“Comnet Telecom”) from Robert Portera, the sole shareholder of Comnet Telecom. Comnet Telecom is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment was formed in 1993. The Company paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet Telecom meets certain financial milestones in the next two years. The purchase price paid at the closing consisted of $3,090,000 in cash and 252,381 shares of the Company’s unregistered common stock, which shares were valued at $1.1 million based on a per share price of $4.20 (the volume weighted average price of the Company’s common stock during the five trading days before the closing date). Comnet Telecom has, to date, been operated as a stand-alone subsidiary. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera has served as the President of Comnet Telecom for a base salary will be $210,000 per year. Because the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014, Comnet’s financial results have been included in the Company’s results for the entire fiscal year ended October 31, 2015.

Net Loss in Fiscal 2016

For the first time in over two decades, the Company experienced an annual net loss in the fiscal year ended October 31, 2016. Also, for the first time during that period, the Company had negative cash flow from its operations. The Company believes that there were various extraordinary factors that contributed to these adverse results, including certain non-recurring charges and expenses. The following factors contributed to the Company’s financial results in fiscal 2016:

(a)         On June 15, 2011, the Company purchased Cables Unlimited, Inc. and, in connection therewith, recorded $3.1 million and $410,000 for Cables Unlimited’s goodwill and the tradename (an intangible asset with indefinite life), respectively.  Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist.  For the fiscal year 2016, Cables Unlimited did not meet its sales volume and revenue goals, and the mix of product sold had lower margins than planned. These results, along with changes in the competitive marketplace and an evaluation of business priorities, led to a shift in strategic direction and reduced future revenue and profitability expectations for the business. The results of these changes and circumstances lead to the determination that Cables Unlimited did not pass our qualitative assessment and, therefore, a quantitative assessment was required. In connection with the fiscal year ended October 31, 2016, the Company quantitatively evaluated the goodwill and intangibles of Cables Unlimited and determined that the carrying value of Cables Unlimited on the Company’s financial statements exceeded its fair market value.  As a result, an impairment to Cables Unlimited's goodwill and tradename was determined and the Company recorded a non-cash impairment charge to goodwill and tradename of $2.6 million and $150,000, respectively, for the 2016 fiscal year.

(b)       As a result of the continuing change in the wireless marketplace, there has been a decreased demand for certain of the Company’s wireless products (including in particular for the Company’s wireless cabling products used by cell towers). During the past few years, the Company benefitted from the demand for the products it sold to wireless service providers who were updating their networks to 4G technologies. Now that much of that upgrading work has been completed, the demand for the Company’s products has softened, resulting in lower sales and narrower gross margins. The decrease in sales was particularly significant in the Company’s Cables Unlimited subsidiary as demand for its Optiflex and other cell tower solutions dried up. This decrease in sales at Cables Unlimited triggered the impairment charge described above. Because of the reduced demand, the Company also reserved or disposed of excess inventory, which resulted in a $900,000 decrease in its inventory balance from the prior year end and negatively impacted the Company’s income. In order to react to this decrease in net sales, during the last two years the Company redirected its focus on certain new products and incurred significant additional marketing and personnel expenses. These efforts increased the Company’s selling and general administrative expenses in fiscal 2016, but did not produce satisfactory returns. As a result, the Company has now ended certain of these unsuccessful programs and has made employee changes, which changes are expected to result in a significant decrease in selling and general expenses in fiscal 2017.

(c)       The Company has, during the past two years, made material changes in the composition of its business units, which have resulted in one-time additional legal, accounting, personnel and infrastructure expenses. As described above, in fiscal 2015 the Company purchased its Comnet and Rel-Tech subsidiaries and, in fiscal 2016 the Company sold its Aviel division and closed its Bioconnect division. The Company incurred significant legal, accounting and other expenses in connection with these acquisitions and dispositions. In addition, the Company has also incurred significant additional expenses in integrating the Comnet and Rel-Tech businesses with the Company’s existing operations. For example, in fiscal 2016 the Company incurred $171,000 of expenses in connection with implementing a new enterprise resource planning (ERP) system that now integrates all of the Company’s operations on both the East Coast and California.

(d)       During fiscal 2016, the Company considered a strategic transaction with another wireless company. After a due diligence and financial review, the Company determined that the transaction was not in the best interests of the Company’s stockholders and, therefore, the proposed transaction was terminated. The Company incurred over $256,000 of professional fees and expenses in connection with the abandoned transaction, which fees and expenses negatively affected the Company’s cash flow and profitability in fiscal 2016.

Operating Divisions/Subsidiaries

Connector and Cable Assembly Division The Connector and Cable Assembly Division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems.  Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the Company also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets. The Company’s Connector and Cable Assembly Division typically carry over 1,500 different types of connectors, adapters, tools, and test and measurements kits. The Company’s RF connectors are used in thousands of different devices, products and types of equipment. While the models and types of devices, products and equipment may change from year to year, the demand for the types of connectors used in such products and offered by the Company does not fluctuate with the changes in the end product incorporating the connectors. In addition, since the Company’s standard connectors can be used in a number of different products and devices, the discontinuation of one product typically does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any single line of products or any market segment, the Company’s overall sales of connectors do not fluctuate materially when there are changes to any product line or market segment. Sales of the Company’s connector products are, however, dependent upon the overall economy, infrastructure build out by large telecommunications firms and on the Company’s ability to market its products.

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

The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of the end of fiscal 2016, the Company has two segments - the “RF Connector and Cable Assembly” segment and the “Custom Cabling Manufacturing and Assembly” segment. For the fiscal year ended October 31, 2016, the RF Connector and Cable Assembly segment was comprised of the Connector and Cable Assembly Division and of Aviel Electronics. Since Aviel Electronics was sold in December 2015, the Connector and Cable Assembly Division currently is the only division in this financial reporting segment. The Custom Cabling Manufacturing and Assembly segment is comprised of the Company’s three operating subsidiaries (Cables Unlimited, Comnet and Rel-Tech). Both Comnet Telecom and Rel-Tech are included in the Custom Cabling Manufacturing and Assembly segment in the fiscal years ended October 31, 2016 and 2015. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results are included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal year ended October 31, 2016 and 2015. Financial results for Rel-Tech have been included in the results of the Custom Cabling Manufacturing and Assembly segment beginning June 1, 2015.

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company’s various divisions consist of the following:

Connector and Cable Products

The Company’s Connector and Cable Assembly Division designs, manufactures and markets a broad range of coaxial connectors, coaxial adapters and coaxial cable assemblies for the numerous products with applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets. Various types of products/connectors are offered by the RF Connector Division including passive Distributed Antenna Systems (DAS) related items such as splitters, couplers and loads, Mini-DIN, 4.3/10, Compression Connectors, 2.4mm, 3.5mm, 7-16 DIN, BNC, MCX, MHV, Mini-UHF, MMCX, N, SMA, SMB, TNC, QMA and UHF. These connectors are offered in several configurations and cable attachment methods for customer applications. There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, Wi-MAX, LTE and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEM, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Connector Division markets over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

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

The Cable Assembly component of the Connector and Cable Assembly Division markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including low PIM, wireless and wireless local area networks, wide area networks, internet systems, PCS/cellular systems including 2.5G, 3G, 4G, Wi-MAX, LTE wireless infrastructure, DAS installations, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

Through its Oddcables.com website, the Company offers hundreds of audio cables, video cables, S-video cables, VGA cables, DVI cables, HDMI cables, RF coax adapters, coax cables, coax tools kits, computer cables, USB and firewire cables and other networking cables to retail customers.

Cables Unlimited Products

Cables Unlimited is an International Standards Organization (ISO) approved factory that manufactures custom cable assemblies. Cables Unlimited is also a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Products manufactured by Cables Unlimited include custom copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for telecommunications, computer, LAN, automotive and medical equipment companies. Cables Unlimited also provides cable installation services in the New York regional area. In April 2012, Cables Unlimited commercially released a cabling solution for wireless service providers engaged in upgrading their cell towers for 4G technologies. The custom hybrid cable, called OptiFlex, is significantly lighter and possesses greater flexibility than cables previously used for wireless service. Most of the products that Cables Unlimited develops and sells are built specifically for its customers’ needs.

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

Comnet Telecom Products

Comnet Telecom manufactures and distributes both standard and custom equipment and cabling products used by telecommunications carriers, co-location center operators and other telecommunication and data center companies in the U.S. Such products include fiber optics cable, copper cabling, custom patch cord assemblies, transceivers/converters, data center consoles and other data center equipment (such as server cabinets and network racks). The acquisition of Comnet Telecom expands the Company’s fiber optic cabling capabilities and the customer base to which the Company can sell its other cabling products. The opportunities are further enhanced to sell Comnet data center infrastructure and telecom products into our cable product customer base.

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

Foreign Sales

Net sales to foreign customers accounted for $1.0 million (or approximately 3%) of the Company’s net sales, and $1.2 million (or approximately 4%) of the Company’s sales, respectively, for the fiscal years ended October 31, 2016 and 2015. The majority of the export sales during these periods were to Canada, Mexico and Israel.

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

Manufacturing

The Connector and Cable Assembly Division contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the Connector and Cable Assembly Division during the fiscal year ended October 31, 2016 were assembled by the Cable Assembly side of the Connector and Cable Assembly Division at the Company’s approved ISO factory in California. The Connector and Cable Assembly Division procures its raw cable from manufacturers with ISO approved factories in the United States, China and Taiwan. The Company is dependent primarily on eleven manufacturers for its coaxial connectors, tools and other passive components and several plants for raw cable. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. There are certain risks associated with the Company’s dependence on third-party manufacturers for some of its products. See “Risk Factors” below. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

Cables Unlimited manufactures its custom cable assemblies, adapters and electromechanical wiring harnesses and other products in its Yaphank, New York manufacturing facility. Cables Unlimited is an ISO approved factory, as well as a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty. Cables Unlimited outsources the assembly of a portion of its proprietary OptiFlex cable to a third party manufacturer. The final assembly and termination of the OptiFlex cable is completed by Cables Unlimited at its Yaphank, New York facilities.

Comnet Telecom manufactures, assembles and tests its cabling products at its facilities in East Brunswick, New Jersey. Comnet Telecom is a Corning Cable Systems CAH Connections SM Gold Program approved fiber optic member and a Telcordia GR-326 approved manufacturer also authorized to produce fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty.

Rel-Tech Electronics manufactures its cable assemblies, electromechanical assemblies, wiring harnesses and other products in its Milford, Connecticut, ISO approved manufacturing facility.

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

Employees

As of October 31, 2016, the Company employed 189 full-time employees, of whom 60 were in accounting, administration, sales and management, 123 were in manufacturing, distribution and assembly, and 6 were engineers engaged in design, engineering and research and development. The employees were based at the Company’s offices in San Diego, California (64 employees), Yaphank, New York (33 employees), Milford, Connecticut (62 employees) and East Brunswick, New Jersey (30 employees). The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The Cables Unlimited Division employs six cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Research and Development

The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2016 and 2015, the Company recognized $747,000 and $775,000 in engineering expenses, respectively. Research and development costs are expensed as incurred.

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

Competition

The Company and industry analysts estimate worldwide sales of interconnect products of approximately $54 billion in 2016. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented, with no one competitor having over a 20% share of the total market. The Company and industry analysts estimate worldwide sales of cable assembly products of approximately $142 billion in 2015. In North America, there are an estimated 1,105 companies participating in the cable assembly business with approximately 23% of the companies serving the industrial market sector. Many of the competitors of the Connector and Cable Assembly Division have significantly greater financial resources and broader product lines. The Connector and Cable Assembly Division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

Cables Unlimited competes on the basis of product quality, custom design, service, delivery time and value-added support to its customers. Since Cables Unlimited and Comnet Telecom are Corning Cables System CAH Connections Gold Program members, along with 13 companies permitted to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. Cables Unlimited and Comnet Telecom believes that being part of a limited number of Corning Cables System CAH Connections Gold Program members provides a competitive advantage in certain fiber optic markets.

Cables Unlimited, Comnet Telecom and Rel-Tech Electronics compete with both smaller, local cable assembly houses as well as large, national manufacturers and distributors of telecommunications equipment and products.

Government Regulations

The Company’s products are designed to meet all known existing or proposed governmental regulations. Management believes that the Company currently meets existing standards for approvals by government regulatory agencies for its principal products.

The Company’s products are Restriction on Hazardous Substances (“RoHS”) compliant.

ITEM 1A.	RISK FACTORS

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

The Company Is Heavily Dependent Upon Wireless And Broadband Communications Providers.

The revenues and profitability of both the RF Connector and Cable Assembly division and the Cables Unlimited division are, to a large extent, dependent upon the wireless and broadband communications industries. Accordingly, revenues and profits at these two divisions increased a few years ago as the wireless and broadband markets increased. However, the revenues and profitability of the RF Connector and Cable Assembly division and the Cables Unlimited division have decreased during the past two years as these markets have experienced an industry-wide slowdown in growth. The operations RF Connector and Cable Assembly division and the Cables Unlimited division are expected in the future to continue to be heavily dependent upon the wireless and broadband industries. The Company acquired Comnet Telecom in January 2015 and Rel-Tech Electronics in June 2015 in part to reduce the Company’s dependence on these two divisions and to provide other communications products that are not as dependent upon the wireless and broadband markets. However, because the RF Connector and Cable Assembly division and the Cables Unlimited division represent a large portion of the Company’s revenues and profits, an adverse change in the operations of these two segments could materially adversely affect the Company’s business, operating results and financial condition.

The Company Depends On Third-Party Contract Manufacturers For A Majority Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company’s Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

Substantially all of the Company’s RF Connector and Cable Division’s connector products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF Connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and China, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

As part of its plan to operate businesses that are profitable and that reflect the changing market, the Company from time to time sells unprofitable divisions and purchases new businesses. During the past few years, the Company has sold its Aviel, RadioMobile and RF Neulink divisions, and has shutdown its Bioconnect division. The Company has also purchased the Cables Unlimited, Comnet Telecom, and Rel-Tech subsidiaries. While the Company believes that restructuring its operations to address changes in its principal markets will benefit the Company in the longer term, these dispositions and acquisitions have in the short term caused the Company to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of its new subsidiaries, upgrading its information systems, and the cost of managing various divisions in separate locations and states. The Company may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional businesses, including:

•	diversion of management’s attention;

•	the effect on the Company’s financial statements of the amortization of acquired intangible assets;

•	the cost associated with acquisitions and the integration of acquired operations;

•	the Company may not be able to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

•	If goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings. For the fiscal year ended October 31, 2016, the Company recorded a $2.6 million impairment charge to goodwill and $150,000 impairment charge to its trademark related to our Cables Unlimited division.

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

An impairment in the carrying value of goodwill, tradenames and other long-lived assets could negatively affect the Company’s consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of fair value based on the estimated present value of future discounted cash flows. The Company could be required to evaluate the recoverability of goodwill or tradenames prior to the annual assessment upon unexpected significant declines in operating results, the divestiture of a significant component of the Company’s business or other factors.

In the fourth quarter of the fiscal year ended October 31, 2016, the Company recognized $2.6 million and $150,000 of impairment charges on goodwill and tradename, respectively, related to its Cables Unlimited, Inc. subsidiary. As of October 31, 2016, after the foregoing impairment charge related to Cables Unlimited, Inc., the Company had total consolidated goodwill of approximately $3,219,000 related to its prior acquisitions of the Comnet and Rel-Tech subsidiaries and the CompPro product line as well as $382,000 remaining on Cables Unlimited’s books. The Company has determined as of October 31, 2016 that the goodwill of these subsidiaries and the product line have not been impaired. However, no assurance can be given that events or circumstances will not change regarding the carrying value of goodwill of the Comnet and Rel-Tech subsidiaries or the CompPro product line. Should the Company in the future determine that the carrying value of the goodwill associated with some or all of these assets no longer is recoverable, the Company will have to record additional impairment losses. In the event that the Company does have to record material impairment charges on either of the Comnet and Rel-Tech subsidiaries or the CompPro product line as well as Cables Unlimited, such future charges could materially reduce future earnings, which would negatively affect the Company’s stock price.

If The Manufacturers Of The Company’s Coaxial Connectors Or Other Products Discontinue The Manufacturing Processes Needed To Meet The Company’s Demands Or Fail To Upgrade Their Technologies, The Company May Face Production Delays.

The Company’s coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, the Company is subject to the risk that a third-party manufacturer will cease production of some of the Company’s products or fail to continue to advance the process design technologies on which the manufacturing of the Company’s products are based. Each of these events could increase the Company’s costs, harm its ability to deliver products on time, or develop new products.

While The Company Has In The Past Paid Dividends, No Assurance Can Be Given That The Company Will Declare Or Pay Cash Dividends In The Future.

During fiscal 2016, the Company made four dividends distributions to its shareholders (for a total of $0.13 per share). Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. If the Company does not pay a cash dividend, the Company’s stockholders will not realize a return on their investment in the Common Stock except to the extent of any appreciation in the value of the Common Stock.

The Company’s Dependence Upon Independent Distributors To Sell And Market The Company’s Products Exposes The Company To The Risk That Such Distributors May Decrease Their Sales Of The Company’s Products Or Terminate Their Relationship With The Company.

The Company’s sales efforts are primarily affected through independent distributors. Sales through independent distributors accounted for approximately 28% of the net sales of the Company for the fiscal year ended October 31, 2016. Although the Company has entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company’s distributors are not within the control of the Company, are not obligated to purchase products from the Company, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company’s products by its distributors would lead to reduced sales and could materially adversely affect the Company’s financial condition, results of operations and business. Selling through indirect channels such as distributors may limit the Company’s contact with its ultimate customers and the Company’s ability to assure customer satisfaction.

A Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

One customer accounted for approximately 15% and 18% of the Company’s net sales for the fiscal years ended October 31, 2016 and 2015, respectively. Although this customer has been an on-going major customer of the Company for at least the past 10 years and the Company has entered into a written distributor agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying the Company’s products at any time. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

Difficult Conditions In The Global Economy May Adversely Affected the Company’s Business And Results Of Operations.

A prolonged economic downturn, both in the U.S. and worldwide, could lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect the Company’s results of operations, financial condition and cash flows. Slowing economic activity, particularly in the telecommunication and data communication and wireless communications industries that represent the Company’s largest target market, may adversely impact the demand for the Company’s products. If the current economic condition in the U.S. deteriorates, the Company’s results could be adversely affected as demand for wireless products lessens. There could also be a number of other adverse follow-on effects on the Company’s business from a deterioration of economic conditions or from a credit crisis, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 3% and 4% of the net sales of the Company during the years ended October 31, 2016 and 2015, respectively. International revenues are subject to a number of risks, including:

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

Changes Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success is dependent to a significant extent on the service of the Company’s senior executives. In October 2016, the services of the President and Chief Executive Officer were terminated, and Howard Hill, the Company’s former President and Chief Executive Officer returned to serve as the Company’s interim President and Chief Executive Officer. Mr. Hill will serve the President and Chief Executive Officer until a new principal executive officer is hired. Since Mr. Hill was a founder of the Company and since he has served as the Company’s principal executive officer for most of the Company’s existence, Mr. Hill is familiar with the Company’s operations. Nevertheless, the recent separation from the prior President and Chief Executive Officer, the return of Mr. Hill, and the possible appointment of a new President and Chief Executive Officer, will result in uncertainty, changes in management styles, and a loss of continuity, all of which may adversely affect the Company’s operations. In addition, the Company’s operations are dependent upon the continues services of Mark Turfler, its Chief Financial Officer, as well as the presidents of the Company’s three subsidiaries. The loss of the services of Messrs. Turfler or one or more of the presidents of Cables Unlimited, Comnet or Rel-Tech, could materially adversely affect the Company’s business, operating results, and financial condition.

The Company Has Few Patent Rights In The Technology Employed In Its Products, Which May Limit the Company’s Ability To Compete.

Although the Company recently acquired the CompPro proprietary product line and its related patent rights, the Company does not hold any other United States or foreign patents, and does not have any patents pending. The Company does not seek to protect its rights in the technology that it develops or that the Company’s third-party contract manufacturers develop by means of the patent laws, although it does protect some aspects of its proprietary products and technologies by means of copyright and trade secret laws. Accordingly, competitors can and do sell many of the same products as the Company, and the Company cannot prevent or restrict such competition.

Volatility of Trading Prices Of The Company’s Stock Could Result In A Loss On An Investment In The Company’s Stock.

The market price of the Company’s common stock has varied greatly, and the trading volume of the Company’s common stock has fluctuated greatly as well. These fluctuations often occur independently of the Company’s performance or any announcements by the Company. Factors that may result in such fluctuations include:

•	any shortfall in revenues or net income from revenues or net income expected by securities analysts, or a net loss in the Company’s quarterly or annual operations;

•	fluctuations in the Company’s financial results or the results of other connector and communications-related companies, including those of the Company’s direct competitors;

•	changes in analysts’ estimates of the Company’s financial performance, the financial performance of the Company’s competitors, or the financial performance of connector and communications-related public companies in general;

•	general conditions in the connector and communications industries;

•	changes in the Company’s revenue growth rates or the growth rates of the Company’s competitors;

•	sales of large blocks of the Company’s common stock; and

•	conditions in the financial markets in general.

In addition, the stock market may, from time to time, experience extreme price and volume fluctuations, which may be unrelated to the operating performance of any specific company. Accordingly, the market prices of the Company’s common stock may be expected to experience significant fluctuations in the future.

Failure to maintain an effective system of internal control over financial reporting or to remediate weaknesses could materially harm the Company’s revenues and trading price of the common stock. If the Company cannot accurately report financial results, shareholder confidence is eroded in the Company's ability to pursue business and report its financial results/condition, which will negatively affect the trading price of the Company’s common stock.

Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. In connection with the Company’s 2016 fiscal year-end procedures, management determined that the Company did not have adequately designed internal controls to ensure the timely review of its accounting for certain complex estimates. Specifically, these weaknesses related to the year-end impairment analysis of goodwill and intangible assets at Cables Unlimited. Based on this determination, management concluded that its internal controls over financial reporting were ineffective as of October 31, 2016. The Company intends to take measures to remediate the foregoing weakness. However, even if the identified weakness is remediated, matters impacting the Company's internal controls may cause it to be unable to report its future financial data on a timely basis, or may cause it to restate previously issued financial data. These events could subject the Company to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company's financial statements is also likely to suffer if the Company or its independent registered public accounting firm report a material weakness in the Company's internal control over financial reporting. As with any material weakness, if remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements.

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

The Company currently leases its corporate headquarters and RF connector and cable assembly manufacturing facilities at 7610 Miramar Road, San Diego, California. At that location, the Company leases three buildings, consisting of approximately 19,600 square feet in the aggregate, that house the Company’s corporate administration, sales and marketing, and engineering departments. The buildings also are used for production and warehousing by the Company’s Connector and Cable Assembly division. The lease for this facility was scheduled to expire on March 31, 2017. However, on January 26, 2017, the Company and its landlord entered into an amendment to the existing lease, the terms of which become effective on April 1, 2017. Under the amendment, (i) the term of the lease was extended until July 31, 2022, (ii) the Company is required to pay monthly base rent of $22,721 (which amount shall increase annually by 3% on each anniversary of the amendment), and (iii) the Company was granted an option to renew the lease for one five year period at the then fair market rental rate (which in no event will be less than 103% of the then current base rent).

(i)

The Cables Unlimited Division leases an approximately 12,000 square foot facility located at 3 Old Dock Road, Yaphank, New York. The lease for this space expires June 30, 2017. However, Cables Unlimited has a one-time option to extend the term of the lease for an additional five (5) year term. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited.

(ii)	The Comnet Telecom Division leases an approximately 15,000 square feet in two suites located at 1 Kimberly Road, East Brunswick, New Jersey. The lease for these facilities expires in September 2017.

(iii)	The Rel-Tech Electronics Division leases an approximately 14,000 square feet facility located at 215 Pepe Farm Road #B-D, Milford, Connecticut. The lease for this facility expires in May 2017.

The aggregate monthly rental for all of the Company’s facilities currently is approximately $52,000 per month, plus utilities, maintenance and insurance.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed and trades on the NASDAQ Global Market under the symbol “RFIL.”

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of the two most recent years.

Quarter	High	Low

Fiscal 2016

November 1, 2015 - January 31, 2016	$4.55	$3.90
February 1, 2016 - April 30, 2016	4.35	2.09
May 1, 2016 - July 31, 2016	2.54	1.99
August 1, 2016 - October 31, 2016	2.45	1.70

Fiscal 2015

November 1, 2014 - January 31, 2015	$4.85	$4.03
February 1, 2015 - April 30, 2015	4.49	4.00
May 1, 2015 - July 31, 2015	4.46	3.89
August 1, 2015 - October 31, 2015	4.61	3.95

Stockholders As of October 31, 2016, there were 196 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends The Company paid dividends of $0.02, $0.02, $0.02 and $0.07 per share during the three months ended October 31, 2016, July 31, 2016, April 30, 2016 and January 31, 2016, respectively, for a total of $1.1 million. The Company paid a total of $2.4 million of dividends during the fiscal year ended October 31, 2015 in four quarterly dividend payments of $0.07 per share. Dividends are declared and paid from time to time at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Repurchase of Securities The Company did not repurchase any securities during the fiscal year October 31, 2016, and the previously announced repurchase program was terminated in September 2016.

Recent Sales of Unregistered Securities There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2016 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	857,851	$4.59	800,411
Equity Compensation Plans Not Approved by Stockholders (2)	150,000	$1.09	-
Total	1,007,851	$4.07	800,411

(1)	Consists of options granted under the R.F. Industries, Ltd. (i) 2010 Stock Option Plan and (ii) 2000 Stock Option Plan. The 2000 Stock Option Plan has expired, and no additional options can be granted under this plan. Accordingly, all 800,411 shares remaining available for issuance represent shares under the 2010 Stock Option Plan.

(2)	Consists of options granted to five officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented approximately one-third of our current assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings. In June 2015, the Company acquired Rel-Tech Electronics, Inc. (“Rel-Tech”), a company that, from the date of its purchase by the Company through the second fiscal quarter of 2016, valued inventories using specific identification (last purchase price) on a FIFO basis. As of July 31, 2016, Rel-Tech values its inventories cost using the weighted average cost of accounting.

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

We test our goodwill and trademarks and indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances requires significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

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

Earn-out Liability

The purchase agreements for the Comnet and Rel-Tech acquisitions provides for earn-out payments of up to $1,360,000 and $800,000, respectively. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-outs were and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. The Comnet and Rel-Tech acquisitions are more fully described in Note 2 of the consolidated financial statements included with this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW

During the periods covered by this Annual Report, the Company marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses, fiber optic cable products, and data center products to numerous industries for use in thousands of products. The range of products that the Company sold and the services that the Company provided has changed substantially in the periods covered by the attached financial statements. During the past few years, the Company sold its: (i) RF Neulink RF division (a manufacturer of data links and wireless modems), (ii) the RadioMobile division (a provider of end-to-end mobile management solutions for governmental agencies), and (iii) Aviel Electronics division (a provider of custom RF connectors primarily for aerospace and military customers). In addition, during March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. RF Industries also purchased Comnet Telecom (a provider of fiber optic and other cabling technologies, custom patch cord assemblies, and other data center products) effective November 2014 and Rel-Tech (a provider of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers) in June 2015. The acquisitions of Comnet and Rel-Tech have diversified the Company’s product line and customer base, and have increased the Company’s presence on the East Coast. As well, the Comnet and Rel-Tech divisions have significantly contributed to the Company’s revenues and profitability since their acquisitions. During 2015, the Company also purchased a new patented connector product line and technology (the CompPro line).

The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has two segments - the “RF Connector and Cable Assembly” segment and the “Custom Cabling Manufacturing and Assembly” segment-based upon this evaluation.

During the fiscal year ended October 31, 2016, the RF Connector and Cable Assembly segment was comprised of two divisions and, upon the sale of Aviel Electronics during December 2015, only one division thereafter, while the Custom Cabling Manufacturing and Assembly segment was comprised of three divisions. The four divisions that met the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet and Rel-Tech. Each of the other divisions aggregated into these segments had similar products that were marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there was some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated. RF Industries purchased Comnet Telecom in January 2015 and Rel-Tech in June 2015. Both Comnet Telecom and Rel-Tech are included in the Custom Cabling Manufacturing and Assembly segment in the fiscal years ended October 31, 2016 and 2015. Since the acquisition of Comnet Telecom was effective for financial accounting purposes as of November 1, 2014, Comnet Telecom’s financial results are included in the results of the Custom Cabling Manufacturing and Assembly segment for the entire fiscal years ended October 31, 2016 and 2015. Financial results for Rel-Tech have been included in the results of the Custom Cabling Manufacturing and Assembly segment beginning June 1, 2015.

For the year ended October 31, 2016, most of the Company’s revenues were generated from the sale of RF connector products and connector cable assemblies (the Connector and Cable Assembly division accounted for approximately 31% of the Company’s total sales for the fiscal year ended October 31, 2016), and from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, transceivers/converters and other data center equipment by Comnet (which accounted for approximately 30% of the Company’s total sales for the fiscal year ended October 31, 2016).

For the year ended October 31, 2016, the Company recognized $57,000 of pretax royalty income from the sale of the former RF Neulink and RadioMobile divisions as well as $148,000 of pretax loss from the shutdown of the Bioconnect division, all of which amounts have been included within discontinued operations.

The Company experienced an annual net loss in the fiscal year ended October 31, 2016 of $4.1 million. The primary factor contributing to this net loss was a $2.8 million non-cash charge related to the impairment of the goodwill and tradename of the Company’s Cables Unlimited subsidiary. However, other factors also contributed to the net loss, such as $256,000 of professional fees and expenses in connection with the business combination transaction that the Company considered, and then abandoned, in fiscal 2016, $171,000 of expenses incurred in connection with the implementation of a new enterprise resource planning (ERP) system that now integrates all of the Company’s operations on the East Coast and in California, and the legal, accounting and other expenses related to the disposition of the Aviel division and the closure of the Bioconnect division.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2016 and 2015 (in thousands, except percentages):

	2016		2015
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$5,258	20.4%	$7,595	23.5%
Current assets	16,793	65.0%	19,657	60.9%
Current liabilities	3,908	15.1%	4,361	13.5%
Working capital	12,885	49.9%	15,296	47.4%
Property and equipment, net	828	3.2%	921	2.9%
Total assets	25,837	100.0%	32,252	100.0%
Stockholders’ equity	21,392	82.8%	26,371	81.8%

 Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months subsequent to October 31, 2016. Management believes that its existing assets and the cash it expects to generate from operations will be sufficient during the current fiscal year based on the following:

•	As of October 31, 2016, the Company had cash and cash equivalents equal to $5.3 million.

•	As of October 31, 2016, the Company had $16.8 million in current assets and $3.9 million in current liabilities.

•	As of October 31, 2016, the Company had no outstanding indebtedness for borrowed funds.

As of October 31, 2016, the Company had a total of $5.3 million of cash and cash equivalents compared to a total of $7.6 million of cash and cash equivalents as of October 31, 2015. As of October 31, 2016, the Company had working capital of $12.9 million and a current ratio of approximately 4.3:1.

The Company used $1.3 million cash from operating activities during the year ended October 31, 2016. The cash flow deficit from operating activities was due to the net loss in fiscal 2016. However, the net loss significantly exceeded the net cash used in operating activities because of non-cash charges such as a $2.8 million impairment charge to the goodwill and tradename of Cables Unlimited, $1.0 million of depreciation and amortization expenses related to the acquisitions of Comnet, Rel-Tech and CompPro, and a $168,000 write-down in the value of inventory. However, these non-cash charges were offset by certain cash expenditures, such as the $895,000 paid, in the aggregate, to the owners/officers of Comnet and Rel-Tech as earn-out purchase price payments and incentive bonuses and the over $256,000 of professional fees and expenses in connection with a business combination transaction that the Company considered, but abandoned, in fiscal 2016. The earn-outs and incentive payments related to Comnet ended in January 2017 and, accordingly, will not materially affect the Company’s fiscal 2017 cash from operations. Furthermore, in fiscal 2016 the Company incurred over $750,000 in salaries, travel expenses, office rent and certain other expenses that it does not anticipate will be incurred in fiscal 2017 as a result of recent personnel and other changes that the Company implemented.

During the year ended October 31, 2016, the Company generated $26,000 from investing activities, primarily $321,000 of cash received from the sale of Aviel’s inventories and fixed assets, and the repayment of a $67,000 note by the Company’s retiring former CEO and founder. The funds generated from investment activities were partially offset by $384,000 of capital expenditures, which included $171,000 of payments toward the implementation of the Company’s new enterprise resource planning (ERP) system.

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

In April 2014, the Company announced that it may repurchase up to 500,000 shares of the Company’s common stock in open market transactions. No shares were repurchased during the year ended October 31, 2016, and the repurchase program was terminated in September 2016.

During the year ended October 31, 2016, the Company paid a total of $1.1 million of dividends to its stockholders. In order to improve the Company’s ability to acquire other companies or product lines in the future and to maintain a sufficient level of liquidity, for the fiscal quarter ended April 30, 2016 the Company reduced its quarterly dividend from $0.07 per share to $0.02 per share.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2016 and 2015 (in thousands, except percentages).

	2016		2015
		% of Net		% of Net
	Amount	Sales	Amount	Sales

Net sales	$30,241	100%	$30,908	100%
Cost of sales	21,778	72%	20,446	66%
Gross profit	8,463	28%	10,462	34%
Engineering expenses	747	2%	775	3%
Goodwill and other intangible asset impairment	2,844	9%	-	0%
Selling and general expenses	9,560	32%	8,888	29%
Operating income (loss)	(4,688)	-15%	799	3%
Other income	5	0%	35	0%
Income (loss) from continuing operations before provision for income taxes	(4,683)	-15%	834	3%
Provision (benefit) for income taxes	(652)	-2%	140	0%
Income (loss) from continuing operations	(4,031)	-13%	694	2%
Income (loss) from discontinued operations, net of tax	(58)	0%	300	1%
Consolidated net income (loss)	(4,089)	-13%	994	3%

Net sales of $30.2 million for the year ended October 31, 2016 (the “fiscal 2016 year”) decreased $700,000 or 2% when compared to net sales of $30.9 million for the year ended October 31, 2015 (the “fiscal 2015 year”) despite the additional net sales of generated from the Company’s newly acquired Rel-Tech Electronics division. Rel-Tech, which was acquired in June 2015, contributed $6.8 million of net sales during the fiscal 2016 year, compared to only $3.1 million of net sales for the fiscal 2015 year. Excluding the net sales that were generated by newly acquired Rel-Tech, the aggregate net sales of the Company’s other divisions decreased by $4.4 million or 16% during fiscal 2016 compared to fiscal 2015. The Company’s “Custom Cabling Manufacturing and Assembly” segment generated $20.9 million of net sales for the fiscal 2016 and was the Company’s largest operating segment. While net sales in the Custom Cabling Manufacturing and Assembly segment increased due to the acquisition of Rel-Tech, net sales at Comnet decreased $1.2 million or 12% for the fiscal 2016 compared to the fiscal 2015, while net sales at Cables Unlimited decreased $832,000 or 14% for the same period. The decrease in net sales at Comnet was due to the softening of demand for its telecommunications and data products, while the decline at Cables Unlimited was due to a continuing decline in the sale of Cables Unlimited’s fiber optic products. For the fiscal 2016 year, the RF Connector and Cable Assembly segment had net sales of $9.4 million, a decline of $2.4 million or 20% from net sales of $11.7 million for the fiscal 2015 year. The Company believes that the decrease in net sales at the RF Connector and Cable Assembly segment is attributable to a continuing industry-wide softening of demand for RF cable and connector products. In addition, in December 2015, the Company sold the assets of the Aviel division, which further decreased net sales in the RF Connector and Cable Assembly segment (in the fiscal 2015 year, Aviel generated $884,000 of net sales).

The Company’s gross profit as a percentage of sales in the fiscal 2016 year decreased by 6% to 28% compared to 34% in the fiscal 2015 year. The decrease in gross margins is primarily due to the decline in 1) higher margin connector sales at the Company’s RF Connector and Cable Assembly division and higher margin Optiflex sales at Cables Unlimited, 2) certain fixed manufacturing costs at the Company’s RF Connector and Cable Assembly and Cables Unlimited divisions spread over a lower revenue base, and 3) increased inventory reserves for specific product lines at the Company’s RF Connector and Cable Assembly and Cables Unlimited divisions. Historically, before the acquisitions of Comnet and Rel-Tech, the RF Connector and Cable Assembly segment operated with gross margins above 45%. However, Comnet and Rel-Tech’s gross margins historically have been lower than those of the RF Connector and Cable Assembly segment and the Company in general. Since sales at the RF Connector and Cable Assembly segment have been decreasing and the Custom Cabling Manufacturing and Assembly segment now generates a majority of the Company’s net sales, the Company’s aggregate gross margins have decreased and are expected to remain below historical rates in the future.

Engineering expenses decreased $28,000 or 4% for the fiscal 2016 year to $747,000 compared to $775,000 for the fiscal 2015 year due to decreased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $700,000, or 8%, during the fiscal 2016 year to $9.6 million from $8.9 million in the prior period. The increase in selling and general expenses was primarily due to additional one-time expenses of approximately $256,000 for professional fees and other costs incurred in an abandoned business combination transaction. In addition, selling and general expenses for the fiscal 2016 year increased due to a $100,000 bonus the Company paid to its former CEO and founder upon his retirement from the Company after over 35 years of service, and $85,000 of severance and legal costs related to the termination of the Company’s CEO in October 2016. The increase in selling and general expenses was also attributable to additional on-going expenses of $379,000 incurred by the Company’s newly acquired Rel-Tech subsidiary, which subsidiary was owned by the Company for two months during the fiscal year 2015, compared to a full twelve months during fiscal 2016 year. Excluding selling and general expenses attributable to the abandoned business combination transaction, the retirement bonus, severance and legal costs, and the addition of Rel-Tech, selling and general expenses for the fiscal year 2016 decreased $148,000 or 2% as compared to the comparable prior year period. In addition, to reduce the Company’s selling and general expenses in fiscal 2017, the Company has recently implemented other cost cutting measures (and its interim President and Chief Executive Officer has agreed to serve for no salary).

In connection with the fiscal year ended October 31, 2016, the Company quantitatively evaluated the goodwill and intangibles of Cables Unlimited and determined that the carrying value of Cables Unlimited on the Company’s financial statements exceeded its fair market value.  As a result, an impairment to Cables Unlimited's goodwill and tradename was determined and the Company recorded a non-cash impairment charge to goodwill and tradename of $2.6 million and $150,000, respectively, for the 2016 fiscal year.

The provision (benefit) for income taxes from continuing operations was $(652,000) or 14% and $140,000 or 17% of income (loss) before income taxes for fiscal 2016 and 2015, respectively. The difference in the effective tax rates in each fiscal year is  primarily attributable to the recognition of state tax benefits from the reapportionment of state income, R&D Credits, changes in earn-outs, goodwill impairment and other items. Deductions related to the exercise and disposition of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on the Company’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and disposition of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not the provision (benefit) for income taxes.  For the fiscal year 2016 and 2015, the Company incurred approximately $154,000 and $83,000, respectively, of windfalls from the exercise and disposition of equity-based incentive awards, of which $154,000 and $83,000 was recorded against its additional paid-in capital.

The Company had a loss of $58,000 from discontinued operations, net of tax, during the fiscal 2016 year, compared to $300,000 of income in the fiscal 2015 year. During March 2016, the Company announced the shutdown of its Bioconnect division. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the fiscal 2016 and 2015 years, the Company recognized pretax losses of $90,000 and pretax income of $419,000, respectively, from the Bioconnect division. Included in the loss for the fiscal 2016 year, the Company recognized a $148,000 pretax write-down on Bioconnect division’s inventory. During the fiscal year ended October 31, 2013, the Company sold its RadioMobile and RF Neulink divisions and, accordingly, the results of these divisions are also included in discontinued operations for all periods presented. The Company recognized royalty income of $57,000 and $93,000, respectively, from RadioMobile and RF Neulink for the fiscal 2016 and 2015 years.

For the fiscal 2016 year, the Company incurred an operating loss of $4.7 million and a net loss of $4.1 million compared to income from operations of $799,000 and net income of $994,000 for the fiscal 2015 year. The losses in the fiscal 2016 year are attributable primarily to an impairment charge of $2.8 million, a reduction in the Company’s gross margins and to increased selling and general expenses. In part to address these losses, the Company has recently disposed of, or terminated, two underperforming divisions and is taking steps to reduce its expenses including the recent termination of certain officers and other personnel. The compensation and related expense savings from these personnel reductions is expected to be in excess of $750,000 in fiscal 2017.

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

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2016 and 2015

•	Consolidated Statements of Operations for the years ended October 31, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended October 31, 2016 and 2015

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our then Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2016 due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, the Company’s management has concluded that the system of internal controls over financial reporting were not effective as of October 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.  Based on its assessment of the Company’s internal control over financial reporting, management has determined that a material weakness in its internal control over financial reporting existed as of October 31, 2016.  Specifically, the material weakness was noted in connection with the untimely review of the impairment analysis for goodwill prepared by third party subject matter experts. Management determined that the Company did not have adequate design or operation of internal controls to ensure the timely review of its accounting for certain complex estimates.  The material weakness resulted in an adjustment to goodwill and intangible assets, which was corrected by management prior to the issuance of the Company’s consolidated financial statement included in this Annual Report.

The Company is committed to maintaining a strong internal control environment. To address and remediate the material weakness in internal control over financial reporting described above, the Company intends to implement additional procedures to more timely review complex accounting estimates that are provided by third-party subject matter experts.

The material weakness cannot be considered to be completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than as described above, there were no change in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2016. Other than Howard Hill, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Joseph Benoit	62	2013
Marvin H. Fink	80	2001
Howard F. Hill	76	1979
William Reynolds	81	2005

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

Howard F. Hill, a founder of the Company in 1979, served as this Company’s Chief Executive Officer until January 22, 2015. Effective January 22, 2015, Mr. Hill stepped down as the Chief Executive Officer and agreed to serve as this Company’s Chief Operating Officer. Mr. Hill was on a one-year medical leave of absence from April 6, 2015 until his resignation as an officer and employee in April 2016. On October 31, 2016, Mr. Hill assumed the position of interim President and Chief Executive Officer of the Company. Mr. Hill agreed to serve as the interim President and Chief Executive Officer of the Company until a new President and Chief Executive Officer is hired. From January 18, 2013 until June 7, 2013, Mr. Hill also served as the Company’s interim Chief Financial Officer. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 60 years.

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

The Company believes that Messrs. Benoit, Fink, Hill and Reynolds have the following qualifications as members of the Board of Directors:

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

Howard Hill: Mr. Hill is a founder of the Company and has over 60 years of experience in the electronics industry.

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

Management

Howard F. Hill, is the interim President and Chief Executive Officer of the Company. A description of Mr. Hill’s biography is set forth above under the description of the Company’s directors.

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

Board of Director Meetings

During the fiscal year ended October 31, 2016, the Board of Directors held twelve meetings. During the fiscal year ended October 31, 2016, each Board of Directors members attended at least 75% of the meetings of the meetings of the committees on which he served.

Board Committees

During fiscal 2016, the Board of Directors maintained three committees, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. The Audit Committee currently is composed of Mr. Reynolds (Chairman), Mr. Fink and Mr. Benoit. Each of these individuals is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters. Mr. Reynolds currently serves as the “audit committee financial expert” of the Audit Committee. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee. The Audit Committee met four times during fiscal 2016. The Audit Committee operates under a formal charter that governs its duties and conduct, which charter is posted on the Company’s website.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, and Benoit (Chairman) each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and authorizing remuneration arrangements for senior management. The Compensation Committee held four formal meeting during fiscal 2016, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Fink (Chairman), Benoit, and Reynolds each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held two formal meetings during fiscal 2016, which were attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2016, all Section 16(a) reports were timely filed, except that Howard Hill was late in filing one Form 4 (was filed within one calendar day after the due date).

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company’s: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on October 31, 2016 and who earned over $100,000 during the fiscal year ended October 31, 2016, and (iii) for any officer who earned over $100,000 during the October 31, 2016 fiscal year but was no longer employed with the Company on October 31, 2015 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2016.

From January 22, 2015 until October 28, 2016, Johnny Walker was the Company’s President and Chief Executive Officer. On October 31, 2016, Howard Hill assumed the position of interim President and Chief Executive Officer of the Company. Mr. Hill agreed to serve as the interim President and Chief Executive Officer of the Company until a new President and Chief Executive Officer is hired. Because both Mr. Walker and Mr. Hill held the offices of President and Chief Executive Officer of the Company during fiscal 2016, both of these officers are listed below as Named Executive Officers. However, Mr. Hill was not compensated in fiscal 2016 for his service in fiscal 2016 (and he agreed to serve as the interim President and Chief Executive Officer without any compensation until his replacement is hired).

Darren Clark was included in the Company’s compensation disclosures as an executive officer of the Company for the fiscal years ended October 31, 2015 and 2014 because he was the President of Cables Unlimited, Inc. Since Cables Unlimited had been the Company’s largest subsidiary, and at times the largest profit center, of the Company for several years, Mr. Clark provided a policy making function over a material portion of the Company’s business. However, in fiscal 2015, the Company purchased Comnet Telecom Supply, Inc. and Rel-Tech Electronics, Inc. The operations and businesses of both Comnet and Rel-Tech overlap with the business of Cables Unlimited, and their operations are larger and more profitable than the operations of Cables Unlimited. As a result of the dilution of Mr. Clark’s duties to the Company, commencing with the beginning of fiscal 2016, the Company no longer considered Mr. Clark to be an executive officer (as such term is defined under the rules of the Exchange Act) of the Company. The Company currently considers each of the presidents of Cables Unlimited, Comnet and Rel-Tech to be the principal operating officer of his respective subsidiary, but not an executive officer of the Company. Accordingly, Mr. Clark is no longer included as a Named Executive Officer in the following compensation disclosures.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Interim President and Chief Executive Officer	2016	-	100,000	(1)	-	8,750	-	-	76,015	(2)	184,765
and Director(1)	2015	114,000	12,000		-	4,020	-	-	22,230	(2)	152,250

Johnny Walker	2016	202,000	-		-	-	-	-	90,191	(4)	292,191
President and Chief Executive Officer (3)	2015	250,000	25,000		-	-	-	-	19,231	(4)	294,231

Mark Turfler,	2016	170,000	10,000		-	-	-	-	26,837	(5)	206,837
Chief Financial Officer	2015	166,000	17,500		-	19,094	-	-	27,297	(5)	229,891

(1)           In fiscal 2015, Howard F. Hill, then the Company’s Chief Operating Officer until April 2015. Mr. Hill thereafter took a medical leave of absence. On April 7, 2016, Mr. Hill retired as an employee of the Company. In gratitude for his services to the Company for over 35 years, the Company’s Board of Directors paid Mr. Hill $100,000 concurrently with his retirement. On October 31, 2016, Mr. Hill assumed the position of interim President and Chief Executive Officer of the Company.

(2)           Mr. Hill’s “Other Compensation” consisted of $76,015 and $11,538 of accrued vacation in fiscal 2016 and 2015, respectively, and $0 and $10,692 for vehicle and apartment rental costs in fiscal 2016 and 2015, respectively. Because Mr. Hill does not live in San Diego, the Company had maintained an apartment in San Diego for Mr. Hill until his medical leave of absence began in April 2015. The compensation attributable to the use of a Company vehicle represents the value of his personal use of a Company vehicle.

(3)           Mr. Walker joined the Company as President as of October 6, 2014 at an annual salary of $250,000. On October 24, 2016, the Company and Mr. Walker entered into a Separation and Release of Claims Agreement pursuant to which Mr. Walker’s employment with the Company was terminated effective October 28, 2016. Under the Separation Agreement, the Company agreed to pay Mr. Walker (i) $41,666 on November 1, 2016, which amount is equal to the salary that Mr. Walker would have been paid under his employment agreement through its expiration date on December 31, 2016, and (ii) a severance payment of $29,833 on January 15, 2017.

(4)           Mr. Walker’s other compensation consisted of $18,692 and $19,231 of accrued vacation in fiscal 2016 and 2015, respectively, and $71,499 severance in fiscal 2016.

(5)           Mr. Turfler’s other compensation consisted of $15,383 and $13,077 of accrued vacation in fiscal 2016 and 2015, respectively, and $11,454 and $14,220 for vehicle costs.

(6)           The amounts in this column represent the aggregate fair value of the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 10, “Stock options,” to the Consolidated Financial Statements.

2016 Option Grants

In fiscal 2016, the Company granted options to purchase 33,744 shares of common stock to Howard Hill.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2016 by each of our Named Executive Officers were issued under our 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2016:

Outstanding Equity Awards As Of October 31, 2016

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	2,666		1,334	(1)	5.88	04/11/19
Howard Hill	2,666		1,334	(2)	4.41	11/19/19
Howard Hill	8,733		-		4.07	04/05/20
Howard Hill	33,744		-		2.30	04/07/21
Mark Turfler	30,000		70,000	(3)	5.88	04/11/24
Mark Turfler	12,667		6,333	(4)	4.41	11/19/19

(1)	Vests annually in three installments following grant on April 11, 2014.
(2)	Vests annually in three installments following grant on April 11, 2014.
(3)	Vests as to 10,000 shares annually following grant on October 6, 2014.
(4)	Vests as to 10,000 shares annually following grant on October 6, 2014.

During the fiscal year ended October 31, 2016, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements-Change of Control Payments

On October 31, 2016, Howard Hill assumed the position of interim President and Chief Executive Officer of the Company. Mr. Hill agreed to serve as the interim President and Chief Executive Officer of the Company until a new President and Chief Executive Officer is hired, and further agreed to serve as the interim President and Chief Executive Officer without any compensation. Mr. Hill, who lives in the Los Angeles metropolitan area, will, however, be reimbursed for his travel expenses to the Company’s headquarters in San Diego, California, and will be reimbursed for his lodging while in San Diego as the interim President and Chief Executive Officer. Mr. Hill will continue to serve on the Company’s Board of Directors while serving as the unpaid interim President and Chief Executive Officer and will continue to be compensated for his services on the Board of Directors as a non-employee director.

During 2016, the Company employed Mark Turfler as the Company’s Chief Financial Officer under a one-year written employment agreement that expired on December 31, 2016. Under the foregoing employment agreement, Mr. Turfler was paid an annual base salary of $170,000 and was entitled to participate in the Company’s pension, retirement, disability, insurance, medical service, or other employee benefit plan that were generally available to all employees of the Company. In addition, Mr. Turfler had the right to earn an annual bonus of up to forty percent (40%) of his base salary, subject to meeting certain qualitative targets. Although the employment agreement has not been renewed, Mr. Turfler continues to serve as the Company’s Chief Financial Officer, on an at-will basis, on the same financial terms as were included in the expired written employment agreement.

The Company has no change of control payment agreements in effect.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2016, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $30,000, which amount is paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2016

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

Joseph Benoit	$15,000	-	$15,000	$-	$30,000
Darren Clark (3)	$-	-	$-	$-	$-
Marvin H. Fink	$15,000	-	$15,000	$-	$30,000
Howard F. Hill	$8,750	-	$8,750	$-	$17,500
William Reynolds	$15,000	-	$15,000	$-	$30,000

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On December 16, 2015, the Company granted five-year non-qualified options to purchase 17,064 shares of the Company’s common stock to each of Mr. Marvin Fink (Chairman), Mr. William Reynolds and Joseph Benoit (Independent Directors) for their services as directors for the fiscal year ended October 31, 2016. The options have an exercise price of $4.42 per share. One April 7, 2016, we granted five-year non-qualified options to purchase 33,744 shares of the Company’s common stock to Mr. Hill for his services as a director for April 7, 2016 through October 31, 2016.
(3)	Mr. Clark’s term as a director expired on September 8, 2016, and he therefore no longer serves on the Board of Directors. Since Mr. Clark was, and is, the President of Cables Unlimited, Inc., he was not entitled to receive any compensation for serving on the Board.

The Board of Directors has increased the annual compensation to be paid to non-employee directors for the fiscal year ended October 31, 2017 from $30,000 to $50,000. Since Mr. Hill will not be compensated for his services as the Company’s interim Chief Executive Officer, Mr. Hill is deemed to be a non-employee director. Accordingly, on November 8, 2016, the Board granted five-year non-qualified options to purchase 77,339 shares of the Company’s common stock to each of Mr. Marvin Fink (Chairman), Mr. William Reynolds and Joseph Benoit (Independent Directors) in addition to Mr. Hill, for their services as directors for the fiscal year ended October 31, 2017. The options have an exercise price of $1.50 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 20, 2017 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 20, 2017, there were 8,835,483 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	294,032	(2)	3.3%

Marvin H. Fink 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	76,868	(3)	0.8%

William Reynolds 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	100,300	(4)	1.1%

Joseph Benoit
7610 Miramar Road, Ste. 6000
San Diego, CA 92126-4202	63,542	(5)	0.7%

Mark Turfler 7610 Miramar Road, Ste. 6000 San Diego, CA 92126-4202	42,667	(6)	0.5%

All Directors and Officers as a Group (5 Persons)	574,409	(7)	6.3%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860		10.2%

Park Circle Company Jeffrey A. Legum 1829 Reisterstown Road, Suite 140, Baltimore, Maryland 21208.(8)	441,803		5.0%

Renaissance Technologies LLC 800 Third Avenue New York, New York 10022(9)	683,600		7.7%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 69,811 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 73,868 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 67,500 shares that Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 63,542 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 42,667 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 317,388 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(8)	Based on a Schedule 13G filed jointly filed by Park Center Company and Jeffrey A. Legum with the SEC on February 9, 2016.

(9)	Based on a Schedule 13G/A filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 11, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 1, 1997, the Company loaned to Howard Hill, its President at that time, $70,000 pursuant to a Promissory Note which accrued interest at the rate of 6% per annum and which had no specific due date for principal repayment. As of October 31, 2015, the principal balance still outstanding on the loan was $66,980. Mr. Hill has been paying interest on the loan annually. On April 7, 2016, Mr. Hill repaid the foregoing loan, in full (including accrued interest), by paying the Company a total of $72,680.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a five-year lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2016, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and the current President of this subsidiary of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP for professional services rendered related to the fiscal years ended October 31, 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$259,000	$290,000
Audit-Related Fees	-	-
All Other Fees	10,000	10,000
Total Fees	$269,000	$300,000

Audit Fees .  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees .  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company did not incur audit-related fees during fiscal 2016 and 2015.

All Other fees .  The Company used CohnReznick LLP in 2016 and 2015 to perform an audit of the Company’s 401K plan.

ITEM 15.	EXHIBITS

Lease

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation, as amended (1)

3.1.1	Amended and Restated Articles of Incorporation (12)

3.2.1	Company Bylaws as Amended through August, 1985 (2)

3.2.2	Amendment to Bylaws dated January 24, 1986 (2)

3.2.3	Amendment to Bylaws dated February 1, 1989 (3)

3.2.4	Amendment to Bylaws dated June 9, 2006 (6)

3.2.5	Amendment to Bylaws dated September 7, 2007 (7)

10.1	Form of 2000 Stock Option Plan (4)

10.2	Directors’ Nonqualified Stock Option Agreements (2)

10.3	Employment Agreement, dated August 22, 2011, between the Company and Howard Hill (8)

10.4	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (9)

10.5	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (9)

10.6	Single Tenant Commercial Lease, dated August 2009, between Eagle American LLC and RF Industries, Ltd. regarding the Company’s lease in Las Vegas, Nevada (9)

10.7	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (13)

10.8	Form of 2010 Stock Incentive Plan (10)

10.9	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (10)

10.10	Amendment of 2000 Stock Incentive Plan (11)

10.11	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera. (15)

10.12	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Howard Hill. (16)

10.13	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Mark Turfler. (16)

10.14	Employment Agreement, dated January 22, 2015, by and among RF Industries, Ltd. and Darren Clark (16)

10.15	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera. (17)

10.16	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders. (18)

10.17	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker. (19)

10.18	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler. (19)

10.19	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (19)

10.20	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date (20)

10.21	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ. (20)

10.22	Separation and Release of Claims Agreement, dated October 24, 2016, by and among RF Industries, Ltd. and Johnny Walker. (21)

10.23	Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (22)

10.24	Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated January 26, 2017.

14.1	Code of Ethics (5)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(20)         Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2015, which exhibit is hereby incorporated herein by reference.

(21)         Previously filed as an exhibit to the Company’s Form 8-K, dated October 25, 2016, which exhibit is hereby incorporated herein by reference.

(22)         Previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is hereby incorporated herein by reference.

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

RF INDUSTRIES, LTD. AND SUBSIDIARIES

*       *       *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries as of October 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. RF Industries, Ltd. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. and Subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California

January 27, 2017

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,258	$7,595
Trade accounts receivable, net of allowance for doubtful accounts of $62 and $59, respectively	4,077	3,980
Inventories	6,022	6,928
Other current assets	1,436	728
Deferred tax assets	-	426
TOTAL CURRENT ASSETS	16,793	19,657

Property and equipment:
Equipment and tooling	3,203	3,215
Furniture and office equipment	799	936
	4,002	4,151
Less accumulated depreciation	3,174	3,230
Total property and equipment	828	921

Goodwill	3,219	5,913
Amortizable intangible assets, net	3,619	4,268
Non-amortizable intangible assets	1,237	1,387
Note receivable from stockholder	-	67
Other assets	141	39
TOTAL ASSETS	$25,837	$32,252

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,138	$1,493
Accrued expenses	2,770	2,868
TOTAL CURRENT LIABILITIES	3,908	4,361

Deferred tax liabilities	409	1,143
Other long-term liabilities	128	377
TOTAL LIABILITIES	4,445	5,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,835,483 and 8,713,664 shares issued and outstanding at October 31, 2016 and 2015, respectively	88	87
Additional paid-in capital	19,379	19,129
Retained earnings	1,925	7,155
TOTAL STOCKHOLDERS' EQUITY	21,392	26,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,837	$32,252

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	2016	2015

Net sales	$30,241	$30,908
Cost of sales	21,778	20,446

Gross profit	8,463	10,462

Operating expenses:
Engineering	747	775
Goodwill and other intangible asset impairment	2,844	-
Selling and general	9,560	8,888
Totals	13,151	9,663

Operating income (loss)	(4,688)	799

Other income	5	35

Income (loss) from continuing operations before provision (benefit) for income taxes	(4,683)	834
Provision (benefit) for income taxes	(652)	140

Income (loss) from continuing operations	(4,031)	694

Income (loss) from discontinued operations, net of tax	(58)	300

Consolidated net income (loss)	$(4,089)	$994

Earnings (loss) per share
Basic
Continuing operations	$(0.46)	$0.08
Discontinued operations	(0.01)	0.04
Net income (loss) per share	$(0.47)	$0.12

Earnings (loss) per share
Diluted
Continuing operations	$(0.46)	$0.08
Discontinued operations	(0.01)	0.03
Net income (loss) per share	$(0.47)	$0.11

Weighted average shares outstanding
Basic	8,786,510	8,494,111
Diluted	8,786,510	8,862,217

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2016 AND 2015

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2014	8,255,979	$83	$17,230	$8,543	$25,856

Exercise of stock options	154,837	1	327	-	328

Stock issuances for acquisition of Comnet and Rel-Tech	302,848	3	1,257	-	1,260

Excess tax benefit from exercise of stock options	-	-	83	-	83

Stock-based compensation expense	-	-	232	-	232

Dividends	-	-	-	(2,382)	(2,382)

Net income	-	-	-	994	994

Balance, October 31, 2015	8,713,664	87	19,129	7,155	26,371

Exercise of stock options	180,067	2	47	-	49

Excess tax benefit from exercise of stock options	-	-	154	-	154

Stock-based compensation expense	-	-	206	-	206

Dividends	-	-	-	(1,141)	(1,141)

Treasury stock purchased and retired	(58,248)	(1)	(157)	-	(158)

Net loss	-	-	-	(4,089)	(4,089)

Balance, October 31, 2016	8,835,483	$88	$19,379	$1,925	$21,392

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2016 AND 2015

(In thousands)

	2016	2015
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(4,089)	$994
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	9	20
Accounts receivable write-off	-	11
Depreciation and amortization	1,036	996
Goodwill and other intangible asset impairment	2,844	-
Inventory write-downs	168	170
Gain (loss) on disposal of fixed assets	68	(16)
Stock-based compensation expense	206	232
Deferred income taxes	(307)	(164)
Excess tax benefit from stock-based compensation	(154)	(83)
Changes in operating assets and liabilities:
Trade accounts receivable	(107)	(400)
Inventories	417	(205)
Other current assets	(554)	(5)
Other long-term assets	(102)	(2)
Accounts payable	(355)	(354)
Customer deposit	-	(6)
Accrued expenses	(98)	(451)
Other long-term liabilities	(249)	(569)
Net cash provided by (used in) operating activities	(1,267)	168

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired of $758	-	(5,132)
Proceeds from notes receivable from stockholder	67	-
Proceeds from sale of fixed assets	22	16
Proceeds from sale of inventory	321	-
Capital expenditures	(384)	(204)
Net cash provided by (used in) investing activities	26	(5,320)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	49	328
Purchases of treasury stock	(158)	-
Excess tax benefit from exercise of stock options	154	83
Dividends paid	(1,141)	(2,382)
Net cash used in financing activities	(1,096)	(1,971)

Net decrease in cash and cash equivalents	(2,337)	(7,123)

Cash and cash equivalents, beginning of year	7,595	14,718

Cash and cash equivalents, end of year	$5,258	$7,595

Supplemental cash flow information – income taxes paid	$208	$645

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$157	$-
Stock issuance for acquisition of businesses (Comnet and Rel-Tech)	$-	$1,260

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its three wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2016 the Company classified its operations into the following four divisions/subsidiaries: (i) The Connector and Cable Assembly Division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Comnet Telecom Supply, Inc., the subsidiary that manufactures and sells fiber optics cable, distinctive cabling technologies and custom patch cord assemblies, as well as other data center products; and (iv) the recently acquired Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers. Both the Cables Unlimited division and the Comnet Telecom division are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. During the fiscal year ended October 31, 2016, RF Industries, Ltd. sold the Aviel Electronics Division that designed, manufactured and distributed specialty and custom RF connectors, and discontinued the Bioconnect Division that manufactured and distributed cabling and interconnect products to the medical monitoring market.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements for the year ended October 31, 2015 include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2014, and Rel-Tech Electronics, Inc. (“Rel-Tech”), a wholly-owned subsidiary that RF Industries, Ltd. acquired effective June 1, 2015. The consolidated financial statements for the year ended October 31, 2016 include the accounts of RF Industries, Ltd., Cables Unlimited, Comnet and Rel-Tech  (collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

Cash equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after purchase orders are received which contain a fixed price and for shipments with terms of FOB Shipping Point, revenue is recognized upon shipment, for shipments with terms of FOB Destination, revenue is recognized upon delivery and revenue from services is recognized when services are performed, and the recovery of the consideration is considered probable.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost of accounting. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value due to damage, physical deterioration, obsolescence, changes in price levels, or other causes, we reduce our inventory to a new cost basis through a charge to cost of sales in the period in which it occurs. The determination of market value and the estimated volume of demand used in the lower of cost or market analysis requires significant judgment.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually, which the Company performs in October or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill (“Step 1”). If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment (“Step 2”).

For the fiscal year 2016, Cables Unlimited did not meet its sales volume and revenue goals, and the mix of product sold had lower margins than planned. These results, along with changes in the competitive marketplace and an evaluation of business priorities, led to a shift in strategic direction and reduced future revenue and profitability expectations for the business. The results of these changes and circumstances lead to the determination that Cables Unlimited did not pass our qualitative assessment and therefore a quantitative assessment was required.

Upon completion of our Step 1 test, we found that the results indicated that Cables Unlimited’s carrying value exceeded its estimated fair value, and as a result, the Step 2 test was performed specific to Cables Unlimited. Under Step 2, the fair value of all assets and liabilities were estimated, including customer list and backlog, for the purpose of deriving an estimate of the fair value of goodwill. The fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates used in valuing the intangible assets, and consideration of the market environment in valuing the tangible assets.

Upon completion of our Step 2 test, our Cables Unlimited division’s goodwill was determined to be impaired. As of October 31, 2016, the Company recorded a $2.6 million impairment charge to goodwill. Cables Unlimited’s goodwill is included in the Custom Cabling Manufacturing and Assembly segment.

No other instances of impairment were identified as of October 31, 2016 and no instances of goodwill impairment were identified as of October 31, 2015.

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

Long-lived assets

The Company assesses property, plant and equipment and intangible assets, which are considered definite-lived assets for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company has made no material adjustments to our long-lived assets in any of the years presented.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment.

In addition, the Company tests our trademarks and indefinite-lived asset for impairment at least annually or more frequently if events or changes in circumstances indicate that these assets may be impaired.

Upon completion of our Step 2 test (see “Goodwill” above), our Cables Unlimited division’s trademark was determined to be impaired. As of October 31, 2016, the Company recorded a $150,000 impairment charge to its trademark. Cables Unlimited’s trademark is included in the Custom Cabling Manufacturing and Assembly segment.

No other instances of impairment were identified as of October 31, 2016 and no instances of impairment were identified as of October 31, 2015.

Earn-out liability

The purchase agreements for the Comnet and Rel-Tech acquisitions provide for earn-out payments of up to $1,360,000 and $800,000, respectively.  The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price.  The earn-outs were and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. The Comnet and Rel-Tech acquisitions are more fully described in Note 2.

Intangible assets

Intangible assets consist of the following as of October 31 (in thousands):

	2016	2015
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(273)	(212)
	37	98

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(1,644)	(1,101)
	3,455	3,998

Backlog (estimated life 1 year)	134	134
Accumulated amortization	(134)	(100)
	-	34

Patents (estimated life 14 years)	142	142
Accumulated amortization	(15)	(4)
	127	138

Totals	$3,619	$4,268

Non-amortizable intangible assets:
Trademarks	$1,237	$1,387

Amortization expense for the years ended October 31, 2016 and 2015 was $649,000 and $598,000, respectively.

Impairment to trademarks for the years ended October 31, 2016 and 2015 was $150,000 and $0, respectively.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount

2017	$589
2018	553
2019	553
2020	553
2021	413
Thereafter	958
Total	$3,619

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $156,000 and $152,000 in 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2016 and 2015, the Company recognized $747,000 and $775,000 in engineering expenses, respectively.

Income taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the jurisdictions in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Developing the provision (benefit) for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Management’s judgments and tax strategies are subject to audit by various taxing authorities.

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

For the fiscal years ended October 31, 2016 and 2015, charges related to stock-based compensation amounted to approximately $206,000 and $232,000, respectively. For the fiscal years ended October 31, 2016 and 2015, stock-based compensation classified in cost of sales amounted to $28,000 and $53,000 and stock-based compensation classified in selling and general and engineering expense amounted to $178,000 and $179,000, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2016 and 2015, that were not included in the computation because they were anti-dilutive, totaled 824,441 and 792,386, respectively.

The following table summarizes the computation of basic and diluted earnings (loss) per share:

	2016	2015
Numerators:
Consolidated net income (loss) (A)	$(4,089,000)	$994,000

Denominators:
Weighted average shares outstanding for basic earnings (loss) per share (B)	8,786,510	8,494,111
Add effects of potentially dilutive securities - assumed exercise of stock options	-	368,106

Weighted average shares outstanding for diluted earnings (loss) per share (C)	8,786,510	8,862,217

Basic earnings (loss) per share (A)/(B)	$(0.47)	$0.12

Diluted earnings (loss) per share (A)/(C)	$(0.47)	$0.11

Recent accounting standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance prospectively and it did not have a material impact on the consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company does not expect that the adoption of this new standard will have a material impact on its Consolidated Financial Statements.

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

Although the closing occurred on June 5, 2015, the acquisition of Rel-Tech is deemed to have become effective for financial accounting purposes as of June 1, 2015. Accordingly, Rel-Tech’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment since June 1, 2015.

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

The results of Rel-Tech’s operations subsequent to June 1, 2015 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Rel-Tech have been expensed as incurred. For the periods ended October 31, 2016 and 2015, Rel-Tech contributed $6.8 million and $3.1 million of revenue, respectively.

The Company recognized a $154,000 charge to selling and general expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Rel-Tech as of October 31, 2016. As of October 31, 2016, the Company has accrued $450,000 in earn-out accrual, of which $322,000 is in current liabilities and $128,000 is in long-term liabilities.

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

Pro forma financial information is presented in the following table:

October 31,
2015

Revenue	$34,714,000
Net income	958,000

Earnings per share
Basic	$0.11
Diluted	$0.11

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

Comnet Telecom Supply, Inc.

The Company purchased 100% of the issued and outstanding shares of Comnet from Robert Portera, the sole shareholder of Comnet. Comnet is a New Jersey based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. Comnet is a New York corporation that was formed in 1993. For income tax purposes, both parties have agreed to make an election under Internal Revenue Code 338(h) (10). At the closing, RF Industries, Ltd. paid Mr. Portera $4,150,000 in cash and stock, and agreed to pay him up to an additional $1,360,000 in cash as an earn-out over the next two years if Comnet meets certain financial milestones. The purchase price paid at the closing consisted of $3,090,000 in cash (of which $300,000 was deposited into a bank escrow account for one year, which has since been subsequently released, as security for the seller’s indemnification obligations under the stock purchase agreement) and 252,381 shares of RF Industries, Ltd.’s unregistered common stock, which shares were valued at $1,060,000 based on a per share price of $4.20 (the volume weighted average price of the common stock during the five trading days before the closing date). Comnet will be operated as a stand-alone subsidiary for at least the next two years from the date of acquisition. The Company entered into a two-year employment agreement with Mr. Portera pursuant to which Mr. Portera has acted as the President of Comnet. Under the employment agreement, which expired on January 20, 2017, Mr. Portera received a base salary of $210,000 per year. Under the employment agreement, Mr. Portera was entitled to earn an annual bonus of up to 50% of his base salary. Since the acquisition of Comnet was effective for financial accounting purposes as of November 1, 2014 with an effective closing date of January 20, 2015, Comnet’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment since November 1, 2014.

The acquisition was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third party specialist. The products manufactured and supplied by Comnet include fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. These products supplement and enhance the existing markets of RF Industries as well as tap into new data center markets that the Company would not have been able to enter without incurring substantially more costs than incurred in the purchase of Comnet. The capital and other resources required to enhance the Company’s fiber optics market and enter the data center market would have greatly exceeded the purchase price of $4,150,000 (excluding the potential earn-out). These factors, among others, contributed to a purchase price in excess of the estimated fair value of Comnet’s net identifiable assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

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

The results of Comnet’s operations subsequent to November 1, 2014 have been included in the Company’s consolidated results of operations. All costs related to the acquisition of Comnet have been expensed as incurred. For the periods ended October 31, 2016 and 2015, Comnet contributed $9.1 million and $10.3 million of revenue, respectively.

The Company recognized a $56,000 and $318,000 credit to selling and general expenses as a result of the revaluation of the earn-out liability as it relates to the acquisition of Comnet as of October 31, 2016 and 2015, respectively. As of October 31, 2016, the Company has accrued $385,000 in earn-out accrual, which is included in current liabilities.

Note 3 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three-year period. For the years ended October 31, 2016 and 2015, the Company recognized approximately $57,000 and $93,000, respectively, of aggregate royalty income for RF Neulink and RadioMobile, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the year ended October 31, 2016, the Company recognized approximately $148,000 of loss for the Bioconnect division, which amounts have been included within discontinued operations. Included in the fiscal year 2016 loss, the Company recognized a $148,000 pretax write-down on Bioconnect division’s inventory and fixed assets. For the year ended October 31, 2015, the Company recognized approximately $419,000 of income for the Bioconnect division.

The following summarized financial information related to the RF Neulink, RadioMobile and Bioconnect divisions is segregated from continuing operations and reported as discontinued operations for the years ended October 31, 2016 and 2015 (in thousands):

	2016	2015

Royalties	$57	$93
Bioconnect	(148)	419
Provision (benefit) for income taxes	(33)	212
Income (loss) from discontinued operations, net of tax	$(58)	$300

Note 4 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2016, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.9 million.

One customer accounted for approximately 15% and 18% of the Company’s net sales for the fiscal year ended October 31, 2016 and 2015, respectively. At October 31, 2016 and 2015, this customer’s accounts receivable balance accounted for approximately 20% and 17%, respectively, of the Company’s total net accounts receivable balances.  Although this customer has been an on-going major customer of the Company continuously during the past 15 years, the written agreements with this customer do not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

There was no product line that was significant for the fiscal years ended October 31, 2016 and 2015.

Note 5 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. In June 2015, the Company acquired Rel-Tech, a company that valued its inventories using specific identification (last purchase price) on a FIFO basis. As of July 31, 2016, Rel-Tech values its inventory cost using the weighted average cost of accounting. Inventories consist of the following (in thousands):

	2016	2015

Raw materials and supplies	$2,642	$2,671
Work in process	279	270
Finished goods	3,101	3,987

Totals	$6,022	$6,928

Purchases of inventory from two major vendors during fiscal 2016 represented 9% and 6%, respectively, of total inventory purchases compared to two major vendors who represented 12% and 8%, respectively, of total inventory purchases in fiscal 2015. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Other current assets

Other current assets consist of the following (in thousands):

	2016	2015

Prepaid taxes	$871	$408
Prepaid expense	347	140
Notes receivable, current portion	83	-
Other	135	180

Totals	$1,436	$728

Long-term portion of notes receivable of $104,000 is recorded in other assets as of October 31, 2016.

Note 7 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2016	2015

Wages payable	$941	$978
Accrued receipts	578	438
Earn-out liability	707	1,150
Other current liabilities	544	302

Totals	$2,770	$2,868

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $128,000 is recorded in other long-term liabilities as of October 31, 2016.

Note 8 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. As of October 31, 2016, the Company had two segments - RF Connector and Cable Assembly and Custom Cabling Manufacturing based upon this evaluation.

The RF Connector and Cable Assembly segment is comprised of one division, while the Custom Cabling Manufacturing and Assembly segment comprised of three divisions. The four divisions that met the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet and Rel-Tech. The specific customers are different for each division; however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Connector and Cable Assembly division constitutes the RF Connector and Cable Assembly segment , the Cables Unlimited, Comnet and Rel-Tech division constitutes the Custom Cabling Manufacturing and segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2016 and 2015 (in thousands):

	2016	2015

United States	$29,257	$29,732
Foreign Countries:
Canada	509	362
Israel	63	296
Mexico	234	395
All Other	178	123
	984	1,176

Totals	$30,241	$30,908

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2016 and 2015 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2016
Net sales	$9,352	$20,889	$-	$30,241
Loss from continuing operations before provision (benefit) for income taxes	(1,358)	(3,232)	(93)	(4,683)
Depreciation and amortization	194	842	-	1,036
Total assets	5,902	13,100	6,835	25,837

2015
Net sales	$11,710	$19,198	$-	$30,908
Income (loss) from continuing operations before provision (benefit) for income taxes	711	(234)	357	834
Depreciation and amortization	201	795	-	996
Total assets	7,248	16,150	8,854	32,252

Note 9 - Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2016 and 2015 consists of the following (in thousands):

	2016	2015
Current:
Federal	$(332)	$300
State	(13)	4
	(345)	304

Deferred:
Federal	(179)	(126)
State	(128)	(38)
	(307)	(164)

	$(652)	$140

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2016		2015
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income taxes at federal statutory rate	$(1,592)	34.0%	$287	34.0%
State tax provision, net of federal tax benefit	(53)	1.1%	38	4.5%
Nondeductible differences:
Goodwill and other intangible asset impairment	916	-19.6%	-	0.0%
Rel-Tech earn-out	52	-1.1%	-	0.0%
Qualified domestic production activities deduction	46	-1.0%	(36)	-4.3%
ISO stock options	43	-0.9%	50	6.0%
Meals and entertainment	29	-0.6%	31	3.7%
Comnet book income	-	0.0%	(46)	-5.5%
Transaction costs	-	0.0%	28	3.4%
Temporary true-ups	(3)	0.1%	(89)	-10.6%
State tax refunds, net of federal expense	(38)	0.8%	(66)	-7.9%
R&D credits	(46)	1.0%	(44)	-5.2%
Other	(6)	0.1%	(13)	-1.3%
	$(652)	13.9%	$140	16.8%

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2016 and 2015 are as follows (in thousands):

	2016	2015

Deferred Tax Assets:
Reserves	$216	$171
Accrued vacation	134	143
Stock-based compensation awards	159	-
Uniform capitalization	148	97
Other	43	15
Total deferred tax assets	700	426

Deferred Tax Liabilities:
Stock-based compensation awards	-	136
Amortization / intangible assets	(864)	(1,036)
Depreciation / equipment and furnishings	(211)	(247)
Other	(34)	4
Total deferred tax liabilities	(1,109)	(1,143)

Total net deferred tax assets (liabilities)	$(409)	$(717)

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized in future tax years.

The Company had adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company’s practice is to recognize interest and penalties related to income tax matters in income from continuing operations. The Company has no material unrecognized tax benefits as of October 31, 2016.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for October 31, 2013 and forward are subject to examination by the United States and October 31, 2012 and forward with state tax authorities.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (ASU 2015-17) Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for annual periods ending after December 15, 2017. Early adoption is permitted, and the Company has adopted the provisions of ASU 2015-17 prospectively as of October 31, 2016 and is not retrospectively adjusting prior periods.

Note 10 - Stock options

Incentive and non-qualified stock option plans

In May 2000, the Board of Directors adopted the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant options to purchase shares of common stock to officers, directors, key employees and others providing services to the Company. The 2000 Option Plan expired in May 2010. At the time of expiration, the 2000 Plan had authorized the Company to grant options to purchase a total of 1,320,000 shares. Upon the expiration of the 2000 Plan, the Company was no longer able to grant any stock options to its employees, officers and directors. Accordingly, as of October 31, 2016, no shares are available for future grant under the 2000 Option Plan.

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”). In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by NASDAQ. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. The Company’s shareholders approved the issuance of an additional 500,000 shares of common stock at its annual meeting held on September 5, 2014 and another 500,000 shares of common stock at its annual meeting held September 4, 2015. As of October 31, 2016, 914,821 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2016 and 2015 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Weighted average volatility	28.7%	52.2%
Expected dividends	2.4%	6.7%
Expected term (in years)	3.0	5.4
Risk-free interest rate	0.70%	1.17%
Weighted average fair value of options granted during the year	$0.66	$1.09
Weighted average fair value of options vested during the year	$4.36	$4.78

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2016 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Additional information regarding all of the Company's outstanding stock options at October 31, 2016 and 2015 and changes in outstanding stock options in 2016 and 2015 follows:

	2016		2015
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Options outstanding at beginning of year	1,240,100	$3.64	1,044,932	$3.27
Options granted	104,936	$3.36	396,039	$4.21
Options exercised	(180,067)	$0.27	(153,837)	$2.12
Options forfeited	(157,118)	$4.53	(47,034)	$5.11
Options outstanding at end of year	1,007,851	$4.07	1,240,100	$3.27

Options exercisable at end of year	724,457	$3.93	782,648	$3.02

Options vested and expected to vest at end of year	1,002,522	$4.07	1,233,543	$3.63

Option price range at end of year	$2.30 - $6.91		$0.05 - $6.91

Aggregate intrinsic value of options exercised during year	$456,000		$363,000

Weighted average remaining contractual life of options outstanding as of October 31, 2016: 4.51 years

Weighted average remaining contractual life of options exercisable as of October 31, 2016: 3.25 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2016: 4.50 years

Aggregate intrinsic value of options outstanding at October 31, 2016: $99,000

Aggregate intrinsic value of options exercisable at October 31, 2016: $99,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2016: $99,000

As of October 31, 2016, $396,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 5.37 years.

For serving on the Board of Directors during the fiscal year ended October 31, 2016, non-employee directors received an annual fee of $30,000, which amount was paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. For the year ended October 31, 2016, the Company granted each of its three non-employee directors options to purchase 17,064 shares. The number of stock option shares granted to each director was determined by dividing $15,000 by the fair value of a stock option grant using the Black-Scholes model ($0.87 per share). These options vest ratably over fiscal year 2016.

On April 6, 2016, Howard Hill, the Company’s Chief Operating Officer, retired from the Company. On becoming a non-employee member of the Board on April 7, 2016, Mr. Hill was granted 33,744 options, representing the director compensation payable to him for his services for the remainder of the 2016 fiscal year. The number of stock options granted was determined by dividing his pro-rata portion of his stock based compensation for serving on the Board of $8,750 by the fair value of a stock option grant using the Black-Scholes model ($0.26). These options vested ratably over fiscal 2016.

Note 11 - Retirement plan

The Company has a 401(K) plan available to its employees. For the years ended October 31, 2016 and 2015, the Company contributed and recognized as an expense $182,000 and $160,000, respectively, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

Note 12 - Related party transactions

The note receivable from stockholder of $67,000 at October 31, 2015 was due from a former Chief Executive Officer of the Company, earned interest at 6% per annum (which interest was payable annually), and had no specific due date. The note was collateralized by property owned by the former Chief Executive Officer. During fiscal 2016, the former Chief Executive Officer resigned as an employee of the Company and, in connection with his resignation, was required to repay the foregoing promissory note in full.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2016, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and the current President of this subsidiary of the Company.

A former director of the Company is an employee of a public relations firm currently used by the Company. For the fiscal years ended October 31, 2016 and 2015, the Company paid the firm $25,000 and $41,000, respectively, for services rendered by that firm.

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.02, $0.02, $0.02 and $0.07 per share during the three months ended October, 31, 2016, July 31, 2016, April 30, 2016 and January 31, 2016, respectively, for a total of $1.1 million. The Company paid dividends of $0.07 per share during the three months ended October, 31, 2015, July 31, 2015, April 30, 2015 and January 31, 2015 for a total of $2.4 million.

Note 14 - Commitments

As of October 31, 2016, the Company leases its facilities in San Diego, California, Yaphank, New York, Milford, Connecticut and East Brunswick, New Jersey under non-cancelable operating leases. Deferred rents, included in accrued expenses and other long-term liabilities, were $3,000 as of October 31, 2016 and $7,000 as of October 31, 2015. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

Rent expense under all operating leases totaled approximately $628,000 and $685,000 in 2016 and 2015, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2016 are as follows (in thousands):

Year ending
October 31,	Amount

2017	$443
2018	20
2019	20
2020	15
2021	2
Total	$500

Note 15 - Line of credit

From May 2015 until September 2016, the Company had a $5 million line of credit available to it from its bank. The Company did not use the line of credit and, effective September 8, 2016, the Company has terminated the line of credit. As of October 31, 2016, no amounts were outstanding under the line of credit.

Note 16 - Stock repurchase program

During April 2014, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The share repurchase program could be suspended or terminated at any time without prior notice. No shares were repurchased during the fiscal year October 31, 2016, and the repurchase program was terminated in September 2016.

Note 17 - Subsequent events

On December 8, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.02 per share that was paid on January 17, 2017 to shareholders of record on December 31, 2016.

The lease for the Company’s headquarters in San Diego, California, was scheduled to expire on March 31, 2017, however on January 26, 2017 the term of the lease was extended until July 31, 2022, and the rental payments increased $2,596 per month, from $20,125 to $22,721 per month.

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 27, 2017	By:	/s/ Howard F. Hill
Howard F. Hill, Interim President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 27, 2017	By:	/s/ Howard F. Hill
Howard F. Hill, Interim President, Chief Executive Officer (Principal Executive Officer) and Director

Date: January 27, 2017	By:	/s/ Mark Turfler
Mark Turfler, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 27, 2017	By:	/s/ Marvin Fink
Marvin Fink, Director

Date: January 27, 2017	By:	/s/ William Reynolds
William Reynolds, Director

Date: January 27, 2017	By:	/s/ Joseph Benoit
Joseph Benoit, Director

31