Form 10-Q
period 2017-01-31
R F INDUSTRIES LTD
filed 2017-03-15
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 8, 2017 was 8,835,483.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,354	$5,258
Trade accounts receivable, net of allowance for doubtful accounts of $64 and $62, respectively	3,692	4,077
Inventories, net	6,554	6,022
Other current assets	1,543	1,436
TOTAL CURRENT ASSETS	16,143	16,793

Property and equipment:
Equipment and tooling	3,206	3,203
Furniture and office equipment	802	799
	4,008	4,002
Less accumulated depreciation	3,247	3,174
Total property and equipment	761	828

Goodwill	3,219	3,219
Amortizable intangible assets, net	3,472	3,619
Non-amortizable intangible assets	1,237	1,237
Other assets	121	141
TOTAL ASSETS	$24,953	$25,837

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2017	2016
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,373	$1,138
Accrued expenses	2,009	2,770
TOTAL CURRENT LIABILITIES	3,382	3,908

Deferred tax liabilities	433	409
Other long-term liabilities	88	128
TOTAL LIABILITIES	3,903	4,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,835,483 shares issued and outstanding at January 31, 2017 and October 31, 2016	88	88
Additional paid-in capital	19,407	19,379
Retained earnings	1,555	1,925
TOTAL STOCKHOLDERS' EQUITY	21,050	21,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,953	$25,837

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2017	2016

Net sales	$6,617	$6,784
Cost of sales	4,760	4,761

Gross profit	1,857	2,023

Operating expenses:
Engineering	224	161
Selling and general	1,992	2,433
Totals	2,216	2,594

Operating loss	(359)	(571)

Other income	20	-

Loss from continuing operations before benefit for income taxes	(339)	(571)
Benefit for income taxes	(101)	(256)

Loss from continuing operations	(238)	(315)

Income (loss) from discontinued operations, net of tax	44	(38)

Net loss	$(194)	$(353)

Earnings (loss) per share
Basic
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.01	(0.00)
Net loss per share	$(0.02)	$(0.04)

Earnings (loss) per share
Diluted
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.01	(0.00)
Net loss per share	$(0.02)	$(0.04)

Weighted average shares outstanding
Basic	8,834,747	8,716,712
Diluted	8,834,747	8,716,712

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(194)	$(353)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2	20
Depreciation and amortization	220	272
Stock-based compensation expense	51	52
Loss on disposal of fixed assets	-	40
Deferred income taxes	24	-
Changes in operating assets and liabilities:
Trade accounts receivable	383	94
Inventories	(532)	(349)
Other current assets	(107)	(613)
Other long-term assets	20	(167)
Accounts payable	235	156
Income taxes payable	-	(65)
Accrued expenses	(761)	(600)
Other long-term liabilities	(40)	-
Net cash used in operating activities	(699)	(1,513)

INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	22
Proceeds from sale of inventory	-	322
Capital expenditures	(6)	(70)
Net cash provided by (used in) investing activities	(6)	274

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	20
Excess tax provision (benefit) from canceled stock options	(23)	-
Dividends paid	(176)	(610)
Net cash used in financing activities	(199)	(590)

Net decrease in cash and cash equivalents	(904)	(1,829)

Cash and cash equivalents, beginning of period	5,258	7,595

Cash and cash equivalents, end of period	$4,354	$5,766

Supplemental cash flow information – income taxes paid	$13	$165

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2016 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of October 31, 2016 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2016 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three-month period ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Comnet Telecom Supply, Inc. (“Comnet”), and Rel-Tech Electronics, Inc. (“Rel-Tech”), wholly-owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

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

Note 2 - Discontinued operations

For the three months ended January 31, 2017, the Company recognized approximately $62,000 of royalty income for RadioMobile, which amount has been included within discontinued operations. For the three months ended January 31, 2016, the Company recognized approximately $2,000 of royalty income for the RF Neulink division, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three months ended January 31, 2017, the Company recognized approximately $10,000 of income from sale of equipment for the Bioconnect division, which has been included within discontinued operations. For the three months ended January 31, 2016, the Company recognized approximately $40,000 loss for the Bioconnect division, which has been included within discontinued operations.

Note 3 - Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note ($83,000 recorded in other current assets and $83,000 in other assets as of January 31, 2017) with principal and interest (at 5%) payable over a three-year period. Aviel Electronics’ sales and loss from continuing operations before provision for income taxes of $86,000 and $40,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment for the three months ended January 31, 2016.

The sale of the Aviel Electronics division does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, financial results from the sale of Aviel Electronics were reported as part of continuing operations.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventory carrying value is net of inventory reserves of $534,000 and $500,000 at January 31, 2017 and October 31, 2016, respectively. Inventories consist of the following (in thousands):

	January 31, 2017	October 31, 2016

Raw materials and supplies	$2,921	$2,642
Work in process	178	279
Finished goods	3,455	3,101

Totals	$6,554	$6,022

No vendor accounted for greater than 10% of inventory purchases for the three months ended January 31, 2017. Purchases of inventory from two major vendors during the three months ended January 31, 2016 represented 14% and 12% of total inventory purchases. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2017	October 31, 2016

Prepaid taxes	$952	$871
Prepaid expense	392	347
Notes receivable, current portion	83	83
Other	116	135

Totals	$1,543	$1,436

Long-term portion of notes receivable of $83,000 is recorded in other assets.

Note 6 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 1,024,188 and 1,138,510 for the three months ended January 31, 2017 and 2016, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2017	2016

Weighted average shares outstanding for basic earnings (loss) per share	8,834,747	8,716,712

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted earnings (loss) per share	8,834,747	8,716,712

Note 7 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. The Company satisfies the exercise of options by issuing previously unissued common shares. No options were granted to Company employees during the three months ended January 31, 2017 and 2016.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2017 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2016	1,007,851	$4.07
Options granted	309,356	$1.50
Options canceled or expired	(143,019)	$3.77
Options outstanding at January 31, 2017	1,174,188	$3.43
Options exercisable at January 31, 2017	738,444	$3.71
Options vested and expected to vest at January 31, 2017	1,172,141	$3.43

Weighted average remaining contractual life of options outstanding as of January 31, 2017: 4.36 years

Weighted average remaining contractual life of options exercisable as of January 31, 2017: 3.46 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2017: 4.35 years

Aggregate intrinsic value of options outstanding at January 31, 2017: $107,000

Aggregate intrinsic value of options exercisable at January 31, 2017: $84,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2017: $107,000

As of January 31, 2017, $359,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 2.72 years.

Effective for the fiscal year ending October 31, 2017, non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. Previously, for the fiscal year ended October 31, 2016, non-employee directors received $30,000 annually. During the quarter ended January 31, 2017, the Company granted each of its four non-employee directors 77,339 options. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($0.32 per share). These options vest ratably over fiscal year 2017.

Stock option expense

During the three months ended January 31, 2017 and 2016, stock-based compensation expense totaled $51,000 and $52,000, respectively. For the three months ended January 31, 2017 and 2016, stock-based compensation classified in cost of sales amounted to $3,000 and $10,000, respectively, and stock-based compensation classified in selling and general expense amounted to $48,000 and $42,000, respectively.

Note 8 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2017, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.8 million.

Two customers accounted for approximately 15% and 10% of the Company’s net sales for the three-month period ended January 31, 2017. Two customers accounted for approximately 14% and 13% of the Company’s net sales for the three-month period ended January 31, 2016. At January 31, 2017, these customers’ accounts receivable balance accounted for approximately 15% and 13% of the Company’s total net accounts receivable balance. At January 31, 2016, these customers’ accounts receivable balance accounted for approximately 17% and 15% of the Company’s total net accounts receivable balance. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of January 31, 2017, the Company had two segments: 1) RF Connector and Cable Assembly and 2) Custom Cabling Manufacturing and Assembly based upon this evaluation.

The RF Connector and Cable Assembly segment consisted of one division and the Custom Cabling Manufacturing and Assembly segment was composed of three divisions. The four divisions that met the quantitative thresholds for segment reporting are Connector and Cable Assembly, Cables Unlimited, Comnet and Rel-Tech. The specific customers are different for each division, however, there is some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the Connector and Cable Assembly division constitutes the RF Connector and Cable Assembly segment, and the Cables Unlimited, Comnet and Rel-Tech divisions constitute the Custom Cabling Manufacturing and Assembly segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2017 and 2016 (in thousands):

	Three Months Ended January 31,
	2017	2016

United States	$6,536	$6,492
Foreign Countries:
Canada	46	71
Israel	-	62
Mexico	7	97
All Other	28	62
	81	292

Totals	$6,617	$6,784

Net sales, loss from continuing operations before benefit for income taxes and other related segment information for the three months ended January 31, 2017 and 2016 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2017
Net sales	$2,535	$4,082	$-	$6,617
Loss from continuing operations before benefit for income taxes	(18)	(341)	20	(339)
Depreciation and amortization	47	173	-	220

2016
Net sales	$1,956	$4,828	$-	$6,784
Loss from continuing operations before benefit for income taxes	(453)	(118)	-	(571)
Depreciation and amortization	52	220	-	272

Note 10 - Income tax benefit

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

The benefit for income taxes was 30% and 45% of income (loss) before income taxes for the three months ended January 31, 2017 and 2016, respectively. The decrease in the effective income tax rate from period to period was primarily driven by an increased ratio of book income (loss) to discrete benefits from R&D credits related to the change in tax law in both periods.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The total amount of unrecognized tax benefits was $0 as of January 31, 2017 and October 31, 2016. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of January 31, 2017 and October 31, 2016. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended January 31, 2017.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2017	October 31, 2016
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(283)	(273)
	27	37

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(1,779)	(1,644)
	3,320	3,455

Patents (estimated life 14 years)	142	142
Accumulated amortization	(17)	(15)
	125	127

Totals	$3,472	$3,619

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

 Note 12 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2017	October 31, 2016

Wages payable	$613	$941
Accrued receipts	637	578
Earn-out liability	374	707
Other current liabilities	385	544

Totals	$2,009	$2,770

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $88,000 is recorded in other long-term liabilities.

Note 13 - Former line of credit

From May 2015 until September 2016, the Company had a $5 million line of credit available to it from its bank. The Company did not use the line of credit and, effective September 8, 2016, the Company terminated the line of credit.

Note 14 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease expires in March 2017, however, on January 26, 2017 the term of the lease was extended until July 31, 2022, and the rental payments increased $2,596 per month from $20,125 to $22,721 per month. The minimum annual rentals are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities. As of January 31, 2017, the aggregate remaining minimum lease payments under the expiring lease totaled $40,000.

The Cables Unlimited division leases an approximately 12,000 square foot facility located in Yaphank, New York. In April 2016, the lease for this was extended until June 30, 2017. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner of Cables Unlimited.

The Comnet Telecom division leases approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s monthly rent expense under the leases is approximately $11,655 per month for these facilities, and the leases expire in September 2017.

The Rel-Tech Electronic division leases approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s net monthly rent expense under the lease is approximately $8,307 per month for these facilities, and the lease expires in August 2017.

Note 15 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended January 31, 2017 for a total of $176,000. The Company paid dividends of $0.07 per share during the three months ended January 31, 2016 for a total of $610,000.

Note 16 - Subsequent events

On March 9, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on April 15, 2017 to stockholders of record on March 31, 2017.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2016 and other reports and filings made with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balance, credit quality of the Company’s customers, current economic conditions and other factors that may affect a customer’s ability to pay.

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

Earn-out Liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000, which is payable through May 31, 2018. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

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

 Overview

The Company primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, data center equipment solutions and electrical and electronic specialty cables. The Company’s connectivity solutions are used across diversified, growing markets including wireless carriers and infrastructure and industrial companies. The Company’s operations are currently conducted through its divisions and three wholly-owned subsidiaries.

For the first time in over two decades, the Company experienced an annual net loss in the fiscal year ended October 31, 2016. Also, for the first time during that period, the Company had negative cash flow from its operations. This trend, and some of the reasons for the decline in business, also impacted the Company’s fiscal period ended January 31, 2017. The Company believes that, as a result of the continuing change in the wireless marketplace, there has been a decreased demand for certain of the Company’s wireless products (including in particular for the Company’s wireless cabling products used by cell towers). During the past few years, the Company benefitted from the demand for the products it sold to wireless service providers who were updating their networks to 4G technologies. Now that much of that upgrading work has been completed, the demand for the Company’s products has softened, resulting in lower sales and narrower gross margins. The decrease in sales was particularly significant in the Company’s Cables Unlimited subsidiary as demand for its Optiflex and other cell tower solutions decreased. The slowdown in the wireless marketplace also resulted in decreased sales at the Company’s Comnet Telecom subsidiary which manufactures and distributes telecom equipment and cabling infrastructure products used by telecommunications carriers, co-location service companies, and other telecommunication and data center companies in the U.S. across multiple industries. The Company’s Rel-Tech subsidiary, which designs and manufactures cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers, also has experienced a slowdown due to certain customers shifting their business to off-shore manufacturers.

During this slowdown the Company continues to actively manage its operations to return to profitability including emphasizing its marketing and sales efforts in the public safety sector of the Distributed Area Systems (“DAS”) market as well as continued efforts to increase efficiencies and reduce costs wherever possible.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of January 31, 2017, the Company had cash and cash equivalents equal to $4.4 million.

·	As of January 31, 2017, the Company had $16.1 million in current assets and $3.4 million in current liabilities.

As of January 31, 2017, the Company had a total of $4.4 million of cash and cash equivalents compared to a total of $5.3 million of cash and cash equivalents as of October 31, 2016. As of January 31, 2017, the Company had working capital of $12.8 million and a current ratio of approximately 4.8:1.

The Company used cash of $0.7 million in operating activities during the three-month period ended January 31, 2017 due in part to a net loss of $194,000, the increased purchase of additional inventories and other current assets, and payment of certain accrued expenses. The decrease in accrued expenses was primarily due to the $496,000 of accrued earn-out and incentive bonus amounts to the President of the Comnet division, as well as $95,000 for severance and other payroll related costs to a former CEO. These increased payments in the current quarter were partially offset by noncash charges such as $220,000 for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro and $51,000 of stock-based compensation expense.

The Company does not anticipate needing material additional capital equipment in the next 12 months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next 12 months. Management also believes that based on the Company’s current financial condition and its anticipated future operations, the Company would be able to finance its expansion, if necessary.

As part of its announced business plan, the Company may from time to time acquire other companies or product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which may reduce the Company’s future liquidity and capital resources.

During the quarter ended January 31, 2017, the Company paid a total of $176,000 ($0.02 per common share) of dividends to its stockholders.

Results of Operations

Three Months Ended January 31, 2017 vs. Three Months Ended January 31, 2016

Net sales of $6.6 million decreased by 2%, or $167,000, for the three months ended January 31, 2017 (the “fiscal 2017 quarter”) when compared to the three months ended January 31, 2016 (the “fiscal 2016 quarter”). Net sales for the fiscal 2017 quarter at the RF Connector and Cable Assembly segment increased by $579,000, or 30%, to $2.5 million as compared to the fiscal 2016 quarter. Net sales in the fiscal quarter 2016 includes net sales of $86,000 from the Aviel Electronics division, which the Company sold in December 2015. The increase in net sales at the RF Connector and Cable Assembly segment was largely due to increased sales into the DAS market. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consisted of Cables Unlimited, Comnet and Rel-Tech) generated $4.1 million of net sales for fiscal 2017 quarter, a decrease of $0.7 million or 18% when compared to the fiscal 2016 quarter. The decrease in net sales at the Comnet and Cable Unlimited divisions in this segment is primarily is attributable to a continuing industry-wide softening of demand for wireless cabling products used by cell towers and other telecom equipment and cabling infrastructure products. Rel-Tech also has experienced a slowdown in net sales primarily due to certain customers shifting their business to off-shore manufacturers.

The Company’s gross profit as a percentage of sales in the fiscal 2017 quarter decreased by 2% to 28% compared to 30% in the fiscal 2016 quarter. The decrease in gross margins is primarily due to 1) a change in product mix at the Company’s RF Connector and Cable Assembly division and, 2) certain fixed manufacturing costs at the Company’s Custom Cabling Manufacturing and Assembly segment spread over a lower revenue base.

Engineering expenses increased $63,000 for the fiscal 2017 quarter to $224,000 compared to $161,000 for the fiscal 2016 quarter due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased by $400,000, or 18%, during the fiscal 2017 quarter to $2.0 million from $2.4 million in the prior year. The decrease in selling and general expenses was primarily due to the impact of the Company’s cost cutting measures. Also the Company’s current interim President and Chief Executive Officer has agreed to serve for no salary.

The benefit for income taxes was 30% and 45% of loss before income taxes for the three months ended January 31, 2017 and January 31, 2016, respectively. The decrease in the effective income tax rate from period to period was primarily driven by an increased ratio of book income (loss) to discrete benefits from R&D credits related to the change in tax law in both periods.

Income from discontinued operations, net of tax, during the fiscal 2017 quarter was $44,000 compared to a loss of $(38,000) in the fiscal 2016 quarter. All of the income during fiscal quarter 2017 was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division, while the loss for fiscal quarter 2016 was primarily from the discontinuance of the Company’s Bioconnect division. The period for earning royalties from Radiomobile has now expired.

For the fiscal 2017 quarter, the Company incurred an operating loss of $359,000 and a net loss of $194,000, compared to an operating loss from operations of $571,000 and net loss of $353,000 in the fiscal 2016 quarter.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud have been detected. Because of the inherent limitations, we regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, we identified a material weakness where the Company did not have adequate design or operation of internal controls to ensure the timely review of its accounting for certain complex estimates.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2017.

Changes in Internal Control over Financial Reporting

To remediate the material weakness described above and to prevent similar deficiencies in the future, we have initiated and implemented additional controls and procedures to more timely review complex accounting estimates that are provided by third-party subject matter experts. Specifically, the Company has designed and implemented a structured process that includes a formal quarterly closing checklist and timeline that includes a series of formal process and procedures detailing what is required to be completed along with the timeline of when it is to be completed.

Management will continue to evaluate the process and its controls over complex accounting estimates. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting as of January 31, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

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

RF INDUSTRIES, LTD.

Date: March 15, 2017	By:	/s/ Howard Hill
Howard Hill Interim President and Chief Executive Officer

Date: March 15, 2017	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer

