Form 10-Q
period 2017-04-30
R F INDUSTRIES LTD
filed 2017-06-13
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 5, 2017 was 8,835,483.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,317	$5,258
Trade accounts receivable, net of allowance for doubtful accounts of $72 and $62	4,471	4,077
Inventories, net	6,690	6,022
Other current assets	1,459	1,436
TOTAL CURRENT ASSETS	16,937	16,793

Property and equipment:
Equipment and tooling	3,212	3,203
Furniture and office equipment	816	799
	4,028	4,002
Less accumulated depreciation	3,314	3,174
Total property and equipment	714	828

Goodwill	3,219	3,219
Amortizable intangible assets, net	3,324	3,619
Non-amortizable intangible assets	1,237	1,237
Other assets	107	141
TOTAL ASSETS	$25,538	$25,837

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2017	2016
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,910	$1,138
Accrued expenses	2,176	2,770
TOTAL CURRENT LIABILITIES	4,086	3,908

Deferred tax liabilities, net	433	409
Other long-term liabilities	20	128
TOTAL LIABILITIES	4,539	4,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,835,483 shares issued and outstanding at April 30, 2017 and October 31, 2016	88	88
Additional paid-in capital	19,454	19,379
Retained earnings	1,457	1,925
TOTAL STOCKHOLDERS' EQUITY	20,999	21,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,538	$25,837

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Net sales	$7,640	$7,735	$14,257	$14,519
Cost of sales	5,686	5,383	10,445	10,144

Gross profit	1,954	2,352	3,812	4,375

Operating expenses:
Engineering	204	179	428	340
Selling and general	1,684	2,251	3,677	4,684
Totals	1,888	2,430	4,105	5,024

Operating income (loss)	66	(78)	(293)	(649)

Other income (loss)	(2)	28	18	28

Income (loss) from continuing operations before provision (benefit) for income taxes	64	(50)	(275)	(621)
Provision (benefit) for income taxes	30	(119)	(72)	(374)

Income (loss) from continuing operations	34	69	(203)	(247)

Income (loss) from discontinued operations, net of tax	44	(182)	88	(220)

Net income (loss)	$78	$(113)	$(115)	$(467)

Earnings (loss) per share - Basic:

Continuing operations	$0.00	$0.01	$(0.02)	$(0.03)
Discontinued operations	0.01	(0.02)	0.01	(0.02)
Net income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.05)

Earnings (loss) per share - Diluted:

Continuing operations	$0.00	$0.01	$(0.02)	$(0.03)
Discontinued operations	0.01	(0.02)	0.01	(0.02)
Net income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.05)

Weighted average shares outstanding:
Basic	8,834,747	8,759,570	8,882,863	8,738,012
Diluted	8,877,201	8,759,570	8,882,863	8,738,012

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(115)	$(467)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	10	-
Depreciation and amortization	434	528
Stock-based compensation expense	99	102
Loss on disposal of fixed assets	-	40
Deferred income taxes	24	-
Changes in operating assets and liabilities:
Trade accounts receivable	(404)	(36)
Inventories	(668)	(599)
Other current assets	(23)	(684)
Other long-term assets	35	(136)
Accounts payable	772	(399)
Income taxes payable	-	396
Accrued expenses	(595)	(702)
Other long-term liabilities	(107)	-
Net cash used in operating activities	(538)	(1,957)

INVESTING ACTIVITIES:
Proceeds received on notes receivable from stockholder	-	67
Proceeds from sale of fixed assets	-	22
Proceeds from sale of inventory	-	322
Capital expenditures	(26)	(132)
Net cash provided by (used in) investing activities	(26)	279

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	48
Purchase of treasury stock	-	(157)
Excess tax benefit from canceled stock options	(24)	-
Dividends paid	(353)	(787)
Net cash used in financing activities	(377)	(896)

Net decrease in cash and cash equivalents	(941)	(2,574)

Cash and cash equivalents, beginning of period	5,258	7,595

Cash and cash equivalents, end of period	$4,317	$5,021

Supplemental cash flow information – income taxes paid	$1	$165

Noncash investing and financing activities:
Retirement of treasury stock	$-	$157

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2016 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2016 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2016 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three- and six-month periods ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016.

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

Note 2 - Discontinued operations

For the three and six months ended April 30, 2017, the Company recognized approximately $66,000 and $128,000 of royalty income for RadioMobile, which amounts, net after tax, have has been included within discontinued operations. For the three-and six-months ended April 30, 2016, the Company recognized approximately $2,000 of royalty income for the RF Neulink division, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and six months ended April 30, 2017, the Company recognized approximately $10,000 of income from sale of equipment for the Bioconnect division, which has been included within discontinued operations. For the three and six months ended April 30, 2016, the Company recognized approximately $59,000 loss and $99,000 loss for the Bioconnect division, which has been included within discontinued operations.

Note 3 - Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash due upon closing and a $250,000 secured promissory note ($83,000 of which is recorded in other current assets and $63,000 in other assets as of April 30, 2017) with principal and interest (at 5%) payable over a three-year period. Aviel Electronics’ sales and loss from continuing operations before provision for income taxes of $86,000 and $40,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment for the six months ended April 30, 2016.

The sale of the Aviel Electronics division does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, historical results and the sale of Aviel Electronics will be reported in income from continuing operations.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventory carrying value is net of inventory reserves of $676,000 and $500,000 at April 30, 2017 and October 31, 2016, respectively. Inventories consist of the following (in thousands):

	April 30, 2017	October 31, 2016

Raw materials and supplies	$2,880	$2,642
Work in process	330	279
Finished goods	3,480	3,101

Totals	$6,690	$6,022

Purchases of inventory from one major vendor for the three months ended April 30, 2017 represented 14% of inventory purchases. No vendor accounted for greater than 10% of inventory purchases for the six months ended April 30, 2017. No vendor accounted for greater than 10% of inventory purchases for the three months ended April 30, 2016. Purchases of inventory from one major vendor during the six months ended April 30, 2016 represented 10% of total inventory purchases. The Company has arrangements with its vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2017	October 31, 2016

Prepaid taxes	$899	$871
Prepaid expense	381	347
Notes receivable, current portion	83	83
Other	96	135

Totals	$1,459	$1,436

Long-term portion of notes receivable of $63,000 is recorded in other assets.

Note 6 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 1,003,854 and 899,820 for the three months ended April 30, 2017 and 2016, respectively, and 1,003,854 and 868,524 for the six months ended April 30, 2017 and 2016, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Weighted average shares outstanding for basic earnings per share	8,834,747	8,759,570	8,882,863	8,738,012

Add effects of potentially dilutive securities-assumed exercise of stock options	42,454	-	-	-

Weighted average shares outstanding for diluted earnings per share	8,877,201	8,759,570	8,882,863	8,738,012

Note 7 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. The Company satisfies the exercise of options by issuing previously unissued common shares.  No options were granted to Company employees during the three and six months ended April 30, 2017 and 2016.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2017 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2016	1,007,851	$4.07
Options granted	309,356	$1.50
Options canceled or expired	(163,353)	$3.80
Options outstanding at April 30, 2017	1,153,854	$3.42
Options exercisable at April 30, 2017	807,735	$3.52
Options vested and expected to vest at April 30, 2017	1,151,823	$3.42

Weighted average remaining contractual life of options outstanding as of April 30, 2017: 4.04 years

Weighted average remaining contractual life of options exercisable as of April 30, 2017: 3.26 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2017: 4.04 years

Aggregate intrinsic value of options outstanding at April 30, 2017: $107,000

Aggregate intrinsic value of options exercisable at April 30, 2017: $92,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2017: $107,000

As of April 30, 2017, $311,000 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 3.01 years.

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

Stock option expense

During the six months ended April 30, 2017 and 2016, stock-based compensation expense totaled $99,000 and $102,000, respectively. During the three months ended April 30, 2017 and 2016, stock-based compensation expense totaled $48,000 and $51,000, respectively. For the six months ended April 30, 2017 and 2016, stock-based compensation classified in cost of sales amounted to $6,000 and $17,000, respectively, and stock-based compensation classified in selling and general expense amounted to $93,000 and $85,000, respectively.

Note 8 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2017, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.1 million.

Two customers accounted for approximately 15% and 14% of the Company’s net sales for the six-month period ended April 30, 2017. Of the two customers, one accounted for approximately 15% of the Company’s net sales for the six-month period ended April 30, 2016. The same customers accounted for approximately 16% and 17% of the Company’s net sales for the three months ended April 30, 2017 and one customer accounted for approximately 15% of the Company’s net sales for the three months ended April 30, 2016. At April 30, 2017, these customers’ accounts receivable balance accounted for approximately 16% and 24% of the total net accounts receivable balance. At October 31, 2016, one of the customer’s accounts receivable balance accounted for approximately 20% of the Company’s total net accounts receivable balances. Although these customers have been ongoing major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of April 30, 2017, the Company has two segments: 1) RF Connector and Cable Assembly and 2) Custom Cabling Manufacturing and Assembly based upon this evaluation.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six months ended April 30, 2017 and 2016 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

United States	$7,418	$7,603	$13,954	$14,095
Foreign countries:
Canada	130	75	176	146
Israel	-	-	-	62
Mexico	70	52	77	149
All other	22	5	50	67
	222	132	303	424

Totals	$7,640	$7,735	$14,257	$14,519

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the three months ended April 30, 2017 and 2016 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2017
Net sales	$2,607	$5,033	$-	$7,640
Income (loss) from continuing operations before provision (benefit) for income taxes	102	(36)	(2)	64
Depreciation and amortization	41	173	-	214

2016
Net sales	$2,079	$5,656	$-	$7,735
Income (loss) from continuing operations before provision (benefit) for income taxes	(250)	172	28	(50)
Depreciation and amortization	51	211	-	262

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2017 and 2016 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2017
Net sales	$5,142	$9,115	$-	$14,257
Income (loss) from continuing operations before provision (benefit) for income taxes	83	(376)	18	(275)
Depreciation and amortization	88	346	-	434

2016
Net sales	$4,036	$10,483	$-	$14,519
Income (loss) from continuing operations before provision (benefit) for income taxes	(664)	15	28	(621)
Depreciation and amortization	97	431	-	528

Note 10 - Income tax provision

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

The provision (benefit) for income taxes was 47% and (238)% of income (loss) before income taxes for the three months ended April 30, 2017 and 2016, respectively, and 26% and 60% of income (loss) from before income taxes for the six months ended April 30, 2017 and 2016, respectively. The change in the effective income tax rate from period to period was primarily driven by a decrease to the Company’s full year financial forecast.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The total amount of unrecognized tax benefits was $0 as of April 30, 2017 and October 31, 2016.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of April 30, 2017 and October 31, 2016. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the six months ended April 30, 2017.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2017	October 31, 2016
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(292)	(273)
	18	37

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(1,915)	(1,644)
	3,184	3,455

Patents (estimated life 14 years)	142	142
Accumulated amortization	(20)	(15)
	122	127

Totals	$3,324	$3,619

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

Amortization expense for the six-months ended April 30, 2017 and the year-ended October 31, 2016 was $295,000 and $649,000, respectively.

Note 12 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	April 30, 2017	October 31, 2016

Wages payable	$690	$941
Accrued receipts	712	578
Earn-out liability	396	707
Other current liabilities	378	544

Totals	$2,176	$2,770

Accrued receipts represent purchased inventory for which invoices have not been received.

Non-current portion of earn-out liability of $20,000 is recorded in other long-term liabilities.

Note 13 - Former line of credit

From May 2015 until September 2016, the Company had a $5 million line of credit available to it from its bank. The Company did not use the line of credit and, effective September 8, 2016, the Company terminated the line of credit.

Note 14 - Commitments

In April 2014, the Company amended its lease for its facility in San Diego, California, extending the term of the lease and reducing its square footage. The amended lease was scheduled to expire in March 2017; however, on January 26, 2017, the term of the lease was extended until July 31, 2022, and the rental payments increased $2,596 per month from $20,125 to $22,721 per month. The minimum annual rentals are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

The Cables Unlimited division leases an approximately 12,000 square foot facility located in Yaphank, New York. In April 2016, the lease was extended until June 30, 2017. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited.

The Comnet Telecom division leases approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s monthly rent expense under the leases is approximately $11,655 per month for these facilities, and the leases expire in September 2017.

The Rel-Tech Electronic division leases approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s net monthly rent expense under the lease is approximately $8,307 per month for these facilities, and the leases expires in August 2017.

Note 15 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended April 30, 2017 and 2016 for a total of $177,000 and $177,000, respectively. The Company paid dividends of $0.04 per share during the six months ended April 30, 2017 for a total of $353,000. The Company paid dividends of $0.02 and $0.07 per share during the six months ended April 30, 2016 for a total of $787,000.

Note 16 - Subsequent events

At its June 9, 2017 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on July 14, 2017 to stockholders of record on June 30, 2017.

In addition, the Board of Directors also approved the extension of the Company’s lease at its current terms, as described above, with Cables Unlimited until June 30, 2018.

On June 5, 2017, the Company amended its lease for its facility in San Diego, California, increasing its square footage by 2,321 from 19,587 to 21,908. The amended lease expires July 31, 2022, and the rental payments increased $2,692 per month for the first year from $22,721 to $25,413 per month.

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

If a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated deferred tax asset for those instruments is considered an excess tax benefit, and is recognized as additional paid-in capital. If the tax deduction is less than the cumulative book compensation cost, the tax effect of the resulting difference is charged first to additional paid-in capital, to the extent of the available pool of windfall tax benefits, with any remainder recognized in income tax expense.

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

For the first time in over two decades, the Company experienced an annual net loss in the fiscal year ended October 31, 2016. Also, for the first time during that period, the Company had negative cash flow from its operations. This trend, and some of the reasons for the decline in business, also impacted the Company’s fiscal period ended April 30, 2017. The Company believes that, as a result of the continuing change in the wireless marketplace, there has been a decreased demand for certain of the Company’s wireless products (including in particular for the Company’s wireless cabling products used by cell towers). During the past few years, the Company benefitted from the demand for the products it sold to wireless service providers who were updating their networks to 4G technologies. Now that much of that upgrading work has been completed, the demand for the Company’s products has softened, resulting in lower sales and narrower gross margins. The decrease in sales was particularly significant in the Company’s Cables Unlimited subsidiary as demand for its Optiflex and other cell tower solutions decreased. The slowdown in the wireless marketplace also resulted in decreased sales at the Company’s Comnet Telecom subsidiary which manufactures and distributes telecom equipment and cabling infrastructure products used by telecommunications carriers, co-location service companies, and other telecommunication and data center companies in the U.S. across multiple industries. The Company’s Rel-Tech subsidiary, which designs and manufactures cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers, also has experienced a slowdown due to certain customers shifting their business to off-shore manufacturers.

During this slowdown the Company continues to actively manage its operations to return to continued profitability including emphasizing its marketing and sales efforts in the public safety sector of the Distributed Area Systems (“DAS”) market where the Company has seen a significant increase in sales in this sector during the six months ended April 30, 2017. In addition, the Company continues its efforts to increase efficiencies and reduce costs wherever possible which has resulted in a significant decrease in its operating expenses during the six months ended April 30, 2017.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of April 30, 2017, the Company had cash and cash equivalents equal to $4.3 million.

·	As of April 30, 2017, the Company had $16.9 million in current assets and $4.1 million in current liabilities.

As of April 30, 2017, the Company had a total of $4.3 million of cash and cash equivalents compared to a total of $5.3 million of cash and cash equivalents as of October 31, 2016. As of April 30, 2017, the Company had working capital of $12.9 million and a current ratio of approximately 4.1:1.

The Company used cash of $0.5 million in operating activities during the six-month period ended April 30, 2017 due in part to a net loss of $115,000, the increased purchase of additional inventories and other current assets, and payment of certain accrued expenses. The decrease in accrued expenses was primarily due to the $496,000 of accrued earn-out and incentive bonus that were paid in the first quarter of the current fiscal year to the President of the Comnet division, as well as $95,000 for severance and other payroll related costs to a former CEO. These increased payments were partially offset by noncash charges such as $434,000 for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro and $99,000 of stock-based compensation expense.

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

During the three- and six-month periods ended April 30, 2017, the Company paid a total of $177,000 and $353,000 ($0.02 and $0.04 per common share) of dividends to its stockholders, respectively.

Results of Operations

Three Months Ended April 30, 2017 vs. Three Months Ended April 30, 2016

Net sales of $7.6 million decreased by 1% or $94,000 for the three months ended April 30, 2017 (the “fiscal 2017 quarter”) when compared to the three months ended April 30, 2016 (the “fiscal 2016 quarter”). Net sales for the fiscal 2017 quarter at the RF Connector and Cable Assembly segment increased by $528,000, or 25%, to $2.6 million as compared to the fiscal 2016 quarter. The increase in net sales at the RF Connector and Cable Assembly segment was largely due to increased sales into the DAS market. The Company’s “Custom Cabling Manufacturing and Assembly” segment (which consisted of Cables Unlimited, Comnet and Rel-Tech) generated $5.0 million of net sales for fiscal 2017 quarter, a decrease of $0.6 million or 11% when compared to the fiscal 2016 quarter. The decrease in net sales at the Cables Unlimited division in this segment is primarily attributable to a continuing industry-wide softening of demand for wireless cabling products used by cell towers and other telecom equipment and cabling infrastructure products. Rel-Tech also has experienced a slowdown in net sales primarily due to certain customers shifting their business to off-shore manufacturers.

The Company’s gross profit as a percentage of sales in the fiscal 2017 quarter decreased by 4% to 26% compared to 30% in the fiscal 2016 quarter. The decrease in gross margins is primarily due to 1) a change in product mix at the Company’s RF Connector and Cable Assembly division and, 2) certain fixed manufacturing costs at the Company’s Custom Cabling Manufacturing and Assembly segment spread over a lower revenue base.

Engineering expenses increased $25,000 for the fiscal 2017 quarter to $204,000 compared to $179,000 for the fiscal 2016 quarter due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred in the development of new products.

Selling and general expenses decreased by $567,000, or 25%, during the fiscal 2017 quarter to $1.7 million from $2.3 million in the prior year. The decrease in selling and general expenses was primarily due to the impact of the Company’s cost cutting measures. Also the Company’s current interim President and Chief Executive Officer has agreed to serve for no salary. Fiscal 2016 quarter included a one-time payment of a $100,000 bonus paid to the retiring founder, and former CEO of the Company for over 35 years’ of service.

The provision (benefit) for income taxes was 47% and (238)% of income (loss) before income taxes for the three months ended April 30, 2017 and 2016, respectively. The change in the effective income tax rate from period to period was primarily driven by a decrease to the Company’s full year financial forecast.

Income from discontinued operations, net of tax, during the fiscal 2017 quarter was $44,000 compared to a loss of $(182,000) in the fiscal 2016 quarter. All of the income during fiscal quarter 2017 was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division, while the loss for fiscal quarter 2016 was primarily from the discontinuance of the Company’s Bioconnect division. The period for earning royalties from RadioMobile has now expired.

For the fiscal 2017 quarter, the Company had operating income of $66,000 and a net income of $78,000, compared to an operating loss from operations of $78,000 and net loss of $113,000 in the fiscal 2016 quarter.

Six Months Ended April 30, 2017 vs. Six Months Ended April 30, 2016

Net sales of $14.3 million decreased by 2% or $262,000 for the six months ended April 30, 2017 when compared to the six months ended April 30, 2016. Net sales for the six months ended April 30, 2017 at the RF Connector and Cable Assembly segment increased by $1.1 million, or 27%, to $5.1 million as compared to $4.0 million for the six months ended April 30, 2016. The increase in net sales at the RF Connector and Cable Assembly segment was largely due to increased sales into the DAS market. Net sales for the six months ended April 30, 2016 includes net sales of $86,000 from the Aviel Electronics division, which the Company sold in December 2015. The Company’s “Custom Cabling Manufacturing and Assembly” segment generated $9.1 million of net sales for the six months ended April 30, 2017, a decrease of $1.4 million or 13% when compared to the six months ended April 30, 2016. The decrease in net sales at the Comnet and Cable Unlimited divisions in this segment is primarily attributable to a continuing industry-wide softening of demand for wireless cabling products used by cell towers and other telecom equipment and cabling infrastructure products. Rel-Tech also has experienced a slowdown in net sales primarily due to certain customers shifting their business to off-shore manufacturers.

The Company’s gross profit as a percentage of sales in the six months ended April 30, 2017 decreased by 3% to 27% compared to 30% in the six months ended April 30, 2016. The decrease in gross margins is primarily due to 1) a change in product mix at the Company’s RF Connector and Cable Assembly division and, 2) certain fixed manufacturing costs at the Company’s Custom Cabling Manufacturing and Assembly segment spread over a lower revenue base.

Engineering expenses increased $88,000 for the six months ended April 30, 2017 to $428,000 compared to $340,000 for the six months ended April 30, 2016 quarter due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred in the development of new products.

Selling and general expenses decreased by $1.0 million, or 22%, during the six months ended April 30, 2017 to $3.7 million from $4.7 million in the prior period. The decrease in selling and general expenses was primarily due to the impact of the Company’s cost cutting measures. Also the Company’s current interim President and Chief Executive Officer has agreed to serve for no salary. The six months ended April 30, 2016 included a one-time payment of a $100,000 bonus paid to the retiring founder, and former CEO of the Company for over 35 years’ of service.

The benefit for income taxes was 26% and 60% of loss before income taxes for the six months ended April 30, 2017 and 2016, respectively. The change in the effective income tax rate from period to period was primarily driven by a decrease to the Company’s full year financial forecast.

Income from discontinued operations, net of tax, during the six months ended April 30, 2017 was $88,000 compared to a loss of $(220,000) in the prior year. All of the income during the six months ended April 30, 2017 was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division, while the loss for the six months ended April 30, 2016 was primarily from the discontinuance of the Company’s Bioconnect division. The period for earning royalties from Radiomobile has now expired.

For the six months ended April 30, 2017, the Company incurred an operating loss of $293,000 and a net loss of $115,000, compared to an operating loss from operations of $649,000 and net loss of $467,000 in the prior period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2017.

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

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting as of April 30, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this report, we are not subject to any proceeding that is not in the ordinary course of business or that is material to the financial condition of our business.

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

RF INDUSTRIES, LTD.

Date: June 13, 2017	By:	/s/ Howard Hill
Interim President and Chief Executive Officer

Date: June 13, 2017	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer

