Form 10-Q
period 2017-07-31
R F INDUSTRIES LTD
filed 2017-09-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 8, 2017 was 8,852,246.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,498	$5,258
Trade accounts receivable, net of allowance for doubtful accounts of $72 and $62	3,793	4,077
Inventories, net	6,482	6,022
Other current assets	730	1,436
TOTAL CURRENT ASSETS	16,503	16,793

Property and equipment:
Equipment and tooling	3,228	3,203
Furniture and office equipment	818	799
	4,046	4,002
Less accumulated depreciation	3,381	3,174
Total property and equipment	665	828

Goodwill	3,219	3,219
Amortizable intangible assets, net	3,177	3,619
Non-amortizable intangible assets	1,237	1,237
Other assets	90	141
TOTAL ASSETS	$24,891	$25,837

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2017	2016
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,224	$1,138
Accrued expenses	2,133	2,770
TOTAL CURRENT LIABILITIES	3,357	3,908

Deferred tax liabilities, net	433	409
Other long-term liabilities	-	128
TOTAL LIABILITIES	3,790	4,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,852,246 and 8,835,483 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively	89	88
Additional paid-in capital	19,540	19,379
Retained earnings	1,472	1,925
TOTAL STOCKHOLDERS' EQUITY	21,101	21,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,891	$25,837

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Net sales	$7,808	$7,640	$22,065	$22,159
Cost of sales	5,592	5,513	16,038	15,657

Gross profit	2,216	2,127	6,027	6,502

Operating expenses:
Engineering	215	217	643	557
Selling and general	1,817	2,577	5,493	7,261
Totals	2,032	2,794	6,136	7,818

Operating income (loss)	184	(667)	(109)	(1,316)

Other income (loss)	5	(32)	23	(4)

Income (loss) from continuing operations before provision (benefit) for income taxes	189	(699)	(86)	(1,320)
Provision (benefit) for income taxes	18	45	(54)	(330)

Income (loss) from continuing operations	171	(744)	(32)	(990)

Income (loss) from discontinued operations, net of tax	21	147	109	(74)

Net income (loss)	$192	$(597)	$77	$(1,064)

Earnings (loss) per share - Basic:

Continuing operations	$0.02	$(0.08)	$0.00	$(0.11)
Discontinued operations	0.00	0.01	0.01	(0.01)
Net income (loss) per share	$0.02	$(0.07)	$0.01	$(0.12)

Earnings (loss) per share - Diluted:

Continuing operations	$0.02	$(0.08)	$0.00	$(0.11)
Discontinued operations	0.00	0.01	0.01	(0.01)
Net income (loss) per share	$0.02	$(0.07)	$0.01	$(0.12)

Weighted average shares outstanding:
Basic	8,838,027	8,834,747	8,835,852	8,770,375
Diluted	8,915,794	8,834,747	8,886,395	8,770,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$77	$(1,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	10	17
Depreciation and amortization	649	769
Stock-based compensation expense	161	156
Loss on disposal of fixed assets	-	61
Deferred income taxes	24	-
Changes in operating assets and liabilities:
Trade accounts receivable	274	(351)
Inventories	(460)	115
Other current assets	706	(797)
Other long-term assets	51	(116)
Accounts payable	86	(320)
Accrued expenses	(637)	(545)
Other long-term liabilities	(128)	-
Net cash provided by (used in) operating activities	813	(2,075)

INVESTING ACTIVITIES:
Proceeds received on notes receivable from stockholder	-	67
Proceeds from sale of fixed assets	-	22
Proceeds from sale of inventory	-	322
Capital expenditures	(44)	(368)
Net cash (used in) provided by investing activities	(44)	43

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25	48
Excess tax provision (benefit) from exercise of stock options	(24)	159
Purchase of treasury stock	-	(157)
Dividends paid	(530)	(964)
Net cash used in financing activities	(529)	(914)

Net increase (decrease) in cash and cash equivalents	240	(2,946)

Cash and cash equivalents, beginning of period	5,258	7,595

Cash and cash equivalents, end of period	$5,498	$4,649

Supplemental cash flow information – income taxes paid	$31	$165

Noncash investing and financing activities:
Retirement of treasury stock	$-	$157

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and three wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2016 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2016 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2016 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three- and nine-month periods ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015. This ASU affected the Company’s disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance prospectively and it did not have a material impact on its consolidated balance sheets.

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

In January 2017, the Financial Accounting Standards Board issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments in this update, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the carrying amount which exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

Note 2 - Discontinued operations

For the three and nine months ended July 31, 2017, the Company recognized approximately $34,000 and $162,000 of royalty income for RadioMobile, respectively, which amounts, net after tax, have been included within discontinued operations. For the three and nine months ended July 31, 2016, the Company recognized approximately $19,000 and $20,000 of royalty income for RF Neulink and RadioMobile, respectively, which amounts, net after tax, have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure was part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and nine months ended July 31, 2017, the Company recognized approximately $0 and $10,000 of income from sale of equipment for the Bioconnect division, respectively, which has been included within discontinued operations. For the three and nine months ended July 31, 2016, the Company recognized approximately $129,000 of income, net of tax and $94,000 of loss, net of tax, for the Bioconnect division, respectively, which amounts have been included within discontinued operations.

Note 3 - Sale of Aviel Electronics division

On December 22, 2015, the Company sold the assets of its Aviel Electronics division at a gain of approximately $35,000. The terms of the sale included $150,000 cash paid at the closing and the delivery of a $250,000 secured promissory note ($83,000 of which is recorded in other current assets and $42,000 in other assets as of July 31, 2017) with principal and interest (at 5%) payable over a three-year period. Aviel Electronics’ sales and loss from continuing operations before benefit for income taxes of $86,000 and $40,000, respectively, were included in the Company’s RF Connector and Cable Assembly segment for the nine months ended July 31, 2016.

The sale of the Aviel Electronics division does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, historical results and the sale of Aviel Electronics are reported in income (loss) from continuing operations.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventory carrying value is net of inventory reserves of $792,000 and $500,000 at July 31, 2017 and October 31, 2016, respectively. Inventories consist of the following (in thousands):

	July 31, 2017	October 31, 2016

Raw materials and supplies	$2,725	$2,642
Work in process	417	279
Finished goods	3,340	3,101

Totals	$6,482	$6,022

Purchases of inventory from one major vendor for the three months ended July 31, 2017 represented 11% of inventory purchases. No vendor accounted for greater than 10% of inventory purchases for the nine months ended July 31, 2017. No vendor accounted for greater than 10% of inventory purchases for the three months ended July 31, 2016. Purchases of inventory from one major vendor during the nine months ended July 31, 2016 represented 10% of total inventory purchases. The Company has arrangements with its vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2017	October 31, 2016

Prepaid taxes	$218	$871
Prepaid expense	351	347
Notes receivable, current portion	83	83
Other	78	135

Totals	$730	$1,436

Long-term portion of notes receivable of $42,000 is recorded in other assets.

Note 6 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 812,244 and 1,022,970 for the three months ended July 31, 2017 and 2016, respectively, and 1,104,837 and 1,084,419 for the nine months ended July 31, 2017 and 2016, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Weighted average shares outstanding for basic earnings per share	8,838,027	8,834,747	8,835,852	8,770,375

Add effects of potentially dilutive securities-assumed exercise of stock options	77,767	-	50,543	-

Weighted average shares outstanding for diluted earnings per share	8,915,794	8,834,747	8,886,395	8,770,375

Note 7 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. On July 17, 2017, the Company granted 100,000 incentive stock options to its newly hired President and Chief Executive Officer. These options, which expire in ten years from the date of grant, vested as to 10,000 shares on the date of grant and thereafter as to 10,000 shares per annum over the remaining nine years of the grant. These were the only options granted to employees during the three and nine months ended July 31, 2017. During the three and nine months ended July 31, 2016, the Company granted 20,000 incentive stock options to an employee. These options are exercisable equally over three years and expire in five years from date of grant.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the nine months ended July 31, 2017 and 2016 was estimated to be $1.60 and $3.36, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Risk-free interest rate	1.20%	0.70%
Dividend yield	5.00%	2.38%
Expected life of the option	4.31 years	3.0 years
Volatility factor	43.3%	28.7%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2017 and 2016 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

The Company satisfies the exercise of options by issuing previously unissued common shares.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2017 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2016	1,007,851	$4.07
Options granted	434,068	$1.60
Options exercised	(16,763)	$1.50
Options canceled or expired	(170,653)	$3.84
Options outstanding at July 31, 2017	1,254,503	$3.28
Options exercisable at July 31, 2017	900,419	$3.33
Options vested and expected to vest at July 31, 2017	1,253,107	$3.28

Weighted average remaining contractual life of options outstanding as of July 31, 2017: 4.32 years

Weighted average remaining contractual life of options exercisable as of July 31, 2017: 3.31 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2017: 4.32 years

Aggregate intrinsic value of options outstanding at July 31, 2017: $224,000

Aggregate intrinsic value of options exercisable at July 31, 2017: $194,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2017: $224,000

As of July 31, 2017, $319,000 of expense with respect to nonvested share-based arrangements has yet to be recognized and is expected to be recognized over a weighted average period of 5.11 years.

Effective for the fiscal year ending October 31, 2017, non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. Previously, for the fiscal year ended October 31, 2016, non-employee directors received $30,000 annually. During the quarter ended January 31, 2017, the Company granted each of its four non-employee directors 77,339 options. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($0.32 per share). These options vest ratably over fiscal year 2017. On June 9, 2017, the Company’s Board of Directors appointed Gerald Garland to serve as a director. Mr. Garland received a prorated portion of the compensation paid by the Company. The number of stock options granted to Mr. Garland was determined by dividing $9,863 (the portion of his director fee for the year ending October 31, 2017) by the fair value of a stock option grant using the Black-Scholes model ($0.40 per share). These options vest ratably over the remaining portion of fiscal year 2017.

Stock option expense

During the nine months ended July 31, 2017 and 2016, stock-based compensation expense totaled $161,000 and $156,000, respectively. During the three months ended July 31, 2017 and 2016, stock-based compensation expense totaled $62,000 and $54,000, respectively. For the nine months ended July 31, 2017 and 2016, stock-based compensation classified in cost of sales amounted to $9,000 and $26,000, respectively, and stock-based compensation classified in selling and general expense amounted to $152,000 and $130,000, respectively.

Note 8 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2017, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $4.6 million.

Two customers accounted for approximately 18% and 13% of the Company’s net sales for the nine-month period ended July 31, 2017. Of the two customers, one accounted for approximately 15% of the Company’s net sales for the nine-month period ended July 31, 2016. The same customers accounted for approximately 22% and 11% of the Company’s net sales for the three months ended July 31, 2017 and one customer accounted for approximately 16% of the Company’s net sales for the three months ended July 31, 2016. At July 31, 2017, these customers’ accounts receivable balance accounted for approximately 26% and 10% of the total net accounts receivable balance. Although these customers have been ongoing major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of July 31, 2017, the Company has two segments based upon this evaluation: 1) RF Connector and Cable Assembly and 2) Custom Cabling Manufacturing and Assembly based.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine months ended July 31, 2017 and 2016 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

United States	$7,603	$7,441	$21,557	$21,536
Foreign countries:
Canada	180	90	356	236
Israel	-	1	-	63
Mexico	-	85	77	234
All other	25	23	75	90
	205	199	508	623

Totals	$7,808	$7,640	$22,065	$22,159

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the three months ended July 31, 2017 and 2016 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2017
Net sales	$2,964	$4,844	$-	$7,808
Income from continuing operations before benefit for income taxes	153	31	5	189
Depreciation and amortization	43	172	-	215

	Cable Assembly	Assembly	Corporate	Total
2016
Net sales	$2,576	$5,064	$-	$7,640
Loss from continuing operations before benefit for income taxes	(541)	(126)	(32)	(699)
Depreciation and amortization	49	192	-	241

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the nine months ended July 31, 2017 and 2016 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2017
Net sales	$8,106	$13,959	$-	$22,065
Income (loss) from continuing operations before provision (benefit) for income taxes	236	(345)	23	(86)
Depreciation and amortization	131	518	-	649

	Cable Assembly	Assembly	Corporate	Total
2016
Net sales	$6,611	$15,548	$-	$22,159
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,243)	(111)	34	(1,320)
Depreciation and amortization	146	623	-	769

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

The provision (benefit) for income taxes was 10% and (6)% of income (loss) before income taxes for the three months ended July 31, 2017 and 2016, respectively, and 63% and 25% of income (loss) before income taxes for the nine months ended July 31, 2017 and 2016, respectively. The change in the effective income tax rate from period to period was primarily driven by a decrease to the Company’s full year financial forecast.

The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The total amount of unrecognized tax benefits was $0 as of July 31, 2017 and October 31, 2016.

The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2017 and October 31, 2016. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the nine months ended July 31, 2017.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2017	October 31, 2016
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(301)	(273)
	9	37

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(2,051)	(1,644)
	3,048	3,455

Patents (estimated life 14 years)	142	142
Accumulated amortization	(22)	(15)
	120	127

Totals	$3,177	$3,619

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

Note 12 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2017	October 31, 2016

Wages payable	$743	$941
Accrued receipts	532	578
Earn-out liability	432	707
Other current liabilities	426	544

Totals	$2,133	$2,770

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 13 - Former line of credit

From May 2015 until September 2016, the Company had a $5 million line of credit available to it from its bank. The Company did not use the line of credit and, effective September 8, 2016, the Company terminated the line of credit.

Note 14 - Commitments

On June 5, 2017, the Company entered into a fifth amendment to its lease for its facility in San Diego, California. Prior to the amendment, the Company had intended to surrender approximately 2,321 square feet of warehouse space (known as “Suite 5200”) that the Company was renting as part of its lease in San Diego. Under the amendment, the Company will retain Suite 5200, which will be used as warehouse space by Comnet Telecom. In January 2017, the Company entered into a fourth amendment to the lease in order to increase its leased space by approximately 1,940 square feet of additional space in San Diego with the intention of surrendering Suite 5200. As a result of entering into the fifth amendment to the lease, including the additional space the Company leased in January 2017, the Company now leases a total of approximately 21,908 square feet of office, warehouse and manufacturing space at its San Diego location. The term of the fourth amendment to the lease was extended until July 31, 2022, and the rental payments increased $2,596 per month from $20,125 to $22,721 per month. Rent for this lease was abated for the months of May through August 2017. The term of the fifth amendment also expires July 31, 2022 and the rental payments are $2,693 per month. Rent for this lease was abated for the month of June 2017. The minimum annual rentals are being charged to expense on a straight-line basis over the lease term. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K & K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York. Under the amendment, the parties agreed that the term of the lease shall be extended one year to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remained at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited.

On June 25, 2017, the Comnet Telecom division entered into an amendment to its lease for approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s current monthly rent expense under the leases is approximately $6,563 per month and, effective October 31, 2017, will increase to $8,542 per month for these facilities. The amended lease expires in September 2022.

On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s current net monthly rent expense under the lease is approximately $8,307 per month and, effective September 1, 2017, will increase to $8,707 per month for these facilities. The new lease expires in August 2019.

Note 15 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended July 31, 2017 and 2016 for a total of $177,000 and $177,000. The Company paid aggregate dividends of $0.06 per share during the nine months ended July 31, 2017 for a total of $530,000. The Company paid aggregate dividends of $0.11 per share during the nine months ended July 31, 2016 for a total of $964,000.

Note 16 - Subsequent events

At its September 8, 2017 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on October 15, 2017 to stockholders of record on September 30, 2017.

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

Long-Lived Assets Including Goodwill

The Company assesses property, plant and equipment and intangible assets, which are considered definite-lived assets, for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment.

We test our goodwill and trademarks and indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

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

For the first time in over two decades, in the fiscal year ended October 31, 2016 the Company experienced an annual net loss. The fiscal year loss was primarily the result of (i) some extraordinary costs and charges, (ii) changes in certain sectors of the Company’s markets, and (iii) increased operating costs related to the Company’s various operations in five states. The extraordinary costs and charges incurred in fiscal 2016 included, among others, a $2,789,000 non-cash charge related to the impairment of the goodwill and tradename of the Company’s Cables Unlimited subsidiary and $0.3 million of professional fees and expenses the Company incurred in connection with an abandoned business combination transaction. To date, the Company has not experienced any material extraordinary costs in fiscal 2017. In order to address the changes in the Company’s marketplace, the Company has focused its marketing and sales efforts, in particular in the rapidly growing Distributed Area Systems (“DAS”) market. As a result of these increased marketing efforts, the Company has seen a significant increase in sales during the nine months ended July 31, 2017, including in the sale of higher margin DAS products. The Company has also implemented stricter cost control measures and rationalized some of its operations. These controls have resulted in a significant decrease in the Company’s operating expenses during the nine months ended July 31, 2017. The lack of extraordinary costs/charges and the combination of increased sales and lower costs, have returned the Company to profitability for both the fiscal quarter and nine-month period ended July 31, 2017.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations will be sufficient during the current fiscal year based on the following:

·	As of July 31, 2017, the Company had cash and cash equivalents equal to $5.5 million.

·	As of July 31, 2017, the Company had $16.5 million in current assets and $3.4 million in current liabilities.

As of July 31, 2017, the Company had a total of $5.5 million of cash and cash equivalents compared to a total of $5.3 million of cash and cash equivalents as of October 31, 2016. As of July 31, 2017, the Company had working capital of $13.1 million and a current ratio of approximately 4.9:1.

The Company generated cash of $0.2 million during the nine-month period ended July 31, 2017 due largely to $0.8 million of cash generated from operations. The increase in cash from operations was primarily due to net income of $77,000, income tax refunds of $0.7 million, strong collections of accounts receivables ($0.3 million), noncash charges of $0.6 million for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro and $0.2 million of stock-based compensation expense. The increase was partially offset by increased purchase of additional inventories ($0.5 million) and the payment of certain accrued expenses. The decrease in accrued expenses was primarily due to the $0.5 million of accrued earn-out and incentive bonus that was paid in the first quarter of the current fiscal year to the President of the Comnet division, as well as $0.1 million for severance and other payroll related costs to a former CEO.

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

During the three- and nine-month periods ended July 31, 2017, the Company paid a total of $177,000 ($0.02 per common share) and $530,000 ($0.06 per common share) of dividends to its stockholders, respectively.

Results of Operations

Three Months Ended July 31, 2017 vs. Three Months Ended July 31, 2016

Net sales of $7.8 million increased by 2% or $0.2 million for the three months ended July 31, 2017 (the “fiscal 2017 quarter”) when compared to $7.6 million for the three months ended July 31, 2016 (the “fiscal 2016 quarter”). Net sales for the fiscal 2017 quarter at the RF Connector and Cable Assembly segment increased by $0.4 million, or 15%, to $3.0 million as compared to $2.6 million for the fiscal 2016 quarter. The increase in net sales at the RF Connector and Cable Assembly segment was largely due to increased sales into the DAS market. The Company’s Custom Cabling Manufacturing and Assembly segment generated $4.8 million of net sales for fiscal 2017 quarter, a decrease of $0.2 million or 4% when compared to $5.0 million for the fiscal 2016 quarter. The decrease in net sales in this segment was largely attributable to a temporary slowdown in demand for this segment’s data center products and services. This decrease was partially offset by an increase in this segment’s fiber optic, cable assemblies and wiring harnesses products and services.

The Company’s gross profit as a percentage of sales of 28% in the fiscal 2017 quarter was substantially unchanged compared to the fiscal 2016 quarter. Engineering expenses were substantially unchanged in the fiscal 2017 quarter compared to the fiscal 2016 quarter. Engineering expenses represent costs incurred in the development of new products.

Selling and general expenses decreased by $0.8 million, or 29%, during the fiscal 2017 quarter to $1.8 million from $2.6 million in the prior year. The decrease in selling and general expenses was primarily due to the impact of the Company’s cost cutting measures. In addition, prior to the hiring of its new President and Chief Executive Officer on July 17, 2017, the Company’s previous interim President and Chief Executive Officer agreed to serve for no salary. The comparable quarter in fiscal 2016 quarter included a one-time expense of $0.3 million for professional fees and other expenses related to costs in anticipation of a strategic transaction.

For the three months ended July 31, 2017 and July 31, 2016, respectively, the Company had a provision for income taxes at a rate of 10% and 6% of its net income. The change in the effective income tax rate from period to period was primarily driven by an increase to the Company’s full year financial forecast.

Income from discontinued operations, net of tax, during the fiscal 2017 quarter was $21,000 compared to $147,000 in the fiscal 2016 quarter. The income from discontinued operations, net of tax, during fiscal quarter 2017 resulted from for royalty payments received for the sale of the Company’s RadioMobile division, while income during fiscal quarter 2016 was primarily from the discontinuance of the Company’s Bioconnect division. The period for earning royalties from RadioMobile has now expired.

For the fiscal 2017 quarter, the Company had operating income of $184,000 and a net income of $192,000, compared to an operating loss from operations of $667,000 and net loss of $597,000 in the fiscal 2016 quarter.

Nine Months Ended July 31, 2017 vs. Nine Months Ended July 31, 2016

Net sales of $22.1 million remained relatively flat for the nine months ended July 31, 2017 when compared to $22.2 million for the nine months ended July 31, 2016. Net sales for the nine months ended July 31, 2017 at the RF Connector and Cable Assembly segment increased by $1.5 million, or 23%, to $8.1 million as compared to $6.6 million for the nine months ended July 31, 2016 largely due to increased sales into the DAS market. Net sales for the nine months ended July 31, 2016 included net sales of $86,000 from the Aviel Electronics division, which the Company sold in December 2015. The Company’s Custom Cabling Manufacturing and Assembly segment generated $14.0 million of net sales for the nine months ended July 31, 2017, a decrease of $1.6 million or 10% when compared to $15.6 million for the nine months ended July 31, 2016. The decrease in net sales at this segment is primarily attributable to an industry-wide softening of demand for telecom equipment and cabling infrastructure products. Although more prevalent during the first half of fiscal 2017 than during the fiscal quarter ended July 31, 2017, a slowdown in sales of wireless cabling products used by cell towers as well as certain customers shifting their business to off-shore manufacturers also contributed to the decline in sales in this segment.

The Company’s gross profit as a percentage of sales in the nine months ended July 31, 2017 decreased by 2% to 27% compared to 29% in the nine months ended July 31, 2016. The decrease in gross margins is primarily due to 1) a change in product mix at the Company’s RF Connector and Cable Assembly segment and 2) certain fixed manufacturing costs at the Company’s Custom Cabling Manufacturing and Assembly segment spread over a lower revenue base.

Engineering expenses were substantially unchanged in for the nine months ended July 31, 2017 compared to the nine months ended July 31, 2016 quarter due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred in the development of new products.

Selling and general expenses decreased by $1.8 million, or 24%, during the nine months ended July 31, 2017 to $5.5 million from $7.3 million in the prior period. The decrease in selling and general expenses was primarily due to the impact of the Company’s cost cutting measures. In addition, prior to the hiring of its new President and Chief Executive Officer on July 17, 2017, the Company’s previous interim President and Chief Executive Officer agreed to serve for no salary. The nine months ended July 31, 2016 included a one-time expense of $0.3 million for professional fees and other expenses related to costs in anticipation of a strategic transaction.

Because the Company had a net loss from continuing operations in the nine-month periods ended July 31, 2017 and July 31, 2016, the Company realized an income tax benefit of at a rate of 63% and 25%, respectively. The change in the effective income tax rate from period to period was primarily driven by a decrease to the Company’s full year financial forecast.

Income from discontinued operations, net of tax, during the nine months ended July 31, 2017 was $109,000 compared to a loss of $(74,000) in the prior year. All of the income from discontinued operations, net of tax, during the nine months ended July 31, 2017 was for royalty payments received for the sale of the Company’s RadioMobile division, while the loss for the nine months ended July 31, 2016 was primarily from the discontinuance of the Company’s Bioconnect division. The period for earning royalties from RadioMobile has now expired.

For the nine months ended July 31, 2017, the Company incurred an operating loss from operations of $109,000 and net income of $77,000, compared to an operating loss from operations of $1.3 million and net loss of $1.1 million in the prior fiscal year period.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud have been detected. Because of the inherent limitations, we regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, we identified a material weakness where the Company did not have adequate design or operation of internal controls to ensure the timely review of its accounting for certain complex estimates.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2017.

Changes in Internal Control over Financial Reporting

To remediate the material weakness described above and to prevent similar deficiencies in the future, we have initiated and implemented additional controls and procedures to more timely review complex accounting estimates that are provided by third-party subject matter experts. Specifically, the Company has designed and implemented a structured process that includes a formal quarterly closing checklist and timeline that includes a series of formal processes and procedures detailing what is required to be completed along with the timeline of when it is to be completed.

Management will continue to evaluate its processes and controls over complex accounting estimates. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting as of July 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RF INDUSTRIES, LTD.

Date: September 12, 2017	By:	/s/ Robert Dawson
Robert Dawson
Chief Executive Officer

Date: September 12, 2017	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

