Form 10-K
period 2017-10-31
R F INDUSTRIES LTD
filed 2018-01-24
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9.3 million.

On January 22, 2018, the Registrant had 8,872,246 outstanding shares of Common Stock, $.01 par value.

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

General

RF Industries, Ltd. (together with subsidiaries, the “Company”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through its four manufacturing and production facilities, the Company provides a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers, Data Center and Co-location companies, and to various original equipment manufacturers (OEMs) in several market segments.

The Company operates through two reporting segments: (i) the “RF Connector and Cable Assembly” segment, and (ii) the “Custom Cabling Manufacturing and Assembly” segment. The RF Connector and Cable Assembly segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications, information technology, OEM markets and other end markets. The Custom Cabling Manufacturing and Assembly segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, data center products, and wiring harnesses for a broad range of applications in a diverse set of end markets.

Until its sale on December 22, 2015, the Company also operated the Aviel Electronics Division, a Nevada based division that designed, manufactured and distributed specialty and custom RF connectors primarily for aerospace and military customers. In March 2016, the Company commenced the shutdown of its Bioconnect division, which comprised the entire operations of its medical cabling and interconnect operations. The closure of the Bioconnect division was part of the Company’s plan to close or dispose of underperforming divisions that are not part of the Company’s core operations.

Operating Segments

RF Connector and Cable Assembly Segment.

The Company’s RF Connector and Cable Assembly segment consists of the RF Connector and Cable Assembly division that is based at the Company’s headquarters in San Diego, California. Although most of the Company’s RF connector and cable products are inventoried and distributed from its San Diego facilities, some of these products also are inventoried and distributed from some of the Company’s other facilities. The RF Connector and Cable Assembly division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies.

Although most of the connectors are designed to fit standard products, the RF Connector and Cable Assembly division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Distributed Area Systems (DAS), Wi-Fi and broadband wireless markets. The Company’s RF Connector and Cable Assembly division typically carries over 1,500 different types of connectors, adapters, tools, and test and measurements kits. This division’s RF connectors are used in thousands of different devices, products and types of equipment. Since the RF Connector and Cable Assembly division’s standard connectors can be used in a number of different products and devices, the discontinuation of one product typically does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any single line of products or any market segment, the Company’s overall sales of connectors tend to fluctuate less materially when there are material changes or disruption to a product line or market segment. Sales of the Company’s connector products can, however, be influenced by the infrastructure spend of wireless and telecommunications firms and on the Company’s ability to market its products into these firms and the related ecosystem. The current deployment of wireless through DAS and Small Cells provides the Company with a market opportunity for the use of its connectors and cable assemblies.

Cable assembly products manufactured and sold by the RF Connector and Cable Assembly division consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies manufactured for the RF Connector and Cable Assembly division are primarily manufactured at the Company’s San Diego, California facilities using state-of-the-art automation equipment and are sold through distributors or directly to major OEMs. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations. The cable assembly operation was launched in 2000.

The Company designs its connectors at its headquarters in San Diego, California. However, most of the RF connectors are manufactured for the Company by third party foreign manufacturers located in Asia.

Custom Cabling Manufacturing and Assembly Segment.

The Custom Cabling Manufacturing and Assembly Segment currently consists of three wholly-owned subsidiaries located in the Northeastern United States. The three subsidiaries were acquired by the Company in the recent past. Each of the three provides products and solutions to a diverse and distinct customer set from each other and from the RF Connector and Cable Assembly Segment.

Cables Unlimited Division Cables Unlimited, Inc. is a custom cable manufacturer that RF Industries, Ltd. purchased in 2011. Cables Unlimited’s offices and manufacturing facilities are located in Yaphank, New York. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the industrial, defense, telecommunications and wireless markets.  The products sold by Cables Unlimited include custom and standard copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment. In 2012, Cables Unlimited introduced a custom cabling solution known as OptiFlex. The OptiFlex cable is a hybrid power and communications cable primarily designed and built for wireless service providers who are updating their network infrastructure to support current and next generation wireless technologies including 4G and 5G.

Comnet Telecom Supply Division RF Industries, Ltd. purchased Comnet Telecom Supply, Inc. in January 2015. Comnet Telecom’s offices and manufacturing facilities are located in East Brunswick, New Jersey. Formed in 1995, Comnet Telecom is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic telecommunications products that are backed by Corning Cable Systems' extended warranty and is a Telcordia GR-326 certified manufacturer. Comnet Telecom manufactures and distributes telecommunications equipment and cabling infrastructure products used by telecommunications carriers, co-location service companies, and other telecommunication and data center companies in the U.S. across multiple industries. Comnet Telecom is also a supplier of Hot/Cold Aisle Containment as well as Technology Furnishing Solutions in addition Comnet has developed an offering of data center filler panel containment products.

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

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company consist of the following:

Connector and Cable Products

The Company’s RF Connector and Cable Assembly division designs, manufactures and markets a broad range of coaxial connectors, coaxial adapters and coaxial cable assemblies for the numerous products with applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets. Various types of products/connectors are offered including passive DAS related items such as connectors, adapters, splitters, couplers and loads. These connectors are offered in several configurations and cable attachment methods for customer applications. There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, 5G, LTE and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEMs, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Company markets over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

The Company designs and sells a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, R&D technicians and engineers. The Company also designs and offers some of its own tools, which differ from those offered elsewhere in the market. These tools are manufactured for the Company by outside contractors. Tool products are carried as an accommodation to the Company’s customers and have not materially contributed to the Company’s revenues.

In addition and as a result of the acquisition of the CompPro Product Line, the Company markets and manufactures a patented compression technology that offers revolutionary advantages for a water-tight, ruggedized connection, providing easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world.

The Cable Assembly component of the Connector and Cable Assembly division markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including low PIM, wireless and wireless local area networks, wide area networks, internet systems, cellular systems including 2.5G, 3G, 4G, 5G, LTE wireless infrastructure, DAS and Small Cell implementations, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

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

Foreign Sales

Net sales to foreign customers accounted for $700,000 (or approximately 2%) of the Company’s net sales, and $1.0 million (or approximately 3%) of the Company’s sales, respectively, for the fiscal years ended October 31, 2017 and 2016. The majority of the export sales during these periods were to Canada and Mexico.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution, Marketing and Customers

The Company deploys various sales methods depending upon the market being serviced. The Company currently sells products primarily through warehousing distributors to address the wireless, telecom, and data center markets and direct to OEM customers who utilize coaxial connectors and cable assemblies and harnesses in the manufacture of their own products and solutions.

Backlog

The Company estimates that its backlog of unfulfilled orders as of October 31, 2017 was approximately $4.0 million on a consolidated basis, compared with a backlog of approximately $3.3 million as of October 31, 2016.  The Company does not have any long-term supply agreements, and most of its purchase orders have short lead times. Therefore, backlog may not be indicative of future demand. The Company expects that all or substantially all of the backlog will be filled within the next 12 months.

Manufacturing

The RF Connector and Cable Assembly division contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the RF Connector and Cable Assembly division during the fiscal year ended October 31, 2017 were assembled by the Cable Assembly side of the RF Connector and Cable Assembly division at the Company’s approved ISO factory in California. The RF Connector and Cable Assembly division procures its raw cable from manufacturers with ISO approved factories in the United States, China and Taiwan. The Company is dependent primarily on twelve manufacturers for its coaxial connectors, tools and other passive components and several plants for raw cable. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. There are certain risks associated with the Company’s dependence on third-party manufacturers for some of its products. See “Risk Factors” below. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

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

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The RF Connector and Cable division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or suppliers. The Cable Assembly group obtains coaxial connectors from the RF Connector group. The Company believes there are numerous domestic and international suppliers of coaxial connectors.

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

Employees

As of October 31, 2017, the Company employed 195 full-time employees, of whom 43 were in accounting, administration, sales and management, 146 were in manufacturing, distribution and assembly, and 6 were engineers engaged in design, engineering and research and development. The employees were based at the Company’s offices in San Diego, California (64 employees), Yaphank, New York (35 employees), Milford, Connecticut (66 employees) and East Brunswick, New Jersey (30 employees). The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The Cables Unlimited division employs five cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Research and Development

The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2017 and 2016, the Company recognized $845,000 and $747,000 in engineering expenses, respectively. Research and development costs are expensed as incurred.

Patents, Trademarks and Licenses

The Company owns 14 patents (ten U. S. and four foreign) and there are two foreign patents pending approval related to CompPro Product Line that it acquired in May 2015. The CompPro Product Line utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. The CompPro Product Line is used by wireless network operators, installers and distributors in North America and other parts of the world. The Company also owns the “CompPro” registered trademark associated with the compression cable product line.

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

Competition

The Company and industry analysts estimate worldwide sales of connector products of approximately $59 billion in 2017. The Company believes that the worldwide industry for connector products is highly fragmented, with no one competitor having over a 20% share of the total market. The Company and industry analysts estimate worldwide sales of cable assembly products totaled nearly $140 billion in 2016. In North America, there are an estimated 1,105 companies participating in the cable assembly business with approximately 23% of the companies serving the industrial market sector. Many of the competitors of the RF Connector and Cable Assembly division have significantly greater financial resources and broader product lines. The RF Connector and Cable Assembly division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

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

The Company’s products are Restriction on Hazardous Substances (“RoHS”) compliant.

Investor Information.

The Company’s principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and its three wholly-owned subsidiaries, Cables Unlimited, Inc., Comnet Telecom Supply, Inc., and Rel-Tech Electronics, Inc.

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

The Company Is Heavily Dependent Upon Wireless And Broadband Communications Providers.

The revenues and profitability of the Company are, to a significant extent, dependent upon the wireless and broadband communications industries. Accordingly, revenues and profits have decreased during the past two years as these markets have experienced an industry-wide slowdown in growth. The Company’s operations are expected in the future to continue to be heavily dependent upon the wireless and broadband industries. The Company acquired Comnet Telecom in January 2015 and Rel-Tech Electronics in June 2015 in part to reduce the Company’s dependence on the wireless and broadband customers and to provide other communications products that are not as dependent upon the wireless and broadband markets. However, because the Company anticipates that sales to the wireless and broadband markets will continue to represent a large portion of the Company’s revenues, the Company’s revenues and profits will continue to be heavily dependent on the wireless and broadband markets.

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

The Company does not currently have any long-term supply agreements with any of its contract manufacturers, and such manufacturers could stop manufacturing products for the Company at any time. Although the Company believes that it could locate alternate contract manufacturers if any of its manufacturers terminated their business, the Company’s operations could be impacted until alternate manufacturers are found.

The Company’s Prior Acquisitions And Potential Additional Future Acquisitions Could Increase Operating Costs And Expose The Company To Additional Risks.

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

The Company has determined as of October 31, 2017 that the goodwill of Cables Unlimited, Inc., Comnet, Rel-Tech and CompPro have not been impaired.

However, in the fourth quarter of the fiscal year ended October 31, 2016, the Company recognized $2.6 million and $150,000 of impairment charges on goodwill and tradename, respectively, related to its Cables Unlimited, Inc. subsidiary.

No assurance can be given that events or circumstances will not change regarding the carrying value of goodwill of the Cables Unlimited, Comnet and Rel-Tech subsidiaries or the CompPro product line. Should the Company in the future determine that the carrying value of the goodwill associated with some or all of these assets no longer is recoverable, the Company will have to record additional impairment losses. In the event that the Company does have to record material impairment charges on either of the Cables Unlimited, Comnet and Rel-Tech subsidiaries or the CompPro product line, such future charges could materially reduce future earnings, which would negatively affect the Company’s stock price.

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

While The Company Has In The Past Paid Dividends, No Assurance Can Be Given That The Company Will Declare Or Pay Cash Dividends In The Future.

During fiscal 2017, the Company made four dividends distributions to its stockholders (for a total of $0.08 per share). Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. If the Company does not pay a cash dividend, the Company’s stockholders will not realize a return on their investment in the Common Stock except to the extent of any appreciation in the value of the Common Stock.

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

Two customers accounted for approximately 20% and 11% of the Company’s net sales for the fiscal year ended October 31, 2017, and one customer accounted for approximately 15% of the Company’s net sales for the fiscal year ended October 31, 2016. Although these customers have been on-going major customers of the Company continuously in the past, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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

The markets in which the Company operates are highly competitive and the Company expects that competition will increase in these markets. In particular, the wireless and telecommunications markets in which most of the Company’s products are sold are intensely competitive. A failure to effectively compete in this market could result in an immediate and substantial loss of revenues and market share. Because most of the Company’s sales are derived from products that are not proprietary or that can be used to distinguish the Company from its competitors, the Company’s ability to compete successfully in these markets depends on a number of factors, including:

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 2% and 3% of the net sales of the Company during the years ended October 31, 2017 and 2016, respectively. International revenues are subject to a number of risks, including:

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

Changes Of Key Personnel Could Adversely Affect The Company’s Operations.

The Company’s success is dependent to a significant extent on the service of the Company’s senior executives. On July 17, 2017, the Company hired Robert D. Dawson as President and Chief Executive Officer. Howard Hill, the Company’s interim President and Chief Executive Officer, remained with the Company as a member of its Board of Director. The Company believes that Mr. Dawson’s experience as well as his knowledge of the wireless market is highly valuable to the Company. In addition, the Company’s operations are dependent upon the continued services of Mark Turfler, its Chief Financial Officer, and the presidents of the Company’s four divisions. The loss of the services of these officers could materially adversely affect the Company’s business, operating results, and financial condition. The Company has an employment agreement in place for Mr. Dawson and no other officers.

The Company Has Few Patent Rights In The Technology Employed In Its Products, Which May Limit the Company’s Ability To Compete.

Other than the patents that the Company owns related to its CompPro proprietary product line, the Company does not hold any other United States or foreign patents, and does not have any patents pending. The Company does not seek to protect its rights in the technology that it develops or that the Company’s third-party contract manufacturers develop by means of the patent laws, although it does protect some aspects of its proprietary products and technologies by means of copyright and trade secret laws. Accordingly, competitors can and do sell many of the same products as the Company, and the Company cannot prevent or restrict such competition.

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

Failure to maintain an effective system of internal control over financial reporting or to remediate weaknesses could materially harm the Company’s revenues, erode stockholder confidence in the Company's ability to pursue business and report its financial results/condition, and negatively affect the trading price of the Company’s common stock.

As a public reporting company, the Company is required to establish and maintain effective internal control over financial reporting. Failure to establish such internal control, or any failure of such internal control once established, could adversely impact the Company’s public disclosures regarding its business, financial condition or results of operations. Any failure of our internal control over financial reporting could also prevent the Company from maintaining accurate accounting records and discovering accounting errors and financial frauds.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Management’s assessment that there are weaknesses in the Company’s internal control over financial reporting may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in the internal controls over financial reporting (including those weaknesses identified in periodic reports), or disclosure of management’s assessment of the internal controls over financial reporting may have an adverse impact on the price of the Company’s common stock.

As disclosed in Form 10-K for the year ended October 31, 2016, we identified a material weakness in our internal controls specifically in connection with the untimely review of the impairment analysis for goodwill prepared by third party subject matter experts. We determined that the Company did not have adequate design or operation of internal controls to ensure the timely review of its accounting for certain complex estimates. While we believe that we have remediated the foregoing material weakness and that our internal controls were effective as of October 31, 2017, no assurance can be given that there will not be other failures in our internal controls.

A Cyber Incident Could Result In Information Theft, Data Corruption, Operational Disruption, And/ Or Financial Loss.

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

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases its corporate headquarters and RF connector and cable assembly manufacturing facilities at 7610 Miramar Road, San Diego, California. At that location, the Company leases three buildings, that house the Company’s corporate administration, sales and marketing, and engineering departments. The buildings also are used for production and warehousing by the Company’s RF Connector and Cable Assembly and Comnet Telecom divisions. On June 5, 2017, the Company entered into a fifth amendment to its lease for its facility in San Diego, California. As a result, the Company now leases a total of approximately 21,908 square feet of office, warehouse and manufacturing space at its San Diego location. The term of the lease expires on July 31, 2022, and the rental payments under the lease currently are $22,721 per month. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

(i)	On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K & K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York, to extend the term of the lease to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remains at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited.

(ii)	On June 25, 2017, the Comnet Telecom division entered into an amendment to its lease for approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s current monthly rent expense under the leases is $8,542 per month for these facilities. The amended lease expires in September 2022.

(iii)	On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s current net monthly rent expense under the lease is $8,707 per month for these facilities. The new lease expires in August 2019.

The aggregate monthly rental for all of the Company’s facilities currently is approximately $53,000 per month, plus utilities, maintenance and insurance.

ITEM 3.	LEGAL PROCEEDINGS

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

Quarter	High	Low

Fiscal 2017

November 1, 2016 - January 31, 2017	$2.10	$1.40
February 1, 2017 - April 30, 2017	1.70	1.40
May 1, 2017 - July 31, 2017	2.00	1.40
August 1, 2017 - October 31, 2017	2.85	1.75

Fiscal 2016

November 1, 2015 - January 31, 2016	$4.55	$3.90
February 1, 2016 - April 30, 2016	4.35	2.09
May 1, 2016 - July 31, 2016	2.54	1.99
August 1, 2016 - October 31, 2016	2.45	1.70

Stockholder. As of October 31, 2017, there were 315 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Dividends. The Company paid four quarterly dividends of $0.02 per share during the year ended October 31, 2017 for a total of $707,000. The Company paid quarterly dividends of $0.02, $0.02, $0.02 and $0.07 per share during the three months ended October 31, 2016, July 31, 2016, April 30, 2016 and January 31, 2016, respectively, for a total of $1.1 million. Dividends are declared and paid from time to time at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Repurchase of Securities. The Company did not repurchase any securities during the fiscal year October 31, 2017.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2017 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	1,009,771	$3.50	1,726,138

Equity Compensation Plans Not Approved by Stockholders (2)	150,000	$1.09	-
Total	1,159,771	$3.19	1,726,138

(1)	Consists of options granted under the R.F. Industries, Ltd. 2010 Stock Option Plan..

(2)	Consists of options granted to five officers and/or key employees of the Company under employment agreements entered into by the Company with each of these officers and employees.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements and related disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, the Company periodically reviews its inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past couple years, represented up to one-fourth of our total assets, any reduction in the value of our inventories would require the Company to take write-offs that would affect the net worth and future earnings.

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

The Company tests its goodwill and trademarks and indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

Earn-out Liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000, payable through May 31, 2018. The fair value of the obligation under the earn-out purchase price arrangement for Rel-Tech was $236,000 as of October 31, 2017. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates as of the date of the financial statements that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

OVERVIEW

During the periods covered by this Annual Report, the Company marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses, fiber optic cable products, and data center products to numerous industries for use in thousands of products. The range of products that the Company sold has changed in the periods covered by the attached financial statements. During the past two years, the Company sold its Aviel Electronics division (a provider of custom RF connectors primarily for aerospace and military customers) and shut down its Bioconnect division, which manufactured and sold medical cabling and interconnect products. During the past few years, RF Industries also purchased Comnet Telecom (a provider of fiber optic and other cabling technologies, custom patch cord assemblies, and other data center products) effective November 2014, and Rel-Tech (a provider of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers) in June 2015. The acquisitions of Comnet and Rel-Tech have diversified the Company’s product line and customer base, and have increased the Company’s presence on the East Coast. As well, Comnet and Rel-Tech have significantly contributed to the Company’s revenues and profitability. During 2015, the Company also purchased a new patented connector product line and technology (the CompPro line).

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

Since the sale of Aviel Electronics in December 2015, the RF Connector and Cable Assembly segment has been comprised of one division, while the Custom Cabling Manufacturing and Assembly segment has been comprised of three divisions. The four divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division and the Cables Unlimited, Comnet and Rel-Tech subsidiaries. Each of the other divisions aggregated into these segments had similar products that were marketed to their respective customer base and production and product development processes that are similar in nature. The specific customers are different for each division; however, there was some overlapping of product sales to them. The methods used to distribute products are similar within each division aggregated.

For the year ended October 31, 2017, most of the Company’s revenues were generated from the Custom Cabling Manufacturing and Assembly segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, wiring harnesses, transceivers/converters and other data center equipment (which accounted for 63% of the Company’s total sales for the fiscal year ended October 31, 2017). Revenues from the RF Connector and Cable Assembly segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 37% of the Company’s total sales for the fiscal year ended October 31, 2017.

Income from discontinued operations, net of tax, during the fiscal 2017 year was $116,000 compared to a loss of $(58,000) in the prior year. During March 2016, the Company announced the shutdown of its Bioconnect division as part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the 2017 and 2016 fiscal years, the Company recognized pretax income of $10,000 and $90,000, respectively, from the Bioconnect division. Included in the loss for the fiscal 2016 year, the Company recognized a $148,000 pretax write-down on Bioconnect division’s inventory.

For the fiscal 2017 year, the Company realized income from operations of $400,000, and net income of $382,000, compared to an operating loss from operations of $4.7 million and net loss of $4.1 million in the prior fiscal year period. The losses in the fiscal 2016 year were attributable primarily to a non-cash impairment charge of $2.8 million related to the impairment of intangible assets, a reduction in the Company’s gross margins, and to increased selling and general expenses. In part to address these losses, the Company took steps to reduce its operating expenses, including the termination of certain officers and other personnel, and initiated a realignment of its manufacturing and marketing operations.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2017 and 2016 (in thousands, except percentages):

	2017		2016
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$6,039	24.1%	$5,258	20.4%
Current assets	16,793	67.0%	16,793	65.0%
Current liabilities	3,598	14.4%	3,908	15.1%
Working capital	13,195	52.7%	12,885	49.9%
Property and equipment, net	711	2.8%	828	3.2%
Total assets	25,060	100.0%	25,837	100.0%
Stockholders' equity	21,343	85.2%	21,392	82.8%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash it expects to generate from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of October 31, 2017, the Company had cash and cash equivalents equal to $6.0 million.

•	As of October 31, 2017, the Company had $16.8 million in current assets and $3.6 million in current liabilities.

•	As of October 31, 2017, the Company had no outstanding indebtedness for borrowed funds.

•

Subsequent to the year ended October 31, 2017, the Company has driven increased net sales across all divisions which has led to a significant increase in its backlog. As a result, the Company expects double-digit growth in net sales for the quarter ending January 31, 2018 compared to the same period last year.

As of October 31, 2017, the Company had a total of $6.0 million of cash and cash equivalents compared to a total of $5.3 million of cash and cash equivalents as of October 31, 2016. As of October 31, 2017, the Company had working capital of $13.2 million and a current ratio of approximately 4.7:1.

The Company generated cash of $0.8 million during the year ended October 31, 2017 due largely to $1.6 million of cash generated from operations. The increase in cash from operations was primarily due to net income of $0.4 million, income tax refunds of $0.7 million, increased collections of accounts receivables ($0.2 million), noncash charges of $0.9 million for depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro, and $0.2 million of stock-based compensation expense. The increase in cash was partially offset by an increase in the payment of accrued expenses and long-term liabilities, which included the payment of $0.6 million to the Presidents of the Comnet and Rel-Tech divisions as part of the purchase price of those divisions. The Company no longer is obligated to make any further payments with respect to its acquisition of Comnet. The Company’s obligation to make additional payments with respect to the acquisition of Rel-Tech expires in May 2018. The fair value of the obligation under the earn-out purchase price arrangement for Rel-Tech was $236,000 as of October 31, 2017.

The Company does not anticipate needing material additional capital equipment in the next twelve months. In the past, the Company has financed some of its equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. Management also believes that based on the Company’s current financial condition, its current backlog of unfulfilled orders and its anticipated future operations, the Company would be able to finance its expansion, if necessary.

As part of its announced business plan, the Company may from time to time acquire other companies or product lines in the future in order to diversify its product and customer base. Any future acquisitions may require the Company to make cash payments, which may reduce the Company’s future liquidity and capital resources.

During the year ended October 31, 2017, the Company paid a total of $0.7 million ($0.08 per common share) of dividends to its stockholders.

Results of Operations

The following summarizes the key components of the results of operations for the fiscal years ended October 31, 2017 and 2016 (in thousands, except percentages).

	2017		2016
		% of Net		% of Net
	Amount	Sales	Amount	Sales

Net sales	$30,964	100%	$30,241	100%
Cost of sales	22,242	72%	21,778	72%
Gross profit	8,722	28%	8,463	28%
Engineering expenses	845	3%	747	2%
Goodwill and other intangible asset impairment	-	0%	2,844	9%
Selling and general expenses	7,506	24%	9,560	32%
Operating income (loss)	371	1%	(4,688)	-15%
Other income	29	0%	5	0%
Income (loss) from continuing operations before provision (benefit) for income taxes	400	1%	(4,683)	-15%
Provision (benefit) for income taxes	134	0%	(652)	-2%
Income (loss) from continuing operations	266	1%	(4,031)	-13%
Income (loss) from discontinued operations, net of tax	116	0%	(58)	0%
Consolidated net income (loss)	382	1%	(4,089)	-13%

Net sales of $31.0 million for the year ended October 31, 2017 (the “fiscal 2017 year”) increased by $0.8 million or 2% when compared to net sales of $30.2 million for the year ended October 31, 2016 (the “fiscal 2016 year”). Net sales for the fiscal 2017 year at the RF Connector and Cable Assembly segment increased by $2.2 million, or 23%, to $11.5 million as compared to $9.3 million for the fiscal 2016 year. The Company’s Custom Cabling Manufacturing and Assembly segment generated $19.5 million of net sales for the fiscal 2017 year, a decrease of $1.4 million or 7% when compared to $20.9 million for the fiscal 2016 year. The decrease in net sales at this segment is primarily attributable to the demand for the products offered in this segment during the first half of fiscal 2017. The demand for these increased in the second half of the fiscal 2017 year, resulting in sales increase in this segment of $1.3 million or 14% over first half sales of $9.1 million. The momentum built in the second half of the year in this segment has continued since the end of the fiscal 2017 year, resulting in an increase in the Company’s unfulfilled orders for telecommunications products.

The Company’s gross profit as a percentage of sales was 28% in both 2017 and 2016 fiscal years. Gross margins at the Company’s RF Connector and Cable Assembly segment increased; the increase, however, was offset by a lower margins at the Company’s Custom Cabling Manufacturing and Assembly segment due primarily to certain fixed manufacturing costs spread over a lower revenue base as sales in this segment decreased.

Engineering expenses for the fiscal 2017 year increased as compared to the fiscal 2016 year due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred in the development of new products.

Selling and general expenses decreased by $1.9 million, or 21%, during the fiscal 2017 year to $7.5 million from $9.6 million in the prior period due to (i) cost cutting measures and (ii) one-time expenses that increased the Company’s selling and general expenses in the fiscal 2016 year. The decrease in selling and general expenses in 2017 was primarily due to the impact of the Company’s cost cutting measures that were implemented during the latter part of the 2016 fiscal year. In addition, from October 2016 to July 2017, the Company’s interim President and Chief Executive Officer agreed to serve for no salary. Selling and general expenses in 2016 fiscal year included one-time expenses that were not incurred in 2017, including $256,000 of professional fees and expenses in connection with the business combination transaction that was abandoned, $171,000 of expenses incurred in connection with the implementation of a new enterprise resource planning (ERP) system that now integrates all of the Company’s operations on the East Coast and in California, and the legal, accounting and other expenses related to the disposition of the Aviel division and the closure of the Bioconnect division.

In connection with the fiscal year ended October 31, 2016, the Company quantitatively evaluated the goodwill and intangibles of Cables Unlimited and determined that the carrying value of Cables Unlimited on the Company’s financial statements exceeded its fair market value. As a result, an impairment to Cables Unlimited's goodwill and tradename was determined and the Company recorded a non-cash impairment charge to goodwill and tradename of $2.6 million and $150,000, respectively, for the 2016 fiscal year. No impairment charges were incurred in the 2017 fiscal year.

The provision (benefit) for income taxes from continuing operations was $134,000 or 34% and $(652,000) or 14% of income (loss) before income taxes for fiscal 2017 and 2016, respectively. The difference in the effective tax rates in each fiscal year is primarily attributable to the recognition of research and development credits, changes in earn-outs, goodwill impairment and other items. Deductions related to the exercise and disposition of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on the Company’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and disposition of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not the provision (benefit) for income taxes. For the fiscal year 2017 and 2016, the Company incurred approximately $6,000 and $154,000, respectively, of windfalls from the exercise and disposition of equity-based incentive awards, of which $6,000 and $154,000 was recorded against its additional paid-in capital.

Income from discontinued operations, net of tax, during the fiscal 2017 year was $116,000 compared to a loss of $(58,000) in the prior year. During March 2016, the Company announced the shutdown of its Bioconnect division. For the fiscal 2017 and 2016 years, the Company recognized pretax income of $10,000 and $90,000, respectively, from the Bioconnect division. In the fiscal 2016 year, the Company recognized a $148,000 pretax write-down on Bioconnect division’s inventory. In 2013 the Company sold its RadioMobile division, in exchange for which it received a three-year commitment to receive royalty payments from the operations of RadioMobile. Accordingly, the results of the RadioMobile division have been included as discontinued operations in the attached financial statements. The Company recognized royalty income in fiscal 2016 and 2017 of $174,000 and $57,000, respectively, from the sale of RadioMobile. The three-year period for earning royalties from RadioMobile has now expired.

For the fiscal 2017 year, the Company incurred operating income of $400,000 and net income of $382,000, compared to an operating loss of $4.7 million and net loss of $4.1 million in the prior fiscal year period. The losses in the fiscal 2016 year are attributable primarily to an impairment charge of $2.8 million, a reduction in the Company’s gross margins and to increased selling and general expenses.

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

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-19 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2017 and 2016

•	Consolidated Statements of Operations for the years ended October 31, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended October 31, 2017 and 2016

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of October 31, 2017.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting was effective as of October 31, 2017.

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

Changes in Internal Controls

As disclosed in Form 10-K for the year ended October 31, 2016, we identified a material weakness in our internal controls specifically in connection with the untimely review of the impairment analysis for goodwill prepared by third party subject matter experts. We determined that the Company did not have adequate design or operation of internal controls to ensure the timely review of its accounting for certain complex estimates.

The Company is committed to maintaining a strong internal control environment. To address and remediate the material weakness in internal control over financial reporting described above, the Company has implemented additional procedures to more timely review complex accounting estimates that are provided by third-party subject matter experts. We believe the remediation has operated for a sufficient period of time, starting the first fiscal quarter of fiscal 2017. Further, through testing, we believe that these controls that have been implemented to remediate the material weakness are currently operating effectively for the fiscal year ended October 31, 2017.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than as described above, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2017. Other than Howard Hill, our former Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Joseph Benoit	63	2013
Marvin H. Fink	81	2001
Howard F. Hill	77	1979
William Reynolds	82	2005
Gerald Garland	67	2017

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

Howard F. Hill, a founder of the Company in 1979, served as the Company’s Chief Executive Officer until January 22, 2015. Effective January 22, 2015, Mr. Hill stepped down as the Chief Executive Officer and agreed to serve as the Company’s Chief Operating Officer. Effective April 6, 2015, Mr. Hill announced that he was taking an indefinite medical leave of absence and resigned as the Company’s Chief Operating Officer. On April 7, 2016, Mr. Hill retired as an employee of the Company, but continued to serve on the Company’s Board of Directors. On October 31, 2016, Mr. Hill assumed the position as the unpaid, interim President and Chief Executive Officer of the Company until July 17, 2017, the date that his successor, Robert Dawson, assumed the duties of President and Chief Executive Officer. In addition, from January 18, 2013 until June 7, 2013, Mr. Hill also served as the Company’s interim Chief Financial Officer. Mr. Hill has credits in Manufacturing Engineering, Quality Engineering and Industrial Management. He was the President of the Company from July 1993 until July 2011. He has held various positions in the electronics industry over the past 60 years.

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

Gerald T. Garland is currently the Managing Director at Inscite Consulting Group, a consulting firm for small to mid-sized businesses. Prior to joining Inscite Consulting, from April 2003 to February 2015, Mr. Garland was a Senior Vice President at TESSCO Technologies, a leading value-added distribution and solution provider for the wireless industry. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. In July 2011, Mr. Garland began serving as Senior Vice President of the Commercial Segment. In April 2013, Mr. Garland began serving as Senior Vice President of the Product Lines of Business. Prior to joining TESSCO, Mr. Garland was Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 corporations. From 1993 to 1999, Mr. Garland was Chief Financial Officer and Treasurer at TESSCO during the company’s initial public offering. Mr. Garland received his MBA, with a concentration in Finance, from Loyola University, and his Bachelor of Science in Business Management and Accounting from Towson University.

The Company believes that Messrs. Benoit, Fink, Hill, Reynolds and Garland have the following qualifications as members of the Board of Directors:

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

Gerald T. Garland: Mr. Garland has significant leadership experience in product management, sales management, solutions development, global sourcing and financial management. Mr. Garland served as a Chief Financial Officer and Senior Vice President for a leading distributor and solutions provider to the wireless industry for over 18 years. Mr. Garland has also held senior leadership positions with Bank of America, Stanley Black & Decker, American Express and TESSCO Technologies.

Management

Robert D. Dawson, 43, President and Chief Executive Officer, was hired on July 17, 2017. Mr. Dawson was most recently President and Chief Executive Officer of Vision Technology Services, an information technology consulting and project management company that was acquired by BG Staffing. From 2007 to 2013 Mr. Dawson was employed at TESSCO Technologies, a publicly traded distributor of wireless products and services. While at TESSCO, he held multiple executive roles in sales, marketing, product management and strategy culminating with being Vice President of Sales, responsible for TESSCO’s sales organization and leading a team delivering more than $700 million in sales. He joined TESSCO through the 2007 acquisition of NetForce Solutions, a technology training and consulting firm that he co-founded in 2000 and led as the Chief Executive Officer through seven years of growth before being acquired by TESSCO. Mr. Dawson received his Bachelor’s degree in Business Administration, with a Marketing emphasis, from Hillsdale College. He has been a frequent speaker on wireless and telecommunications developments and trends, including Distributed Antenna Systems.

Mark Turfler, 65, Senior Vice President- Chief Financial Officer, was appointed as the Company’s Acting Chief Financial Officer and Corporate Secretary on June 7, 2013. Effective as of January 10, 2014, Mr. Turfler was promoted to Chief Financial Officer. Mr. Turfler joined the Company in January 2013 as our Controller. Prior to joining the Company, Mr. Turfler worked in senior accounting/finance positions at Ligand Pharmaceuticals, Inc. from 2006 to 2009, at Cylene Pharmaceuticals, Inc. from 2010 to 2011, and as an independent financial/accounting consultant from 2012 until he joined the Company in January 2013. Mr. Turfler has more than 35 years of accounting and finance experience including several years with publicly traded companies in a variety of senior financial executive positions with wireless telecommunications, international manufacturing, medical device and software companies. Mr. Turfler began his career with PricewaterhouseCoopers after graduating from Syracuse University with a B.S. in accounting. Mr. Turfler is a Certified Public Accountant and a member of the American Institute of CPAs, California Society of CPAs, Corporate Directors Forum and Financial Executives International.

Board of Director Meetings

During the fiscal year ended October 31, 2017, the Board of Directors held eleven meetings. During the fiscal year ended October 31, 2017, each Board of Directors members attended at least 75% of the meetings of the meetings of the committees on which he served.

Board Committees

During fiscal 2017, the Board of Directors maintained three committees, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. During fiscal 2016 and until June 9, 2017, the Audit Committee was composed of Mr. Reynolds (Chairman), Mr. Benoit and Mr. Fink. On June 9, 2017, Mr. Garland was appointed to the Board of Directors and replaced Mr. Fink on the Audit Committee. Each of these individuals was a non-employee director and was independent as defined under the NASDAQ Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds is an “audit committee financial expert.” The Audit Committee met five times during fiscal 2017. The Audit Committee operates under a formal charter, which charter is posted on the Company’s website.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, and Benoit (Chairman) each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. The Compensation Committee held six formal meetings during fiscal 2017, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Fink (Chairman), Benoit, and Reynolds, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held one meeting during fiscal 2017, which was attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2017, all Section 16(a) reports were timely filed, except that William Reynolds and Gerald Garland were each late in filing a Form 4 (which was filed one day after the due date).

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on October 31, 2017 and who earned over $100,000 during the fiscal year ended October 31, 2017, and (iii) for any officer who earned over $100,000 during the October 31, 2017 fiscal year but was no longer employed with the Company on October 31, 2017 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2017.

On October 31, 2016, Howard Hill assumed the position of interim President and Chief Executive Officer of the Company. On July 17, 2017, Robert D. Dawson was hired to serve as the President and Chief Executive Officer of the Company. Because Mr. Hill held the office of interim President and Chief Executive Officer of the Company during fiscal 2017, he is listed below as Named Executive Officers. However, Mr. Hill was not compensated in fiscal 2017 for his service as interim President and Chief Executive Officer of the Company in fiscal 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Howard F. Hill
Interim President and Chief Executive Officer and Director(1)	2017	-	-		-	-	-		-	6,440	(6)(7)	$6,440
	2016	-	100,000	(1)	-	8,750	-		-	76,015	(2)	184,765

Robert D. Dawson	2017	67,000	-		-	58,777	-		-	52,397	(4)	178,174
President and Chief Executive Officer (3)

Mark Turfler, SVP, Chief Financial Officer	2017	170,000	-		-	-	15,300	(8)	-	-		185,300
	2016	170,000	-		-	-	20,000		-	26,837	(5)	216,837

(1)       On April 7, 2016, Mr. Hill retired as an employee of the Company. In gratitude for his services to the Company for over 35 years, the Company’s Board of Directors paid Mr. Hill $100,000 upon his retirement. On October 31, 2016, Mr. Hill assumed the position of unpaid interim President and Chief Executive Officer of the Company, a position he held until July 17, 2017 when Robert D. Dawson was hired as the President and Chief Executive Officer.

(2)       Mr. Hill’s “Other Compensation” consisted of $76,015 in fiscal 2016, for accrued vacation.

(3)       Mr. Dawson joined the Company as President as of July 17, 2017 at an annual salary of $250,000.

(4)       As part of his employment agreement, the Company agreed to reimburse Mr. Dawson up to $75,000 for relocation expenses, of which Mr. Dawson was paid $52,397 in the fiscal year ended October 31, 2017.

(5)       Mr. Turfler’s other compensation consisted of $0 and $15,383 of accrued vacation in fiscal 2017 and 2016, respectively, and $0 and $11,454 for vehicle costs.

(6)       The amounts in this column represent the aggregate fair value of the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 9, “Stock options,” to the Consolidated Financial Statements.

(7)       Represents the value of a non-qualified stock option awarded to Mr. Hill on September 8, 2017, for advisory services he rendered to the Company from July 17, 2017 through the end of the Company’s fiscal year.

(8)       For the fiscal year ended October 31, 2017, the Company adopted corporate goals for the determination of cash bonuses to be paid to Mark Turfler, the Company’s Chief Financial Officer.  The target bonus payable to Mr. Turfler was 40% of his 2017 base salary ($170,000).  The cash bonus was based upon (i) the Company’s subjective determination of his performance (30% of the bonus) and (ii) the achievement by the Company of certain EBITDA targets for the fiscal year ended October 31, 2017 (70% of the bonus).  The Company did not achieve its EBITDA targets, and Mr. Turfler did not receive this portion of the bonus.  However, the Company determined that Mr. Turfler met certain of his subjective performance goals and, therefore, was awarded a cash bonus of $15,300.

2017 Option Grants

Upon the appointment of Robert D. Dawson as President and Chief Executive Officer on July 17, 2017, the Company granted Mr. Dawson options to purchase 100,000 shares of common stock. The stock options are subject to the terms and conditions of the Company’s 2010 Stock Incentive Plan, have an exercise price of $1.90 (the closing trading price on the Nasdaq Stock Market on July 17, 2017), and vest as to 10,000 shares per year, with 10,000 shares having vested on July 17, 2017 and 10,000 shares vesting on each anniversary thereafter while he is employed by the Company.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2017 by each of our Named Executive Officers were issued under our 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2017:

Outstanding Equity Awards As Of October 31, 2017

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Howard Hill	4,000		-		5.88	04/11/19
Howard Hill	4,000		-		4.41	11/19/19
Howard Hill	8,733		-		4.07	04/05/20
Howard Hill	33,744		-		2.30	04/07/21
Howard Hill	77,339		-		1.50	11/08/21
Howard Hill	15,000		-		1.80	09/08/22
Mark Turfler	40,000		60,000	(1)	5.88	04/11/24
Mark Turfler	19,000				4.41	11/19/19
Robert D. Dawson	10,000		90,000	(2)	1.90	07/17/27

(1)	Vests as to 10,000 shares annually following grant on April 11, 2014.
(2)	Vests as to 10,000 shares annually following grant on July 17, 2017.

During the fiscal year ended October 31, 2017, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements-Change of Control Payments

On June 16, 2017, RF Industries, Ltd. entered into an employment letter agreement with Robert D. Dawson, under which Mr. Dawson has served as the Company’s President and Chief Executive Officer since July 17, 2017.

Under Mr. Dawson’s agreement, the Company agreed to pay Mr. Dawson an annual base salary of $250,000. Mr. Dawson also is eligible to participate in the Company’s annual bonus plan, pursuant to which he has the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary. The actual bonus paid may be higher or lower than the annual bonus based on the over- or under-achievement of Company and individual objectives as determined by the Company’s Board of Directors or its Compensation Committee. It is currently anticipated that 80% of Mr. Dawson’s Annual Bonus will be based on the Company’s performance and 20% will be based on the achievement of individual objectives.

In addition, as of July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock. The award has an exercise price of $1.90 vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. Mr. Dawson is also entitled to be paid or reimbursed up to an aggregate of $75,000 in relocation expenses, and is eligible to participate in the employee benefit plans and programs generally available to the Company’s senior executives, subject to the terms and conditions of such plans and programs.

The term of Mr. Dawson’s agreement is one year. After the first anniversary, Mr. Dawson’s employment will automatically renew, and his period of employment will automatically be extended for an additional one-year period, unless either party provides the other party with written notice of non-renewal at least sixty (60) days prior to the date of automatic renewal. Upon a Change of Control Transaction (as defined in the letter agreement), all of Mr. Dawson’s time based stock options shall immediately vest, whether or not his employment is terminated. If at the time of a Change of Control Transaction Mr. Dawson’s employment is terminated by the Company for any reason other than Cause (as defined), Mr. Dawson will be entitled to receive a change of control cash payment in an amount equal to 12 months of his salary

Mark Turfler, the Company’s Chief Financial Officer, is currently employed on an at-will basis pursuant to an unwritten employment agreement.  Mr. Turfler’s current annual base salary is $170,000, and he is entitled to participate in the Company’s pension, retirement, disability, insurance, medical service, or other employee benefit plan that are generally available to all employees of the Company.  In addition, under the Company’s non-equity incentive plan, Mr. Turfler has the right to earn an annual cash bonus of up to 50% of his annual base salary, subject to meeting certain qualitative and subjective targets.  The foregoing 50% bonus payment is subject to increase to up to 67% in the event that certain higher performance targets are achieved.  The cash bonus is based on the Company’s earnings per share (before payment of bonuses) for the fiscal year ending October 31, 2018.

The Company has no other change of control payment agreements in effect.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2017, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $50,000, which amount was paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2017

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

Joseph Benoit	$25,000	-	$25,000	$-	$50,000
Marvin H. Fink	$25,000	-	$25,000	$-	$50,000
Howard F. Hill	$25,000	-	$25,000	$-	$50,000
William Reynolds	$25,000	-	$25,000	$-	$50,000
Gerald Garland	$9,863	-	$9,863	$-	$19,726

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)	On November 8, 2016, the Company granted five-year non-qualified options to purchase 77,339 shares of the Company’s common stock to each of Mr. Marvin Fink (Chairman), Mr. William Reynolds, Joseph Benoit and Howard Hill for their services as directors for the fiscal year ended October 31, 2017. The options have an exercise price of $1.50 per share. On June 9, 2017, the Company granted Mr. Garland a five-year non-qualified option with a $1.65 exercise price to purchase 24,712 shares of the Company’s common stock for his services as a director from June 9, 2017 through October 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 22, 2018 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 22, 2018, there were 8,872,246 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares (1) Beneficially Owned		Percentage Beneficially Owned

Howard H. Hill	376,519	(2)	4.2%

Marvin H. Fink	135,066	(3)	1.5%

William Reynolds	151,103	(4)	1.7%

Joseph Benoit	131,028	(5)	1.5%

Mark Turfler	61,495	(6)	0.7%

Robert D. Dawson	20,000	(7)	0.2%
Gerald Garland	54,222	(8)	0.6%

All Directors and Officers as a Group (7 Persons)	929,433	(9)	9.8%

Hytek International, Ltd PO Box 10927 APO George Town Cayman Islands	901,860	(10)	10.2%

Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	657,100	(11)	7.4%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 152,298 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 135,066 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 98,303 shares that Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 131,028 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 59,000 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 10,000 shares, which Mr. Dawson has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 34,194 shares, which Mr. Garland has the right to acquire upon exercise of options exercisable within 60 days.

(9)	Includes 619,889 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(10)	Based on records with the Company’s transfer agent as of September 30, 2017.

(11)	Based on a Schedule 13F filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on as of September 30, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$202,000	$259,000
Audit-Related Fees	-	-
All Other Fees	10,000	10,000
Total Fees	$212,000	$269,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company did not incur audit-related fees during fiscal 2017 and 2016.

All Other fees. The Company engaged CohnReznick LLP in 2017 and 2016 to perform an audit of the Company’s 401K plan.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated By-Laws (3)

3.3	Amendment No. 1 to Amended and Restated Bylaws (4)

10.1	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (5)

10.2	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (5)

10.3	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (7)

10.4	Form of 2010 Stock Incentive Plan (6)

10.5	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (6)

10.6	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (8)

10.7	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders.(9)

10.8	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker.(10)#

10.9	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler.(10)#

10.10	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (10)#

10.11	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date(11)

10.12	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ (11).

10.13	Separation and Release of Claims Agreement, dated October 24, 2016, by and among RF Industries, Ltd. and Johnny Walker.(12)#

10.14	Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (13)

10.15	Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated January 26, 2017

10.16	Fifth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated June 5, 2017 (14)

10.17	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (14)

10.18	Employment Letter Agreement, dated June 16, 2017, by and between RF Industries, Ltd. and Robert D. Dawson (15)#

10.19	Fifth Amendment To Lease, by and between Icon Kimberly Alvin Property, LLC and Comnet Telecom Supply, Inc., dated June 19, 2017 (16)

10.20	Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (17)

10.21	Form of Indemnification Agreement (18)#

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates a management contract or compensatory plan or arrangement.

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

(4)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 2003, which exhibit is hereby incorporated herein by reference.

(5)           Previously filed as an exhibit to the Company’s Form 8-K, dated June 9, 2006, which exhibit is hereby incorporated herein by reference.

(6)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 2007, which exhibit is hereby incorporated herein by reference.

(7)           Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2009, which exhibit is hereby incorporated herein by reference.

(8)           Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is hereby incorporated herein by reference.

(9)           Previously filed as an exhibit to the Company’s definitive proxy statement filed on July 12, 2012, which exhibit is hereby incorporated herein by reference.

(10)         Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2011, which exhibit is hereby incorporated herein by reference.

(11)         Previously filed as an exhibit to the Company’s Form 8-K, dated January 20, 2015, which exhibit is hereby incorporated herein by reference.

(12)         Previously filed as an exhibit to the Company’s Form 8-K, dated January 21, 2015, which exhibit is hereby incorporated herein by reference.

(13)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2015, which exhibit is hereby incorporated herein by reference.

(14)         Previously filed as an exhibit to the Company’s Form 8-K, dated December 24, 2015, which exhibit is hereby incorporated herein by reference.

(15)         Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2015, which exhibit is hereby incorporated herein by reference.

(16)         Previously filed as an exhibit to the Company’s Form 8-K, dated October 25, 2016, which exhibit is hereby incorporated herein by reference.

(17)         Previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is hereby incorporated herein by reference.

(18)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2017, which exhibit is hereby incorporated herein by reference.

(19)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 20, 2017, which exhibit is hereby incorporated herein by reference.

(20)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 21, 2017, which exhibit is hereby incorporated herein by reference.

(21)         Previously filed as an exhibit to the Company’s Form 8-K, dated July 28, 2017, which exhibit is hereby incorporated herein by reference.

(22)         Previously filed as an exhibit to the Company’s Form 8-K, dated September 12, 2017, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of the Company.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

*       *       *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of RF Industries, Ltd.

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. RF Industries, Ltd. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Industries, Ltd. and Subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California
January 24, 2018

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,039	$5,258
Trade accounts receivable, net of allowance for doubtful accounts of $73 and $62, respectively	3,901	4,077
Inventories	6,109	6,022
Other current assets	744	1,436
TOTAL CURRENT ASSETS	16,793	16,793

Property and equipment:
Equipment and tooling	3,302	3,203
Furniture and office equipment	871	799
	4,173	4,002
Less accumulated depreciation	3,462	3,174
Total property and equipment	711	828

Goodwill	3,219	3,219
Amortizable intangible assets, net	3,030	3,619
Non-amortizable intangible assets	1,237	1,237
Other assets	70	141
TOTAL ASSETS	$25,060	$25,837

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,356	$1,138
Accrued expenses	2,242	2,770
TOTAL CURRENT LIABILITIES	3,598	3,908

Deferred tax liabilities, net	119	409
Other long-term liabilities	-	128
TOTAL LIABILITIES	3,717	4,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock - authorized 20,000,000 shares of $0.01 par value; 8,872,246 and 8,835,483 shares issued and outstanding at October 31, 2017 and 2016, respectively	89	88
Additional paid-in capital	19,654	19,379
Retained earnings	1,600	1,925
TOTAL STOCKHOLDERS' EQUITY	21,343	21,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,060	$25,837

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	2017	2016

Net sales	$30,964	$30,241
Cost of sales	22,242	21,778

Gross profit	8,722	8,463

Operating expenses:
Engineering	845	747
Selling and general	7,506	9,560
Goodwill and other intangible asset impairment	-	2,844
Total operating expense	8,351	13,151

Operating income (loss)	371	(4,688)

Other income	29	5

Income (loss) from continuing operations before provision (benefit) for income taxes	400	(4,683)
Provision (benefit) for income taxes	134	(652)

Income (loss) from continuing operations	266	(4,031)

Income (loss) from discontinued operations, net of tax	116	(58)

Consolidated net income (loss)	$382	$(4,089)

Earnings (loss) per share
Basic
Continuing operations	$0.03	$(0.46)
Discontinued operations	0.01	(0.01)
Net income (loss) per share	$0.04	$(0.47)

Earnings (loss) per share
Diluted
Continuing operations	$0.03	$(0.46)
Discontinued operations	0.01	(0.01)
Net income (loss) per share	$0.04	$(0.47)

Weighted average shares outstanding
Basic	8,840,895	8,786,510
Diluted	8,915,764	8,786,510

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2017 AND 2016

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2015	8,713,664	$87	$19,129	$7,155	$26,371

Exercise of stock options	180,067	2	47	-	49

Excess tax benefit from exercise of stock options	-	-	154	-	154

Stock-based compensation expense	-	-	206	-	206

Dividends	-	-	-	(1,141)	(1,141)

Treasury stock purchased and retired	(58,248)	(1)	(157)	-	(158)

Net loss	-	-	-	(4,089)	(4,089)

Balance, October 31, 2016	8,835,483	88	19,379	1,925	21,392

Exercise of stock options	36,763	1	55	-	56

Excess tax benefit from exercise of stock options	-	-	6	-	6

Stock-based compensation expense	-	-	214	-	214

Dividends	-	-	-	(707)	(707)

Net Income	-	-	-	382	382

Balance, October 31, 2017	8,872,246	$89	$19,654	$1,600	$21,343

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2017 AND 2016

(In thousands)

	2017	2016
OPERATING ACTIVITIES:
Consolidated net income (loss)	$382	$(4,089)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	11	9
Depreciation and amortization	877	1,036
Goodwill and other intangible asset impairment	-	2,844
Inventory write-downs	-	168
Gain (loss) on disposal of fixed assets	-	68
Stock-based compensation expense	214	206
Deferred income taxes	(290)	(307)
Excess tax benefit from stock-based compensation	(6)	(154)
Changes in operating assets and liabilities:
Trade accounts receivable	165	(107)
Inventories	(87)	417
Other current assets	698	(554)
Other long-term assets	71	(102)
Accounts payable	218	(355)
Accrued expenses	(528)	(98)
Other long-term liabilities	(128)	(249)
Net cash provided by (used in) operating activities	1,597	(1,267)

INVESTING ACTIVITIES:
Proceeds from notes receivable from stockholder	-	67
Proceeds from sale of fixed assets	-	22
Proceeds from sale of inventory	-	321
Capital expenditures	(171)	(384)
Net cash (used in) provided by investing activities	(171)	26

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	56	49
Purchases of treasury stock	-	(158)
Excess tax benefit from exercise of stock options	6	154
Dividends paid	(707)	(1,141)
Net cash used in financing activities	(645)	(1,096)

Net increase (decrease) in cash and cash equivalents	781	(2,337)

Cash and cash equivalents, beginning of year	5,258	7,595

Cash and cash equivalents, end of year	$6,039	$5,258

Supplemental cash flow information – income taxes paid	$349	$208

Supplemental schedule of noncash investing and financing activities:
Retirement of treasury stock	$-	$157

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its three wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2017 the Company classified its operations into the following four divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Comnet Telecom Supply, Inc., the subsidiary that manufactures and sells fiber optics cable, distinctive cabling technologies and custom patch cord assemblies, as well as other data center products; and (iv) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers. Both the Cables Unlimited division and the Comnet Telecom division are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. During the fiscal year ended October 31, 2016, RF Industries, Ltd. sold the Aviel Electronics division that designed, manufactured and distributed specialty and custom RF connectors, and discontinued the Bioconnect division that manufactured and distributed cabling and interconnect products to the medical monitoring market.

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

In June 2015, the Company acquired Rel-Tech, a company that valued its inventories using specific identification (last purchase price) on a FIFO basis. As of July 31, 2016, Rel-Tech prospectively values its inventories cost using the weighted average cost of accounting.

Property and equipment

Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally 3 to 5 years) using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually, which the Company performs in October, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments at the reporting level. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

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

No other instances of impairment were identified as of October 31, 2016 and no instances of goodwill impairment were identified during the year ended October 31, 2017.

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

In 2016, upon completion of our Step 2 test (see “Goodwill” above), our Cables Unlimited division’s trademark was determined to be impaired. As of October 31, 2016, the Company recorded a $150,000 impairment charge to its trademark. Cables Unlimited’s trademark is included in the Custom Cabling Manufacturing and Assembly segment.

No instances of impairment were identified as of October 31, 2017 and no other instances of impairment were identified as of October 31, 2016.

Earn-out liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000 in the aggregate, last installment of which is payable May 31, 2018. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

The Company measures at fair value certain financial assets and liabilities. U. S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1— Quoted prices for identical instruments in active markets;

Level 2— Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The contingent consideration liability represents future earn-out liability that we may be required to pay in conjunction with the acquisition of Rel-Tech and Comnet. The Company estimates the fair value of the earn-out liability using a probability-weighted scenario of estimated qualifying earn-out gross profit related to Rel-Tech and EBITDA related to Comnet calculated at net present value (level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$236

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$835

The following table summarizes the Level 3 transactions for the years ended October 31, 2017 and 2016 (in thousands):

	Level 3
	2017	2016
Beginning balance	$835	$1,527
Payments	(578)	(790)
Change in value	(21)	98
Ending Balance	$236	$835

Intangible assets

Intangible assets consist of the following as of October 31 (in thousands):

F-10

	2017	2016
Amortizable intangible assets:
Non-compete agreements (estimated lives 3 - 5 years)	$310	$310
Accumulated amortization	(310)	(273)
	-	37

Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(2,186)	(1,644)
	2,913	3,455

Patents (estimated life 14 years)	142	142
Accumulated amortization	(25)	(15)
	117	127

Totals	$3,030	$3,619

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

Amortization expense for the years ended October 31, 2017 and 2016 was $589,000 and $649,000, respectively.

Impairment to trademarks for the years ended October 31, 2017 and 2016 was $0 and $150,000, respectively.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount

2018	$553
2019	553
2020	553
2021	413
2022	413
Thereafter	545
Total	$3,030

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $130,000 and $156,000 in 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2017 and 2016, the Company recognized $845,000 and $747,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2017 and 2016, charges related to stock-based compensation amounted to approximately $214,000 and $206,000, respectively. For the fiscal years ended October 31, 2017 and 2016, stock-based compensation classified in cost of sales amounted to $13,000 and $28,000 and stock-based compensation classified in selling and general and engineering expense amounted to $201,000 and $178,000, respectively.

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2017 and 2016, that were not included in the computation because they were anti-dilutive, totaled 737,512 and 824,441, respectively.

The following table summarizes the computation of basic and diluted earnings (loss) per share:

	2017	2016
Numerators:
Consolidated net income (loss) (A)	$382,000	$(4,089,000)

Denominators:
Weighted average shares outstanding for basic earnings (loss) per share (B)	8,840,895	8,786,510
Add effects of potentially dilutive securities - assumed exercise of stock options	74,869	-

Weighted average shares outstanding for diluted earnings (loss) per share (C)	8,915,764	8,786,510

Basic earnings (loss) per share (A)/(B)	$0.04	$(0.47)

Diluted earnings (loss) per share (A)/(C)	$0.04	$(0.47)

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements effective for the quarter ending January 31, 2018.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company continues to assess the impact this new standard may have on its ongoing financial reporting. The Company has identified its revenue streams both by contract and product type and is assessing each for potential impacts. For the revenue streams assessed, the Company does not anticipate a material impact in the timing or amount of revenue recognized.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three-year period. For the years ended October 31, 2017 and 2016, the Company recognized approximately $174,000 and $57,000, respectively, of aggregate royalty income for RF Neulink and RadioMobile, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the year ended October 31, 2017, the Company recognized approximately $10,000 of income related to the sale of equipment for the Bioconnect division, which amounts have been included within discontinued operations. For the year ended October 31, 2016, the Company recognized approximately $148,000 of loss for the Bioconnect division, which amounts have been included within discontinued operations. Included in the fiscal year 2016 loss, the Company recognized a $148,000 pretax write-down on Bioconnect division’s inventory and fixed assets.

The following summarized financial information related to the RF Neulink, RadioMobile and Bioconnect divisions is segregated from continuing operations and reported as discontinued operations for the years ended October 31, 2017 and 2016 (in thousands):

	2017	2016

Royalties	$174	$57
Bioconnect	10	(148)
Provision (benefit) for income taxes	68	(33)
Income (loss) from discontinued operations, net of tax	$116	$(58)

Note 3 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2017, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $5.2 million.

Two customers accounted for approximately 20% and 11% of the Company’s net sales for the fiscal year ended October 31, 2017, and one customer accounted for approximately 15% of the Company’s net sales for the fiscal year ended October 31, 2016. At October 31, 2017 these customers’ accounts receivable balance accounted for approximately 27% and 5% of the Company’s total net accounts receivable balances, and at October 31, 2016, this customer’s accounts receivable balance accounted for approximately 20% of the Company’s total net accounts receivable balance.  Although these customers have been on-going major customers of the Company continuously in the past, the written agreements with these customers do not have any minimum purchase obligations and the customers could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

There was no product line that was significant for the fiscal years ended October 31, 2017 and 2016.

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

	2017	2016

Raw materials and supplies	$2,520	$2,642
Work in process	194	279
Finished goods	3,395	3,101

Totals	$6,109	$6,022

Purchases of inventory from two major vendors during fiscal 2017 represented 7% and 5%, respectively, of total inventory purchases compared to two major vendors who represented 9% and 6%, respectively, of total inventory purchases in fiscal 2016. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	2017	2016

Prepaid taxes	$20	$871
Prepaid expense	526	347
Notes receivable, current portion	83	83
Other	115	135

Totals	$744	$1,436

Long-term portion of notes receivable of zero and $21,000 is recorded in other assets as of October 31, 2017 and 2016, respectively.

Note 6 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2017	2016

Wages payable	$855	$941
Accrued receipts	695	578
Earn-out liability	236	707
Other current liabilities	456	544

Totals	$2,242	$2,770

Accrued receipts represent purchased inventory for which invoices have not been received.

The non-current portion of the earn-out liability of $128,000 is recorded in other long-term liabilities as of October 31, 2016

Note 7 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. As of October 31, 2017, the Company had two segments - RF Connector and Cable Assembly, and Custom Cabling Manufacturing based upon this evaluation.

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

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector and Cable Assembly division constitutes the RF Connector and Cable Assembly segment, and the Cables Unlimited, Comnet and Rel-Tech division constitute the Custom Cabling Manufacturing segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2017 and 2016 (in thousands):

	2017	2016

United States	$30,232	$29,257
Foreign Countries:
Canada	483	509
Israel	-	63
Mexico	78	234
All Other	171	178
	732	984

Totals	$30,964	$30,241

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2017 and 2016 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2017
Net sales	$11,456	$19,508	$-	$30,964
Income (loss) from continuing operations before provision (benefit) for income taxes	382	(11)	29	400
Depreciation and amortization	177	700	-	877
Total assets	6,297	11,910	6,853	25,060

2016
Net sales	$9,352	$20,889	$-	$30,241
Loss from continuing operations before provision (benefit) for income taxes	(1,358)	(3,232)	(93)	(4,683)
Depreciation and amortization	194	842	-	1,036
Total assets	5,902	13,100	6,835	25,837

Note 8 - Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2017 and 2016 consists of the following (in thousands):

	2017	2016
Current:
Federal	$400	$(332)
State	24	(13)
	424	(345)

Deferred:
Federal	(293)	(179)
State	3	(128)
	(290)	(307)

	$134	$(652)

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2017		2016
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income taxes at federal statutory rate	$136	34.0%	$(1,592)	34.0%
State tax provision, net of federal tax benefit	16	4.0%	(53)	1.1%
Nondeductible differences:
Goodwill and other intangible asset impairment	-	0.0%	916	-19.6%
Rel-Tech earn-out	(9)	-2.3%	52	-1.1%
Qualified domestic production activities deduction	(66)	-16.5%	46	-1.0%
ISO stock options	33	8.3%	52	-1.1%
Meals and entertainment	21	5.3%	29	-0.6%
Temporary true-ups	26	6.4%	-	0.0%
State tax refunds, net of federal expense	(4)	-0.8%	(38)	0.8%
R&D credits	(37)	-9.3%	(46)	1.0%
Other	18	4.4%	(18)	0.4%
	$134	33.5%	$(652)	13.9%

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Deferred Tax Assets:
Reserves	$375	$216
Accrued vacation	122	134
Stock-based compensation awards	184	159
Uniform capitalization	130	148
Other	70	43
Total deferred tax assets	881	700

Deferred Tax Liabilities:
Amortization / intangible assets	(805)	(864)
Depreciation / equipment and furnishings	(195)	(211)
Other	-	(34)
Total deferred tax liabilities	(1,000)	(1,109)

Total net deferred tax assets (liabilities)	$(119)	$(409)

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

The Company had adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company’s practice is to recognize interest and penalties related to income tax matters in income from continuing operations. The Company has no material unrecognized tax benefits as of October 31, 2017.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for October 31, 2014 and forward are subject to examination by the United States and October 31, 2013 and forward with state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, our consolidated financial statements as of and for the year ended October 31, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

Note 9 - Stock options

Incentive and non-qualified stock option plans

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”). In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by NASDAQ. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. The Company’s stockholders approved the issuance of an additional 500,000 shares of common stock at its annual meeting held on September 5, 2014, another 500,000 shares of common stock at its annual meeting held September 4, 2015 and another 1,000,000 shares of common stock at its annual meeting held September 8, 2017. As of October 31, 2017, 1,726,138 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

The fair value of each option granted in 2017 and 2016 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Weighted average volatility	43.3%	28.7%
Expected dividends	5.0%	2.4%
Expected term (in years)	4.3	3.0
Risk-free interest rate	1.20%	0.70%
Weighted average fair value of options granted during the year	$0.39	$0.66
Weighted average fair value of options vested during the year	$1.95	$4.36

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2017 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Additional information regarding all of the Company's outstanding stock options at October 31, 2017 and 2016 and changes in outstanding stock options in 2017 and 2016 follows:

	2017		2016
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Options outstanding at beginning of year	1,007,851	$4.07	1,240,100	$3.64
Options granted	449,068	$1.61	104,936	$3.36
Options exercised	(36,763)	$1.50	(180,067)	$0.27
Options forfeited	(260,385)	$4.10	(157,118)	$4.53
Options outstanding at end of year	1,159,771	$3.19	1,007,851	$4.07

Options exercisable at end of year	926,272	$3.08	724,457	$3.93

Options vested and expected to vest at end of year	1,159,002	$3.19	1,002,522	$4.07

Option price range at end of year	$1.07 - $6.91		$2.30 - $6.91

Aggregate intrinsic value of options exercised during year	$55,000		$456,000

Weighted average remaining contractual life of options outstanding as of October 31, 2017: 4.19 years

Weighted average remaining contractual life of options exercisable as of October 31, 2017: 3.18 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2017: 4.19 years

Aggregate intrinsic value of options outstanding at October 31, 2017: $552,000

Aggregate intrinsic value of options exercisable at October 31, 2017: $503,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2017: $552,000

As of October 31, 2017, $275,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 6.33 years.

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

On April 6, 2016, Howard Hill, the Company’s former Chief Operating Officer, retired from the Company. On becoming a non-employee member of the Board on April 7, 2016, Mr. Hill was granted 33,744 options, representing the director compensation payable to him for his services for the remainder of the 2016 fiscal year. The number of stock options granted was determined by dividing his pro-rata portion of his stock based compensation for serving on the Board of $8,750 by the fair value of a stock option grant using the Black-Scholes model ($0.26). These options vested ratably over fiscal 2016.

Note 10 - Retirement plan

The Company has a 401(K) plan available to its employees. For the years ended October 31, 2017 and 2016, the Company contributed and recognized as an expense $166,000 and $182,000, respectively, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

 Note 11 - Related party transactions

During fiscal 2016 the Company had a note receivable from stockholder of $67,000 that was due from a former Chief Executive Officer of the Company, earned interest at 6% per annum (which interest was payable annually), and had no specific due date. The note was collateralized by property owned by the former Chief Executive Officer. During fiscal 2016, the former Chief Executive Officer resigned as an employee of the Company and, in connection with his resignation, repaid the foregoing promissory note in full.

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2017, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and the current President of this subsidiary of the Company.

Note 12 - Cash dividend and declared dividends

The Company paid quarterly dividends of $0.02 per share during fiscal year 2017 for a total of $707,000. The Company paid quarterly dividends of $0.02, $0.02, $0.02 and $0.07 per share during the three months ended October, 31, 2016, July 31, 2016, April 30, 2016 and January 31, 2016, respectively, for a total of $1.1 million.

Note 13 - Commitments

As of October 31, 2017, the Company leases its facilities in San Diego, California, Yaphank, New York, Milford, Connecticut and East Brunswick, New Jersey under non-cancelable operating leases. Deferred rents, included in accrued expenses and other long-term liabilities, were $95,000 as of October 31, 2017 and $3,000 as of October 31, 2016. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

Rent expense under all operating leases totaled approximately $644,000 and $628,000 in 2017 and 2016, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2017 are as follows (in thousands):

Year ending
October 31,	Amount

2018	$645
2019	516
2020	441
2021	440
2022	359
Total	$2,401

 Note 14 - Line of credit

From May 2015 until September 2016, the Company had a $5 million line of credit available to it from its bank. The Company did not use the line of credit and, effective September 8, 2016, the Company terminated the line of credit.

Note 15 - Subsequent events

On December 13, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.02 per share that was paid on January 15, 2018 to stockholders of record on December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law, which among other provisions will lower the corporate tax rate to 21%. Given this date of enactment, our financial statements for the year ended October 31, 2017 do not reflect the impact of the Act. The Company is in the process of analyzing the potential aggregate impact of the Act and will reflect any such impact in the quarterly report for the period in which the law was enacted.

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 24, 2018	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 24, 2018	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson,
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2018	By:	/s/ MARK TURFLER
Mark Turfler, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: January 24, 2018	By:	/s/ MARVIN FINK
Marvin Fink, Director

Date: January 24, 2018	By:	/s/ WILLIAM REYNOLDS
William Reynolds, Director

Date: January 24, 2018	By:	/s/ JOSEPH BENOIT
Joseph Benoit, Director

Date: January 24, 2018	By:	/s/ HOWARD HILL
Howard Hill, Director

Date: January 24, 2018	By:	/s/ GERALD GARLAND
Gerald Garland, Director

30