Form 10-Q
period 2018-01-31
R F INDUSTRIES LTD
filed 2018-03-13
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 8, 2018 was 8,974,297.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,880	$6,039
Trade accounts receivable, net of allowance for doubtful accounts of $71 and $73, respectively	5,397	3,901
Inventories	6,797	6,109
Other current assets	755	744
TOTAL CURRENT ASSETS	18,829	16,793

Property and equipment:
Equipment and tooling	3,324	3,302
Furniture and office equipment	837	871
	4,161	4,173
Less accumulated depreciation	3,535	3,462
Total property and equipment	626	711

Goodwill	3,219	3,219
Amortizable intangible assets, net	2,891	3,030
Non-amortizable intangible assets	1,237	1,237
Other assets	49	70
TOTAL ASSETS	$26,851	$25,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2018	2017
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,101	$1,356
Accrued expenses	2,697	2,242
Income tax payable	96	-
TOTAL CURRENT LIABILITIES	4,894	3,598

Deferred tax liabilities	104	119
TOTAL LIABILITIES	4,998	3,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 8,974,297 and 8,872,246 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively	90	89
Additional paid-in capital	19,885	19,654
Retained earnings	1,878	1,600
TOTAL STOCKHOLDERS' EQUITY	21,853	21,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,851	$25,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2018	2017

Net sales	$10,341	$6,617
Cost of sales	7,268	4,760

Gross profit	3,073	1,857

Operating expenses:
Engineering	326	224
Selling and general	2,193	1,992
Total operating expense	2,519	2,216

Operating income (loss)	554	(359)

Other income	3	20

Income (loss) from continuing operations before provision (benefit) for income taxes	557	(339)
Provision (benefit) for income taxes	103	(101)

Income (loss) from continuing operations	454	(238)

Income from discontinued operations, net of tax	-	44

Consolidated net income (loss)	$454	$(194)

Earnings (loss) per share
Basic
Continuing operations	$0.05	$(0.03)
Discontinued operations	-	0.01
Net income (loss) per share	$0.05	$(0.02)

Earnings (loss) per share
Diluted
Continuing operations	$0.05	$(0.03)
Discontinued operations	-	0.01
Net income (loss) per share	$0.05	$(0.02)

Weighted average shares outstanding
Basic	8,880,384	8,834,747
Diluted	9,099,301	8,834,747

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$454	$(194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	(2)	2
Depreciation and amortization	212	220
Stock-based compensation expense	75	51
Deferred income taxes	(15)	24
Changes in operating assets and liabilities:
Trade accounts receivable	(1,494)	383
Inventories	(688)	(532)
Other current assets	(11)	(107)
Other long-term assets	21	20
Accounts payable	745	235
Income tax payable	96	-
Accrued expenses	455	(761)
Other long-term liabilities	-	(40)
Net cash used in operating activities	(152)	(699)

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	34	-
Capital expenditures	(22)	(6)
Net cash provided by (used in) investing activities	12	(6)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	157	-
Excess tax benefit from cancelled stock options	-	(23)
Dividends paid	(176)	(176)
Net cash used in financing activities	(19)	(199)

Net decrease in cash and cash equivalents	(159)	(904)

Cash and cash equivalents, beginning of period	6,039	5,258

Cash and cash equivalents, end of period	$5,880	$4,354

Supplemental cash flow information – income taxes paid	$3	$13

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and three wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2017 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2017 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2017 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three month ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017.

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

Revenue recognition

Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue from product sales after purchase orders are received that contain a fixed price and for shipments with terms of FOB Shipping Point, revenue is recognized upon shipment, for shipments with terms of FOB Destination, revenue is recognized upon delivery and revenue from services is recognized when services are performed, and the recovery of the consideration is considered probable.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision in the first quarter of fiscal 2018 was an increase in the benefit for income taxes of $19,000, and a 3.5% lower effective tax rate than if the standard had not been adopted. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, but is not expected to be material. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The adoption of this and other provisions within the pronouncement did not have a material impact on the Company’s financial statements.

Note 2 - Discontinued operations

For the three months ended January 31, 2018 and January 31, 2017, the Company recognized approximately $0 and $62,000 of royalty income, respectively, for RadioMobile, which amount has been included within discontinued operations.

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

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Raw materials and supplies	$2,932	$2,520
Work in process	367	194
Finished goods	3,498	3,395

Totals	$6,797	$6,109

One vendor accounted for 23% of inventory purchases for the three months ended January 31, 2018. No vendor accounted for greater than 10% of inventory purchases for the three months ended January 31, 2017. The Company has arrangements with these vendors to purchase product based on purchase orders periodically issued by the Company.

Note 4 - Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Prepaid taxes	$-	$20
Prepaid expense	472	526
Notes receivable, current portion	83	83
Other	200	115

Totals	$755	$744

Long-term portion of notes receivable of $0 and $21,000 is recorded in other assets at January 31, 2018 and October 31, 2017, respectively.

Note 5 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Wages payable	$935	$855
Accrued receipts	1,036	695
Earn-out liability	206	236
Other current liabilities	520	456

Totals	$2,697	$2,242

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

Level 1 - Quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$206

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$236

The following table summarizes the Level 3 transactions for the three months ended January 31, 2018 and for the year ended October 31, 2017 (in thousands):

	Level 3
	January 31, 2018	October 31, 2017
Beginning balance	$236	$835
Payments	-	(578)
Change in value	(30)	(21)
Ending Balance	$206	$236

Note 6 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 771,973 and 1,024,188 for the three months ended January 31, 2018 and 2017, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2018	2017

Weighted average shares outstanding for basic earnings (loss) per share	8,880,384	8,834,747

Add effects of potentially dilutive securities-assumed exercise of stock options	218,917	-

Weighted average shares outstanding for diluted earnings (loss) per share	9,099,301	8,834,747

Note 7 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. The Company satisfies the exercise of options by issuing previously unissued common shares. On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vest 8,000 on the date of grant and 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017 and expire ten years from date of grant. No options were granted to Company employees during the three months ended January 31, 2017.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the three months ended January 31, 2018 and 2017 was estimated to be $2.44 and $1.50, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Risk-free interest rate	1.87%	0.98%
Dividend yield	3.28%	5.33%
Expected life of the option	4.54 years	3.50 years
Volatility factor	46.83%	42.37%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2018 and 2017 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2018 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2017	1,159,771	$3.19
Options granted	269,635	$2.44
Options canceled or expired	(163,769)	$4.86
Options outstanding at January 31, 2018	1,265,637	$3.08
Options exercisable at January 31, 2018	817,913	$3.10
Options vested and expected to vest at January 31, 2018	1,261,614	$3.08

Weighted average remaining contractual life of options outstanding as of January 31, 2018: 4.63 years

Weighted average remaining contractual life of options exercisable as of January 31, 2018: 3.21 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2018: 4.62 years

Aggregate intrinsic value of options outstanding at January 31, 2018: $1,012,000

Aggregate intrinsic value of options exercisable at January 31, 2018: $736,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2018: $1,007,000

As of January 31, 2018, $418,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 5.04 years.

Non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2018, the Company granted each of its five non-employee directors 37,927 options. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($0.659 per share). These options vest ratably over fiscal year 2018.

Stock option expense

During the three months ended January 31, 2018 and 2017, stock-based compensation expense totaled $75,000 and $51,000, respectively. For the three months ended January 31, 2018 and 2017, stock-based compensation classified in cost of sales amounted to none and $3,000, respectively, and stock-based compensation classified in selling and general expense amounted to $75,000 and $48,000, respectively.

Note 8 - Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2018, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $5.3 million.

One customer accounted for approximately 36% of the Company’s net sales for the three-month period ended January 31, 2018. At January 31, 2018, this customer’s accounts receivable balance accounted for approximately 32% of the Company’s total net accounts receivable balance. Two customers accounted for approximately 15% and 10% of the Company’s net sales for the three-month period ended January 31, 2017. At January 31, 2017, these customers’ accounts receivable balances accounted for approximately 15% and 13% of the Company’s total net accounts receivable balance.  Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. As of January 31, 2018, the Company had two segments: 1) RF Connector and Cable Assembly and 2) Custom Cabling Manufacturing and Assembly based upon this evaluation.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2018 and 2017 (in thousands):

	2018	2017

United States	$10,138	$6,536
Foreign Countries:
Canada	153	46
Mexico	39	7
All Other	11	28
	203	81

Totals	$10,341	$6,617

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the three months ended January 31, 2018 and 2017 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2018
Net sales	$2,630	$7,711	$-	$10,341
Income (loss) from continuing operations before provision (benefit) for income taxes	(12)	566	3	557
Depreciation and amortization	44	168	-	212

2017
Net sales	$2,535	$4,082	$-	$6,617
Loss from continuing operations before benefit for income taxes	(18)	(341)	20	(339)
Depreciation and amortization	47	173	-	220

Note 10 - Income taxes

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax liability as of October 31, 2017 by $41,000 to reflect the estimated impact of the Tax Act. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

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

The provision ( benefit) for income taxes was 18% and 30% of income (loss) before income taxes for the three months ended January 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Act resulting in the recognition of a benefit of $41,000, recognition of a stock option windfall benefit of $19,000 related to the exercise of NQSOs and the benefit of R&D credits.The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The total amount of unrecognized tax benefits was $0 as of January 31, 2018 and October 31, 2017. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of January 31, 2018 and October 31, 2017. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three months ended January 31, 2018 or 2017.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2018	October 31, 2017
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	5,099	5,099
Accumulated amortization	(2,323)	(2,186)
	2,776	2,913

Patents (estimated life 14 years)	142	142
Accumulated amortization	(27)	(25)
	116	117

Totals	$2,891	$3,030

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

Note 12 - Commitments

The Company currently leases its corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. On June 5, 2017, the Company entered into a fifth amendment to its lease for its facility in San Diego, California. As a result, the Company now leases a total of approximately 21,908 square feet of office, warehouse and manufacturing space at its San Diego location. The term of the lease expires on July 31, 2022, and the rental payments under the lease currently are $22,721 per month. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

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

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended January 31, 2018 and 2017 for a total of $176,000 per period.

Note 14 - Subsequent events

On March 8, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on April 15, 2018 to stockholders of record on March 31, 2018.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2017 and other reports and filings made with the Securities and Exchange Commission.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-fourth of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

Earn-out Liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000, payable through May 31, 2018. The fair value of the obligation under the earn-out purchase price arrangement for Rel-Tech was $206,000 as of January 31, 2018. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

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

The Company operates through two reporting segments: (i) the “RF Connector and Cable Assembly” segment, and (ii) the “Custom Cabling Manufacturing and Assembly” segment. The RF Connector and Cable Assembly segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications and information technology OEM markets and other end markets. The Custom Cabling Manufacturing and Assembly segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, data center products, and wiring harnesses for a broad range of applications in a diverse set of end markets. The two segments were determined based on the aggregation of operating divisions that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment.

For the quarter ended January 31, 2018, most of the Company’s revenues were generated from the Custom Cabling Manufacturing and Assembly segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, wiring harnesses, transceivers/converters and other data center equipment (which accounted for 75% of the Company’s total sales for the quarter ended January 31, 2018). Revenues from the RF Connector and Cable Assembly segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 25% of the Company’s total sales for the quarter ended January 31, 2018.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of January 31, 2018, the Company had cash and cash equivalents equal to $5.9 million.

•	As of January 31, 2018, the Company had $18.8 million in current assets and $4.9 million in current liabilities.

•	As of January 31, 2018, the Company had no outstanding indebtedness for borrowed funds.

As of January 31, 2018, the Company had a total of $5.9 million of cash and cash equivalents compared to a total of $6.0 million of cash and cash equivalents as of October 31, 2017. As of January 31, 2018, the Company had working capital of $13.9 million and a current ratio of approximately 3.8:1.

Subsequent to the fiscal year ended October 31, 2017, the Company has seen an increase in orders for its products in each of its four divisions. As a result of these increased orders, the Company’s backlog has increased from $4.0 million as of October 31, 2017 to $20.2 million as of January 31, 2018. A substantial amount of this backlog is expected to be filled in the upcoming quarter ending April 30, 2018 and the remaining amount of the current backlog largely filled by the end of the current fiscal year ending October 31, 2018.  Accordingly, the Company’s liquidity and available capital resources are also expected to materially increase in the current fiscal year.

The Company used cash of $0.2 million during the three months ended January 31, 2018 due largely to the impact of increased sales. As a result of the increased sales, accounts receivables ($1.5 million) and inventories ($0.7 million) increased, which was partially offset by increased accounts payable ($0.7 million) and accrued expenses ($0.5 million). This net decrease in cash was partially offset by an increase in cash from net income of $0.5 million, noncash credits of $0.2 million primarily from depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro, and $0.1 million of stock-based compensation expense. In addition, during the quarter the Company received $0.2 million from the exercise of stock options and paid out $0.2 million in dividends.

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

Results of Operations

Three Months Ended January 31, 2018 vs. Three Months Ended January 31, 2017

Net sales of $10.3 million increased by 56%, or $3.7 million, for the three months ended January 31, 2018 (the “fiscal 2018 quarter”) when compared to the three months ended January 31, 2017 (the “fiscal 2017 quarter”). Net sales for the fiscal 2018 quarter at the Company’s “Custom Cabling Manufacturing and Assembly” segment (Custom Cabling) increased $3.6 million, or 89%, when compared to the fiscal 2017 quarter from the increased sale of fiber optics cable, copper cabling, custom patch cord assemblies, wiring harnesses, transceivers/converters and other data center equipment. Net sales for the fiscal 2018 quarter at the RF Connector and Cable Assembly segment increased by $0.1 million, or 4%, to $2.6 million as compared to $2.5 million for the fiscal 2017 quarter.

The Company’s gross profit as a percentage of sales in the fiscal 2018 quarter increased by 2% to 30% compared to 28% in the fiscal 2017 quarter due primarily to the increased revenues at the Custom Cabling division.

Engineering expenses increased $0.1 million during the fiscal 2018 quarter to $0.3 million compared to $0.2 million for the fiscal 2017 quarter due to increased salary expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $0.2 million during the fiscal 2018 quarter to $2.2 million from $2.0 million in the prior year. Selling and general as a percentage of sales declined to 21% for the fiscal 2018 quarter as compared to 30% for the fiscal 2017 quarter. The increase in selling and general expenses was primarily due to increased compensation in the form of commissions and accrued bonuses.

The provision (benefit) for income taxes was 18% and 30% of income (loss) before income taxes for the three months ended January 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Act and the benefit of R&D credits.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax liability as of October 31, 2017 by $41,000 to reflect the estimated impact of the Tax Act. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. All of the income from discontinued operations, net of tax, during the fiscal 2017 quarter was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division. The period for earning royalties from RadioMobile has now expired.

For the fiscal 2018 quarter, net income was $0.5 million and fully diluted EPS was $0.05 per share as compared to a net loss of $0.2 million and fully diluted of net loss of $0.02 per share for the fiscal 2017 quarter.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

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
18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 13, 2018	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer

Date: March 13, 2018	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer

