Form 10-Q
period 2018-04-30
R F INDUSTRIES LTD
filed 2018-06-11
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 4, 2018 was 9,159,392.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,489	$6,039
Trade accounts receivable, net of allowance for doubtful accounts of $120 and $73, respectively	11,745	3,901
Inventories	7,075	6,109
Other current assets	565	744
TOTAL CURRENT ASSETS	27,874	16,793

Property and equipment:
Equipment and tooling	3,381	3,302
Furniture and office equipment	837	871
	4,218	4,173
Less accumulated depreciation	3,607	3,462
Total property and equipment	611	711

Goodwill	3,219	3,219
Amortizable intangible assets, net	2,753	3,030
Non-amortizable intangible assets	1,237	1,237
Other assets	49	70
TOTAL ASSETS	$35,743	$25,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2018	2017
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,936	$1,356
Accrued expenses	3,985	2,242
Income tax payable	507	-
TOTAL CURRENT LIABILITIES	10,428	3,598

Deferred tax liabilities	129	119
TOTAL LIABILITIES	10,557	3,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,144,873 and 8,872,246 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively	92	89
Additional paid-in capital	20,196	19,654
Retained earnings	4,898	1,600
TOTAL STOCKHOLDERS' EQUITY	25,186	21,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,743	$25,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

Net sales	$22,380	$7,640	$32,721	$14,257
Cost of sales	14,296	5,686	21,564	10,445

Gross profit	8,084	1,954	11,157	3,812

Operating expenses:
Engineering	637	204	963	428
Selling and general	3,431	1,684	5,624	3,677
Total operating expense	4,068	1,888	6,587	4,105

Operating income (loss)	4,016	66	4,570	(293)

Other income (loss)	4	(2)	7	18

Income (loss) from continuing operations before provision (benefit) for income taxes	4,020	64	4,577	(275)
Provision (benefit) for income taxes	816	30	919	(72)

Income (loss) from continuing operations	3,204	34	3,658	(203)

Income from discontinued operations, net of tax	-	44	-	88

Consolidated net income (loss)	$3,204	$78	$3,658	$(115)

Earnings (loss) per share
Basic
Continuing operations	$0.35	$-	$0.41	$(0.02)
Discontinued operations	-	0.01	-	0.01
Net income (loss) per share	$0.35	$0.01	$0.41	$(0.01)

Earnings (loss) per share
Diluted
Continuing operations	$0.34	$-	$0.40	$(0.02)
Discontinued operations	-	0.01	-	0.01
Net income (loss) per share	$0.34	$0.01	$0.40	$(0.01)

Weighted average shares outstanding
Basic	9,053,838	8,834,747	8,965,672	8,882,863
Diluted	9,386,194	8,877,201	9,244,725	8,882,863

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$3,658	$(115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	53	10
Depreciation and amortization	422	434
Stock-based compensation expense	132	99
Deferred income taxes	10	24
Changes in operating assets and liabilities:
Trade accounts receivable	(7,897)	(404)
Inventories	(966)	(668)
Other current assets	179	(23)
Other long-term assets	21	35
Accounts payable	4,580	772
Income tax payable	507	-
Accrued expenses	1,743	(595)
Other long-term liabilities	-	(107)
Net cash provided by (used in) operating activities	2,442	(538)

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	34	-
Capital expenditures	(79)	(26)
Net cash used in investing activities	(45)	(26)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	413	-
Excess tax benefit from cancelled stock options	-	(24)
Dividends paid	(360)	(353)
Net cash provided by (used in) financing activities	53	(377)

Net increase (decrease) in cash and cash equivalents	2,450	(941)

Cash and cash equivalents, beginning of period	6,039	5,258

Cash and cash equivalents, end of period	$8,489	$4,317

Supplemental cash flow information – income taxes paid	$384	$13

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and three wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2017 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2017 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2017 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three- and six-months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision for the six month period ended April 30, 2018 was the recognition of an income tax benefit of $112,000 within income tax expense, resulting in a 2.5% reduction to the effective tax rate versus if the standard had not been adopted. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The adoption of this and other provisions within the pronouncement did not have a material impact on the Company’s financial statements.

Note 2 - Discontinued operations

For the three and six months ended April 30, 2018, the Company did not recognize any royalty income. For the three and six months ended April 30, 2017, the Company recognized approximately $66,000 and $128,000 of royalty income, respectively, for RadioMobile, amounts of which have been included within discontinued operations.

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

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2018	October 31, 2017

Raw materials and supplies	$2,850	$2,520
Work in process	471	194
Finished goods	3,754	3,395

Totals	$7,075	$6,109

One vendor accounted for 46% of inventory purchases for the three months ended April 30, 2018. This same vendor accounted for 38% of inventory purchases for the six months ended April 30, 2018. One vendor accounted for 14% of inventory purchases for the three months ended April 30, 2017. No vendor accounted for greater than 10% of inventory purchases for the six months ended April 30, 2017. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 4 - Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2018	October 31, 2017

Prepaid taxes	$-	$20
Prepaid expense	323	526
Notes receivable, current portion	62	83
Other	180	115

Totals	$565	$744

Long-term portion of notes receivable of $0 and $21,000 is recorded in other assets at April 30, 2018 and October 31, 2017, respectively.

Note 5 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2018	October 31, 2017

Wages payable	$2,314	$855
Accrued receipts	748	695
Earn-out liability	220	236
Other current liabilities	703	456

Totals	$3,985	$2,242

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$220

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$236

The following table summarizes the Level 3 transactions for the three months ended April 30, 2018, January 31, 2018 and for the year ended October 31, 2017 (in thousands):

	Level 3
	April 30, 2018	January 31, 2018	October 31, 2017
Beginning balance	$206	$236	$835
Payments	-	-	(578)
Change in value	14	(30)	(21)
Ending Balance	$220	$206	$236

Note 6 - Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 475,105 and 1,003,854 for the three months ended April 30, 2018 and 2017, respectively, and 563,838 and 1,003,854 for the six months ended April 30, 2018 and 2017, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

Weighted average shares outstanding for basic earnings (loss) per share	9,053,838	8,834,747	8,965,672	8,882,863

Add effects of potentially dilutive securities-assumed exercise of stock options	332,356	42,454	279,053	-

Weighted average shares outstanding for diluted earnings (loss) per share	9,386,194	8,877,201	9,244,725	8,882,863

Note 7 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. The Company satisfies the exercise of options by issuing previously unissued common shares. On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vest 8,000 shares on the date of grant and 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017 and expire ten years from date of grant. No other options were granted to Company employees during the three and six months ended April 30, 2018 and 2017.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the six months ended April 30, 2018 and 2017 was estimated to be $2.44 and $1.50, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended April 30,
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

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2018 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2017	1,159,771	$3.19
Options granted	269,635	$2.44
Options canceled or expired	(334,345)	$4.86
Options outstanding at April 30, 2018	1,095,061	$3.32
Options exercisable at April 30, 2018	706,247	$3.47
Options vested and expected to vest at April 30, 2018	1,092,538	$3.32

Weighted average remaining contractual life of options outstanding as of April 30, 2018: 4.53 years

Weighted average remaining contractual life of options exercisable as of April 30, 2018: 2.99 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2018: 4.52 years

Aggregate intrinsic value of options outstanding at April 30, 2018: $2,665,000

Aggregate intrinsic value of options exercisable at April 30, 2018: $1,637,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2018: $2,652,000

As of April 30, 2018, $362,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 5.40 years.

Non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended April 30, 2018, the Company did not grant any options.

Stock option expense

During the six months ended April 30, 2018 and 2017, stock-based compensation expense totaled $132,000 and $99,000, respectively. During the three months ended April 30, 2018 and 2017, stock-based compensation expense totaled $57,000 and $48,000, respectively. For the six months ended April 30, 2018 and 2017, stock-based compensation classified in cost of sales amounted to $0 and $6,000, respectively, and stock-based compensation classified in selling and general expense amounted to $132,000 and $93,000, respectively.

Note 8 - Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2018, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $7.5 million.

One customer accounted for approximately 59% of the Company’s net sales for the six-month period ended April 30, 2018. This same customer accounted for approximately 69% of the Company’s net sales for the three-month period ended April 30, 2018. At April 30, 2018, this customer’s accounts receivable balance accounted for approximately 74% of the total net accounts receivable balance. For the six-month period ended April 30, 2017, two customers accounted for approximately 15% and 14% of the Company’s net sales. These same two customers accounted for approximately 16% and 17% of the Company’s net sales for the three months ended April 30, 2017. At April 30, 2017, these customers’ accounts receivable balances accounted for approximately 16% and 24% of the Company’s total net accounts receivable balance. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2018, the Company had two segments: 1) RF Connector and Cable Assembly and 2) Custom Cabling Manufacturing and Assembly.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six months ended April 30, 2018 and 2017 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

United States	$22,242	$7,418	$32,387	$13,954
Foreign Countries:
Canada	124	130	277	176
Mexico	-	70	39	77
All Other	14	22	18	50
	138	222	334	303

Totals	$22,380	$7,640	$32,721	$14,257

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the three months ended April 30, 2018 and 2017 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2018
Net sales	$2,734	$19,646	$-	$22,380
Income (loss) from continuing operations before provision (benefit) for income taxes	(331)	4,347	4	4,020
Depreciation and amortization	14	55	-	69

2017
Net sales	$2,607	$5,033	$-	$7,640
Income (loss) from continuing operations before provision (benefit) for income taxes	102	(36)	(2)	64
Depreciation and amortization	41	173	-	214

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2018 and 2017 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2018
Net sales	$5,364	$27,357	$-	$32,721
Income (loss) from continuing operations before provision (benefit) for income taxes	(344)	4,914	7	4,577
Depreciation and amortization	87	335	-	422

2017
Net sales	$5,142	$9,115	$-	$14,257
Income (loss) from continuing operations before provision (benefit) for income taxes	83	(376)	18	(275)
Depreciation and amortization	88	346	-	434

Note 10 - Income taxes

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we adjusted our net deferred tax liability as of October 31, 2017 by $41,000 to reflect the estimated impact of the Tax Act. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

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

The provision (benefit) for income taxes was 20% and 47% of income before income taxes for the three months ended April 30, 2018 and 2017, respectively, and 20% and 26% of income (loss) before income taxes for the six months ended April 30, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Act resulting in the recognition of a benefit of $41,000, recognition of a stock option windfall benefit of $137,000 related to the exercise of NQSOs and the benefit of R&D credits. The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The total amount of unrecognized tax benefits was $0 as of April 30, 2018 and October 31, 2017. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of April 30, 2018 and October 31, 2017. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the six months ended April 30, 2018 or 2017.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$5,099	$5,099
Accumulated amortization	(2,458)	(2,186)
	2,641	2,913

Patents (estimated life 14 years)	142	142
Accumulated amortization	(30)	(25)
	112	117

Totals	$2,753	$3,030

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

Amortization expense for the six-months ended April 30, 2018 and the year ended October 31, 2017 was $277,000 and $589,000, respectively. The weighted-average amortization period for the amortizable intangible assets is 9.48 years.

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

(i)	On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K&K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York, to extend the term of the lease to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remains at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. On June 6, 2018, Cables Unlimited extended its lease with K&K Unlimited for an additional three years to June 30, 2021, with the same terms and conditions.

(ii)	On June 25, 2017, the Comnet Telecom division entered into an amendment to its lease for approximately 15,000 square feet in two suites located in East Brunswick, New Jersey. Comnet’s current monthly rent expense under the leases is $8,542 per month for these facilities. The amended lease expires in September 2022.

(iii)	On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s current net monthly rent expense under the lease is $8,707 per month for these facilities. The new lease expires in August 2019.

The aggregate monthly rental for all of the Company’s facilities currently is approximately $53,000 per month, plus utilities, maintenance and insurance.

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended April 30, 2018 and 2017 for a total of $183,000 and $177,000, respectively. The Company paid dividends of $0.04 per share during the six months ended April 30, 2018 and 2017 for a total of $360,000 and $353,000, respectively.

Note 14 - Subsequent events

On June 6, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on July 15, 2018 to stockholders of record on June 30, 2018.

On June 6, 2018, Cables Unlimited extended its lease with K&K Unlimited for an additional three years to June 30, 2021, with the same terms and conditions.

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

Earn-out Liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000, payable through May 31, 2018. The fair value of the obligation under the earn-out purchase price arrangement for Rel-Tech was $220,000 as of April 30, 2018. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-out was and will continue to be revalued quarterly using a present value approach, and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

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

For the six months ended April 30, 2018, most of the Company’s revenues were generated from the Custom Cabling Manufacturing and Assembly segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, wiring harnesses, transceivers/converters and other data center equipment (which accounted for 84% of the Company’s total sales for the six months ended April 30, 2018). Revenues from the RF Connector and Cable Assembly segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 16% of the Company’s total sales for the six months ended April 30, 2018.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of April 30, 2018, the Company had cash and cash equivalents equal to $8.5 million.

•	As of April 30, 2018, the Company had $27.9 million in current assets and $10.4 million in current liabilities.

•	As of April 30, 2018, the Company had no outstanding indebtedness for borrowed funds.

As of April 30, 2018, the Company had a total of $8.5 million of cash and cash equivalents compared to a total of $6.0 million of cash and cash equivalents as of October 31, 2017. As of April 30, 2018, the Company had working capital of $17.5 million and a current ratio of approximately 2.7:1.

Subsequent to the fiscal year ended October 31, 2017, the Company experienced a substantial increase in orders for its products in the Custom Cabling Manufacturing and Assembly segment. As a result of these increased orders, the Company’s backlog had increased to $20.2 million as of January 31, 2018. During the quarter ended April 30, 2018, the Company filled a substantial amount of the January 31, 2018 backlog, which contributed to the large sales for the three months ended April 30, 2018. Despite shipping most of the January 31, 2018 backlog in the three month period ended April 30, 2018, the Custom Cabling Manufacturing and Assembly segment backlog stood at $9.5 million as of April 30, 2018 as a result of additional new orders received during the second quarter. The Company is unable to predict future orders for its products, but it currently anticipates that its net sales for second half of the current fiscal year will likely be less than the first half. Nevertheless, the Company’s liquidity and available capital resources are expected to continue to improve during the balance of the current fiscal year.

The Company generated cash of $2.5 million during the six months ended April 30, 2018 due largely to the impact of increased sales, which resulted in net income of $3.7 million. An increase in accounts receivable ($7.9 million) and inventories ($1.0 million) were partially offset by increased accounts payable ($4.6 million), accrued expenses ($1.7 million) and income taxes ($0.5 million). This net decrease in cash was partially offset by an increase in cash from noncash credits of $0.5 million primarily from depreciation and amortization related to the acquisitions of Comnet, Rel-Tech and CompPro, and $0.1 million of stock-based compensation expense. In addition, during the quarter the Company received $0.4 million from the exercise of stock options and paid out $0.4 million in dividends.

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

From time to time, the Company may undertake acquisitions of other companies or product lines in order to diversify its product and solutions offerings and customer base. Conversely, the Company may undertake the disposition of a division or product line due to changes in the Company’s business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce the Company’s liquidity and capital resources while dispositions may increase the Company’s cash position, liquidity and capital resources.

Results of Operations

Three Months Ended April 30, 2018 vs. Three Months Ended April 30, 2017

Net sales of $22.4 million increased by 195%, or $14.8 million, for the three months ended April 30, 2018 (the “fiscal 2018 quarter”) when compared to the three months ended April 30, 2017 (the “fiscal 2017 quarter”). Net sales for the fiscal 2018 quarter at the Company’s Custom Cabling Manufacturing and Assembly segment (Custom Cabling) increased by $14.6 million, or 292%, when compared to the fiscal 2017 quarter as a result of increased sales of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses. The Custom Cabling Manufacturing and Assembly segment saw an increase in new sales due, in large part, to project work in the OEM and wireless carrier markets in addition to an increase in traditional run rate business. Net sales for the fiscal 2018 quarter at the RF Connector and Cable Assembly segment (RF Connector) increased by $0.1 million, or 4%, to $2.7 million as compared to $2.6 million for the fiscal 2017 quarter.

Gross profit for the second quarter increased $6.1 million to $8.1 million while gross margins improved to 36% of sales from 26% of sales in the second quarter last year. The improvement in gross margins was primarily due to the revenue increase at the Custom Cabling segment which had the effect of spreading certain fixed manufacturing costs over a larger revenue base.

Engineering expenses increased $0.4 million during the fiscal 2018 quarter to $0.6 million compared to $0.2 million for the fiscal 2017 quarter due to increased compensation expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $1.7 million to $3.4 million compared to $1.7 million in the second quarter last year due to higher compensation related to the sales gains at Custom Cabling. Despite this increase in expenses, selling and general expenses as a percentage of sales declined to 15% of sales compared to 22% of sales in the second quarter last year indicating the Company’s increased operational efficiencies.

For the fiscal 2018 quarter, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $4.3 million and $(0.3) million, respectively, as compared to none and $0.1 million for the comparable second quarter last year. The increase in income from continuing operations at the Custom Cabling segment was primarily due to the increase in sales while the decrease at the RF Connector segment was primarily due to corporate overhead allocations related to accrued bonuses as a result of the increased profitability of the Company overall.

The provision (benefit) for income taxes was 20% and 47% of income before income taxes for the three months ended April 30, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Cuts and Jobs Act (the “Tax Act”) and the benefit of R&D credits.

On December 22, 2017, the U.S. President signed the Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we adjusted our net deferred tax liability as of October 31, 2017 by $41,000 to reflect the estimated impact of the Tax Act. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

All of the income from discontinued operations, net of tax, during the fiscal 2017 quarter was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division. The period for earning royalties from RadioMobile has now expired. As a result, there were no royalty payments received in the current fiscal year.

For the fiscal 2018 quarter, net income was $3.2 million and fully diluted earnings per share (EPS) was $0.34 per share as compared to a net income of $0.1 million and fully diluted EPS of $0.01 per share for the fiscal 2017 quarter.

Six Months Ended April 30, 2018 vs. Six Months Ended April 30, 2017

Net sales of $32.7 million increased by 129%, or $18.4 million, for the six months ended April 30, 2018 (the “fiscal 2018 six month period”) when compared to the six months ended April 30, 2017 (the “fiscal 2017 six month period”). Net sales for the fiscal 2018 six month period at the Company’s Custom Cabling increased $18.3 million, or 201%, when compared to the fiscal 2017 six month period due to increased sale of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses and other products. Net sales for the fiscal 2018 six month period at the RF Connector and Cable Assembly segment increased by $0.3 million, or 6%, to $5.4 million as compared to $5.1 million for the fiscal 2017 six month period.

The Company’s gross profit as a percentage of sales in the fiscal 2018 six month period increased by 7% to 34% compared to 27% in the fiscal 2017 six month period due primarily to the increased revenues at the Custom Cabling division. The improvement in gross margins was primarily due to the revenue increase at the Custom Cabling segment which had the effect of spreading certain fixed manufacturing costs over a larger revenue base.

Engineering expenses increased $0.6 million during the fiscal 2018 six month period to $1.0 million compared to $0.4 million for the fiscal 2017 six month period due to increased compensation expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $1.9 million during the fiscal 2018 six month period to $5.6 million from $3.7 million in the 2017 fiscal period. The increase in selling and general expenses was primarily due to increased compensation resulting from the increase in net sales. Selling and general as a percentage of sales declined to 17% for the fiscal 2018 six month period as compared to 26% for the fiscal 2017 six month period indicating the Company’s increased operational efficiencies.

For the fiscal 2018 six month, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $4.9 million and $(0.3) million, respectively, as compared to $(0.4) million and $0.1 million for the comparable six months last year. The increase in income from continuing operations at the Custom Cabling segment was primarily due to the increase in sales while the decrease at the RF Connector segment was primarily due to corporate overhead allocations related to accrued bonuses as a result of the increased profitability of the Company overall.

The provision (benefit) for income taxes was 20% and 26% of income (loss) before income taxes for the six months ended April 30, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Act and the benefit of R&D credits.

All of the income from discontinued operations, net of tax, during the fiscal 2017 six month period was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division. The period for earning royalties from RadioMobile has now expired.

For the fiscal 2018 six month period, net income was $3.7 million and fully diluted EPS was $0.40 per share as compared to a net loss of $0.1 million and fully diluted EPS loss of $0.01 per share for the fiscal 2017 six month period.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RF INDUSTRIES, LTD.

Date: June 11, 2018	By:	/s/ Robert Dawson
Robert Dawson
President and Chief Executive Officer

Date: June 11, 2018	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer

