Form 10-Q
period 2018-07-31
R F INDUSTRIES LTD
filed 2018-09-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 11, 2018 was 9,289,701.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31	October 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,591	$6,039
Trade accounts receivable, net of allowance for doubtful accounts of $88 and $73, respectively	5,888	3,901
Inventories	6,854	6,109
Other current assets	854	744
TOTAL CURRENT ASSETS	25,187	16,793

Property and equipment:
Equipment and tooling	3,451	3,302
Furniture and office equipment	824	871
	4,275	4,173
Less accumulated depreciation	3,669	3,462
Total property and equipment	606	711

Goodwill	3,219	3,219
Amortizable intangible assets, net	2,615	3,030
Non-amortizable intangible assets	1,237	1,237
Other assets	49	70
TOTAL ASSETS	$32,913	$25,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31	October 31,
	2018	2017
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,842	$1,356
Accrued expenses	3,490	2,242
TOTAL CURRENT LIABILITIES	5,332	3,598

Deferred tax liabilities	186	119
TOTAL LIABILITIES	5,518	3,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,267,597 and 8,872,246 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	93	89
Additional paid-in capital	20,857	19,654
Retained earnings	6,445	1,600
TOTAL STOCKHOLDERS' EQUITY	27,395	21,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,913	$25,060

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Net sales	$13,850	$7,808	$46,571	$22,065
Cost of sales	9,294	5,592	30,858	16,038

Gross profit	4,556	2,216	15,713	6,027

Operating expenses:
Engineering	292	215	1,255	643
Selling and general	2,121	1,817	7,745	5,493
Total operating expense	2,413	2,032	9,000	6,136

Operating income (loss)	2,143	184	6,713	(109)

Other income	13	5	20	23

Income (loss) from continuing operations before provision (benefit) for income taxes	2,156	189	6,733	(86)
Provision (benefit) for income taxes	425	18	1,344	(54)

Income (loss) from continuing operations	1,731	171	5,389	(32)

Income from discontinued operations, net of tax	-	21	-	109

Consolidated net income	$1,731	$192	$5,389	$77

Earnings per share
Basic
Continuing operations	$0.19	$0.02	$0.60	$0.00
Discontinued operations	0.00	0.00	0.00	0.01
Net income per share	$0.19	$0.02	$0.60	$0.01

Earnings per share
Diluted
Continuing operations	$0.18	$0.02	$0.57	$0.00
Discontinued operations	0.00	0.00	0.00	0.01
Net income per share	$0.18	$0.02	$0.57	$0.01

Weighted average shares outstanding
Basic	9,202,095	8,838,027	9,045,340	8,835,852
Diluted	9,729,608	8,915,794	9,442,612	8,886,395

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$5,389	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	22	10
Depreciation and amortization	634	649
Gain on sale of fixed assets	(1)	-
Stock-based compensation expense	189	161
Deferred income taxes	67	24
Changes in operating assets and liabilities:
Trade accounts receivable	(2,009)	274
Inventories	(745)	(460)
Other current assets	(110)	706
Other long-term assets	21	51
Accounts payable	486	86
Accrued expenses	1,248	(637)
Other long-term liabilities	-	(128)
Net cash provided by operating activities	5,191	813

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	34	-
Proceeds from sale of fixed assets	1	-
Capital expenditures	(148)	(44)
Net cash used in investing activities	(113)	(44)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,018	25
Excess tax benefit from cancelled stock options	-	(24)
Dividends paid	(544)	(530)
Net cash provided by (used in) financing activities	474	(529)

Net increase in cash and cash equivalents	5,552	240

Cash and cash equivalents, beginning of period	6,039	5,258

Cash and cash equivalents, end of period	$11,591	$5,498

Supplemental cash flow information – income taxes paid	$1,503	$31

Supplemental schedule of noncash investing and financing activities:
Sale of fully depreciated property and equipment	$12	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and three wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2017 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2017 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2017 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three- and nine-months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company assessed the impact this new standard has on its financial reporting. The Company identified its revenue streams both by contract and product type and determined that there was no material impact in the timing or amount of revenue recognized.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision for the nine month period ended July 31, 2018 was the recognition of an income tax benefit of $163,000 within income tax expense, resulting in a 2.4% reduction to the effective tax rate versus if the standard had not been adopted. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The adoption of this and other provisions within the pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 2 - Discontinued operations

For the three and nine months ended July 31, 2018, the Company did not recognize any royalty income. For the three and nine months ended July 31, 2017, the Company recognized approximately $34,000 and $162,000 of royalty income, respectively, for RadioMobile, which amounts of which have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the three and nine months ended July 31, 2017, the Company recognized approximately $0 and $10,000 of income from sale of equipment for the Bioconnect division, respectively, which amounts have been included within discontinued operations.

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2018	October 31, 2017

Raw materials and supplies	$2,867	$2,520
Work in process	389	194
Finished goods	3,598	3,395

Totals	$6,854	$6,109

One vendor accounted for 46% of inventory purchases for the three months ended July 31, 2018. This same vendor accounted for 41% of inventory purchases for the nine months ended July 31, 2018. One vendor accounted for 11% of inventory purchases for the three months ended July 31, 2017. No vendor accounted for greater than 10% of inventory purchases for the nine months ended July 31, 2017. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 4 - Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2018	October 31, 2017

Prepaid taxes	$246	$20
Prepaid expense	357	526
Notes receivable, current portion	41	83
Other	210	115

Totals	$854	$744

Long-term portion of notes receivable of $0 and $21,000 is recorded in other assets at July 31, 2018 and October 31, 2017, respectively.

Note 5 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2018	October 31, 2017

Wages payable	$2,052	$855
Accrued receipts	800	695
Earn-out liability	210	236
Other current liabilities	428	456

Totals	$3,490	$2,242

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$210

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$236

The following table summarizes the Level 3 transactions for the three months ended July 31, 2018, April 30, 2018, January 31, 2018 and for the year ended October 31, 2017 (in thousands):

	Level 3
	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017
Beginning balance	$220	$206	$236	$835
Payments	-	-	-	(578)
Change in value	(10)	14	(30)	(21)
Ending Balance	$210	$220	$206	$236

In August 2018, the earn-out liability to Rel-Tech of $210,000 was paid.

Note 6 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially dilutive securities totaling 0 and 812,244 for the three months ended July 31, 2018 and 2017, respectively, and 245,328 and 1,104,837 for the nine months ended July 31, 2018 and 2017, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Weighted average shares outstanding for basic earnings per share	9,202,095	8,838,027	9,045,340	8,835,852

Add effects of potentially dilutive securities-assumed exercise of stock options	527,513	77,767	397,272	50,543

Weighted average shares outstanding for diluted earnings per share	9,729,608	8,915,794	9,442,612	8,886,395

Note 7 - Stock-based compensation and equity transactions

The Company’s current stock incentive plan provides for the granting of qualified and nonqualified options to the Company’s officers, directors and employees. The Company satisfies the exercise of options by issuing previously unissued common shares. On July 17, 2017, the Company granted 100,000 incentive stock options to its newly hired President and Chief Executive Officer. These options, which expire in ten years from the date of grant, vested as to 10,000 shares on the date of grant, and the balance thereafter vests as to 10,000 shares per annum over the remaining nine years of the grant. On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vested 8,000 shares on the date of grant, and the balance vests as to 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017, and expire ten years from date of grant. No other options were granted to Company employees during the three and nine months ended July 31, 2018 and 2017.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the nine months ended July 31, 2018 and 2017 was estimated to be $2.44 and $1.60, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2018	2017
Risk-free interest rate	1.87%	1.20%
Dividend yield	3.28%	5.00%
Expected life of the option	4.54 years	4.31 years
Volatility factor	46.83%	43.30%

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

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2018 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2017	1,159,771	$3.20
Options granted	269,635	$2.44
Options exercised	(396,087)	$2.57
Options canceled or expired	(63,718)	$4.88
Options outstanding at July 31, 2018	969,601	$3.11
Options exercisable at July 31, 2018	654,863	$3.09
Options vested and expected to vest at July 31, 2018	967,379	$3.11

Weighted average remaining contractual life of options outstanding as of July 31, 2018: 4.67 years

Weighted average remaining contractual life of options exercisable as of July 31, 2018: 3.33 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2018: 4.65 years

Aggregate intrinsic value of options outstanding at July 31, 2018: $6,612,000

Aggregate intrinsic value of options exercisable at July 31, 2018: $4,461,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2018: $6,583,000

As of July 31, 2018, $305,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 6.02 years.

Non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2018, the Company granted each of its five non-employee directors 37,927 non-qualified stock options. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($0.659 per share). These options vest ratably over fiscal year 2018 and expires five year from the date of grant. During the quarter ended July 31, 2018, the Company did not grant any options.

Stock option expense

During the nine months ended July 31, 2018 and 2017, stock-based compensation expense totaled $189,000 and $161,000, respectively. During the three months ended July 31, 2018 and 2017, stock-based compensation expense totaled $57,000 and $62,000, respectively. For the nine months ended July 31, 2018 and 2017, stock-based compensation classified in cost of sales amounted to $0 and $9,000, respectively, and stock-based compensation classified in selling and general expense amounted to $189,000 and $152,000, respectively.

Note 8 - Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2018, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $10.5 million.

One customer who is a distributor, accounted for approximately 56% of the Company’s net sales for the nine-month period ended July 31, 2018. This same customer accounted for approximately 51% of the Company’s net sales for the three-month period ended July 31, 2018. At July 31, 2018, this customer’s accounts receivable balance accounted for approximately 53% of the total net accounts receivable balance. For the nine-month period ended July 31, 2017, two customers, a distributor and data center solutions provider accounted for approximately 18% and 13% of the Company’s net sales, respectively. These same two customers accounted for approximately 22% and 11% of the Company’s net sales, respectively, for the three months ended July 31, 2017. At July 31, 2017, these customers’ accounts receivable balances accounted for approximately 26% and 10% of the Company’s total net accounts receivable balance, respectively. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2018, the Company had two segments: 1) RF Connector and Cable Assembly and 2) Custom Cabling Manufacturing and Assembly.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine months ended July 31, 2018 and 2017 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

United States	$13,682	$7,603	$46,069	$21,557
Foreign Countries:
Canada	142	180	419	356
Mexico	-	-	40	77
All Other	26	25	43	75
	168	205	502	508

Totals	$13,850	$7,808	$46,571	$22,065

Net sales, income from continuing operations before provision for income taxes and other related segment information for the three months ended July 31, 2018 and 2017 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2018
Net sales	$3,139	$10,711	$-	$13,850
Income from continuing operations before provision for income taxes	310	1,833	13	2,156
Depreciation and amortization	42	170	-	212

2017
Net sales	$2,964	$4,844	$-	$7,808
Income from continuing operations before provision for income taxes	153	31	5	189
Depreciation and amortization	43	172	-	215

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the nine months ended July 31, 2018 and 2017 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2018
Net sales	$8,503	$38,068	$-	$46,571
Income (loss) from continuing operations before provision (benefit) for income taxes	(34)	6,747	20	6,733
Depreciation and amortization	129	505	-	634

2017
Net sales	$8,106	$13,959	$-	$22,065
Income (loss) from continuing operations before provision (benefit) for income taxes	236	(345)	23	(86)
Depreciation and amortization	131	518	-	649

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

The provision (benefit) for income taxes was 20% and 10% of income before income taxes for the three months ended July 31, 2018 (the “fiscal 2018 quarter”) and 2017 (the “fiscal 2017 quarter”), respectively, and 20% and 63% of income (loss) before income taxes for the nine months ended July 31, 2018 (the “fiscal 2018 nine month period”) and 2017 (the “fiscal 2017 nine month period”), respectively. The increase in the effective tax rate from the fiscal 2017 quarter and fiscal 2018 quarter was primarily driven by better sales in the fiscal 2018 quarter resulting in higher income. The decrease in the effective income tax rate from the fiscal 2017 nine month period to the fiscal 2018 nine month period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Act resulting in the recognition of a benefit of $41,000, recognition of a stock option windfall benefit of $163,000 related to the exercise of NQSOs and the benefit of R&D credits. The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The Company had no unrecognized tax benefits as of July 31, 2018 and October 31, 2017. The total balance of accrued interest and penalties related to uncertain tax positions was $0 as of July 31, 2018 and October 31, 2017. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense and the accrued interest and penalties, if any, are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the nine months ended July 31, 2018 or 2017.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$5,099	$5,099
Accumulated amortization	(2,594)	(2,186)
	2,505	2,913

Patents (estimated life 14 years)	142	142
Accumulated amortization	(32)	(25)
	110	117

Totals	$2,615	$3,030

Non-amortizable intangible assets:
Trademarks	$1,237	$1,237

Amortization expense for the nine-months ended July 31, 2018 and the year ended October 31, 2017 was $415,000 and $589,000, respectively. The weighted-average amortization period for the amortizable intangible assets is 9.48 years.

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

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended July 31, 2018 and 2017 for a total of $185,000 and $177,000, respectively. The Company paid dividends of $0.06 per share during the nine months ended July 31, 2018 and 2017 for a total of $544,000 and $530,000, respectively.

Note 14 - Subsequent events

On September 5, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on October 15, 2018 to stockholders of record on September 30, 2018.

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

Earn-out Liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000, payable through May 31, 2018. As of July 31, 2018, the remaining earn-out obligation of $210,000 had not yet been paid out, however, subsequently in August 2018, the Company paid the $210,000 earn-out liability relieving the Company of its earn-out obligations. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and is included as a component of the total purchase price. The earn-out was revalued quarterly using a present value approach, and any resulting increase or decrease has been recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could have impacted the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date.

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

For the nine months ended July 31, 2018, most of the Company’s revenues were generated from the Custom Cabling Manufacturing and Assembly segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, wiring harnesses, transceivers/converters and data center equipment (which accounted for 82% of the Company’s total sales for the nine months ended July 31, 2018). Revenues from the RF Connector and Cable Assembly segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 18% of the Company’s total sales for the nine months ended July 31, 2018.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of July 31, 2018, the Company had cash and cash equivalents equal to $11.6 million.

•	As of July 31, 2018, the Company had $25.2 million in current assets and $5.3 million in current liabilities.

•	As of July 31, 2018, the Company had no outstanding indebtedness for borrowed funds.

As of July 31, 2018, the Company had a total of $11.6 million of cash and cash equivalents compared to a total of $6.0 million of cash and cash equivalents as of October 31, 2017. As of July 31, 2018, the Company had working capital of $19.9 million and a current ratio of approximately 4.8:1.

Subsequent to the fiscal year ended October 31, 2017, the Company experienced a substantial increase in orders for its products in the Custom Cabling Manufacturing and Assembly segment. As a result of these increased orders, the Company’s backlog had increased to $20.2 million as of January 31, 2018. During the quarter ended April 30, 2018, the Company filled most of the January 31, 2018 backlog, which contributed to the large sale increase for the three months ended April 30, 2018. Despite shipping most of the January 31, 2018 backlog in the three month period ended April 30, 2018, backlog stood at $9.5 million and $7.8 million, as of April 30, 2018 and July 31, 2018, respectively, as a result of additional new orders received during the second and third quarter. Since purchase orders are submitted from customers based on the timing of their requirements, the Company’s ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although the Company has not historically experienced material cancellations of purchase orders. As a result of the Company’s backlog balance as of July 31, 2018, the Company’s liquidity and available capital resources are expected to continue to improve during the balance of the current fiscal year.

The Company generated cash of $5.6 million during the nine months ended July 31, 2018 due largely to the impact of increased sales, which resulted in net income of $5.4 million. An increase in accounts receivable ($2.0 million) and inventories ($0.7 million) were partially offset by increased accounts payable ($0.5 million) and accrued expenses ($1.2 million). This net decrease in cash was partially offset by an increase in cash from noncash credits of $0.6 million primarily from depreciation and amortization, and $0.2 million of stock-based compensation expense. In addition, during the nine months ended July 31, 2018, the Company received $1.0 million from the exercise of stock options and paid out $0.5 million in dividends.

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

We are currently evaluating the financial impact of the import tariffs that were recently enacted in the U.S. and abroad. While we do not believe that the financial impact on the Company of the enacted tariffs will be material, we recognize that there is uncertainty related to potential costs related to these actions.

Results of Operations

Three Months Ended July 31, 2018 vs. Three Months Ended July 31, 2017

Net sales of $13.9 million increased by 77%, or $6.0 million, for the three months ended July 31, 2018 (the “fiscal 2018 quarter”) when compared to the three months ended July 31, 2017 (the “fiscal 2017 quarter”). Net sales for the fiscal 2018 quarter at the Company’s Custom Cabling Manufacturing and Assembly segment (Custom Cabling) increased by $5.9 million, or 121%, when compared to the fiscal 2017 quarter as a result of increased sales of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses. The Custom Cabling Manufacturing and Assembly segment saw an increase in new sales due, in large part, to project work in the OEM and wireless carrier markets in addition to an increase in traditional run rate business. Net sales for the fiscal 2018 quarter at the RF Connector and Cable Assembly segment (RF Connector) increased by $0.1 million, or 3%, to $3.1 million as compared to $3.0 million for the fiscal 2017 quarter.

Gross profit for the third quarter increased $2.3 million to $4.6 million while gross margins improved to 33% of sales from 28% of sales in the third quarter last year. The improvement in gross margins was primarily due to the revenue increase at the Custom Cabling segment which had the effect of spreading certain fixed manufacturing costs over a larger revenue base.

Engineering expenses increased $0.1 million during the fiscal 2018 quarter to $0.3 million compared to $0.2 million for the fiscal 2017 quarter due to increased compensation expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $0.3 million to $2.1 million compared to $1.8 million in the third quarter last year due to higher compensation related to the sales gains at Custom Cabling. Despite this increase in expenses, selling and general expenses as a percentage of sales declined to 15% of sales compared to 23% of sales in the third quarter last year indicating the Company’s increased operational efficiencies.

For the fiscal 2018 quarter, income from continuing operations for the Custom Cabling segment and the RF Connector segment was $1.8 million and $0.3 million, respectively, as compared to $30,000 and $0.2 million for the comparable third quarter last year. The increase in income from continuing operations at the Custom Cabling and RF Connector segments was primarily due to the increase in sales.

The provision (benefit) for income taxes was 20% and 10% of income before income taxes for the three months ended July 31, 2018 and 2017, respectively. The increase in the effective income tax rate from period to period was primarily driven by the better sales in in the fiscal 2018 quarter.

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

For the fiscal 2018 quarter, net income was $1.7 million and fully diluted earnings per share (EPS) was $0.18 per share as compared to a net income of $0.2 million and fully diluted EPS of $0.02 per share for the fiscal 2017 quarter. For the fiscal 2018 quarter, the diluted weighted average shares outstanding was 9,729,608 as compared to 8,915,794 for the fiscal 2017 quarter.

Nine Months Ended July 31, 2018 vs. Nine Months Ended July 31, 2017

Net sales of $46.6 million increased by 111%, or $24.5 million, for the nine months ended July 31, 2018 (the “fiscal 2018 nine month period”) when compared to the nine months ended July 31, 2017 (the “fiscal 2017 nine month period”). Net sales for the fiscal 2018 nine month period at the Company’s Custom Cabling increased $24.1 million, or 173%, when compared to the fiscal 2017 nine month period due to increased sale of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses and other products. Net sales for the fiscal 2018 nine month period at the RF Connector and Cable Assembly segment increased by $0.4 million, or 5%, to $8.5 million as compared to $8.1 million for the fiscal 2017 nine month period.

The Company’s gross profit as a percentage of sales in the fiscal 2018 nine month period increased by 7% to 34% compared to 27% in the fiscal 2017 nine month period due primarily to the increased revenues at the Custom Cabling division. The improvement in gross margins was primarily due to the revenue increase at the Custom Cabling segment which had the effect of spreading certain fixed manufacturing costs over a larger revenue base.

Engineering expenses increased $0.7 million during the fiscal 2018 nine month period to $1.3 million compared to $0.6 million for the fiscal 2017 nine month period due to increased compensation expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $2.2 million during the fiscal 2018 nine month period to $7.7 million from $5.5 million in the fiscal 2017 nine month period. The increase in selling and general expenses was primarily due to increased compensation resulting from the increase in net sales. Selling and general as a percentage of sales declined to 17% for the fiscal 2018 nine month period as compared to 25% for the fiscal 2017 nine month period indicating the Company’s increased operational efficiencies.

For the fiscal 2018 nine month period, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $6.7 million and $(30,000), respectively, as compared to $(0.3) million and $0.2 million for the comparable nine months last year. The increase in income from continuing operations at the Custom Cabling segment was primarily due to the increase in sales while the decrease at RF Connector was primarily due to accrued bonuses as a result of the increased profitability of the Company overall.

The provision (benefit) for income taxes was 20% and 63% of income (loss) before income taxes for the nine months ended July 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the reduction of the federal corporate income tax rate due to the Tax Act and the benefit of R&D credits.

All of the income from discontinued operations, net of tax, during the fiscal 2017 nine month period was for royalty payments received under the agreement for the sale of the Company’s RadioMobile division. The period for earning royalties from RadioMobile has now expired.

For the fiscal 2018 nine month period, net income was $5.4 million and fully diluted EPS was $0.57 per share as compared to a net income of $0.1 million and fully diluted EPS of $0.01 per share for the fiscal 2017 nine month period. For the fiscal 2018 nine month period, the diluted weighted average shares outstanding was 9,442,612 as compared to 8,886,395 for the fiscal 2017 nine month period.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RF INDUSTRIES, LTD.

Date: September 12, 2018	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer

Date: September 12, 2018	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer

