Form 10-K
period 2018-10-31
R F INDUSTRIES LTD
filed 2018-12-20
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $47.1 million.

On December 14, 2018, the Registrant had 9,292,701 outstanding shares of Common Stock, $.01 par value.

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

Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled “Risk Factors” in this Form 10-K, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

RF Industries, Ltd. (together with subsidiaries, the “Company”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through its three manufacturing and production facilities, the Company provides a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments.

The Company operates through two reporting segments: (i) the “RF Connector and Cable Assembly” (RF Connector) segment, and (ii) the “Custom Cabling Manufacturing and Assembly” (Custom Cabling) segment. The RF Connector and Cable Assembly segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications, information technology, OEM markets and other end markets. The Custom Cabling Manufacturing and Assembly segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, and wiring harnesses for a broad range of applications in a diverse set of end markets.

During the past two years covered by this Annual Report, the Company’s Custom Cabling Manufacturing and Assembly segment included Comnet Telecom Supply, Inc. (“Comnet Telecom”), a wholly-owned subsidiary whose offices and manufacturing facilities are located in East Brunswick, New Jersey. Comnet Telecom manufactures and distributes telecommunications equipment and cabling infrastructure products used by telecommunications carriers, co-location service companies, and other telecommunication and data center companies. On October 31, 2018, the Company sold Comnet Telecom as part of the Company’s on-going one-company goal to better integrate and streamline its operating facilities and divisions and ensure a common sales strategy. Comnet Telecom’s net sales for the fiscal year ended October 31, 2018 represented 14% of the Company’s consolidated net sales, and its operating margin in fiscal 2018 was 7% below the consolidated operating margin of the remaining divisions of the Company (excluding Comnet Telecom). Except as specifically indicated, the description of the Company and its assets and operations excludes Comnet Telecom. In addition, for financial accounting purposes, Comnet Telecom has been classified as discontinued operations, and Comnet Telecom’s results of operations for the fiscal years ended October 31, 2018 and 2017 have been excluded from the continuing operating results of the Company.

Strategy

In July 2017, the Company hired a new Chief Executive Officer. Since then, the Company’s overall strategy has been the following:

Provide rapid and flexible design and manufacturing services. The Company has been restructuring its operations to focus on providing rapid, flexible and high quality custom manufacturing services.

Competitive Pricing. The Company’s manufacturing and distribution arrangements have been designed to lower costs and, thereby, to enable the Company to offer prices on both the custom manufactured products and on most standard connector and cable products that are competitive with the marketplace.

Leverage its manufacturing and distribution capabilities and facilities. The Company’s strategy is to operate its three manufacturing and distribution locations to best provide our customers with a competitively priced, high quality customized product delivered with a fast turnaround time. In order to achieve success on this strategy, the Company utilizes a “one-company” approach to its three production and distribution locations and allocates its resources based on their production specialization capabilities, proximity to the shipment destination and many other factors. Using this “one-company” approach, the Company’s goal is to not only shorten delivery times but to also lower shipping costs. As of November 1, 2018, the Company operates three manufacturing and distribution locations in the U.S.; one in California, and two in the Northeast.

Integrate marketing and selling efforts. The Company’s three manufacturing and distribution operations have, to a large extent, historically served different customers for the product lines manufactured at, or distributed by those facilities. The Company has been integrating the marketing and sales efforts of the three operations, thereby expanding the number and type of products each operation can offer to its existing client base.

Broad range of immediately available connector products. The Company’s strategy is to stock a very large selection of connector parts, including parts for older or discontinued products that are available for immediate delivery. As a result, the Company is able to fill smaller orders for unique connector parts, as well as provide a broad range of standard connector products.

Targeted focus of product lines. The Company’s revised strategy is to focus on passive products that are integrated into telecommunications, infrastructure and similar products manufactured by others, rather than manufacturing and selling operating components or products. As a result, the Company no longer manufactures radio modems, no longer provides mobile management solutions and services, and no longer manufactures medical monitoring products.

Increase long-term relationships with customers. The Company’s goal is to establish longer-term relationships with the customers who have to date used the Company for specialized projects by having the Company’s customized solutions built into the customer’s product specifications and bill of materials.

Grow through strategic and targeted acquisitions. The Company will continue to consider strategic acquisitions of companies or technologies that can increase or diversify the Company’s customer base, supplement the Company’s management team, expand the Company’s product offerings, and/or expand the Company’s footprint in a relevant market segment.

Operations

The Company currently conducts its operations through three divisions.

RF Connector and Cable Assembly Segment.

The Company’s RF Connector and Cable Assembly segment (“RF Connector segment”) consists of the RF Connector and Cable Assembly division (“RF Connector division”) that is based at the Company’s headquarters in San Diego, California. Although most of the Company’s RF connector and cable products are inventoried and distributed from its San Diego facilities, some of these products also are inventoried and distributed from the Company’s two other facilities. The RF Connector division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets.

The Company’s RF Connector division typically carries over 1,500 different types of connectors, adapters, tools, and test and measurements kits. This division’s RF connectors are used in thousands of different devices, products and types of equipment. Since the RF Connector division’s standard connectors can be used in a number of different products and devices, the discontinuation of one product typically does not make the Company’s connectors obsolete. Accordingly, most connectors carried by the Company can be marketed for a number of years and are only gradually phased out. Furthermore, because the Company’s connector products are not dependent on any single line of products or any market segment, the Company’s overall sales of connectors tend to fluctuate less when there are material changes or disruption to a single product line or market segment. Sales of the Company’s connector products are, however, dependent upon the infrastructure build-out by large telecommunications firms and on the Company’s ability to market its products to these customers.

Cable assembly products manufactured and sold by the RF Connector division consist of various types of coaxial cables that are attached to connectors (usually the Company’s connectors) for use in a variety of communications applications. Cable assemblies manufactured for the RF Connector division are primarily manufactured at the Company’s San Diego, California facilities using state-of-the-art automation equipment and are sold through distributors or directly to major OEM accounts. Cable assemblies consist of both standard cable assemblies and assemblies that are custom manufactured for the Company’s clients. The Company offers a line of cable assemblies with over 100,000 cable product combinations.

The Company designs its connectors at its headquarters in San Diego, California. However, most of the RF connectors are manufactured for the Company by third-party foreign manufacturers located in Asia.

Custom Cabling Manufacturing and Assembly Segment.

The Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) currently consists of two wholly-owned subsidiaries located in the Northeastern U.S. Until its sale on October 31, 2018, Comnet Telecom was part of the Custom Cabling segment. The two current East Coast facilities have historically provided similar products and services to their own customers. The Company has initiated a realignment of the operations of these two East Coast operations in order to integrate certain of their manufacturing and marketing functions so as to better address overlapping market opportunities and to more efficiently manufacture, market and ship products to the Company’s customers. The Company also has commenced integrating the manufacturing, marketing and distribution functions of the Custom Cabling segment with those of the RF Connector division in San Diego, California. As a result, the San Diego, California, facility maintains an inventory of, and sells and ships certain products previously only offered by the East Coast Custom Cabling segment companies, and the two Custom Cabling segment companies now likewise carry RF Connector products. The two subsidiaries that comprise the current Custom Cabling segment consist of the following:

Cables Unlimited, Inc. Cables Unlimited, Inc. is a custom cable manufacturer located in Yaphank, New York, that RF Industries, Ltd. acquired in 2011. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the industrial, defense, telecommunications and wireless markets.  The products sold by Cables Unlimited include custom and standard copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment.

Rel-Tech Electronics Division RF Industries, Ltd. acquired Rel-Tech Electronics, Inc. in June 2015. Rel-Tech’s offices and manufacturing facilities are located in Milford, Connecticut. Founded in 1986, Rel-Tech is a designer and manufacturer of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, and networking and communications cabling.

Product Description

The Company produces a broad range of interconnect products and assemblies. The products that are offered and sold by the Company consist of the following:

Connector and Cable Products

The Company designs, manufactures and markets a broad range of coaxial connectors, coaxial adapters and coaxial cable assemblies for the numerous products with applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets. Various types of products/connectors include passive DAS related items such as connectors, adapters, splitters, couplers and loads. These connectors are offered in several configurations and cable attachment methods for customer applications. There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, 5G, LTE, Wi-Fi and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of the Company’s connectors include telecommunications companies, circuit board manufacturers, OEMs, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. The Company markets over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

The Company also designs and sells a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, research and development technicians and engineers. These tools are manufactured for the Company by outside contractors. Tool products are carried as an accommodation to the Company’s customers and have not materially contributed to the Company’s revenues.

The Company markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coax cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including low PIM, Wi-Fi and wireless local area networks, wide area networks, internet systems, cellular systems including 2.5G, 3G, 4G, 5G, LTE, DAS and Small Cell installations, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off The Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

The Company carries thousands of separate types of connectors, most of which are available in standard sizes and configurations and that are also offered by other companies. However, the Company also has some proprietary products, including the CompPro product line and OptiFlex. CompPro is a patented compression technology that offers advantages for a water-tight, ruggedized connection, providing easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world.

Fiber Optic Products

The Company’s Cables Unlimited division is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. Through its Cables Unlimited division, the Company offers a broad range of interconnect products and systems that have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. Cables Unlimited also manufactures OptiFlex, a hybrid fiber optic and DC power cabling solution the Company designed and now manufactures for wireless service providers engaged in upgrading their cell towers. The custom hybrid cable is significantly lighter and possesses greater flexibility than cables previously used for wireless service.

Other Cabling Products

The Company also designs, manufactures and sells cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, networking and communications cabling. DIN and Mini DIN connector assemblies include power cord, coaxial, Mil-spec and testing.

Foreign Sales

Net sales to foreign customers accounted for $662,000 (or approximately 1%) of the Company’s net sales, and $729,000 (or approximately 3%) of the Company’s net sales, respectively, for the fiscal years ended October 31, 2018 and 2017. The majority of the export sales during these periods were to Canada and Mexico.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

The Company currently sells its products through independent warehousing distributors and through its in-house marketing and sales team. Sales through independent distributors accounted for approximately 70% of the net sales of the Company for the fiscal year ended October 31, 2018. The Company’s agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the Company during the fiscal year ended October 31, 2018 were assembled at the International Organization for Standardization (ISO) approved factory in San Diego, California. The Company procures its raw cable from manufacturers with ISO approved factories in the United States, China and Taiwan. The Company primarily relies on twelve manufacturers for its coaxial connectors, tools and other passive components and several plants for raw cable. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. There are certain risks associated with the Company’s dependence on third-party manufacturers for some of its products. See “Risk Factors” below. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

The Company manufactures custom cable assemblies, adapters and electromechanical wiring harnesses and other products in its Yaphank, New York manufacturing facility. The Yaphank facility is an ISO approved factory. Cables Unlimited, Inc. the subsidiary that operates the Yaphank facility, is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty.

The Milford, Connecticut, facility is an ISO approved manufacturing facility that is primarily used to manufacture cable assemblies, electromechanical assemblies, wiring harnesses and other similar products.

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The RF Connector division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector or suppliers. The Custom Cabling divisions obtain coaxial connectors from the RF Connector division. The Company believes there are numerous domestic and international suppliers of other coaxial connectors that the Company may need for any of its cabling products.

The Cables Unlimited division and the Rel-Tech Electronics division purchase all of their products from manufacturers located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States; however, Cables Unlimited purchases most of its fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited in its products are readily available and that Cables Unlimited is not currently dependent on any supplier for its raw materials except where Corning Extended Warranty certification is required. Neither Cables Unlimited nor Rel-Tech Electronics currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Employees

As of October 31, 2018, the Company employed 186 full-time employees, of whom 47 were in accounting, administration, sales and management, 132 were in manufacturing, distribution and assembly, and 7 were engineers engaged in design, engineering and research and development. The employees were based at the Company’s offices in San Diego, California (68 employees), Yaphank, New York (55 employees), and Milford, Connecticut (63 employees). The Company also occasionally hires part-time employees. The Company believes that it has a good relationship with its employees. The Cables Unlimited division employs five cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

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

Because the Company carries thousands of separate types of connectors and other products, most of which are available in standard sizes and configurations and are also offered by the Company’s competitors, the Company does not believe that its business or competitive position is dependent on patent protection.

Under its agreements with Corning Cables Systems LLC, Cables Unlimited is permitted to advertise that it is a Corning Cables System CAH Connections Gold Program member.

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

Under its agreements with Corning Cables Systems LLC, Cables Unlimited is authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

Competition

The Company believes that the worldwide industry for connector products is highly fragmented. The Company and industry analysts estimate North American sales of cable assembly products currently is approximately $33.4 billion. The Company and industry analysts estimate worldwide sales of connector products of approximately $80.4 billion by 2023. Many of the competitors of the RF Connector and Cable Assembly division have significantly greater financial resources and broader product lines. The RF Connector and Cable Assembly division competes on the basis of product quality, product availability, price, service, delivery time and value-added support to its distributors and OEM customers. Since the Company’s strategy is to provide a broad selection of products in the areas in which it competes and to have a ready supply of those products available at all times, the Company normally carries a significant amount of inventory of its connector products.

Cables Unlimited competes on the basis of product quality, custom design, service, delivery time and value-added support to its customers. Cables Unlimited is a Corning Cables System CAH Connections Gold Program member, along with 11 other companies permitted to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty. Cables Unlimited believes that being part of a limited number of Corning Cables System CAH Connections Gold Program members provides a competitive advantage in certain fiber optic markets. In addition, Cables Unlimited custom designs a variety of cabling product, including hybrid fiber cable that is utilized by wireless carriers in their roll out of 4G. The carriers are beginning their build-out of 5G which is estimated to be $130 billion in 2024.

Cables Unlimited and Rel-Tech Electronics compete with both smaller, local cable assembly houses as well as large, national manufacturers and distributors of telecommunications equipment and products.

Government Regulations

The Company’s products are designed to meet all known existing or proposed governmental regulations. Management believes that the Company currently meets existing standards for approvals by government regulatory agencies for its principal products.

The Company’s products are Restriction on Hazardous Substances (“RoHS”) compliant.

Investor Information.

The Company’s principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and its two wholly-owned subsidiaries, Cables Unlimited, Inc. and Rel-Tech Electronics, Inc.

The Company’s principal Internet website is located at http://www.rfindustries.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). Reports filed with the SEC are also available on the SEC’s website at www.sec.gov. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Company Is Heavily Dependent Upon Wireless And Broadband Communications Providers.

The revenues and profitability of the Company are, to a significant extent, dependent upon the wireless and broadband communications industries. Rel-Tech Electronics was acquired in June 2015 in part to reduce the Company’s dependence on the wireless and broadband customers and to provide other communications products primarily to the OEM markets. However, because the Company anticipates that sales to the wireless and broadband markets will continue to represent a large portion of the Company’s revenues, the Company’s revenues and profits will continue to be heavily dependent on the wireless and broadband markets. As a result, any material downturn in the wireless and broadband markets could have a material and adverse effect on the Company’s operations and financial results.

The Company’s Recent Increases In Revenues and Profits Are Due In Large Part To Accelerated Spending Related to Upgrades of the U.S. Wireless Infrastructure and Networks, And Any Decline In This Activity or the Related CAPEX Could Have A Material Negative Affect On The Company’s Operations And Financial Condition.

A major portion of the Company’s recent growth in both revenues and profitability is due to increased sales by the Company of products, particularly custom made products manufactured by the Company’s Custom Cabling segment, used to build out and/or upgrade the U.S. wireless infrastructure and related networks. The upgrades to the infrastructure are to both support existing 4G networks, as well as to lay the groundwork for mobile 5G networks. The Company’s products used to build out and upgrade cell tower networks include certain types of custom cabling, fiber optic cable, copper cabling, and hybrid fiber and power cables. Most of the Company’s recent sales of cell tower upgrade products were made, directly or through the Company’s distributors, to a small number of end users. The Company’s revenues and profits could abruptly and materially decrease if U.S. wireless carriers slow down or decrease their investments in building out and upgrading their networks, or if any of the primary end user customers that the Company has been selling its cabling products to decreases its purchases from the Company. No assurance can be given that the Company will continue to benefit from the recent increase in wireless network improvements by U.S. wireless carriers.

The Company Depends On Third-Party Contract Manufacturers For A Majority Of Its Connector Manufacturing Needs. If They Are Unable To Manufacture A Sufficient Quantity Of High-Quality Products On A Timely And Cost-Efficient Basis, The Company’s Net Revenue And Profitability Would Be Harmed And Its Reputation May Suffer.

Substantially all of the Company’s RF Connector division’s connector products are manufactured by third-party contract manufacturers. The Company relies on them to procure components for RF connectors and in certain cases to design, assemble and test its products on a timely and cost-efficient basis. If the Company’s contract manufacturers are unable to complete design work on a timely basis, the Company will experience delays in product development and its ability to compete may be harmed. In addition, because some of the Company’s manufacturers have manufacturing facilities in Taiwan and China, their ability to provide the Company with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If the Company’s manufacturers are unable to provide it with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

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

As part of its plan to operate businesses that are profitable and that reflect the changing market, the Company from time to time sells unprofitable divisions and purchases new businesses. During the past few years, the Company has sold its Comnet Telecom, Aviel, RadioMobile and RF Neulink divisions, and has shutdown its Bioconnect division. The Company has also purchased the Cables Unlimited, Comnet Telecom, and Rel-Tech subsidiaries. While the Company believes that restructuring its operations to address changes in its principal markets will benefit the Company in the longer term, these dispositions and acquisitions have in the short term caused the Company to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of its new subsidiaries, upgrading its information systems, and the cost of managing various divisions in separate locations and states. The Company may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional businesses, including:

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

As of October 31, 2018 and 2017, the Company determined that there has been no impairment in the goodwill of Cables Unlimited, Inc., Rel-Tech, and CompPro. The goodwill of Comnet no longer exists as the subsidiary was sold as of October 31, 2018.

No assurance can be given that events or circumstances will not change regarding the carrying value of goodwill of the Cables Unlimited and Rel-Tech subsidiaries or the CompPro product line. Should the Company in the future determine that the carrying value of the goodwill associated with some or all of these assets no longer is recoverable, the Company will have to record additional impairment losses. In the event that the Company has to record material impairment charges on either of the Cables Unlimited and Rel-Tech subsidiaries or the CompPro product line, such future charges could materially reduce future earnings, which would negatively affect the Company’s stock price.

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

While The Company Has In The Past Paid Dividends, No Assurance Can Be Given That The Company Will Declare Or Pay Cash Dividends In The Future.

During fiscal 2018, the Company made four dividends distributions to its stockholders (for a total of $0.08 per share). Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. If the Company does not pay a cash dividend, the Company’s stockholders will not realize a return on their investment in the Common Stock except to the extent of any appreciation in the value of the Common Stock.

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

One customer, who is a distributor, accounted for approximately 62% of the Company’s net sales for the fiscal year ended October 31, 2018. This same customer accounted for approximately 27% of the Company’s net sales for the fiscal year ended October 31, 2017. Although this distributor has been an on-going major customer of the Company in the past, the written agreement with this customer does not have any minimum purchase obligations and the customer could stop buying the Company’s products at any time and for any reason. Also, a significant portion of the Company’s recently increased sales have been sold directly and through the foregoing distributor, to a few end users for use in upgrading and building out wireless networks. A reduction, delay or cancellation of orders from these customers or the loss of the distributor or the primary end user customers of the Company’s wireless product could significantly reduce the Company’s future revenues and profits. The Company cannot provide assurance that its existing distributors or primary customers will continue to purchase at the current or historical levels or that the Company will be able to obtain orders from new customers.

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

Changes in income tax and other regulatory legislation.

The Company operates in compliance with applicable laws and regulations and attempts to structure its operations based upon existing laws and anticipated future changes in the law. However, when new legislation is enacted, or when new interpretations or applications of existing laws are made, the Company may need to implement changes in its policies or manner of operations, which changes could negatively affect the Company’s operations. The Company is, therefore, susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials, tariffs  and other laws related to trade, accounting and business activities. Such changes in legislation may have an adverse effect on our business.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 1% and 3% of the net sales of the Company during the years ended October 31, 2018 and 2017, respectively. International revenues are subject to a number of risks, including:

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

The Inability To Hire or Retain Certain Key Professionals, Management And Staff Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them, which may become increasingly difficult in an environment of cost reductions. Implementing our business strategy requires specialized engineering and other talent. The market for employees in our industry is extremely competitive and the cost for new employees may exceed the cost of existing employees. The loss of key management and technical personnel, could have an adverse effect on our business, financial position and results of operations.

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

As of October 31, 2018 and 2017, the Company determined that its internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

A Cyber Incident Could Result In Information Theft, Data Corruption, Operational Disruption, And/ Or Financial Loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. The Company depends on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with its employees and business partners. The Company’s technologies, systems, networks, and those of its business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of the Company’s business operations. Although to date the Company has not experienced any losses relating to cyber attacks, there can be no assurance that the Company will not suffer such losses in the future. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases its corporate headquarters and RF connector and cable assembly manufacturing facilities at 7610 Miramar Road, San Diego, California. At that location, the Company leases three buildings that house the Company’s corporate administration, sales and marketing, and engineering departments. The buildings also are used for production and warehousing by the Company’s RF Connector division and, until October 31, 2018, Comnet Telecom division. On June 5, 2017, the Company entered into a fifth amendment to its lease for its facility in San Diego, California. As a result, the Company now leases a total of approximately 21,908 square feet of office, warehouse and manufacturing space at its San Diego location. The term of the lease expires on July 31, 2022, and the rental payments under the lease currently are $22,721 per month. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

(i)	On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K & K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York, to extend the term of the lease to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remains at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. On June 6, 2018, Cables Unlimited extended its lease with K&K Unlimited for an additional three years to June 30, 2021, with the same terms and conditions.

(ii)	On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s current net monthly rent expense under the lease is $8,707 per month for these facilities. The new lease expires in August 2019.

(iii)	On November 1, 2018, the Cables Unlimited division entered into a lease agreement with 100 Bellport Avenue, LLC, as landlord, for approximately 7,500 square feet located in Yaphank, New York with a monthly rent expense of $5,625. The lease expires on October 31, 2019.

The aggregate fiscal 2018 monthly rent for all of the Company’s facilities currently is approximately $53,000 per month, plus utilities, maintenance and insurance.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder. As of October 31, 2018, there were 282 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Repurchase of Securities. The Company did not repurchase any securities during the fiscal year October 31, 2018.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2018 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	814,200	$3.41	1,524,588

Equity Compensation Plans Not Approved by Stockholders (2)	130,000	$1.07	-
Total	944,200	$3.09	1,524,588

(1)	Consists of options granted under the R.F. Industries, Ltd. 2010 Stock Incentive Plan.

(2)	Consists of options granted to one key employee of the Company.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, the Company periodically reviews its inventories for excess and slow moving items and makes provisions as necessary to properly reflect inventory value. Because inventories have, during the past couple years, represented up to one-fourth of our total assets, any reduction in the value of our inventories would require the Company to take write-offs that would affect the net worth and future earnings.

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

Earn-out Liability

The purchase agreement for the Rel-Tech acquisition provided for earn-out payments of up to $800,000, payable through May 31, 2018. No earn-out obligation to Rel-Tech remains as of October 31, 2018. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and was included as a component of the total purchase price. The earn-out was revalued quarterly using a present value approach and any resulting increase or decrease has been recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could have impacted the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date.

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

The Company accounts for uncertain tax positions by determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities upon examination based on the technical merits of the position. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s consolidated balance sheets. See Note 8 to the Consolidated Financial Statements included in this Report for more information on the Company’s accounting for uncertain tax positions.

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

OVERVIEW

During the periods covered by this Annual Report, the Company marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of products. The range of products that the Company sold has changed in the periods covered by the attached financial statements. Most recently, on October 31, 2018, the Company sold all of the assets and liabilities of its Comnet Telecom Supply division (a provider of fiber optic and other cabling technologies, custom patch cord assemblies, and other data center products), which had been acquired in November 2014.

The Company aggregates operating divisions into operating segments which have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has two reportable segments – the “RF Connector and Cable Assembly” segment (RF Connector) and the “Custom Cabling Manufacturing and Assembly” segment (Custom Cabling) – based upon this evaluation.

The RF Connector segment is comprised of one division, while the Custom Cabling segment is comprised of two divisions. The three divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division and the Cables Unlimited and Rel-Tech subsidiaries. While each segment had similar products and services, with one major exception, there was little overlapping of these services to their customer base. In addition, sales or product and services for the RF Connector segment was primarily through the distribution channel while the Custom Cabling sales was through a combination of distribution and direct to the end customer.

For the year ended October 31, 2018, most of the Company’s revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses (which accounted for 76% of the Company’s total sales for the fiscal year ended October 31, 2018). This segment largely benefitted from an increase in demand of the segment’s fiber optics cable used primarily in the build out of wireless carrier 4G and 5G network deployment. This segment also sells highly customized cable assemblies and wiring harnesses which are integrated into other customers’ products, directly to blue-chip customers.

Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 24% of the Company’s total sales for the fiscal year ended October 31, 2018. This segment, which historically produces the largest margins of the three production sites, is known for its quick turnaround of high quality customized solutions in the form of cable assemblies.

On October 31, 2018, the Company sold all of the shares of Comnet Telecom division for a cash purchase price of $4.2 million. The sale of Comnet was consistent with the Company’s business transformation toward a one company culture and operating structure to more efficiently leverage its capabilities across the entire business. Comnet’s business did not match the Company’s go-to-market strategy since it operated with a different sales model and margin profile than the rest of the Company. As a result of the sale, the Company recognized a loss from discontinued operations of $0.2 million for the year ended October 31, 2018 and reclassified prior year results to report income from discontinued operations of $0.2 million for the year ended October 31, 2017.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2018 and 2017 (in thousands, except percentages):

	2018		2017
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$16,334	50.3%	$5,208	20.8%
Current assets	28,530	87.8%	16,793	67.0%
Current liabilities	4,719	14.5%	3,598	14.4%
Working capital	23,811	73.3%	13,195	52.7%
Property and equipment, net	559	1.7%	565	2.3%
Total assets	32,502	100.0%	25,060	100.0%
Stockholders' equity	27,783	85.5%	21,343	85.2%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash it expects to generate from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of October 31, 2018, the Company had cash and cash equivalents equal to $16.3 million.

•	As of October 31, 2018, the Company had $28.5 million in current assets and $4.7 million in current liabilities.

•	As of October 31, 2018, the Company had no outstanding indebtedness for borrowed funds.

As of October 31, 2018, the Company had a total of $16.3 million of cash and cash equivalents compared to a total of $5.2 million of cash and cash equivalents as of October 31, 2017. As of October 31, 2018, the Company had working capital of $23.8 million and a current ratio of approximately 6:1.

Subsequent to the fiscal year ended October 31, 2017, the Company experienced a substantial increase in orders for its products in the Custom Cabling segment. As a result of these increased orders, the Company’s backlog had increased to $11 million as of October 31, 2018 as compared to $4 million as of October 31, 2017. During the year ended October 31, 2018, while the Company had shipments of over $50 million, the Company generated $57 million of new orders. Since purchase orders are submitted from customers based on the timing of their requirements, the Company’s ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although the Company has not historically experienced material cancellations of purchase orders. As a result of the Company’s backlog balance as of October 31, 2018, the Company’s liquidity and available capital resources are expected to continue to improve over the next twelve months.

The Company generated cash of $10.3 million during the year ended October 31, 2018 due largely to $5.3 million of cash generated from continuing operations primarily due to consolidated net income of $5.8 million, the increase in accrued bonuses and commissions of $1.5 million, noncash charges of $0.5 million for depreciation and amortization related to the acquisitions of Rel-Tech and CompPro, and $0.2 million of stock-based compensation expense. This increase in cash was partially offset by an increase in accounts receivable of $1.4 million and inventories of $1.6 million. The increase in net income, accrued expenses, accounts receivable and inventories were all due primarily to the increase in demand from the Company’s Custom Cabling segment for its fiber optics cable used primarily in the build out of wireless carrier 4G and 5G network deployment. In addition, the Company received $4.2 million of cash from the sale of its Comnet subsidiary and $1.1 million of proceeds from the exercise of stock options by its employees. These increases were partially offset by the payment of dividends ($0.7 million) and capital expenditures of $0.3 million.

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

Results of Operations

The following summarizes the key components of the consolidated results of operations for the fiscal years ended October 31, 2018 and 2017 (in thousands, except percentages) of the Company. On October 31, 2018, the Company sold its Comnet subsidiary. As a result of the sale of the Comnet division, Comnet is included in the Company’s results from operations as discontinued operations.

	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$50,196	100.0%	$22,983	100.0%
Cost of sales	33,096	65.9%	15,996	69.6%
Gross profit	17,100	34.1%	6,987	30.4%
Engineering expenses	1,480	2.9%	824	3.6%
Selling and general expenses	8,173	16.3%	5,960	25.9%
Operating income	7,447	14.8%	203	0.9%
Other income	47	0.1%	29	0.1%
Income from continuing operations before provision for income taxes	7,494	14.9%	232	1.0%
Provision for income taxes	1,468	2.9%	62	0.3%
Income from continuing operations	6,026	12.0%	170	0.7%
Income (loss) from discontinued operations, net of tax	(180)	-0.4%	212	0.9%
Consolidated net income	5,846	11.6%	382	1.7%

As it relates to continuing operations, net sales of $50.2 million for the year ended October 31, 2018 ( “fiscal 2018”) increased by $27.2 million or 118% when compared to net sales of $23.0 million for the year ended October 31, 2017 (“fiscal 2017”). Net sales for fiscal 2018 at the RF Connector segment increased by $0.4 million, or 3%, to $11.8 million as compared to $11.4 million for fiscal 2017. The Company’s Custom Cabling segment generated $38.4 million of net sales for fiscal 2018, an increase of $26.9 million or 234% when compared to $11.5 million for fiscal 2017. The increase in net sales at this segment is primarily attributable to an increase in demand for its fiber optics cable used primarily in the build out of wireless carrier 4G and 5G network deployment.

The Company’s gross profit as a percentage of sales in fiscal 2018 increased by 3.7% to 34.1% compared to 30.4% in 2017 fiscal due primarily to the increased revenues at the Custom Cabling segment. The improvement in gross margins was primarily due to the revenue increase at the Custom Cabling segment which had the effect of spreading certain fixed manufacturing costs over a larger revenue base.

Engineering expenses for fiscal 2018 increased as compared to fiscal 2017 due to increased compensation expense related to engineering activities. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $2.2 million, or 37.1%, during fiscal 2018 to $8.2 million from $6.0 million in the prior period. The increase in selling and general expenses in 2018 was primarily due to the increased incentive bonus compensation resulting from the increase in net sales. Selling and general as a percentage of sales declined to 16% for fiscal 2018 as compared to 26% for fiscal 2017 indicating the Company’s increased operational efficiencies.

For fiscal 2018, the Company incurred operating income of $7.4 million and net income of $5.8 million, compared to an operating income of $203,000 and net income of $382,000 in the prior fiscal year.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, which results in a blended statutory income tax rate for the Company of 23.17% for fiscal 2018. For the fiscal year ending October 31, 2019 (“fiscal 2019”), the Company’s U.S. federal statutory income tax rate will be 21.0%. The Company has completed its accounting for the tax effects of the enactment of the Tax Act, which resulted in a tax benefit of $41,000 from remeasuring our U.S. deferred tax assets and liabilities at the lower 21% U.S. federal statutory rate.

The provision for income taxes from continuing operations was $1.5 million or 19.6% and $62,000 or 26.7% of income before income taxes for fiscal 2018 and 2017, respectively. The decrease in the effective income tax rate from year to year is primarily attributable to the reduction of the federal corporate income tax rate due to the Tax Act, the benefit of research and development credits, and the recognition of a stock option windfall benefit related to the exercise of non-qualified stock options resulting from the Company’s adoption of ASU 2016-09. Prior to the adoption of ASU 2016-09, the stock option windfall benefit related to the exercise and disposition of equity-based incentive awards was credited to additional paid-in capital, not the provision for income taxes.

The adoption of this standard on share-based compensation in fiscal 2018 will increase or decrease the effective tax rate based upon the tax effect of the difference between the share-based compensation expenses and the benefits recognized on the Company’s tax returns. The Company anticipates the impact to the effective tax rate from the recognition of excess tax benefits will vary from year to year depending on the Company’s share price in each period.

Loss from discontinued operations, net of tax, during fiscal 2018 was $180,000 compared to income of $212,000 in the prior year. On October 31, 2018, the Company sold its Comnet subsidiary. For fiscal 2018 and 2017, the Company recognized pretax loss of $221,000 and pretax income of $168,000, respectively, from Comnet Telecom’s operations. In 2013, the Company sold its RadioMobile division, in exchange for which it received a three-year commitment to receive royalty payments from the operations of RadioMobile. Accordingly, the results of the RadioMobile division have been included as discontinued operations for the 2017 fiscal year in the attached financial statements. The Company recognized royalty income in fiscal 2018 and 2017 of $0 and $57,000, respectively, from the sale of RadioMobile. The three-year period for earning royalties from RadioMobile has now expired.

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

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2018 and 2017

•	Consolidated Statements of Operations for the years ended October 31, 2018 and 2017

•	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended October 31, 2018 and 2017

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of October 31, 2018.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2018.

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

Changes in Internal Controls

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than as described above, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2018. Other than Howard Hill, our former Chief Executive Officer, and Robert Dawson, our current President and Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Joseph Benoit	64	2013
Marvin H. Fink	82	2001
Howard F. Hill	78	1979
William Reynolds	83	2005
Gerald Garland	68	2017
Robert Dawson	44	2018

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

Marvin H. Fink is a retired executive. Mr. Fink most recently served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. from October 2002 to March 2005. Prior thereto, Mr. Fink was President of Teledyne’s Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, an M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is an inactive member of the California Bar.

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

Gerald T. Garland was most recently Senior Vice President of Solutions Development and Product Management for TESSCO Technologies, a publicly-traded value-added distributor and solutions provider for the wireless industry. Mr. Garland also served as Senior Vice President of the Commercial division at TESSCO, where he was responsible for sales, business and products development and product management at the Company’s core wireless communications business. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 corporations. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, Cisco certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO Technologies from 1993 to 1999 during the Company’s successful Initial Public Offering and oversaw TESSCO’s annual sales expansion from $50 million to over $190 million. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his MBA, with a concentration in Finance, from Loyola University, and his Bachelor of Science in Business Management and Accounting from Towson University. He is currently the Managing Director at Inscite Consulting, on the Board of Directors and Chief Adviser to the World Trade Center Institute and on the Executive Advisory Board of Patriot Capital. He is also on the Executive Committee of Communications Electronics, Inc. and the Board of SOZO Children.

Robert Dawson has been the Company’s current President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. Prior to joining RF Industries on July 17, 2017, Mr. Dawson was President and CEO of Vision Technology Services, an information technology consulting and project management company that was acquired by BG Staffing. He spent 2007-2013 at TESSCO Technologies, a publicly traded distributor of wireless products and services. At TESSCO Mr. Dawson held multiple executive roles in sales, marketing, product management and strategy culminating with being Vice President of Sales, responsible for TESSCO’s sales organization and leading a team delivering more than $700 million in sales. He joined TESSCO through the 2007 acquisition of NetForce Solutions, a technology training and consulting firm that he co-founded in 2000 and led as the Chief Executive Officer through seven years of growth before being acquired by TESSCO. Mr. Dawson received his Bachelor's degree in Business Administration from Hillsdale College.

The Company believes that Messrs. Benoit, Fink, Hill, Reynolds, Garland and Dawson have the following qualifications as members of the Board of Directors:

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

Robert Dawson: Mr. Dawson has significant leadership experience in sales, marketing, and product management and strategy for a leading publicly traded distributor of wireless products and services. Mr. Dawson also served as President and CEO of an information technology consulting and project management company and was a co-founder of a successful telecom and wireless technology training and consulting firm that he co-founded and led for seven years of growth until it was acquired.

Management

Robert Dawson, 44, has been the Company’s current President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

Mark Turfler, Senior Vice President and Chief Financial Officer, was appointed as the Company’s Acting Chief Financial Officer and Corporate Secretary on June 7, 2013. Effective as of January 10, 2014, Mr. Turfler was promoted to Chief Financial Officer. Mr. Turfler joined the Company in January 2013 as our Controller. Prior to joining the Company, Mr. Turfler worked in senior accounting/finance positions at Ligand Pharmaceuticals, Inc. from 2006 to 2009, at Cylene Pharmaceuticals, Inc. from 2010 to 2011, and as an independent financial/accounting consultant from 2012 until he joined the Company in January 2013. Mr. Turfler has more than 35 years of accounting and finance experience including several years with publicly traded companies in a variety of senior financial executive positions with wireless telecommunications, international manufacturing, medical device and software companies. Mr. Turfler began his career with PricewaterhouseCoopers after graduating from Syracuse University with a B.S. in accounting. Mr. Turfler is a Certified Public Accountant and a member of the American Institute of CPAs, California Society of CPAs, Corporate Directors Forum and Financial Executives International.

Board of Director Meetings

During the fiscal year ended October 31, 2018, the Board of Directors held eight meetings. During the fiscal year ended October 31, 2018, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which he served.

Board Committees

During fiscal 2018, the Board of Directors maintained three committees, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. During fiscal 2018, the Audit Committee was composed of Mr. Reynolds (Chairman), Mr. Benoit and Mr. Garland. Each of these individuals was a non-employee director and was independent as defined under the NASDAQ Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Reynolds is an “audit committee financial expert.” The Audit Committee met five times during fiscal 2018. The Audit Committee operates under a formal charter, which is posted on the Company’s website. Effective January 1, 2019, Mr. Garland will replace Mr. Reynolds as the Chairman of the Audit Committee.

The Compensation Committee currently consists of Messrs. Fink, Reynolds, and Benoit (Chairman) each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. The Compensation Committee held three formal meetings during fiscal 2018, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Messrs. Fink (Chairman), Benoit, and Reynolds, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held two meetings during fiscal 2018, which was attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2018, all Section 16(a) reports were timely filed except that Joseph Benoit was late in filing two forms, Howard Hill was late in filing two forms, and William Reynolds was late in filing one form, all of which were filed within two calendar days after the due date.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on October 31, 2018 and who earned over $100,000 during the fiscal year ended October 31, 2018, and (iii) for any officer who earned over $100,000 during the October 31, 2018 fiscal year but was no longer employed with the Company on October 31, 2018 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). No other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2018.

Summary Compensation Table

								Nonqualified
						Non-Equity		Deferred
				Stock	Option	Incentive Plan		Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation		Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)(2)	($)		($)	($)		($)
Robert D. Dawson
President and Chief Executive Officer and Director (1)	2018	259,423	-	-	-	200,000	(3)	-	36,448	(4)	495,871
	2017	67,000	-	-	58,777	-		-	52,397	(4)	178,174
Mark Turfler
SVP, Chief Financial Officer	2018	170,000	-	-	-	123,050	(5)	-	20,197	(7)	313,247
	2017	170,000	-	-	-	15,300	(6)	-	-		185,300

(1)       Mr. Dawson joined the Company as President as of July 17, 2017 at an annual salary of $250,000. Effective July 17, 2018, Mr. Dawson’s annual salary was increased to $275,000.

(2)       The amounts in this column represent the aggregate fair value of the option awards recognized by the Company as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 9, “Stock options,” to the Consolidated Financial Statements.

(3)       For the fiscal year ended October 31, 2018, the Company adopted corporate goals for the determination of cash bonuses to be paid to Robert Dawson, the Company’s Chief Executive Officer.  The target bonus payable to Mr. Dawson was 50% of his 2018 base salary ($250,000) up to 133% based on the achievement by the Company of certain EPS targets and the Company’s subjective determination of his performance for the fiscal year ended October 31, 2018.  The Company did achieve its maximum EPS targets, and the Board of Directors awarded Mr. Dawson a cash bonus of $200,000.

(4)       As part of his employment agreement, the Company agreed to reimburse Mr. Dawson up to $75,000 for relocation expenses, of which Mr. Dawson was paid $52,397 in the fiscal year ended October 31, 2017 and $22,603 of which was paid in the fiscal year ended October 31, 2018. Mr. Dawson’s other compensation for the fiscal 2018 year also includes $13,845 of accrued vacation.

(5)       For the fiscal year ended October 31, 2018, the Company adopted corporate goals for the determination of cash bonuses to be paid to Mark Turfler, the Company’s Chief Financial Officer.  The target bonus payable to Mr. Turfler was 50% of his 2018 base salary ($170,000) up to 133% based on the achievement by the Company of certain EPS targets and the Company’s subjective determination of his performance for the fiscal year ended October 31, 2018.  The Company did achieve its maximum EPS targets, and the Board of Directors awarded Mr. Turfler a cash bonus of $123,050.

(6)       For the fiscal year ended October 31, 2017, the Company adopted corporate goals for the determination of cash bonuses to be paid to Mark Turfler, the Company’s Chief Financial Officer.  The target bonus payable to Mr. Turfler was 40% of his 2017 base salary ($170,000).  The cash bonus was based upon (i) the Company’s subjective determination of his performance (30% of the bonus) and (ii) the achievement by the Company of certain EBITDA targets for the fiscal year ended October 31, 2017 (70% of the bonus).  The Company did not achieve its EBITDA targets, and Mr. Turfler did not receive this portion of the bonus.  However, the Company determined that Mr. Turfler met certain of his subjective performance goals and, therefore, was awarded a cash bonus of $15,300.

(7)       Mr. Turfler’s other compensation for the fiscal 2018 year consisted of $20,197 of accrued vacation.

2018 Option Grants

No options were granted to the Named Executive Officers during the year ended October 31, 2018.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2018 by each of our Named Executive Officers were issued under our 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2018:

Outstanding Equity Awards As Of October 31, 2018

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Mark Turfler	50,000		50,000	(1)	5.88	04/11/24
Mark Turfler	19,000				4.41	11/19/19
Robert D. Dawson	20,000		80,000	(2)	1.90	07/17/27

(1)	Vests as to 10,000 shares annually following grant on April 11, 2014.
(2)	Vests as to 10,000 shares annually following grant on July 17, 2017.

During the fiscal year ended October 31, 2018, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements; Incentive Plan; Change of Control Arrangements

Employment Agreements.

On June 16, 2017, RF Industries, Ltd. entered into an employment letter agreement with Robert D. Dawson, under which Mr. Dawson has served as the Company’s President and Chief Executive Officer since July 17, 2017.

Under Mr. Dawson’s agreement, the Company agreed to pay Mr. Dawson an annual base salary of $250,000. Mr. Dawson’s salary was increased to $275,000 upon his one year anniversary, July 17, 2018. As of January 2, 2019, Mr. Dawson’s salary will increase to $300,000. Mr. Dawson also is eligible to participate in the Company’s annual bonus plan, pursuant to which he has the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary. The actual bonus paid may be higher or lower than the annual bonus based on the over- or under-achievement of Company and individual objectives as determined by the Company’s Board of Directors or its Compensation Committee. It is currently anticipated that 80% of Mr. Dawson’s Annual Bonus will be based on the Company’s performance and 20% will be based on the achievement of individual objectives. Mr. Dawson earned a $200,000 cash bonus for fiscal year 2018.

In addition, on July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock. The award has an exercise price of $1.90 vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. Mr. Dawson is also entitled to be paid or reimbursed up to an aggregate of $75,000 in relocation expenses, and is eligible to participate in the employee benefit plans and programs generally available to the Company’s senior executives, subject to the terms and conditions of such plans and programs.

The term of Mr. Dawson’s agreement is one year. After the first anniversary, Mr. Dawson’s employment will automatically renew, and his period of employment will automatically be extended for an additional one-year period, unless either party provides the other party with written notice of non-renewal at least sixty (60) days prior to the date of automatic renewal. Upon a Change of Control Transaction (as defined in the letter agreement), all of Mr. Dawson’s time based stock options shall immediately vest, whether or not his employment is terminated. If at the time of a Change of Control Transaction Mr. Dawson’s employment is terminated by the Company for any reason other than Cause (as defined), Mr. Dawson will be entitled to receive a change of control cash payment in an amount equal to 12 months of his salary.

Mark Turfler, the Company’s Chief Financial Officer, is currently employed on an at-will basis pursuant to an unwritten employment agreement.  Mr. Turfler’s current annual base salary is $170,000, and he is entitled to participate in the Company’s pension, retirement, disability, insurance, medical service, or other employee benefit plan that are generally available to all employees of the Company.  Effective January 2, 2019, Mr. Turfler’s salary will increase to $187,000.

Incentive Plan.

Both Mr. Dawson and Mr. Turfler are eligible to participate in the Company’s cash and equity incentive bonus plan adopted by the Board of Directors for the 2019 fiscal year (the “Incentive Plan”). Under the Incentive Plan, cash equity bonuses, if any, will be paid to qualified participating officers of the Company and its subsidiaries, including Messrs. Dawson and Turfler, based upon (i) the achievement of specified corporate goals and (ii) a review of the subjective personal performance and contribution of each of the officers. The subjective performance of each officer will be evaluated and determined, in its sole discretion, by the Compensation Committee of the Board after consultation with the Company’s Chief Executive Officer. The corporate goals will apply to all participating officers.

The maximum target bonus payable under the Incentive Plan to participating officers if 100% of the goals are achieved will range from 15% of the recipient’s annual salary to 50% of the recipient’s 2019 base salary for the senior executive officers, including Mr. Dawson and Mr. Turfler. However, the maximum cash bonus payable to all participating officers, including the Chief Executive Officer, may be increased to 75% of the 2019 base salaries of the officers if the Company achieves 150% of its performance targets. Cash bonuses and equity compensation (in the form of either stock options or restricted stock) will be based on the Company’s earnings per share (before payment of bonuses) (“EPS”) for the fiscal year ending October 31, 2019. The maximum bonus payable to each participating officer is subject to reduction based upon the overall performance of such participating officer (performance criteria include the development and execution of strategic plans, the operations of that officer’s business unit, the exercise of leadership by the officer, the support and development of management and other employees, and the contribution of such officer to the improvement in the Company’s overall business activities and profitability). The Board and Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the incentive plan targets to reflect significant change in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2019 bonuses will be paid within 75 days after the end to the fiscal year to participating officers who are employed with the Company on the date of payment.

Change of Control Arrangements.

In the event that a Corporate Transaction occurs before the end of the 2019 fiscal year, the Company shall be required to pay each participant of this Incentive Plan his/her estimated pro rata portion of the annual bonus that has been accrued/earned through the date of Corporate Transaction. Prior to the closing of a Corporate Transaction, the Compensation Committee of the Board of Directors shall review the performance targets set forth in the Incentive Plan and shall, in good faith based on the information available to the Compensation Committee, estimate which of the performance goals would have been met by the end of the fiscal year had the Corporate Transaction had not occurred. The Compensation Committee shall thereafter pay the participants their pro rata portion (based on the number of calendar days elapsed from the beginning of the fiscal year to the date of the Corporate Transaction) of such estimated annual bonus. The foregoing estimated bonus will be paid in cash at or promptly after the closing of the Corporate Transaction.

Under the Incentive Plan, a “Corporate Transaction” shall mean (i) a sale, lease or other disposition of all or substantially all of the capital stock or assets of the Company, (ii) a merger or consolidation of the Company in which the Company is not the surviving entity, or (iii) a reverse merger in which the Company is the surviving corporation but the shares of Common Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise.

The outstanding stock options currently owned by the Company’s principal officers (including Messrs. Dawson and Turfler) and division managers provide that, immediately prior to a change of control (as defined in the 2010 Stock Option Plan), all unvested stock options will become fully vested and exercisable.

The Company has no other change of control payment agreements in effect other than the provision in Mr. Dawson’s employment agreement described above.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2018, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $50,000, which amount was paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock.

For the year ending October 31, 2019, the compensation each non-employee director will receive an annual compensation package of $50,000, payable one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock. Furthermore, for the fiscal year ending October 31, 2019, the Chairman of each committee of the Board of Directors will receive an annual cash retainer of $15,000, which retainer is payable quarterly.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2018

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards	Awards (1)(2)	Compensation	Total

Joseph Benoit	$25,000	$-	$25,000	$-	$50,000
Marvin H. Fink	$25,000	$-	$25,000	$-	$50,000
Howard F. Hill	$25,000	$-	$25,000	$-	$50,000
William Reynolds	$25,000	$-	$25,000	$-	$50,000
Gerald Garland	$25,000	$-	$25,000	$-	$50,000

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)	On November 11, 2018, the Company granted 6,600 five-year non-qualified options to purchase shares of the Company’s common stock to each of Mr. Marvin Fink (Chairman), Mr. William Reynolds, Joseph Benoit, Howard Hill, and Gerald Garland for their services as directors for the fiscal year ended October 31, 2019. The options have an exercise price of $8.07 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 20, 2018 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of December 20, 2018, there were 9,292,701 shares of Common Stock issued and outstanding.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned

Howard H. Hill	314,614	(2)	3.4%

Marvin H. Fink	156,756	(3)	1.7%

William Reynolds	120,717	(4)	1.3%

Joseph Benoit	98,896	(5)	1.1%

Mark Turfler	71,495	(6)	0.8%

Robert D. Dawson	35,000	(7)	0.4%

Gerald Garland	74,317	(8)	0.8%

All Directors and Officers as a Group (7 Persons)	871,795	(9)	8.9%

Hytek International, Ltd
PO Box 10927 APO
George Town
Cayman Islands	901,860	(10)	9.7%

Renaissance Technologies LLC
800 Third Avenue
New York, New York 10022(9)	680,853	(11)	7.3%

AIGH Investment Partners, L.P.
6006 Berkeley Avenue
Baltimore, MD 21209	510,000	(12)	5.5%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 90,393 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 79,417 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 67,917 shares that Mr. Reynolds has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 98,896 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 69,000 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 20,000 shares, which Mr. Dawson has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 39,577 shares, which Mr. Garland has the right to acquire upon exercise of options exercisable within 60 days.

(9)	Includes 465,200 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(10)	Based on records with the Company’s transfer agent.

(11)	Based on a Schedule 13G/A jointly filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on as of February 14, 2018.

(12)	Based on a Schedule 13G jointly filed with the SEC by AIGH Investment Partners, L.P., AIGH Investment Partners, LLC, and Mr. Orin Hirschman on April 10, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2018 and 2017:

Fee Category	2018	2017
Audit Fees	$248,000	$202,000
Audit-Related Fees	-	-
All Other Fees	-	10,000
Total Fees	$248,000	$212,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards. The Company did not incur audit-related fees during fiscal 2018 and 2017.

All Other fees. The Company engaged CohnReznick LLP in 2017 to perform an audit of the Company’s 401K plan.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated By-Laws (3)

3.3	Amendment No. 1 to Amended and Restated Bylaws (4)

10.1	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (5)

10.2	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (5)

10.3	Single Tenant Commercial Lease, dated June 15, 2011 between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (7)

10.4	Form of 2010 Stock Incentive Plan (6)

10.5	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (6)

10.6	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (8)

10.7	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders.(9)

10.8	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker.(10)#

10.9	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler.(10)#

10.10	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (10)#

10.11	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date(11)

10.12	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ (11).

10.13	Separation and Release of Claims Agreement, dated October 24, 2016, by and among RF Industries, Ltd. and Johnny Walker.(12)#

10.14	Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (13)

10.15	Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated January 26, 2017

10.16	Fifth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated June 5, 2017 (14)

10.17	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (14)

10.18	Employment Letter Agreement, dated June 16, 2017, by and between RF Industries, Ltd. and Robert D. Dawson (15)#

10.19	Fifth Amendment To Lease, by and between Icon Kimberly Alvin Property, LLC and Comnet Telecom Supply, Inc., dated June 19, 2017 (16)

10.20	Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (17)

10.21	Form of Indemnification Agreement (18)#

10.22	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 6, 2018 (19)

10.23	Stock Purchase Agreement between RF Industries, Ltd. and RAP Acquisition Inc., dated October 31, 2018 (20)

10.24	2019 Corporate Goals-Cash and Equity Incentive Plan, dated December 7, 2018#

10.25	Option Agreement Amendment - RF Industries, Ltd. 2010 Stock Incentive Plan#

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates a management contract or compensatory plan or arrangement.

(1)           Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 2003, which exhibit is hereby incorporated herein by reference.

(2)           Previously filed as an exhibit to the Company’s Form 8-K, dated August 31, 2012, which exhibit is hereby incorporated herein by reference.

(3)           Previously filed as an exhibit to the Company’s Form 8-K, dated February 12, 2009, which exhibit is hereby incorporated herein by reference.

(4)           Previously filed as an exhibit to the Company’s Form 8-K, dated June 13, 2013, which exhibit is hereby incorporated herein by reference.

(5)           Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2009, which exhibit is hereby incorporated herein by reference.

(6)           Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is hereby incorporated herein by reference.

(7)           Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2011, which exhibit is hereby incorporated herein by reference.

(8)           Previously filed as an exhibit to the Company’s Form 8-K, dated January 21, 2015, which exhibit is hereby incorporated herein by reference.

(9)           Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2015, which exhibit is hereby incorporated herein by reference.

(10)         Previously filed as an exhibit to the Company’s Form 8-K, dated December 24, 2015, which exhibit is hereby incorporated herein by reference.

(11)         Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2015, which exhibit is hereby incorporated herein by reference.

(12)         Previously filed as an exhibit to the Company’s Form 8-K, dated October 25, 2016, which exhibit is hereby incorporated herein by reference.

(13)         Previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is hereby incorporated herein by reference.

(14)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2017, which exhibit is hereby incorporated herein by reference.

(15)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 20, 2017, which exhibit is hereby incorporated herein by reference.

(16)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 21, 2017, which exhibit is hereby incorporated herein by reference.

(17)         Previously filed as an exhibit to the Company’s Form 8-K, dated July 28, 2017, which exhibit is hereby incorporated herein by reference.

(18)         Previously filed as an exhibit to the Company’s Form 8-K, dated September 12, 2017, which exhibit is hereby incorporated herein by reference.

(19)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 6, 2018, which exhibit is hereby incorporated herein by reference.

(20)         Previously filed as an exhibit to the Company’s Form 8-K, dated October 31, 2018, which exhibit is hereby incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the Company) as of October 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We are uncertain as to the year CohnReznick LLP became the Company’s auditor as 1995 is the earliest year of which we have knowledge.

Jericho, New York

December 20, 2018

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2018 AND 2017

(In thousands, except share and per share amounts)

	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,334	$5,208
Trade accounts receivable, net of allowance for doubtful accounts of $88 and $73, respectively	4,255	2,903
Inventories	7,113	5,543
Other current assets	828	506
Current assets held for sale	-	2,633
TOTAL CURRENT ASSETS	28,530	16,793

Property and equipment:
Equipment and tooling	3,210	3,088
Furniture and office equipment	822	802
	4,032	3,890
Less accumulated depreciation	3,473	3,325
Total property and equipment	559	565

Goodwill	1,340	1,340
Amortizable intangible assets, net	1,367	1,642
Non-amortizable intangible assets	657	657
Other assets	49	70
Noncurrent assets held for sale	-	3,993
TOTAL ASSETS	$32,502	$25,060

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2018 AND 2017

(In thousands, except share and per share amounts)

	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,342	$1,036
Accrued expenses	3,377	1,791
Current liabilities held for sale	-	771
TOTAL CURRENT LIABILITIES	4,719	3,598

Deferred tax liabilities	-	119
TOTAL LIABILITIES	4,719	3,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,291,201 and 8,872,246 shares issued and outstanding at October 31, 2018 and October 31, 2017, respectively	93	89
Additional paid-in capital	20,974	19,654
Retained earnings	6,716	1,600
TOTAL STOCKHOLDERS' EQUITY	27,783	21,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,502	$25,060

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2018 AND 2017

(In thousands, except share and per share amounts)

	2018	2017
Net sales	$50,196	$22,983
Cost of sales	33,096	15,996

Gross profit	17,100	6,987

Operating expenses:
Engineering	1,480	824
Selling and general	8,173	5,960
Total operating expense	9,653	6,784

Operating income	7,447	203

Other income	47	29

Income from continuing operations before provision for income taxes	7,494	232
Provision for income taxes	1,468	62

Income from continuing operations	6,026	170

Income (loss) from discontinued operations, net of tax	(180)	212

Consolidated net income	$5,846	$382

Earnings (loss) per share
Basic
Continuing operations	$0.66	$0.02
Discontinued operations	(0.02)	0.02
Net income per share	$0.64	$0.04

Earnings (loss) per share
Diluted
Continuing operations	$0.63	$0.02
Discontinued operations	(0.02)	0.02
Net income per share	$0.61	$0.04

Weighted average shares outstanding
Basic	9,105,406	8,840,895
Diluted	9,593,066	8,915,764

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2018 AND 2017

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2016	8,835,483	$88	$19,379	$1,925	$21,392

Exercise of stock options	36,763	1	55	-	56

Excess tax benefit from exercise of stock options	-	-	6	-	6

Stock-based compensation expense	-	-	214	-	214

Dividends	-	-	-	(707)	(707)

Net Income	-	-	-	382	382

Balance, October 31, 2017	8,872,246	89	19,654	1,600	21,343

Exercise of stock options	418,955	4	1,109	-	1,113

Stock-based compensation expense	-	-	211	-	211

Dividends	-	-	-	(730)	(730)

Net Income	-	-	-	5,846	5,846

Balance, October 31, 2018	9,291,201	$93	$20,974	$6,716	$27,783

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2018 AND 2017

(In thousands)

	2018	2017
OPERATING ACTIVITIES:
Consolidated net income	$5,846	$382
Income (loss) from discontinued operations	(180)	212
Income from continuing operations	6,026	170

Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Bad debt expense	8	10
Depreciation and amortization	513	506
Gain on sale of fixed assets	(1)	-
Stock-based compensation expense	211	214
Deferred income taxes	(79)	(290)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,360)	(405)
Inventories	(1,570)	(158)
Other current assets	(321)	878
Other long-term assets	21	72
Accounts payable	306	451
Accrued expenses	1,516	(486)
Income tax receivable	-	(66)
Other long-term liabilities	-	(128)
Net cash provided by operating activities from continuing operations	5,270	768
Net cash provided by operating activities from discontinued operations	945	831

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	34	-
Proceeds from sale of fixed assets	1	-
Capital expenditures	(266)	(171)
Proceeds from sale of Comnet	4,200	-
Net cash provided by (used in) investing activities from continuing operations	3,969	(171)
Net cash used in investing activities from discontinued operations	(272)	-

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,113	55
Excess tax benefit from exercise of stock options	-	5
Dividends paid	(730)	(707)
Net cash provided by (used in) financing activities	383	(647)

Net increase in cash and cash equivalents	10,295	781

Cash and cash equivalents of continuing operations, beginning of year	5,208	5,258
Cash and cash equivalents of discontinued operations, beginning of year	831	-
Cash and cash equivalents, beginning of year	6,039	5,258

Cash and cash equivalents, end of year	16,334	6,039
Less: cash and cash equivalents of discontinued operations	-	831
Cash and cash equivalents of continuing operations at end of year	$16,334	$5,208

Supplemental cash flow information – income taxes paid	$1,826	$349
Supplemental schedule of noncash investing and financing activities:
Disposal of fully depreciated property and equipment	$90	$-
Write-off of deferred rent from sale of Comnet	$9	$-

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its two wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2018 the Company classified its operations into the following three divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; and (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers. The Cables Unlimited division is a Corning Cables Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), and Rel-Tech Electronics, Inc. (“Rel-Tech”), wholly-owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation of continuing operations and discontinued operations (see Note 2). These reclassifications had no effect on reported consolidated net income.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average cost of accounting. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value due to damage, physical deterioration, obsolescence, changes in price levels, or other causes, we reduce our inventory to a new cost basis through a charge to cost of sales in the period in which it occurs. The determination of market value and the estimated volume of demand used in the lower of cost or market analysis requires significant judgment.

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

No instances of goodwill impairment were identified as of October 31, 2018 and 2017.

On June 15, 2011, the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of May 19, 2015, the Company completed its acquisition of the CompPro product line. Goodwill related to this acquisition is included within the RF Connector and Cable Assembly Division. Effective June 1, 2015, the Company completed its acquisition of Rel-Tech. Goodwill related to this acquisition is included within the Rel-Tech reporting unit.

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

No instances of impairment were identified as of October 31, 2018 or 2017.

Earn-out liability

The purchase agreement for the Rel-Tech acquisition provides for earn-out payments of up to $800,000 in the aggregate, the last installment of which was payable on May 31, 2018. All payments have been made and no earn-out obligation remains as of October 31, 2018. The initial earn-out liability was valued at its fair value using the Monte Carlo simulation and was included as a component of the total purchase price. The earn-out was revalued quarterly using a present value approach and any resulting increase or decrease has been recorded into selling and general expenses. Any changes in the assumed timing and amount of the probability of payment scenarios could have impacted the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date.

The Company measures at fair value certain financial assets and liabilities. U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The contingent consideration liability represented future earn-out liability that we were required to pay in conjunction with the acquisition of Rel-Tech. The Company estimates the fair value of the earn-out liability using a probability-weighted scenario of estimated qualifying earn-out gross profit related to Rel-Tech calculated at net present value (level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$236

The following table summarizes the Level 3 transactions for the years ended October 31, 2018 and 2017 (in thousands):

	Level 3
	2018	2017
Beginning balance	$236	$835
Payments	(210)	(578)
Change in value	(26)	(21)
Ending Balance	$-	$236

Intangible assets

Intangible assets consist of the following as of October 31, 2018 and 2017 (in thousands):

	2018	2017
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$2,879	$2,879
Accumulated amortization	(1,619)	(1,354)
	1,260	1,525

Patents (estimated life 14 years)	142	142
Accumulated amortization	(35)	(25)
	107	117

Totals	$1,367	$1,642

Non-amortizable intangible assets:
Trademarks	$657	$657

Amortization expense was $275,000 for the years ended October 31, 2018 and 2017. The weighted-average amortization period for the amortizable intangible assets is 9.48 years.

There was no impairment to trademarks for the years ended October 31, 2018 and 2017.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2019	$275
2020	275
2021	136
2022	89
2023	79
Thereafter	513
Total	$1,367

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $236,000 and $125,000 in 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2018 and 2017, the Company recognized $1,480,000 and $824,000 in engineering expenses, respectively.

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

The Company had adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company’s recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s consolidated balance sheets. See Note 8 to the Consolidated Financial Statements included in this Report for more information on the Company’s accounting for uncertain tax positions.

Stock options

For stock option grants to employees, the Company recognizes compensation expense based on the estimated fair value of the options at the date of grant. Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period. The Company issues previously unissued common shares upon the exercise of stock options.

For the fiscal years ended October 31, 2018 and 2017, charges related to stock-based compensation amounted to approximately $211,000 and $214,000, respectively. For the fiscal years ended October 31, 2018 and 2017, stock-based compensation classified in cost of sales amounted to $0 and $13,000 and stock-based compensation classified in selling and general and engineering expense amounted to $211,000 and $201,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2018 and 2017, that were not included in the computation because they were anti-dilutive, totaled 133,220 and 737,512, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2018	2017
Numerators:
Consolidated net income (A)	$5,846,000	$382,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	9,105,406	8,840,895
Add effects of potentially dilutive securities - assumed exercise of stock options	487,660	74,869

Weighted average shares outstanding for diluted earnings per share (C)	9,593,066	8,915,764

Basic earnings per share (A)/(B)	$0.64	$0.04

Diluted earnings per share (A)/(C)	$0.61	$0.04

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company has assessed the impact this new standard has on its financial reporting. The Company has identified its revenue streams both by contract and product type and determined that there was no material impact in the timing or amount of revenue recognized. The Company continues to assess the impact this new standard may have on its ongoing financial reporting.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision for the year ended October 31, 2018 was the recognition of an income tax benefit of $189,000 within income tax expense, resulting in a 2.6% reduction to the effective tax rate versus if the standard had not been adopted. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The adoption of this and other provisions within the pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 2 - Discontinued operations

During 2013, the Company sold its RF Neulink and RadioMobile divisions, which together had comprised the Company’s RF Wireless segment. The divisions were sold pursuant to asset purchase agreements, whereby no purchase price was paid at the closing. Rather, the agreements stipulated royalty payments from each of the purchasers over a three-year period. For the years ended October 31, 2018 and 2017, the Company recognized approximately $0 and $174,000, respectively, of aggregate royalty income for RF Neulink and RadioMobile, which amounts have been included within discontinued operations.

During March 2016, the Company announced the shutdown of its Bioconnect division, which comprised the entire operations of the Medical Cabling and Interconnect segment. The closure is part of the Company’s ongoing plan to close or dispose of underperforming divisions that are not part of the Company’s core operations. For the fiscal year ended October 31, 2018, no income was recognized related to the Bioconnect division. For the year ended October 31, 2017, the Company recognized approximately $10,000 of income related to the sale of equipment for the Bioconnect division, which amounts have been included within discontinued operations.

The following summarized financial information related to the RF Neulink, RadioMobile and Bioconnect divisions is segregated from continuing operations and reported as discontinued operations for the year ended October 31, 2017 (in thousands):

2017

Royalties	$174
Bioconnect	10
Provision for income taxes	(68)
Income from discontinued operations, net of tax	$116

On October 31, 2018, the Company sold all of the assets and liabilities of its subsidiary, Comnet Telecom Supply (“Comnet Telecom”). The Company and RAP Acquisition Inc. (“RAP Acquisition”), a New Jersey corporation, entered into a stock purchase agreement under which RAP Acquisition agreed to purchase 100% of the issued and outstanding shares of Comnet Telecom for a purchase price of $4,200,000 in cash. Comnet Telecom is a New Jersey-based manufacturer and supplier of telecommunications and data products, including fiber optics cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. This division was one of the three subsidiaries of the “Custom Cabling Manufacturing and Assembly” segment. Comnet Telecom was acquired by the Company in January 2015 from Robert Portera, and has been a wholly-owned subsidiary of the Company since that time. Mr. Portera served as the President of Comnet Telecom during the period that Comnet Telecom was owned by the Company, and is the founder and principal of RAP Acquisition.

For the years ended October 31, 2018 and 2017, the Company recognized pretax loss of $221,000 and pretax income of $168,000, respectively, from the discontinued operations of the Comnet Telecom division, and an income tax benefit of $41,000 and expense of $72,000, respectively. The major line items constituting the income (loss) of discontinued operations of Comnet are as follows (in thousands):

	Years Ended October 31,
	2018	2017
Major line items constituting pretax income from discontinued operations:
Net sales	$8,343	$7,981
Cost of sales	(6,199)	(6,246)
Gross profit	2,144	1,735
Selling, general and administrative expense	(1,569)	(1,567)
Pretax income from discontinued operations	575	168
Pretax loss on sale of Comnet	(796)	-
Total pretax income (loss) from discontinued operations	(221)	168
Provision (benefit) for income taxes	(41)	72
Income (loss) from discontinued operations	$(180)	$96

For the prior 2017 period presented on the consolidated balance sheet, the major classes of assets and liabilities of assets held for sale are as follows (in thousands):

October 31,
2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$831
Trade accounts receivable, net of allowance for doubtful accounts	998
Inventories	566
Other current assets	239
Fixed assets, net	146
Non-amortizable intangibles	580
Intangibles, net of accumulated amortization	1,387
Goodwill	1,879
Total assets included in Comnet sale	$6,626

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$320
Other liabilities	451
Total liabilities included in Comnet sale	$771

Note 3 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2018, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $15.4 million.

One customer, who is a distributor, accounted for approximately 62% of the Company’s net sales for the fiscal year ended October 31, 2018. This same customer accounted for approximately 27% of the Company’s net sales for the year ended October 31, 2017. This customer’s accounts receivable balance accounted for approximately 48% and 36% of the total net accounts receivable balance at October 31, 2018 and 2017, respectively. Although this customer has been an on-going major customer of the Company continuously in the past, the written agreement with this customer does not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s future revenues and profits.

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2018	2017

Raw materials and supplies	$2,711	$1,956
Work in process	603	192
Finished goods	3,799	3,395

Totals	$7,113	$5,543

One vendor accounted for 39% of inventory purchases during the fiscal year ended October 31, 2018, compared to one vendor who accounted for 11% of inventory purchases for the fiscal year ended October 31, 2017. The Company has arrangements with their vendors to purchase product based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	2018	2017

Prepaid taxes	$335	$21
Prepaid expense	228	294
Notes receivable, current portion	20	82
Other	245	109

Totals	$828	$506

Note 6 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2018	2017

Wages payable	$1,705	$778
Accrued receipts	1,271	487
Earn-out liability	-	220
Other current liabilities	401	306

Totals	$3,377	$1,791

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2018, the Company had two reportable segments – RF Connector and Cable Assembly (RF Connector) and Custom Cabling Manufacturing and Assembly (Custom Cabling).

During fiscal 2018, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of two divisions. The three divisions that met the quantitative thresholds for segment reporting were the RF Connector and Cable Assembly division and the Cables Unlimited and Rel-Tech subsidiaries. While each segment had similar products and services, with one major exception, there was little overlapping of these services to their customer base. In addition, sales or product and services for the RF Connector segment was primarily through the distribution channel while the Custom Cabling sales was through a combination of distribution and direct to the end customer.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector and Cable Assembly division constitutes the RF Connector segment, and the Cables Unlimited and Rel-Tech divisions constitute the Custom Cabling segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2018 and 2017 (in thousands):

F-15

	2018	2017

United States	$49,534	$22,254
Foreign Countries:
Canada	547	551
Mexico	39	78
All Other	76	100
	662	729

Totals	$50,196	$22,983

Net sales, income (loss) from continuing operations before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2018 and 2017 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2018
Net sales	$11,846	$38,350	$-	$50,196

Income (loss) from continuing operations before provision (benefit) for income taxes	107	7,340	47	7,494

Depreciation and amortization	172	341	-	513

Total assets	6,529	8,763	17,210	32,502

2017
Net sales	$11,456	$11,527	$-	$22,983

Income (loss) from continuing operations before provision (benefit) for income taxes	107	96	29	232

Depreciation and amortization	177	329	-	506

Total assets	6,297	6,353	12,410	25,060

Note 8 - Income tax provision

Reconciliation of provision (benefit) for income taxes for the years ended October 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Continuing operations	$1,468	$62
Discontinued operations	(41)	72
Net income	$1,427	$134

The provision (benefit) for income taxes for the fiscal years ended October 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017
Current:
Federal	$1,344	$322
State	236	12
	1,580	334

Deferred:
Federal	(112)	(273)
State	-	1
	(112)	(272)

	$1,468	$62

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2018		2017
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income taxes at federal statutory rate	$1,737	23.2%	$79	34.1%
State tax provision, net of federal tax benefit	170	2.3%	6	2.6%
Nondeductible differences:
Rel-Tech earn-out	(6)	-0.1%	(9)	-3.9%
Qualified domestic production activities deduction	(141)	-1.9%	(59)	-25.4%
Stock compensation	(204)	-2.7%	52	22.4%
Meals and entertainment	8	0.1%	12	5.2%
Temporary true-ups	-	0.0%	-	0.0%
State tax refunds, net of federal expense	-	0.0%	(3)	-1.3%
R&D credits	(111)	-1.5%	(37)	-15.9%
ASC 740-10 Liability	54	0.7%	-	0.0%
Tax Cut and Jobs Act	(34)	-0.5%	-	0.0%
Other	(5)	-0.1%	21	9.1%
	$1,468	19.5%	$62	26.9%

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Deferred Tax Assets:
Reserves	$276	$375
Accrued vacation	116	122
Stock-based compensation awards	113	184
Uniform capitalization	78	130
Other	93	70
Total deferred tax assets	676	881

Deferred Tax Liabilities:
Amortization / intangible assets	(544)	(805)
Depreciation / equipment and furnishings	(132)	(195)
Other	-	-
Total deferred tax liabilities	(676)	(1,000)

Total net deferred tax assets (liabilities)	$-	$(119)

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, which results in a blended statutory income tax rate for the Company of 23.17% for fiscal 2018. For the fiscal year ending October 31, 2019 (“fiscal 2019”), the Company’s U.S. federal statutory income tax rate will be 21.0%. The Company has completed its accounting for the tax effects of the enactment of the Tax Act, which resulted in a tax benefit of $41,000 from remeasuring our U.S. deferred tax assets and liabilities at the lower 21% U.S. federal statutory rate.

The Tax Act also includes items that the Company expects could increase its tax expense in future periods such as the elimination of the domestic production deduction (Section 199). In addition, the actual effective tax rate may be materially different than the statutory Federal tax rate (including being higher) based on the availability and impact of various other adjustments such as state taxes, Federal research and development credits, discrete tax benefits related to stock compensation, and the inclusion or exclusion of various items in taxable income which may differ from U.S. GAAP income.

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

The provision for income taxes from continuing operations was $1.47 million or 19.5% and $62,000 or 26.9% of income before income taxes for fiscal 2018 and 2017, respectively. The decrease in the effective income tax rate from year to year is primarily attributable to the reduction of the federal corporate income tax rate due to the Tax Act, the benefit of R&D credits and the recognition of a stock option windfall benefit related to the exercise of NQSOs resulting from the Company’s adoption of ASU 2016-09.

The Company’s adjustments to its uncertain tax positions in fiscal years ended October 31, 2018 and 2017 are as follows:

	2018	2017
Balance, at beginning of year	$-	$-
Increase for tax positions related to the current year	24	-
Increase for tax positions related to prior years	29	-
Increase for interest and penalties	6	-
Balance, at end of year	$59	$-

The Company has unrecognized tax benefits of approximately $53,000 related to its U.S. federal and California research tax credits as of October 31, 2018. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. An increase in accrued interest and penalty charges of approximately $6,000 was recorded as a tax expense during the current fiscal year. The Company does not anticipate that its accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for October 31, 2014 and forward are subject to examination by the United States and October 31, 2013 and forward with state tax authorities.

Note 9 - Stock options

Incentive and non-qualified stock option plans

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”). In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by NASDAQ. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. The Company’s stockholders approved the issuance of an additional 500,000 shares of common stock at its annual meeting held on September 5, 2014, another 500,000 shares of common stock at its annual meeting held September 4, 2015 and another 1,000,000 shares of common stock at its annual meeting held September 8, 2017. As of October 31, 2018, 1,524,588 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

On July 17, 2017, the Company granted 100,000 incentive stock options to its newly hired President and Chief Executive Officer. These options, which expire in ten years from the date of grant, vested as to 10,000 shares on the date of grant, and the balance thereafter vests as to 10,000 shares per annum over the remaining nine years of the grant. On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vested 8,000 shares on the date of grant, and the balance vests as to 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017, and expire ten years from date of grant. No other options were granted to Company employees during fiscal 2018.

The fair value of each option granted in 2018 and 2017 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Weighted average volatility	46.83%	43.30%
Expected dividends	3.28%	5.00%
Expected term (in years)	4.5	4.3
Risk-free interest rate	1.87%	1.20%
Weighted average fair value of options granted during the year	$0.82	$0.39
Weighted average fair value of options vested during the year	$2.64	$1.95

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2018 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Additional information regarding all of the Company's outstanding stock options at October 31, 2018 and 2017 and changes in outstanding stock options in 2018 and 2017 follows:

	2018		2017
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	1,159,771	$3.19	1,007,851	$4.07
Options granted	269,635	$2.44	449,068	$1.61
Options exercised	(418,955)	$2.66	(36,763)	$1.50
Options canceled or expired	(68,085)	$4.98	(260,385)	$4.10
Options outstanding at end of year	942,366	$3.09	1,159,771	$3.19

Options exercisable at end of year	675,033	$3.01	926,272	$3.08

Options vested and expected to vest at end of year	940,144	$3.09	1,159,002	$3.19

Option price range at end of year	$1.90 - $5.88		$1.07 - $6.91

Aggregate intrinsic value of options exercised during year	$1,207,148		$55,000

Weighted average remaining contractual life of options outstanding as of October 31, 2018: 4.50 years

Weighted average remaining contractual life of options exercisable as of October 31, 2018: 3.23 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2018: 4.49 years

Aggregate intrinsic value of options outstanding at October 31, 2018: $4,411,000

Aggregate intrinsic value of options exercisable at October 31, 2018: $3,205,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2018: $4,391,000

As of October 31, 2018, $261,000 of expense with respect to nonvested share-based arrangements has yet to be recognized which is expected to be recognized over a weighted average period of 6.64 years.

Non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2018, the Company granted each of its five non-employee directors 37,927 non-qualified stock options. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($0.659 per share). These options vest ratably over fiscal year 2018 and expire five years from the date of grant.

Note 10 - Retirement plan

The Company has a 401(K) plan available to its employees. For the years ended October 31, 2018 and 2017, the Company contributed and recognized as an expense $159,000 and $144,000, respectively, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

Note 11 - Related party transactions

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2018, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and the current President of this subsidiary of the Company.

On October 31, 2018, the Company sold its Comnet Telecom Supply, Inc.(“Comnet”) subsidiary to RAP Acquisition, Inc. for $4.2 million in cash. RAP Acquisition, Inc. is an affiliate of Robert A. Portera, the founder of Comnet and its President.

Note 12 - Cash dividend and declared dividends

The Company paid quarterly dividends of $0.02 per share during fiscal year 2018 for a total of $730,000. The Company paid quarterly dividends of $0.02 per share during fiscal year 2017 for a total of $707,000.

Note 13 - Commitments

For the year ended October 31, 2018, the Company leased its facilities in San Diego, California, Yaphank, New York, Milford, Connecticut and East Brunswick, New Jersey under non-cancelable operating leases. Deferred rent, included in accrued expenses and other long-term liabilities, was $93,000 as of October 31, 2018 and $95,000 as of October 31, 2017. The San Diego lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

Rent expense under all operating leases totaled approximately $546,000 and $519,000 in 2018 and 2017, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2018 are as follows (in thousands):

Year ending
October 31,	Amount

2019	$664
2020	504
2021	448
2022	262
2023	1
Total	$1,879

Note 14 - Subsequent events

On November 1, 2018, Cables Unlimited entered into a lease agreement with 100 Bellport Avenue, LLC for approximately 7,500 square feet located in Yaphank, New York with a monthly rent expense of $5,625. The lease expires on October 31, 2019.

On December 17, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.02 per share payable on January 15, 2019 to stockholders of record on December 31, 2018.

SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: December 20, 2018	By:	/s/ ROBERT D. DAWSON

Robert D. Dawson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: December 20, 2018	By:	/s/ ROBERT D. DAWSON

Robert D. Dawson, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2018	By:	/s/ MARK TURFLER

Mark Turfler, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 20, 2018	By:	/s/ MARVIN FINK

Marvin Fink, Director

Date: December 20, 2018	By:	/s/ WILLIAM REYNOLDS

William Reynolds, Director

Date: December 20, 2018	By:	/s/ JOSEPH BENOIT

Joseph Benoit, Director

Date: December 20, 2018	By:	/s/ HOWARD HILL

Howard Hill, Director

Date: December 20, 2018	By:	/s/ GERALD GARLAND

Gerald Garland, Director

30