Form 10-Q
period 2019-01-31
R F INDUSTRIES LTD
filed 2019-03-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

Commission file number: 000-13301

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 7, 2019 was 9,356,935.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2019	2018
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,016	$16,334
Trade accounts receivable, net of allowance for doubtful accounts of $50 and $88, respectively	5,633	4,255
Inventories	8,169	7,113
Other current assets	781	828
TOTAL CURRENT ASSETS	28,599	28,530

Property and equipment:
Equipment and tooling	3,261	3,210
Furniture and office equipment	844	822
	4,105	4,032
Less accumulated depreciation	3,541	3,473
Total property and equipment	564	559

Goodwill	1,340	1,340
Amortizable intangible assets, net	1,298	1,367
Non-amortizable intangible assets	657	657
Other assets	49	49
TOTAL ASSETS	$32,507	$32,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2019	2018
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,744	$1,342
Accrued expenses	2,059	3,377
TOTAL CURRENT LIABILITIES	3,803	4,719

Deferred tax liabilities	11	-
TOTAL LIABILITIES	3,814	4,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,356,935 and 9,291,201 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively	94	93
Additional paid-in capital	21,429	20,974
Retained earnings	7,170	6,716
TOTAL STOCKHOLDERS' EQUITY	28,693	27,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,507	$32,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2019	2018

Net sales	$10,647	$7,966
Cost of sales	7,502	5,503

Gross profit	3,145	2,463

Operating expenses:
Engineering	320	321
Selling and general	2,039	1,784
Total operating expenses	2,359	2,105

Operating income	786	358

Other income	22	2

Income from continuing operations before provision for income taxes	808	360
Provision for income taxes	168	56

Income from continuing operations	640	304

Income from discontinued operations, net of tax	-	150

Consolidated net income	$640	$454

Earnings per share
Basic
Continuing operations	$0.07	$0.03
Discontinued operations	0.00	0.02
Net income per share	$0.07	$0.05

Earnings per share
Diluted
Continuing operations	$0.07	$0.03
Discontinued operations	0.00	0.02
Net income per share	$0.07	$0.05

Weighted average shares outstanding
Basic	9,309,454	8,880,384
Diluted	9,838,154	9,099,301

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2018	9,291,201	$93	$20,974	$6,716	$27,783

Exercise of stock options	65,734	1	341	-	342

Stock-based compensation expense	-	-	114	-	114

Dividends	-	-	-	(186)	(186)

Net Income	-	-	-	640	640

Balance, January 31, 2019	9,356,935	$94	$21,429	$7,170	$28,693

2018
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2017	8,872,246	$89	$19,654	$1,600	$21,343

Exercise of stock options	102,051	1	156	-	157

Stock-based compensation expense	-	-	75	-	75

Dividends	-	-	-	(176)	(176)

Net Income	-	-	-	454	454

Balance, January 31, 2018	8,974,297	$90	$19,885	$1,878	$21,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2019	2018
OPERATING ACTIVITIES:
Consolidated net income	$640	$454
Income from discontinued operations	-	150
Income from continuing operations	640	304

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	5	(4)
Depreciation and amortization	137	127
Stock-based compensation expense	114	75
Deferred income taxes	11	(15)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,383)	(1,070)
Inventories	(1,056)	(752)
Other current assets	47	(182)
Other long-term assets	-	21
Accounts payable	402	638
Accrued expenses	(1,318)	589
Income tax receivable	-	49
Net cash used in operating activities from continuing operations	(2,401)	(220)
Net cash provided by operating activities from discontinued operations	-	69

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	-	34
Capital expenditures	(73)	(22)
Net cash provided by (used in) investing activities from continuing operations	(73)	12
Net cash used in investing activities from discontinued operations	-	(1)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	342	157
Dividends paid	(186)	(176)
Net cash provided by (used in) financing activities	156	(19)

Net decrease in cash and cash equivalents	(2,318)	(159)

Cash and cash equivalents of continuing operations, beginning of period	16,334	6,039

Cash and cash equivalents, end of period	14,016	5,880
Less: cash and cash equivalents of discontinued operations	-	930
Cash and cash equivalents of continuing operations at end of period	$14,016	$4,950

Supplemental cash flow information – income taxes paid	$-	$3

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and two wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2018 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2018 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2018 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and its two wholly-owned subsidiaries, Cables Unlimited, Inc. (“Cables Unlimited”) and Rel-Tech Electronics, Inc. (“Rel-Tech”). All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements and notes have been reclassified to conform to the current period presentation of continuing operations and discontinued operations (see Note 2). These reclassifications had no effect on reported consolidated net income.

Revenue recognition

On November 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606) (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

Recently issued accounting pronouncements adopted:

In May 2014, the FASB issued ASC 606. This guidance superseded Topic 605, Revenue Recognition, in addition to other industry-specific guidance. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. On November 1, 2018, the Company adopted ASC 606 applying the modified retrospective method. The Company has performed a review of ASC 606 as compared to its previous accounting policies for our product revenue and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect. The necessary changes to business processes and controls to effectively review and account for any new contracts under this standard have been implemented.

Note 2 - Discontinued operations

On October 31, 2018, the Company sold all of the assets and liabilities of its subsidiary, Comnet Telecom Supply (“Comnet”), to RAP Acquisition Inc., a New Jersey corporation. Comnet was a New Jersey-based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment. This division was one of the three subsidiaries in the Company’s Custom Cabling Manufacturing Assembly segment. For the three months ended January 31, 2018, the Company recognized pretax income of $196,000 from the discontinued operations of Comnet, and an income tax expense of $46,000. The major line items constituting the income from discontinued operations of Comnet for the three months ended January 31, 2018 are as follows (in thousands):

January 31,
2018
Major line items constituting pretax income from discontinued operations:
Net sales	$2,374
Cost of sales	(1,765)
Gross profit	609
Selling, general and administrative expense	(413)
Pretax income from discontinued operations	196
Provision for income taxes	46
Income from discontinued operations	$150

Note 3 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2019	October 31, 2018

Raw materials and supplies	$3,600	$2,711
Work in process	757	603
Finished goods	3,812	3,799

Totals	$8,169	$7,113

Two vendors each accounted for 17% of inventory purchases for the three months ended January 31, 2019. For the three months ended January 31, 2018, one vendor accounted for 30% of inventory purchases. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 4 - Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2019	October 31, 2018

Prepaid taxes	$180	$335
Prepaid expense	365	228
Notes receivable, current portion	-	20
Other	236	245

Totals	$781	$828

Note 5 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	January 31, 2019	October 31, 2018

Wages payable	$756	$1,705
Accrued receipts	840	1,271
Other current liabilities	463	401

Totals	$2,059	$3,377

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 93,000 and 771,973 shares for the three months ended January 31, 2019 and 2018, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2019	2018

Weighted average shares outstanding for basic earnings per share	9,309,454	8,880,384

Add effects of potentially dilutive securities-assumed exercise of stock options	528,700	218,917

Weighted average shares outstanding for diluted earnings per share	9,838,154	9,099,301

Note 7 - Stock-based compensation and equity transactions

On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vested 8,000 shares on the date of grant, and the balance vests as to 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017, and expire ten years from the date of grant. On December 3, 2018, the Company granted each of two employees 25,000 incentive stock options. These options vested 5,000 each on the date of grant, and the balance vests as to 5,000 shares each per year thereafter on each of the next four anniversaries of December 3, 2018, and expire five years from the date of grant. On December 3, 2018, the Company also granted one employee 10,000 incentive stock options. These options vested 2,000 shares on the date of grant, and the balance vests as to 2,000 shares per year thereafter on each of the next four anniversaries of December 3, 2018, and expire five years from the date of grant. No other options were granted to Company employees during the three months ended January 31, 2019 and 2018.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the three months ended January 31, 2019 and 2018 was estimated to be $8.47 and $2.44, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2019	2018
Risk-free interest rate	2.98%	1.87%
Dividend yield	0.94%	3.28%
Expected life of the option	5.76 years	4.54 years
Volatility factor	55.64%	46.83%

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2019 and 2018 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. A summary of the status of the options granted under the Company’s stock option plans as of January 31, 2019 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2018	942,366	$3.09
Options granted	93,000	$8.47
Options exercised	(65,734)	$5.20
Options canceled or expired	(5,250)	$6.82
Options outstanding at January 31, 2019	964,382	$3.44
Options exercisable at January 31, 2019	632,799	$2.92
Options vested and expected to vest at January 31, 2019	963,022	$3.45

Weighted average remaining contractual life of options outstanding as of January 31, 2019: 4.83 years

Weighted average remaining contractual life of options exercisable as of January 31, 2019: 3.39 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2019: 4.82 years

Aggregate intrinsic value of options outstanding at January 31, 2019: $4,608,000

Aggregate intrinsic value of options exercisable at January 31, 2019: $3,333,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2019: $4,589,000

As of January 31, 2019, $532,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 5.63 years.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2019, the Company granted each of its five non-employee directors 6,600 non-qualified stock options. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($3.471 per share). These options vest ratably over fiscal year 2019 and expire five years from the date of grant. Effective November 1, 2018, in addition to the compensation received for serving on the Board of Directors, the Chairman of each committee of the Board will receive $15,000 per year in cash for services rendered as Chairman.

Stock option expense

During the three months ended January 31, 2019 and 2018, stock-based compensation expense totaled $114,000 and $75,000, respectively, and was classified in selling and general expense.

Note 8 - Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At January 31, 2019, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $11.8 million.

Two customers, a distributor and an equipment manufacturer, accounted for approximately 38% and 14%, respectively, of the Company’s net sales for the three-month period ended January 31, 2019. At January 31, 2019, these two customers’ accounts receivable balances accounted for approximately 30% and 22%, respectively, of the total net accounts receivable balance. For the three-month period ended January 31, 2018, one customer, a distributor, accounted for approximately 47% of the Company’s net sales. At January 31, 2018, this customer’s accounts receivable balance accounted for approximately 44% of the Company’s total net accounts receivable balance. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 9 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2019, the Company had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

The RF Connector segment consisted of one division and the Custom Cabling segment was composed of two divisions. The three divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, and Rel-Tech. While each segment had similar products and services, with one major exception, there was little overlapping of these services to their customer base. In addition, sales or product and services for the RF Connector segment were primarily through the distribution channel while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector division constitutes the RF Connector segment, and the Cables Unlimited and Rel-Tech divisions constitute the Custom Cabling segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three months ended January 31, 2019 and 2018 (in thousands):

	Three Months Ended January 31,
	2019	2018

United States	$10,470	$7,764
Foreign Countries:
Canada	165	153
Mexico	-	39
All Other	12	10
	177	202

Totals	$10,647	$7,966

Net sales, income from continuing operations before provision for income taxes and other related segment information for the three months ended January 31, 2019 and 2018 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2019	Cable Assembly	Assembly	Corporate	Total
Net sales	$3,258	$7,389	$-	$10,647
Income from continuing operations before provision for income taxes	280	506	22	808
Depreciation and amortization	45	92	-	137
Total assets	6,635	11,026	14,846	32,507

2018
Net sales	$2,630	$5,336	$-	$7,966
Income (loss) from continuing operations before provision for income taxes	(157)	514	3	360
Depreciation and amortization	44	83	-	127
Total assets	6,074	8,264	12,513	26,851

Note 10 - Income taxes

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. In the first quarter of 2019, we completed our analysis to determine the effect of the Tax Act and recorded no additional adjustments as of December 22, 2018.

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

The provision for income taxes was 21% and 16% of income before income taxes for the three months ended January 31, 2019 (the “fiscal 2019 quarter”) and 2018 (the “fiscal 2018 quarter”), respectively. The increase in the effective tax rate from the fiscal 2018 quarter to fiscal 2019 quarter was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act. The Company recorded income from discontinued operations, net of tax, as disclosed in Note 2.

The Company had $65,000 and $58,000 of unrecognized tax benefits, inclusive of interest and penalties, as of January 31, 2019 and October 31, 2018, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $15,000 as of January 31, 2019.

Note 11 - Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2019	October 31, 2018
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$2,879	$2,879
Accumulated amortization	(1,686)	(1,619)
	1,193	1,260

Patents (estimated life 14 years)	142	142
Accumulated amortization	(37)	(35)
	105	107

Totals	$1,298	$1,367

Non-amortizable intangible assets:
Trademarks	$657	$657

Amortization expense for the three months ended January 31, 2019 and the year ended October 31, 2018 was $69,000 and $275,000, respectively. As of January 31, 2019, the weighted-average amortization period for the amortizable intangible assets is 10.98 years.

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

(i)	On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K&K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York, to extend the term of the lease to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remains at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. On June 6, 2018, Cables Unlimited extended its lease with K&K Unlimited for an additional three years to June 30, 2021, with the same terms and conditions.

(ii)	On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s current net monthly rent expense under the lease is $8,707 per month for these facilities. The new lease expires in August 2019.

(iii)	On November 1, 2018, the Cables Unlimited division entered into a lease agreement with 100 Bellport Avenue, LLC, as landlord, for approximately 7,500 square feet located in Yaphank, New York, with a monthly rent expense of $5,625. The lease expires on October 31, 2019. On February 1, 2019, Cables Unlimited entered into an amendment to this lease to expand the leased space by an additional 5,000 square feet and increasing the monthly rent expense by $3,750, resulting in a total rent expense of $9,375 per month. The lease’s expiration date remains at October 31, 2019.

For the three months ended January 31, 2019, the aggregate monthly rental for all of the Company’s facilities currently was approximately $50,000 per month, plus utilities, maintenance and insurance.

Note 13 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended January 31, 2019 and 2018 for a total of $186,000 and $176,000, respectively.

Note 14 - Subsequent events

On February 1, 2019, Cables Unlimited amended its lease with 100 Bellport Avenue, LLC to expand the leased space by an additional 5,000 square feet, resulting in a total rent expense of $9,375 per month.

On March 8, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on April 15, 2019 to stockholders of record on March 31, 2019.

On March 11, 2019, the Company announced that it has entered into a binding agreement to purchase all of the assets of C Enterprises, L.P., a California based designer, manufacturer, and distributor of fiber and copper custom cables and cable assembles, and other related products used in the data center, networking, and wireless markets. The total cash outlay related to the purchase of C Enterprises is currently not expected to have a material impact on the Company’s liquidity and capital resources.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2018 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, on November 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606) (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery. The Company has performed a review of ASC 606 as compared to its previous accounting policies for our product revenue and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect. The necessary changes to business processes and controls to effectively review and account for any new contracts under this standard have been implemented.

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

 Overview

RF Industries, Ltd. (together with subsidiaries, the “Company”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through its manufacturing and production facilities, the Company provides a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments.

The Company operates through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications and information technology OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, and wiring harnesses for a broad range of applications in a diverse set of end markets. The two segments were determined based on the aggregation of operating divisions that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment.

For the three months ended January 31, 2019, most of the Company’s revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses (which accounted for 69% of the Company’s total sales for the three months ended January 31, 2019). Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 31% of the Company’s total sales for the three months ended January 31, 2019.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of January 31, 2019, the Company had cash and cash equivalents equal to $14.0 million.

•	As of January 31, 2019, the Company had $28.6 million in current assets and $3.8 million in current liabilities.

•	As of January 31, 2019, the Company had no outstanding indebtedness for borrowed funds.

As of January 31, 2019, the Company had a total of $14.0 million of cash and cash equivalents compared to a total of $16.3 million of cash and cash equivalents as of October 31, 2018. As of January 31, 2019, the Company had working capital of $24.8 million and a current ratio of approximately 7.5:1.

During the year ended October 31, 2018 (“fiscal year 2018”), the Company received an influx of sales orders from customers that resulted in a sharp increase in sales and backlog from the prior fiscal year ended October 31, 2017. Since the end of fiscal year 2018, the Company has filled most of the October 31, 2018 backlog. However, the Company has maintained a consistent volume of bookings and shipments during the first quarter ended January 31, 2019, resulting in a substantially unchanged backlog of $11 million. Since purchase orders are submitted from customers based on the timing of their requirements, the Company’s ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although the Company has not historically experienced material cancellations of purchase orders. As a result of the Company’s backlog balance as of January 31, 2019, the Company’s liquidity and available capital resources are expected to continue to improve during the balance of the current fiscal year.

The Company used cash of $2.3 million during the three months ended January 31, 2019 due largely to an increase in sales, which resulted in increased inventory purchases and an increase in outstanding accounts receivables as of quarter-end. Net income of $0.6 million, with an added increase in cash from noncash credits of $0.1 million from depreciation and amortization and $0.1 million from stock-based compensation expense, was offset by an increase in accounts receivable ($1.4 million) and inventories ($1.1 million) as well as a decrease in accrued expenses primarily due to the payout of prior year bonuses ($1.3 million) and an increase in accounts payable ($0.4 million). In addition, during the three months ended January 31, 2019, the Company received $0.3 million from the exercise of stock options and paid out $0.2 million in dividends.

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

From time to time, the Company may undertake acquisitions of other companies or product lines in order to diversify its product and solutions offerings and customer base. Conversely, the Company may undertake the disposition of a division or product line due to changes in the Company’s business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce the Company’s liquidity and capital resources while dispositions may increase the Company’s cash position, liquidity and capital resources. On March 8, 2019, the Company announced that it has entered into a binding agreement to purchase all of the assets of C Enterprises, L.P., a California based designer, manufacturer, and distributor of fiber and copper custom cables and cable assembles, and other related products used in the data center, networking, and wireless markets. The total cash outlay related to the purchase of C Enterprises is currently not expected to have a material impact on the Company’s liquidity and capital resources.

We are currently evaluating the financial impact of the import tariffs that were recently enacted in the U.S. and abroad. While we do not believe that the financial impact on the Company of the enacted tariffs will be material, we recognize that there is uncertainty related to potential costs related to these actions.

Results of Operations

On October 31, 2018, the Company sold all of the shares of Comnet Telecom Supply, Inc (“Comnet”), a wholly-owned subsidiary that was part of the Company’s Custom Cabling segment. Accordingly, the Company’s results of operations for the three months ended January 31, 2018 have been adjusted to remove the results of Comnet; the operating results of Comnet in 2018 are reported in the attached condensed consolidated financial statements as discontinued operations on the statement of operations. During the first quarter of fiscal 2018, Comnet had net sales and income (loss) from continuing operations before provision for income taxes of $2.4 million and $0.2 million, respectively. The sale of Comnet was consistent with the Company’s business transformation toward a one company culture and operating structure to more efficiently leverage its capabilities across the entire business; Comnet Telecom’s business did not match the Company’s go-to-market strategy since it operated with a different sales model and margin profile than the rest of the Company.

Three Months Ended January 31, 2019 vs. Three Months Ended January 31, 2018

Net sales of $10.6 million increased by 34%, or $2.7 million, for the three months ended January 31, 2019 (the “fiscal 2019 quarter”) when compared to the three months ended January 31, 2018 (the “fiscal 2018 quarter”). Net sales for the fiscal 2019 quarter at the Company’s Custom Cabling segment increased by $2.1 million, or 38%, when compared to the fiscal 2018 quarter as a result of increased sales of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses. The Custom Cabling segment saw an increase in new sales due, in large part, to project work in the OEM and wireless carrier markets in addition to an increase in traditional run rate business. Net sales for the fiscal 2019 quarter at the RF Connector segment increased by $0.6 million, or 24%, to $3.3 million as compared to $2.6 million for the fiscal 2018 quarter.

Gross profit for the first fiscal 2019 quarter increased $0.7 million to $3.1 million while gross margins decreased to 30% of sales from 31% of sales in the first quarter last year. The decrease in gross margins was primarily due to the higher cost of outsourcing at the Custom Cabling segment.

Engineering expenses of $0.3 million remained unchanged from the fiscal 2019 to the fiscal 2018 quarter. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $0.2 million to $2.0 million compared to $1.8 million in the first quarter last year due to higher compensation expenses as a result of increased sales at the Custom Cabling segment. Despite this increase in expenses, selling and general expenses as a percentage of sales declined to 19% of sales compared to 22% of sales in the first quarter last year, reflecting the Company’s focus on increased operational efficiencies.

For the fiscal 2019 quarter, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $0.5 million and $0.3 million, respectively, as compared to $0.5 million and ($0.2) million for the comparable first quarter last year. The income from continuing operations at the Custom Cabling segment remained consistent with the first quarter last year, while the RF Connector segment had an increase in income (loss) from continuing operations primarily due to the increase in sales.

The provision for income taxes was 21% and 16% of income before income taxes for the three months ended January 31, 2019 and 2018, respectively. The increase in the effective income tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act.

On December 22, 2017, the U.S. President signed the Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. In the first quarter of 2019, we completed our analysis to determine the effect of the Tax Act and recorded no additional adjustments as of December 22, 2018.

All of the income from discontinued operations, net of tax, during the fiscal 2018 quarter represent the results from the operations of Comnet Telecom Supply, a former subsidiary of the Company that was discontinued on October 31, 2018.

For the fiscal 2019 quarter, net income was $0.6 million and fully diluted earnings per share (EPS) was $0.07 per share as compared to a net income of $0.5 million and fully diluted EPS of $0.05 per share for the fiscal 2018 quarter. For the fiscal 2019 quarter, the diluted weighted average shares outstanding was 9,838,154 as compared to 9,099,301 for the fiscal 2018 quarter.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

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

RF INDUSTRIES, LTD.

Date: March 12, 2019	By:	/s/ Robert Dawson
Robert Dawson
President and Chief Executive Officer

Date: March 12, 2019	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer