Form 10-Q
period 2019-04-30
R F INDUSTRIES LTD
filed 2019-06-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

Commission file number: 000-13301

RF INDUSTRIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7610 Miramar Road, Building 6000 San Diego, California	92126
(Address of principal executive offices)	(Zip Code)

(858) 549-6340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value per share	RFIL	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 29, 2019 was 9,360,351.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2019	2018
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,856	$16,334
Trade accounts receivable, net of allowance for doubtful accounts of $37 and $88, respectively	7,938	4,255
Inventories	7,932	7,113
Other current assets	736	828
TOTAL CURRENT ASSETS	30,462	28,530

Property and equipment:
Equipment and tooling	3,412	3,210
Furniture and office equipment	850	822
	4,262	4,032
Less accumulated depreciation	3,613	3,473
Total property and equipment	649	559

Goodwill	1,340	1,340
Amortizable intangible assets, net	1,229	1,367
Non-amortizable intangible assets	657	657
Other assets	68	49
TOTAL ASSETS	$34,405	$32,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2019	2018
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,580	$1,342
Accrued expenses	3,078	3,377
TOTAL CURRENT LIABILITIES	4,658	4,719

Other long-term liabilities	87	-
TOTAL LIABILITIES	4,745	4,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,360,351 and 9,291,201 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively	94	93
Additional paid-in capital	21,522	20,974
Retained earnings	8,044	6,716
TOTAL STOCKHOLDERS' EQUITY	29,660	27,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,405	$32,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Net sales	$13,626	$20,515	$24,273	$28,482
Cost of sales	9,532	12,867	17,033	18,370

Gross profit	4,094	7,648	7,240	10,112

Operating expenses:
Engineering	332	631	652	952
Selling and general	2,400	3,057	4,439	4,842
Total operating expenses	2,732	3,688	5,091	5,794

Operating income	1,362	3,960	2,149	4,318

Other income	14	4	35	6

Income from continuing operations before provision for income taxes	1,376	3,964	2,184	4,324
Provision for income taxes	315	799	483	855

Income from continuing operations	1,061	3,165	1,701	3,469

Income from discontinued operations, net of tax	-	39	-	189

Consolidated net income	$1,061	$3,204	$1,701	$3,658

Earnings per share
Basic
Continuing operations	$0.11	$0.35	$0.18	$0.39
Discontinued operations	0.00	0.00	0.00	0.02
Net income per share	$0.11	$0.35	$0.18	$0.41

Earnings per share
Diluted
Continuing operations	$0.11	$0.34	$0.17	$0.38
Discontinued operations	0.00	0.00	0.00	0.02
Net income per share	$0.11	$0.34	$0.17	$0.40

Weighted average shares outstanding
Basic	9,356,660	9,053,838	9,332,665	8,965,672
Diluted	9,837,964	9,386,194	9,837,718	9,244,725

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2018	9,291,201	$93	$20,974	$6,716	$27,783

Exercise of stock options	69,150	1	356	-	357

Stock-based compensation expense	-	-	192	-	192

Dividends	-	-	-	(373)	(373)

Consolidated net income	-	-	-	1,701	1,701

Balance, April 30, 2019	9,360,351	$94	$21,522	$8,044	$29,660

2018
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2017	8,872,246	$89	$19,654	$1,600	$21,343

Exercise of stock options	272,627	3	410	-	413

Stock-based compensation expense	-	-	132	-	132

Dividends	-	-	-	(360)	(360)

Consolidated net income	-	-	-	3,658	3,658

Balance, April 30, 2018	9,144,873	$92	$20,196	$4,898	$25,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2019	2018
OPERATING ACTIVITIES:
Consolidated net income	$1,701	$3,658
Income from discontinued operations	-	189
Income from continuing operations	1,701	3,469

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	7	51
Depreciation and amortization	278	254
Stock-based compensation expense	192	132
Deferred income taxes	-	10
Changes in operating assets and liabilities:
Trade accounts receivable	(2,375)	(8,021)
Inventories	(345)	(1,036)
Other current assets	167	(12)
Other long-term assets	-	21
Accounts payable	(721)	4,704
Accrued expenses	(786)	1,881
Income tax receivable	-	442
Other long-term liabilities	76	-
Net cash provided by (used in) operating activities from continuing operations	(1,806)	1,895
Net cash provided by operating activities from discontinued operations	-	546

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	-	34
Capital expenditures	(199)	(78)
Purchase of C Enterprises, net of cash acquired of $143	(457)	-
Net cash used in investing activities from continuing operations	(656)	(44)
Net cash used in investing activities from discontinued operations	-	(1)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	357	413
Dividends paid	(373)	(360)
Net cash provided by (used in) financing activities	(16)	53

Net increase (decrease) in cash and cash equivalents	(2,478)	2,449

Cash and cash equivalents of continuing operations, beginning of period	16,334	6,039

Cash and cash equivalents, end of period	13,856	8,488
Less: cash and cash equivalents of discontinued operations	-	1,383
Cash and cash equivalents of continuing operations, end of period	$13,856	$7,105

Supplemental cash flow information – income taxes paid	$255	$384

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and three wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2018 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2018 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2018 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2019 include the accounts of RF Industries, Ltd. and its two wholly-owned subsidiaries, Cables Unlimited, Inc. (“Cables Unlimited”) and Rel-Tech Electronics, Inc. (“Rel-Tech”). The unaudited condensed consolidated financial statements for the three and six months ended April 30, 2019 include the accounts of RF Industries, Ltd., Cables Unlimited, Rel-Tech, and C Enterprises, Inc. (“C Enterprises”), a wholly-owned subsidiary that RF Industries, Ltd. formed for the sole purpose of acquiring the business and assets of C Enterprises, L.P. The acquisition of the business and assets of C Enterprises, L.P. was completed on March 15, 2019. For all periods on or before January 31, 2019, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, and Rel-Tech, and for all periods after January 31, 2019, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, and C Enterprises, collectively. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements and notes have been reclassified to conform to the current period presentation of continuing operations and discontinued operations (see Note 3). These reclassifications had no effect on reported consolidated net income.

Revenue recognition

On November 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contacts with Customers (Topic 606) (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

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

Note 2 - Business Acquisition

On March 15, 2019, through C Enterprises, Inc., its newly formed subsidiary, the Company purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. In consideration for the C Enterprises business and assets, the Company paid $600,000 in cash and assumed certain liabilities. The acquisition was determined not to be material and was accounted for in accordance with the acquisition method of accounting, and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values in accordance with ASC 805, Business Combinations. There were no intangible assets identified as part of the acquisition.

The results of C Enterprises, Inc.’s operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) as well as in the Company’s consolidated statements of operations. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred and categorized in selling and general expenses. For the period ended April 30, 2019, C Enterprises, Inc.’s contributed $1.7 million of revenue.

Note 3 - Discontinued operations

On October 31, 2018, the Company sold all of the assets and liabilities of its subsidiary, Comnet Telecom Supply, Inc. (“Comnet”), to RAP Acquisition Inc., a New Jersey corporation. Comnet was a New Jersey-based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment. This division was one of the three subsidiaries in the Company’s Custom Cabling Manufacturing Assembly segment. For the three months ended April 30, 2018, the Company recognized pretax income of $57,000 from the discontinued operations of Comnet, and income tax expense of $18,000. The major line items constituting the income from discontinued operations of Comnet for the three months ended April 30, 2018 are as follows (in thousands):

Three Months Ended April 30, 2018
Major line items constituting pretax income from discontinued operations:
Net sales	$1,866
Cost of sales	(1,429)
Gross profit	437
Selling, general and administrative expense	(380)
Pretax income from discontinued operations	57
Provision for income taxes	18
Income from discontinued operations	$39

For the six months ended April 30, 2018, the Company recognized pretax income of $253,000 from the discontinued operations of Comnet, and income tax expense of $64,000. The major line items constituting the income from discontinued operations of Comnet for the six months ended April 30, 2018 are as follows (in thousands):

Six Months Ended April 30, 2018
Major line items constituting pretax income from discontinued operations:
Net sales	$4,240
Cost of sales	(3,194)
Gross profit	1,046
Selling, general and administrative expense	(793)
Pretax income from discontinued operations	253
Provision for income taxes	64
Income from discontinued operations	$189

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2019	October 31, 2018

Raw materials and supplies	$3,442	$2,711
Work in process	687	603
Finished goods	3,803	3,799

Totals	$7,932	$7,113

Two vendors accounted for 11% and 10% of inventory purchases for the three months ended April 30, 2019. For the six months ended April 30, 2019, one of these vendors accounted for 14% of inventory purchases, and a different vendor accounted for 13% of inventory purchases. For the three months ended April 30, 2018, one vendor accounted for 51% of inventory purchases. This same vendor accounted for 45% of inventory purchases for the six months ended April 30, 2018. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2019	October 31, 2018

Prepaid taxes	$102	$335
Prepaid expense	464	228
Notes receivable, current portion	-	20
Other	170	245

Totals	$736	$828

Note 6 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	April 30, 2019	October 31, 2018

Wages payable	$1,168	$1,705
Accrued receipts	1,295	1,271
Other current liabilities	615	401

Totals	$3,078	$3,377

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 - Earnings per share

Basic earnings per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 121,015 and 475,105 shares for the three months ended April 30, 2019 and 2018, respectively, and 121,015 and 563,838 shares for the six months ended April 30, 3019, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Weighted average shares outstanding for basic earnings per share	9,356,660	9,053,838	9,332,665	8,965,672

Add effects of potentially dilutive securities-assumed exercise of stock options	481,304	332,356	505,053	279,053

Weighted average shares outstanding for diluted earnings per share	9,837,964	9,386,194	9,837,718	9,244,725

Note 8 - Stock-based compensation and equity transactions

On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vested 8,000 shares on the date of grant, and the balance vests as to 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017, and expire ten years from the date of grant. On December 3, 2018, the Company granted each of two employees 25,000 incentive stock options. These options vested 5,000 each on the date of grant, and the balance vests as to 5,000 shares each per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. On December 3, 2018, the Company also granted one employee 10,000 incentive stock options. These options vested 2,000 shares on the date of grant, and the balance vests as to 2,000 shares per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. On March 8, 2019, the Company granted one employee 25,000 incentive stock options. These options vested 5,000 on the date of grant, and the balance vests as to 5,000 shares per year thereafter on each of the next four anniversaries of March 8, 2019, and expire ten years from the date of grant. No other options were granted to Company employees during the three and six months ended April 30, 2019 and 2018.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the six months ended April 30, 2019 and 2018 was estimated to be $8.17 and $2.44, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended April 30,
	2019	2018
Risk-free interest rate	2.88%	1.87%
Dividend yield	0.98%	3.28%
Expected life of the option	5.96 years	4.54 years
Volatility factor	55.25%	46.83%

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

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. A summary of the status of the options granted under the Company’s stock option plans as of April 30, 2019 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2018	942,366	$3.09
Options granted	121,015	$8.17
Options exercised	(69,150)	$5.16
Options canceled or expired	(5,250)	$6.82
Options outstanding at April 30, 2019	988,981	$3.55
Options exercisable at April 30, 2019	698,815	$3.19
Options vested and expected to vest at April 30, 2019	987,922	$3.55

Weighted average remaining contractual life of options outstanding as of April 30, 2019: 4.23 years

Weighted average remaining contractual life of options exercisable as of April 30, 2019: 2.94 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2019: 4.22 years

Aggregate intrinsic value of options outstanding at April 30, 2019: $4,108,000

Aggregate intrinsic value of options exercisable at April 30, 2019: $3,119,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2019: $4,093,000

As of April 30, 2019, $550,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 5.43 years.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2019, the Company granted each of its five non-employee directors 7,203 non-qualified stock options. The options have an exercise price of $8.07 per share. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($3.471 per share). These options vest ratably over fiscal year 2019 and expire five years from the date of grant. Effective November 1, 2018, in addition to the compensation received for serving on the Board of Directors, the Chairman of each committee of the Board will receive $15,000 per year in cash for services rendered as Chairman. During the quarter ended April 30, 2019, the Company did not grant any non-qualified stock options.

Stock option expense

During the six months ended April 30, 2019 and 2018, stock-based compensation expense totaled $192,000 and $132,000, respectively, and was classified in selling and general expenses. During the three months ended April 30, 2019 and 2018, stock-based compensation expense totaled $78,000 and $57,000, respectively, and was classified in selling and general expenses.

Note 9 - Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At April 30, 2019, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $11.7 million.

Two customers, a distributor and an equipment manufacturer, accounted for approximately 32% and 10%, respectively, of the Company’s net sales for the six-month period ended April 30, 2019. These two customers’ accounts receivable balances accounted for 18% and 10% of the total net accounts receivable balance at April 30, 2019. For the three-month period ended April 30, 2019, the same distributor and a different equipment manufacturer accounted for approximately 28% and 14%, respectively, of the Company’s net sales. At April 30, 2019, this equipment manufacturer’s accounts receivable balance accounted for approximately 21% of the total net accounts receivable balance, with one other distributor customer’s accounts receivable balance accounting for approximately 15% of the total net accounts receivable balance.

For the six-month period ended April 30, 2018, one customer who is a distributor, accounted for approximately 68% of the Company’s net sales. This same customer accounted for approximately 76% of the Company’s net sales for the three-month period ended April 30, 2018. At April 30, 2018, this customer’s accounts receivable balance accounted for approximately 80% of the total net accounts receivable balance.

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

Note 10 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2019, the Company had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

As of April 30, 2019, the RF Connector segment consisted of one division and the Custom Cabling segment was composed of three divisions. The four divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, and C Enterprises. While each segment had similar products and services, with one major exception, there was little overlapping of these services to their customer base. In addition, sales or product and services for the RF Connector segment were primarily through the distribution channel while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector division constitutes the RF Connector segment, and the Cables Unlimited, Rel-Tech, and C Enterprises divisions constitute the Custom Cabling segment.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and six months ended April 30, 2019 and 2018 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

United States	$13,451	$20,376	$23,921	$28,137
Foreign Countries:
Canada	113	125	278	280
Mexico	-	-	-	39
All Other	62	14	74	26
	175	139	352	345

Totals	$13,626	$20,515	$24,273	$28,482

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the three months ended April 30, 2019 and 2018 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2019
Net sales	$3,341	$10,285	$-	$13,626
Income from continuing operations before provision for income taxes	257	1,105	14	1,376
Depreciation and amortization	45	96	-	141
Total assets	6,972	12,773	14,660	34,405

2018
Net sales	$2,734	$17,781	$-	$20,515
Income (loss) from continuing operations before provision for income taxes	(482)	4,443	3	3,964
Depreciation and amortization	43	84	-	127
Total assets	6,368	15,077	14,298	35,743

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the six months ended April 30, 2019 and 2018 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2019
Net sales	$6,599	$17,674	$-	$24,273
Income from continuing operations before provision for income taxes	537	1,611	36	2,184
Depreciation and amortization	90	188	-	278
Total assets	6,972	12,773	14,660	34,405

2018
Net sales	$5,364	$23,118	$-	$28,482
Income (loss) from continuing operations before provision for income taxes	(639)	4,957	6	4,324
Depreciation and amortization	87	167	-	254
Total assets	6,368	15,077	14,298	35,743

Note 11 - Income taxes

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

The provision for income taxes was 23% and 20% of income before income taxes for the three months ended April 30, 2019 (the “fiscal 2019 quarter”) and 2018 (the “fiscal 2018 quarter”), respectively, and 22% and 20% of income before income taxes for the six months ended April 30, 2019 and 2018. The increase in the effective tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act. The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3.

The Company had $90,000 and $58,000 of unrecognized tax benefits, inclusive of interest and penalties, as of April 30, 2019 and October 31, 2018, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $15,000 as of April 30, 2019.

Note 12 - Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2019	October 31, 2018
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$2,879	$2,879
Accumulated amortization	(1,752)	(1,619)
	1,127	1,260

Patents (estimated life 14 years)	142	142
Accumulated amortization	(40)	(35)
	102	107

Totals	$1,229	$1,367

Non-amortizable intangible assets:
Trademarks	$657	$657

Amortization expense for the six months ended April 30, 2019 and the year ended October 31, 2018 was $138,000 and $275,000, respectively. As of April 30, 2019, the weighted-average amortization period for the amortizable intangible assets is 10.98 years.

Note 13 - Commitments

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

(i)	On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K&K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York, to extend the term of the lease to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remains at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. On June 6, 2018, Cables Unlimited extended its lease with K&K Unlimited for an additional three years to June 30, 2021, under the same terms and conditions.

(ii)	On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s current net monthly rent expense under the lease is $8,707 per month for these facilities. The new lease expires in August 2019.

(iii)	On November 1, 2018, the Cables Unlimited division entered into a lease agreement with 100 Bellport Avenue, LLC, as landlord, for approximately 7,500 square feet located in Yaphank, New York, with a monthly rent expense of $5,625. On February 1, 2019, Cables Unlimited entered into an amendment to this lease to expand the leased space by an additional 5,000 square feet and increase the monthly rent expense by $3,750, resulting in a total rent expense of $9,375 per month. The lease expires on October 31, 2019.

(iv)	The newly acquired C Enterprises division leases approximately 24,014 square feet of office, warehouse, and manufacturing space located in Vista, California. The term of the lease expires on June 30, 2023, and the rental payments under the lease currently are $17,770 per month, plus payments of real estate taxes, management fee, property insurance and other operating expenses related to the facilities.

As of April 30, 2019, the aggregate monthly rental for all of the Company’s facilities is approximately $71,000 per month, plus utilities, maintenance and insurance.

Note 14 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended April 30, 2019 and 2018 for a total of $187,000 and $183,000, respectively. The Company paid dividends of $0.02 per share during the six months ended April 30, 2019 and 2018 for a total of $373,000 and $360,000, respectively.

Note 15 - Subsequent event

On June 7, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on July 15, 2019 to stockholders of record on June 30, 2019.

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

On March 15, 2019, through C Enterprises, Inc. (“C Enterprises”), its newly formed subsidiary, the Company purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. The acquisition was determined not to be material and was accounted for in accordance with the acquisition method of accounting, and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values in accordance with ASC 805, Business Combinations.

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

The Company operates through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications and information technology OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, and wiring harnesses for a broad range of applications in a diverse set of end markets. The two segments were determined based on the aggregation of operating divisions that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. On March 15, 2019, through C Enterprises, Inc. (“C Enterprises”), its newly formed subsidiary, the Company purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. The results of C Enterprises’ operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling segment. The acquisition was accounted for and performed in accordance with ASC 805, Business Combinations.

For the six months ended April 30, 2019, most of the Company’s revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses (which accounted for 73% of the Company’s total sales for the six months ended April 30, 2019). Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 27% of the Company’s total sales for the six months ended April 30, 2019.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

•	As of April 30, 2019, the Company had cash and cash equivalents equal to $13.9 million.

•	As of April 30, 2019, the Company had $30.5 million in current assets and $4.7 million in current liabilities.

•	As of April 30, 2019, the Company had no outstanding indebtedness for borrowed funds.

As of April 30, 2019, the Company had a total of $13.9 million of cash and cash equivalents compared to a total of $16.3 million of cash and cash equivalents as of October 31, 2018. As of April 30, 2019, the Company had working capital of $25.8 million and a current ratio of approximately 6.5:1.

During the fiscal year ended October 31, 2018, the Company’s backlog increased significantly to $11 million as of October 31, 2018. Since the end of fiscal year 2018, the Company has filled most of the October 31, 2018 backlog. However, the Company has continued to receive additional bookings while maintaining its level of shipments. As a result, the Company had $10 million of backlog as of the current quarter ended April 30, 2019. Since purchase orders are submitted from customers based on the timing of their requirements, the Company’s ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although the Company has not historically experienced material cancellations of purchase orders. As a result of the Company’s backlog balance as of April 30, 2019, the Company’s liquidity and available capital resources are expected to continue to improve during the balance of the current fiscal year.

The Company used cash of $2.6 million during the six months ended April 30, 2019 due largely to an increase in sales, which resulted in increased inventory purchases and an increase in outstanding accounts receivables as of quarter-end. Net income of $1.7 million, with an added increase in cash from noncash credits of $0.3 million from depreciation and amortization and $0.2 million from stock-based compensation expense, was offset by an increase in accounts receivable ($2.4 million) and inventories ($0.3 million) as well as a decrease in accrued expenses primarily due to the payout of prior year bonuses ($0.8 million) and an increase in accounts payable ($0.7 million).

The Company used $0.8 million during the six months ended April 30, 2019 for capital expenditures and the purchase of the assets and business of C Enterprises. In addition, during the six months ended April 30, 2019, the Company paid $0.4 million of cash as dividends. These net cash outlays were partially offset by $0.4 million that the Company received from the exercise of stock options.

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

From time to time, the Company may undertake acquisitions of other companies or product lines in order to diversify its product and solutions offerings and customer base. Conversely, the Company may undertake the disposition of a division or product line due to changes in the Company’s business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce the Company’s liquidity and capital resources while dispositions may increase the Company’s cash position, liquidity and capital resources. For example, on March 15, 2019, the Company purchased all of the assets of C Enterprises for $600,000 in cash and the assumption of certain liabilities. C Enterprises is a California based designer, manufacturer, and distributor of fiber and copper custom cables and cable assembles, and other related products used in the data center, networking, and wireless markets. If the Company acquires other businesses in the future for a purchase price payable in whole or in part in cash, its future liquidity and capital resources could be adversely affected. The Company has previously announced its intention to make additional acquisitions in order to expand its product offerings and customer base.

We are currently evaluating the financial impact of the import tariffs that were recently enacted in the U.S. and abroad. While we do not believe that the financial impact on the Company of the enacted tariffs will be material, we recognize that there is uncertainty related to potential costs related to these actions.

Results of Operations

On October 31, 2018, the Company sold all of the shares of Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that was part of the Company’s Custom Cabling segment. Accordingly, the Company’s results of operations for the both three and six month periods ended April 30, 2018 have been adjusted to remove the results of Comnet; the operating results of Comnet in 2018 are reported in the attached condensed consolidated financial statements as discontinued operations on the statement of operations. During the three months ended April 30, 2018, Comnet had net sales of $1.9 million and income from continuing operations before provision for income taxes of $0.1 million. During the six months ended April 30, 2018, Comnet had net sales of $4.2 million and income from continuing operations before provision for income taxes of $0.3 million. Comnet was sold as part of the Company’s business transformation toward a one company culture and operating structure to more efficiently leverage its capabilities across the entire business; Comnet’s business did not match the Company’s go-to-market strategy since it operated with a different sales model and margin profile than the rest of the Company.

On March 15, 2019, the Company acquired the assets and business of C Enterprises, L.P. The C Enterprises business is now conducted by the Company through its new C Enterprises, Inc. subsidiary. The Company paid $600,000 of cash, and assumed certain liabilities for the purchase of the C Enterprises business. The financial results of C Enterprises during the period from March 15, 2019 to April 30, 2019 are included in the results of operations for 2019.

Three Months Ended April 30, 2019 vs. Three Months Ended April 30, 2018

Net sales of $13.6 million decreased by 34%, or $6.9 million, for the three months ended April 30, 2019 (the “fiscal 2019 quarter”) when compared to the three months ended April 30, 2018 (the “fiscal 2018 quarter”). Net sales for the fiscal 2019 quarter at the Company’s Custom Cabling segment decreased by $7.5 million, or 42%, when compared to the fiscal 2018 quarter. The year-over-year decline in sales was primarily due to the largest series of orders the Company has ever received in the 2018 fiscal quarter, which orders significantly enhanced net sales in the second quarter of fiscal 2018. The net sales at the Company’s Custom Cabling segment in the fiscal 2019 second quarter were supplemented by $1.7 million of net sales that the Company generated from its newly acquired C Enterprises subsidiary. The Company did not own C Enterprises in the 2018 fiscal year. However, net sales at the Company’s Custom Cabling segment for the second quarter ended April 30, 2019 increased over the first quarter ended January 31, 2019. Even excluding the additional net sales generated by C Enterprises in the second quarter of fiscal 2019, net sales in the Company’s Custom Cabling segment increased by $0.7 million over the first quarter of fiscal 2019. Net sales for the fiscal 2019 quarter at the RF Connector segment increased by $0.6 million, or 22%, to $3.3 million as compared to $2.7 million for the fiscal 2018 quarter.

Gross profit for the fiscal 2019 quarter decreased $3.6 million to $4.1 million primarily due to the decrease in net sales. Gross margins decreased to 30% of net sales from 37% of net sales in the fiscal 2018 quarter primarily due to the higher cost of outsourcing at the Custom Cabling segment.

Engineering expenses decreased $0.3 million during the fiscal 2019 quarter to $0.3 million compared to $0.6 million for the fiscal 2018 quarter due to higher compensation expense related to engineering activities in the fiscal 2018 quarter to support the higher net sales in the fiscal 2018 quarter. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased $0.7 million to $2.4 million compared to $3.1 million in the second quarter last year due to higher compensation expenses in the fiscal 2018 quarter as a result of the higher sales at the Custom Cabling segment. Selling and general expenses as a percentage of sales increased to 18% of sales compared to 15% of sales in the second quarter last year partially due to one-time costs of $100,000 related to the acquisition of C Enterprises in the fiscal 2019 quarter, and partially due to the absorption of the selling and general expenses of the newly acquired C Enterprises.

For the fiscal 2019 quarter, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $1.1 million and $0.3 million, respectively, as compared to $4.4 million and ($0.5) million for the comparable second quarter last year. The decrease in income from continuing operations at the Custom Cabling segment was primarily due to the higher sales in the fiscal 2018 quarter, while the RF Connector segment had an increase in income (loss) from continuing operations due in part to the increase in sales and an increase in gross margins.

The provision for income taxes was 23% and 20% of income before income taxes for the three months ended April 30, 2019 and 2018, respectively. The increase in the effective income tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act.

On December 22, 2017, the U.S. President signed the Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. In the second quarter of 2019, we completed our analysis to determine the effect of the Tax Act and recorded no additional adjustments as of December 22, 2018.

All of the income from discontinued operations, net of tax, during the fiscal 2018 quarter represents the results from the operations of Comnet Telecom Supply, Inc., a former subsidiary of the Company that was discontinued on October 31, 2018.

For the fiscal 2019 quarter, net income was $1.1 million and fully diluted earnings per share (EPS) was $0.11 per share as compared to an income from continuing operations of $3.2 million and fully diluted EPS of $0.34 per share for the fiscal 2018 quarter. For the fiscal 2019 quarter, the diluted weighted average shares outstanding was 9,837,964 as compared to 9,386,194 for the fiscal 2018 quarter.

Six Months Ended April 30, 2019 vs. Six Months Ended April 30, 2018

Net sales of $24.3 million decreased by 15%, or $4.2 million, for the six months ended April 30, 2019 (the “fiscal 2019 six month period”) when compared to the six months ended April 30, 2018 (the “fiscal 2018 six month period”). The decrease in net sales is attributable to a decrease in net sales at the Company’s Custom Cabling segment. Net sales for the fiscal 2019 six month period at the Company’s Custom Cabling segment decreased $5.4 million, or 24%, to $17.7 million when compared to the fiscal 2018 six month period net sales of $23.1 million. The year-over-year decline in sales was a result of the largest series of orders that the Company has ever received, which orders it received in the year ago six month period ended April 30, 2018. Net sales for the fiscal 2019 six month period at the RF Connector segment increased by $1.2 million, or 23%, to $6.6 million as compared to $5.4 million for the fiscal 2018 six month period.

The Company’s gross profit as a percentage of sales in the fiscal 2019 six month period decreased by 6% to 30% compared to 36% in the fiscal 2018 six month period due primarily to the substantially higher revenues at the Custom Cabling division in the fiscal 2018 six month period.

Engineering expenses decreased $0.3 million during the fiscal 2019 six month period to $0.7 million compared to $1.0 million for the fiscal 2018 six month period due to higher compensation expense related to engineering activities to support the higher net sales in the fiscal 2018 six month period. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses decreased by $0.4 million during the fiscal 2019 six month period to $4.4 million from $4.8 million in the fiscal 2018 six month period. The decrease in selling and general expenses was primarily due to the higher compensation resulting from the higher net sales in the fiscal 2018 six month period. Selling and general expenses as a percentage of sales increased to 18% for the fiscal 2019 six month period as compared to 17% for the fiscal 2018 six month period partially due to one-time costs of $100,000 related to the acquisition of C Enterprises in the fiscal 2019 quarter, and partially due to the absorption of the selling and general expenses of the newly acquired C Enterprises.

For the fiscal 2019 six month period, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $1.6 million and $0.5 million, respectively, as compared to $5.0 million and $(0.6) million for the comparable six months last year. The decrease in income from continuing operations at the Custom Cabling segment was primarily due to the higher sales in the fiscal 2018 six month period, while the increase at RF Connector was primarily due in part to the increase in sales and an increase in gross margins.

The provision for income taxes was 22% and 20% of income before income taxes for the six months ended April 30, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act.

All of the income from discontinued operations, net of tax, during the fiscal 2018 six month period represents the results from the operations of Comnet Telecom Supply, Inc., a former subsidiary of the Company that was discontinued on October 31, 2018.

For the fiscal 2019 six month period, net income was $1.7 million and fully diluted EPS was $0.17 per share as compared to an income from continuing operations of $3.5 million and fully diluted EPS of $0.38 per share for the fiscal 2018 six month period.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RF INDUSTRIES, LTD.

Date: June 12, 2019	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer

Date: June 12, 2019	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer