Form 10-Q
period 2019-07-31
R F INDUSTRIES LTD
filed 2019-09-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 5, 2019 was 9,392,351.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2019	2018
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,312	$16,334
Trade accounts receivable, net of allowance for doubtful accounts of $32 and $88, respectively	9,926	4,255
Inventories	8,086	7,113
Other current assets	757	828
TOTAL CURRENT ASSETS	32,081	28,530

Property and equipment:
Equipment and tooling	3,503	3,210
Furniture and office equipment	988	822
	4,491	4,032
Less accumulated depreciation	3,685	3,473
Total property and equipment	806	559

Goodwill	1,340	1,340
Amortizable intangible assets, net	1,161	1,367
Non-amortizable intangible assets	657	657
Other assets	68	49
TOTAL ASSETS	$36,113	$32,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2019	2018
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,430	$1,342
Accrued expenses	2,956	3,377
TOTAL CURRENT LIABILITIES	5,386	4,719

Other long-term liabilities	91	-
TOTAL LIABILITIES	5,477	4,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,390,351 and 9,291,201 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively	94	93
Additional paid-in capital	21,647	20,974
Retained earnings	8,895	6,716
TOTAL STOCKHOLDERS' EQUITY	30,636	27,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,113	$32,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net sales	$15,511	$11,820	$39,784	$40,302
Cost of sales	11,245	7,785	28,279	26,155

Gross profit	4,266	4,035	11,505	14,147

Operating expenses:
Engineering	381	269	1,033	1,221
Selling and general	2,609	1,751	7,048	6,593
Total operating expenses	2,990	2,020	8,081	7,814

Operating income	1,276	2,015	3,424	6,333

Other income	39	13	75	19

Income from continuing operations before provision for income taxes	1,315	2,028	3,499	6,352
Provision for income taxes	277	386	760	1,241

Income from continuing operations	1,038	1,642	2,739	5,111

Income from discontinued operations, net of tax	-	89	-	278

Consolidated net income	$1,038	$1,731	$2,739	$5,389

Earnings per share
Basic
Continuing operations	$0.11	$0.18	$0.29	$0.57
Discontinued operations	0.00	0.01	0.00	0.03
Net income per share	$0.11	$0.19	$0.29	$0.60

Earnings per share
Diluted
Continuing operations	$0.11	$0.17	$0.28	$0.54
Discontinued operations	0.00	0.01	0.00	0.03
Net income per share	$0.11	$0.18	$0.28	$0.57

Weighted average shares outstanding
Basic	9,363,528	9,202,095	9,343,067	9,045,340
Diluted	9,872,899	9,729,608	9,849,889	9,442,612

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended July 31, 2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, April 30, 2019	9,360,351	$94	$21,522	$8,044	$29,660

Exercise of stock options	30,000	-	57	-	57

Stock-based compensation expense	-	-	68	-	68

Dividends	-	-	-	(187)	(187)

Consolidated net income	-	-	-	1,038	1,038

Balance, July 31, 2019	9,390,351	$94	$21,647	$8,895	$30,636

	For the Nine Months ended July 31, 2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2018	9,291,201	$93	$20,974	$6,716	$27,783

Exercise of stock options	99,150	1	413	-	414

Stock-based compensation expense	-	-	260	-	260

Dividends	-	-	-	(560)	(560)

Consolidated net income	-	-	-	2,739	2,739

Balance, July 31, 2019	9,390,351	$94	$21,647	$8,895	$30,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended July 31, 2018
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, April 30, 2018	9,144,873	$92	$20,196	$4,899	$25,187

Exercise of stock options	123,460	1	604	-	605

Stock-based compensation expense	-	-	57	-	57

Dividends	-	-	-	(185)	(185)

Consolidated net income	-	-	-	1,731	1,731

Balance, July 31, 2018	9,268,333	$93	$20,857	$6,445	$27,395

	For the Nine Months ended July 31, 2018
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2017	8,872,246	$89	$19,654	$1,600	$21,343

Exercise of stock options	396,087	4	1,014	-	1,018

Stock-based compensation expense	-	-	189	-	189

Dividends	-	-	-	(544)	(544)

Consolidated net income	-	-	-	5,389	5,389

Balance, July 31, 2018	9,268,333	$93	$20,857	$6,445	$27,395

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2019	2018
OPERATING ACTIVITIES:
Consolidated net income	$2,739	$5,389
Income from discontinued operations	-	278
Income from continuing operations	2,739	5,111

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	2	20
Depreciation and amortization	418	383
Loss on disposal of fixed assets	-	(1)
Stock-based compensation expense	260	189
Deferred income taxes	-	67
Changes in operating assets and liabilities:
Trade accounts receivable	(4,358)	(2,183)
Inventories	(498)	(799)
Other current assets	146	(302)
Other long-term assets	-	21
Accounts payable	129	400
Accrued expenses	(908)	1,385
Income tax receivable	-	(103)
Other long-term liabilities	80	-
Net cash provided by (used in) operating activities from continuing operations	(1,990)	4,188
Net cash provided by operating activities from discontinued operations	-	1,003

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	-	34
Proceeds from sale of inventory	-	1
Capital expenditures	(429)	(146)
Purchase of C Enterprises, net of cash acquired ($143)	(457)	-
Net cash used in investing activities from continuing operations	(886)	(111)
Net cash used in investing activities from discontinued operations	-	(2)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	414	1,018
Dividends paid	(560)	(544)
Net cash provided by (used in) financing activities	(146)	474

Net increase (decrease) in cash and cash equivalents	(3,022)	5,552

Cash and cash equivalents of continuing operations, beginning of period	16,334	6,039

Cash and cash equivalents, end of period	13,312	11,591
Less: cash and cash equivalents of discontinued operations	-	1,082
Cash and cash equivalents of continuing operations, end of period	$13,312	$10,509

Supplemental cash flow information – income taxes paid	$613	$1,503

Supplemental schedule of noncash investing and financing activities:
Sale of fully depreciated property and equipment	$-	$12

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd. and its divisions and three wholly-owned subsidiaries (collectively, hereinafter the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2018 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of October 31, 2018 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2018 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2019 include the accounts of RF Industries, Ltd. and its two wholly-owned subsidiaries, Cables Unlimited, Inc. (“Cables Unlimited”) and Rel-Tech Electronics, Inc. (“Rel-Tech”). The unaudited condensed consolidated financial statements for the three and nine months ended July 31, 2019 include the accounts of RF Industries, Ltd., Cables Unlimited, Rel-Tech, and C Enterprises, Inc. (“C Enterprises”), a wholly-owned subsidiary that RF Industries, Ltd. formed for the sole purpose of acquiring the business and assets of C Enterprises, L.P. The acquisition of the business and assets of C Enterprises, L.P. was completed on March 15, 2019. For all periods on or before January 31, 2019, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, and Rel-Tech, and for all periods after January 31, 2019, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, and C Enterprises, collectively. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements and notes have been reclassified to conform to the current period presentation of continuing operations and discontinued operations (see Note 3). These reclassifications had no effect on reported consolidated net income.

Fair value measurements

The Company measures at fair value certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. U. S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

As of July 31, 2019 and October 31, 2018, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying value due to their short-term nature.

Revenue recognition

On November 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

Recently issued accounting pronouncements adopted:

In May 2014, the FASB issued ASC 606. This guidance superseded Topic 605, Revenue Recognition, in addition to other industry-specific guidance. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. On November 1, 2018, the Company adopted ASC 606 applying the modified retrospective method. The Company has performed a review of ASC 606 as compared to its previous accounting policies for our product revenue and did not identify any material impact to revenue recognized. Therefore, there was no adjustment to retained earnings for a cumulative effect. The necessary changes to business processes and controls to effectively review and account for any new contracts under this standard have been implemented.

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

The results of C Enterprises, Inc.’s operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) as well as in the Company’s consolidated statements of operations. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred and categorized in selling and general expenses. For the three and nine months ended July 31, 2019, C Enterprises, Inc. contributed $2.9 million and $4.5 million of revenue, respectively.

Note 3 - Discontinued operations

On October 31, 2018, the Company sold all of the assets and liabilities of its subsidiary, Comnet Telecom Supply, Inc. (“Comnet”), to RAP Acquisition Inc., a New Jersey corporation. Comnet was a New Jersey-based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles, and other data center equipment. This division was one of the three subsidiaries in the Company’s Custom Cabling Manufacturing Assembly segment. For the three months ended July 31, 2018, the Company recognized pretax income of $127,000 from the discontinued operations of Comnet, and income tax expense of $38,000. The major line items constituting the income from discontinued operations of Comnet for the three months ended July 31, 2018 are as follows (in thousands):

Three Months Ended
July 31, 2018
Major line items constituting pretax income from discontinued operations:
Net sales	$2,030
Cost of sales	(1,509)
Gross profit	521
Selling, general and administrative expenses	(394)
Pretax income from discontinued operations	127
Provision for income taxes	38
Income from discontinued operations	$89

For the nine months ended July 31, 2018, the Company recognized pretax income of $380,000 from the discontinued operations of Comnet, and income tax expense of $102,000. The major line items constituting the income from discontinued operations of Comnet for the nine months ended July 31, 2018 are as follows (in thousands):

Nine Months Ended
July 31, 2018
Major line items constituting pretax income from discontinued operations:
Net sales	$6,270
Cost of sales	(4,703)
Gross profit	1,567
Selling, general and administrative expenses	(1,187)
Pretax income from discontinued operations	380
Provision for income taxes	102
Income from discontinued operations	$278

Note 4 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Raw materials and supplies	$3,538	$2,711
Work in process	743	603
Finished goods	3,805	3,799

Totals	$8,086	$7,113

Two vendors accounted for 23% and 14% of inventory purchases for the three months ended July 31, 2019. For the nine months ended July 31, 2019, the same two vendors accounted for 17% and 14% of inventory purchases, respectively. For the three months ended July 31, 2018, one vendor accounted for 50% of inventory purchases. This same vendor accounted for 47% of inventory purchases for the nine months ended July 31, 2018. The Company has arrangements with these vendors to purchase products based on purchase orders periodically issued by the Company.

Note 5 - Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Prepaid taxes	$186	$335
Prepaid expense	472	228
Notes receivable, current portion	-	20
Other	99	245

Totals	$757	$828

Note 6 - Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Wages payable	$1,514	$1,705
Accrued receipts	943	1,271
Other current liabilities	499	401

Totals	$2,956	$3,377

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 - Earnings per share

Basic earnings per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 124,097 and 0 shares for the three months ended July 31, 2019 and 2018, respectively, and 124,097 and 245,328 shares for the nine months ended July 31, 2019 and 2018, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

Weighted average shares outstanding for basic earnings per share	9,363,528	9,202,095	9,343,067	9,045,340

Add effects of potentially dilutive securities-assumed exercise of stock options	509,371	527,513	506,822	397,272

Weighted average shares outstanding for diluted earnings per share	9,872,899	9,729,608	9,849,889	9,442,612

Note 8 - Stock-based compensation and equity transactions

On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vested 8,000 shares on the date of grant, and the balance vests as to 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017, and expire ten years from the date of grant. On December 3, 2018, the Company granted each of two employees 25,000 incentive stock options. These options vested 5,000 each on the date of grant, and the balance vests as to 5,000 shares each per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. On December 3, 2018, the Company also granted one employee 10,000 incentive stock options. These options vested 2,000 shares on the date of grant, and the balance vests as to 2,000 shares per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. On March 8, 2019, the Company granted one employee 25,000 incentive stock options. These options vested 5,000 on the date of grant, and the balance vests as to 5,000 shares per year thereafter on each of the next four anniversaries of March 8, 2019, and expire ten years from the date of grant. No other incentive stock options were granted to Company employees during the three and nine months ended July 31, 2019 and 2018.

The weighted average fair value of employee and non-employee directors’ stock options granted by the Company during the nine months ended July 31, 2019 and 2018 was estimated to be $8.16 and $2.44, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2019	2018
Risk-free interest rate	2.86%	1.87%
Dividend yield	0.98%	3.28%
Expected life of the option	5.90 years	4.54 years
Volatility factor	55.42%	46.83%

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

Company stock option plans

Descriptions of the Company’s stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. A summary of the status of the options granted under the Company’s stock option plans as of July 31, 2019 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2018	942,366	$3.09
Options granted	124,097	$8.16
Options exercised	(99,150)	$4.17
Options canceled or expired	(5,250)	$6.82
Options outstanding at July 31, 2019	962,063	$3.61
Options exercisable at July 31, 2019	671,897	$3.27
Options vested and expected to vest at July 31, 2019	961,004	$3.61

Weighted average remaining contractual life of options outstanding as of July 31, 2019: 4.13 years

Weighted average remaining contractual life of options exercisable as of July 31, 2019: 2.73 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2019: 4.11 years

Aggregate intrinsic value of options outstanding at July 31, 2019: $3,721,000

Aggregate intrinsic value of options exercisable at July 31, 2019: $2,792,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2019: $3,706,000

As of July 31, 2019, $492,000 of expense with respect to nonvested share-based arrangements has yet to be recognized but is expected to be recognized over a weighted average period of 5.35 years.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2019, the Company granted each of its five non-employee directors 7,203 non-qualified stock options. The options have an exercise price of $8.07 per share. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($3.471 per share). These options vest ratably over fiscal year 2019 and expire five years from the date of grant. Effective November 1, 2018, in addition to the compensation received for serving on the Board of Directors, the Chairman of each committee of the Board will receive $15,000 per year in cash for services rendered as Chairman. On June 7, 2019, a new director joined the Board. The Company granted the new director 3,082 non-qualified stock options with an exercise price of $7.50 per share. The number of stock options granted to this director was determined by dividing $10,000 of compensation (prorated for the period as an active director) by the fair value of a stock option grant using the Black-Scholes model ($3.245 per share). These options vest ratably over fiscal year 2019 and expire five years from the date of grant. No other non-qualified stock options were granted during the three and nine months ended July 31, 2019.

Stock option expense

During the nine months ended July 31, 2019 and 2018, stock-based compensation expense totaled $260,000 and $189,000, respectively, and was classified in selling and general expenses. During the three months ended July 31, 2019 and 2018, stock-based compensation expense totaled $68,000 and $57,000, respectively, and was classified in selling and general expenses.

Note 9 - Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At July 31, 2019, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $11.8 million.

Two customers, a distributor (“Distributor A”) and an equipment manufacturer, accounted for approximately 23% and 19%, respectively, of the Company’s net sales for the nine-month period ended July 31, 2019. The equipment manufacturer’s accounts receivable balance accounted for 47% of the total net accounts receivable balance at July 31, 2019, while a different distributor (“Distributor B”) had an accounts receivable balance that accounted for 11% of the total net accounts receivable balance at July 31, 2019. For the three-month period ended July 31, 2019, Distributor B and the equipment manufacturer accounted for approximately 11% and 35%, respectively, of the Company’s net sales.

For the nine-month period ended July 31, 2018, one customer who is a distributor, accounted for approximately 65% of the Company’s net sales. This same customer accounted for approximately 59% of the Company’s net sales for the three-month period ended July 31, 2018. At July 31, 2018, this customer’s accounts receivable balance accounted for approximately 61% of the total net accounts receivable balance.

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

Note 10 - Segment information

The Company aggregates operating divisions into operating segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2019, the Company had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

As of July 31, 2019, the RF Connector segment consisted of one division and the Custom Cabling segment was composed of three divisions. The four divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, and C Enterprises. While each segment had similar products and services, with one major exception, there was little overlapping of these services to their customer base. In addition, sales of product and services for the RF Connector segment were primarily through the distribution channel while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

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

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the three and nine months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

United States	$15,154	$11,652	$39,075	$39,790
Foreign Countries:
Canada	156	142	433	421
Mexico	109	-	109	39
All Other	92	26	167	52
	357	168	709	512

Totals	$15,511	$11,820	$39,784	$40,302

Net sales, income from continuing operations before provision for income taxes and other related segment information for the three months ended July 31, 2019 and 2018 are as follows (in thousands):

		Custom Cabling
	RF Connector and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2019
Net sales	$3,462	$12,049	$-	$15,511
Income from continuing operations before provision for income taxes	151	1,125	39	1,315
Depreciation and amortization	40	100	-	140
Total assets	6,969	15,007	14,137	36,113

2018
Net sales	$3,139	$8,681	$-	$11,820
Income from continuing operations before provision for income taxes	219	1,796	13	2,028
Depreciation and amortization	42	87	-	129
Total assets	6,336	9,006	17,571	32,913

Net sales, income (loss) from continuing operations before provision for income taxes and other related segment information for the nine months ended July 31, 2019 and 2018 are as follows (in thousands):

		Custom Cabling
	RF Connector and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2019
Net sales	$10,061	$29,723	$-	$39,784
Income from continuing operations before provision for income taxes	697	2,727	75	3,499
Depreciation and amortization	130	288	-	418
Total assets	6,969	15,007	14,137	36,113

2018
Net sales	$8,503	$31,799	$-	$40,302
Income (loss) from continuing operations before provision for income taxes	(420)	6,753	19	6,352
Depreciation and amortization	129	254	-	383
Total assets	6,336	9,006	17,571	32,913

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

The provision for income taxes was 22% and 19% of income before income taxes for the three months ended July 31, 2019 (the “fiscal 2019 quarter”) and 2018 (the “fiscal 2018 quarter”), respectively, and 22% and 20% of income before income taxes for the nine months ended July 31, 2019 and 2018. The increase in the effective tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act. The Company recorded income from discontinued operations, net of tax, as disclosed in Note 3.

The Company had $90,000 and $58,000 of unrecognized tax benefits, inclusive of interest and penalties, as of July 31, 2019 and October 31, 2018, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $21,000 as of July 31, 2019.

Note 12 - Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$2,879	$2,879
Accumulated amortization	(1,818)	(1,619)
	1,061	1,260

Patents (estimated life 14 years)	142	142
Accumulated amortization	(42)	(35)
	100	107

Totals	$1,161	$1,367

Non-amortizable intangible assets:
Trademarks	$657	$657

Amortization expense for the nine months ended July 31, 2019 and the year ended October 31, 2018 was $206,000 and $275,000, respectively. As of July 31, 2019, the weighted-average amortization period for the amortizable intangible assets is 10.98 years.

Note 13 - Commitments

The Company currently leases its corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. On June 5, 2017, the Company entered into a fifth amendment to its lease for its facility in San Diego, California. As a result, the Company now leases a total of approximately 21,908 square feet of office, warehouse and manufacturing space at its San Diego location. The term of the lease expires on July 31, 2022, and the rental payments under the lease currently are $26,176 per month. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

(i)	On June 9, 2017, the Cables Unlimited division entered into an amendment to its lease with K&K Unlimited, as landlord, under which Cables Unlimited leases its 12,000 square foot manufacturing facility in Yaphank, New York, to extend the term of the lease to June 30, 2018. Cables Unlimited’s monthly rent expense under the amended lease remained at $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. On June 6, 2018, Cables Unlimited extended its lease with K&K Unlimited for an additional three years to June 30, 2021, under the same terms and conditions. The landlord is a company controlled by Darren Clark, the former owner and current President of Cables Unlimited.

(ii)	On July 25, 2017, the Rel-Tech Electronic division entered into a lease for approximately 13,750 square feet located in Milford, Connecticut. Rel-Tech’s net monthly rent expense under the lease is $8,707 per month for these facilities. That lease expired in August 2019. On September 1, 2019, Rel-Tech extended its lease term for an additional two years to August 31, 2021, with escalating rent payments over the two years. Beginning September 1, 2019, the net monthly rent payments are $8,969 per month. All other terms and conditions remain the same.

(iii)	On November 1, 2018, the Cables Unlimited division entered into a lease agreement with 100 Bellport Avenue, LLC, as landlord, for approximately 7,500 square feet located in Yaphank, New York, with a monthly rent expense of $5,625. On February 1, 2019, Cables Unlimited entered into an amendment to this lease to expand the leased space by an additional 5,000 square feet and increase the monthly rent expense by $3,750, resulting in a total rent expense of $9,375 per month. The lease expires on October 31, 2019.

(iv)	The newly acquired C Enterprises division leases approximately 24,014 square feet of office, warehouse, and manufacturing space located in Vista, California. The term of the lease expires on June 30, 2023, and the rental payments under the lease currently are $18,491 per month, plus payments of real estate taxes, management fee, property insurance and other operating expenses related to the facilities.

As of July 31, 2019, the aggregate monthly rental for all of the Company’s facilities is approximately $76,000 per month, plus utilities, maintenance and insurance.

Note 14 - Cash dividend and declared dividends

The Company paid dividends of $0.02 per share during the three months ended July 31, 2019 and 2018 for a total of $187,000 and $185,000, respectively. The Company paid dividends of $0.02 per share during the nine months ended July 31, 2019 and 2018 for a total of $560,000 and $544,000, respectively.

Note 15 - Subsequent event

On September 9, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per share to be paid on October 15, 2019 to stockholders of record on September 30, 2019.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, on November 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery. The Company has performed a review of ASC 606 as compared to its previous accounting policies for our product revenue and did not identify any material impact to revenue recognized. Therefore, there was no adjustment to retained earnings for a cumulative effect. The necessary changes to business processes and controls to effectively review and account for any new contracts under this standard have been implemented.

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

 Overview

RF Industries, Ltd. (together with subsidiaries, the “Company”, “we”, or “our”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through its manufacturing and production facilities, the Company provides a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments.

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

For the nine months ended July 31, 2019, most of the Company’s revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses (which accounted for 75% of the Company’s total sales for the nine months ended July 31, 2019). Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 25% of the Company’s total sales for the nine months ended July 31, 2019.

Liquidity and Capital Resources

Management believes that existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

●	As of July 31, 2019, the Company had cash and cash equivalents equal to $13.3 million.

●	As of July 31, 2019, the Company had $32.1 million in current assets and $5.4 million in current liabilities.

●	As of July 31, 2019, the Company had no outstanding indebtedness for borrowed funds.

As of July 31, 2019, the Company had a total of $13.3 million of cash and cash equivalents compared to a total of $16.3 million of cash and cash equivalents as of October 31, 2018. As of July 31, 2019, the Company had working capital of $26.7 million and a current ratio of approximately 6.0:1.

During the fiscal year ended October 31, 2018, the Company’s backlog increased significantly to $11 million as of October 31, 2018. Since the end of fiscal year 2018, the Company has filled most of the October 31, 2018 backlog. However, the Company has continued to receive additional bookings while maintaining its level of shipments. As a result, the Company had $8 million of backlog as of the current quarter ended July 31, 2019. Since purchase orders are submitted from customers based on the timing of their requirements, the Company’s ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although the Company has not historically experienced material cancellations of purchase orders. As a result of the Company’s backlog balance as of July 31, 2019, the Company’s liquidity and available capital resources are expected to continue to improve during the remainder of the current fiscal year.

The Company used cash of $3.0 million in operating activities during the nine months ended July 31, 2019 due largely to an increase in sales, which resulted in increased inventory purchases and an increase in outstanding accounts receivables as of quarter-end. Net income of $2.7 million, with an added increase in cash from noncash credits of $0.4 million from depreciation and amortization and $0.3 million from stock-based compensation expense, was offset by an increase in accounts receivable ($4.4 million) and inventories ($0.5 million) as well as a decrease in accrued expenses primarily due to the payout of prior year bonuses ($0.9 million) and an increase in accounts payable ($0.1 million).

The Company used $0.9 million during the nine months ended July 31, 2019 for capital expenditures primarily for the purpose of increasing production and the purchase of the assets and business of C Enterprises. In addition, during the nine months ended July 31, 2019, the Company paid $0.6 million of cash as dividends. These net cash outlays were partially offset by $0.4 million that the Company received from the exercise of stock options.

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

From time to time, the Company may undertake acquisitions of other companies or product lines in order to diversify its product and solutions offerings and customer base. Conversely, the Company may undertake the disposition of a division or product line due to changes in the Company’s business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce the Company’s liquidity and capital resources while dispositions may increase the Company’s cash position, liquidity and capital resources. For example, on March 15, 2019, the Company purchased all of the assets of C Enterprises for $600,000 in cash and the assumption of certain liabilities. C Enterprises is a California based designer, manufacturer, and distributor of fiber and copper custom cables and cable assemblies, and other related products used in the data center, networking, and wireless markets. If the Company acquires other businesses in the future for a purchase price payable in whole or in part in cash, its future liquidity and capital resources could be adversely affected. The Company has previously announced its intention to make additional acquisitions in order to expand its product offerings and customer base.

We are currently evaluating the financial impact of the import tariffs that were recently enacted in the U.S. and abroad. While we do not believe that the financial impact on the Company of the enacted tariffs will be material, we recognize that there is uncertainty related to potential costs related to these actions.

Results of Operations

On October 31, 2018, the Company sold all of the shares of Comnet Telecom Supply, Inc. (“Comnet”), a wholly-owned subsidiary that was part of the Company’s Custom Cabling segment. Accordingly, the Company’s results of operations for the both three and nine month periods ended July 31, 2018 have been adjusted to remove the results of Comnet, and the operating results of Comnet in 2018 are reported in the attached condensed consolidated financial statements as discontinued operations on the statement of operations. During the three months ended July 31, 2018, Comnet had net sales of $2.0 million and income from continuing operations before provision for income taxes of $0.1 million. During the nine months ended July 31, 2018, Comnet had net sales of $6.3 million and income from continuing operations before provision for income taxes of $0.4 million. Comnet was sold as part of the Company’s business transformation toward a one company culture and operating structure to more efficiently leverage its capabilities across the entire business; Comnet’s business did not match the Company’s go-to-market strategy since it operated with a different sales model and margin profile than the rest of the Company.

On March 15, 2019, the Company acquired the assets and business of C Enterprises, L.P. The C Enterprises business is now conducted by the Company through its new C Enterprises, Inc. subsidiary. The Company paid $600,000 of cash, and assumed certain liabilities for the purchase of the C Enterprises business. The financial results of C Enterprises during the period from March 15, 2019 to July 31, 2019 are included in the results of operations for 2019.

Three Months Ended July 31, 2019 vs. Three Months Ended July 31, 2018

Net sales of $15.5 million increased by 31%, or $3.7 million, for the three months ended July 31, 2019 (the “fiscal 2019 quarter”) when compared to the three months ended July 31, 2018 (the “fiscal 2018 quarter”). Net sales for the fiscal 2019 quarter at the Company’s Custom Cabling segment increased by $3.4 million, or 39%, when compared to the fiscal 2018 quarter as a result of increased sales of fiber optics cable, copper cabling, custom patch cord assemblies and wiring harnesses. Net sales for the fiscal 2019 quarter at the RF Connector segment increased by $0.3 million, or 10%, to $3.5 million as compared to $3.1 million for the fiscal 2018 quarter. The increase in net sales reflects a full quarter of sales contribution from the Company’s acquisition of C Enterprises, as well as growth in both the Company’s traditional run rate business and its project work in the OEM and wireless carrier markets.

Gross profit for the fiscal 2019 quarter increased $0.2 million to $4.3 million primarily due to the increase in net sales. Gross margins decreased to 28% of net sales from 34% of net sales in the fiscal 2018 quarter primarily due to product mix at the Custom Cabling segment as well as increased production wages at both segments in order to reward and retain production workforce and, in some cases, to meet state mandated minimum wage requirements.

Engineering expenses increased $0.1 million during the fiscal 2019 quarter to $0.4 million compared to $0.3 million for the fiscal 2018 quarter due to higher compensation expense. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $0.8 million to $2.6 million (17% of sales) compared to $1.8 million (15% of sales) in the third quarter last year due to the absorption of the selling and general expenses of the newly acquired C Enterprises, increased compensation primarily due to timing of bonus accruals, increased marketing costs with the Company’s distributors, and costs related to the evaluation of possible strategic acquisition transactions.

For the fiscal 2019 quarter, income from continuing operations for the Custom Cabling segment and the RF Connector segment was $1.1 million and $0.2 million, respectively, as compared to $1.8 million and $0.2 million for the comparable third quarter last year. The decrease in income from continuing operations at the Custom Cabling and RF Connector segments was primarily due to the decrease in gross margins during the fiscal 2019 quarter.

The provision for income taxes was 22% and 19% of income before income taxes for the three months ended July 31, 2019 and 2018, respectively. The increase in the effective income tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act.

On December 22, 2017, the U.S. President signed the Tax Act, which among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. In the first quarter of 2019, we completed our analysis to determine the effect of the Tax Act and recorded no additional adjustments as of December 22, 2018.

All of the income from discontinued operations, net of tax, during the fiscal 2018 quarter represents the results from the operations of Comnet Telecom Supply, Inc., a former subsidiary of the Company that we sold on October 31, 2018.

For the fiscal 2019 quarter, income from continuing operations was $1.0 million and fully diluted earnings per share (EPS) was $0.11 per share as compared to an income from continuing operations of $1.6 million and fully diluted EPS of $0.17 per share for the fiscal 2018 quarter. For the fiscal 2019 quarter, the diluted weighted average shares outstanding was 9,872,899 as compared to 9,729,608 for the fiscal 2018 quarter.

Nine Months Ended July 31, 2019 vs. Nine Months Ended July 31, 2018

Net sales of $39.8 million decreased by 1%, or $0.5 million, for the nine months ended July 31, 2019 (the “fiscal 2019 nine month period”) when compared to the nine months ended July 31, 2018 (the “fiscal 2018 nine month period”) despite the additional sales derived in 2019 from the newly acquired C Enterprises subsidiary. The decrease in net sales is attributable to a decrease in net sales at the Company’s Custom Cabling segment, which decreased by $2.1 million, or 7%, to $29.7 million when compared to the fiscal 2018 nine month period net sales of $31.8 million. The year-over-year decline in sales was a result of the largest series of orders that the Company has ever received in the year ago nine month period ended July 31, 2018. Net sales for the fiscal 2019 nine month period at the RF Connector segment increased by $1.6 million, or 18%, to $10.0 million as compared to $8.5 million for the fiscal 2018 nine month period.

The Company’s gross profit as a percentage of sales in the fiscal 2019 nine month period decreased to 29% compared to 35% in the fiscal 2018 nine month period due primarily to product mix at the Custom Cabling segment as well as increased production wages at both segments in order to reward and retain production workforce and, in some cases, to meet state mandated minimum wage requirements.

Engineering expenses decreased by $0.2 million in the fiscal 2019 nine month period to $1.0 million compared to $1.2 million for the fiscal 2018 nine month period due to higher engineering activities to support the higher net sales in the fiscal 2018 nine month period. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $0.4 million during the fiscal 2019 nine month period to $7.0 million from $6.6 million in the fiscal 2018 nine month period. Selling and general expenses as a percentage of sales increased to 18% for the fiscal 2019 nine month period as compared to 16% for the fiscal 2018 nine month period. The increase in selling and general expenses was primarily due to the absorption of the selling and general expenses of the newly acquired C Enterprises and one-time costs of $100,000 related to the acquisition of C Enterprises in the second quarter of fiscal 2019 partially offset by a decrease in commissions.

For the fiscal 2019 nine month period, income (loss) from continuing operations for the Custom Cabling segment and the RF Connector segment was $2.7 million and $0.7 million, respectively, as compared to $6.8 million and $(0.4) million for the comparable nine months last year. The decrease in income from continuing operations at the Custom Cabling segment in 2019 was primarily due to lower gross margins during the fiscal 2019 nine month period, while the increase at RF Connector was primarily due in part to the increase in sales and gross margins.

The provision for income taxes was 22% and 20% of income before income taxes for the nine months ended July 31, 2019 and 2018, respectively. The increase in the effective income tax rate from period to period was primarily driven by the elimination of the benefit from the domestic production activities deduction and the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act.

All of the income from discontinued operations, net of tax, during the fiscal 2018 nine month period represents the results from the operations of Comnet Telecom Supply, Inc., a former subsidiary of the Company that we sold on October 31, 2018.

For the fiscal 2019 nine month period, income from continuing operations was $2.7 million and fully diluted EPS was $0.28 per share as compared to income from continuing operations of $5.1 million and fully diluted EPS of $0.54 per share for the fiscal 2018 nine month period.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Noting to report.

Item 6. Exhibits

Exhibit
Number

10.1:	Employment Letter Agreement, dated July 17, 2019, by and between RF Industries, Ltd. and Robert D. Dawson (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 18, 2019).#

31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 12, 2019	By:	/s/ Robert Dawson
Robert Dawson
President and Chief Executive Officer

Date: September 12, 2019	By:	/s/ Mark Turfler
Mark Turfler
Chief Financial Officer