Form 10-K
period 2019-10-31
R F INDUSTRIES LTD
filed 2019-12-20
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

On December 13, 2019, the Registrant had 9,614,617 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, particularly those in Asia, the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

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

General

RF Industries, Ltd. (together with subsidiaries, the “Company”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. The Company also manufactures and markets a line of ambient thermal systems for wireless telecom companies, as well as shrouds for small cell installations for the wireless industry. Through its five manufacturing and production facilities, the Company provides a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments.

The Company operates through two reporting segments: (i) the “RF Connector and Cable Assembly” (RF Connector) segment, and (ii) the “Custom Cabling Manufacturing and Assembly” (Custom Cabling) segment. The RF Connector and Cable Assembly segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications, information technology, OEM markets and other end markets. The Custom Cabling Manufacturing and Assembly segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, wiring harnesses, ambient thermal systems, and shrouds for small cell installations.

Recent Transactions

On October 31, 2018, the Company sold Comnet Telecom Supply, Inc. (“Comnet”), its New Jersey-based manufacturer and supplier of telecommunications and data products, including fiber optic cables, cabling technologies, custom patch cord assemblies, data center consoles and other data center equipment. Comnet was a wholly-owned subsidiary that operated with a different sales model and margin profile than the rest of the Company. This divestiture reflected the Company’s transformation of its operating culture and marketing strategies.

On March 15, 2019, the Company purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors.

On November 4, 2019, the Company purchased Schroff Technologies International, Inc. (“Schrofftech”), a Rhode Island based manufacturer and marketer of  intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation.

Strategy

The Company’s overall strategy is to provide its customers with a broad selection of products, rapid and high-quality service, and custom design capabilities, all at competitive prices. Specifically, the Company’s overall strategy is the following:

Provide rapid and flexible design and manufacturing services. During the past two years, the Company has been restructuring its operations to focus on providing rapid, flexible and high quality custom manufacturing services.

Competitive Pricing. The Company’s manufacturing and distribution arrangements have been designed to lower costs and, thereby, to enable the Company to offer prices on both the custom manufactured products and on most standard connector and cable products that are competitive with the marketplace.

Leverage its manufacturing and distribution capabilities and facilities. The Company’s strategy is to operate its five manufacturing and distribution locations to best provide our customers with a competitively priced, high quality customized product delivered with a fast turnaround time. As part of this strategy, the Company utilizes a “one-company” approach to its five production and distribution locations and allocates its resources based on their production specialization capabilities, proximity to the shipment destination and many other factors. Using this “one-company” approach, the Company’s goal is to not only shorten delivery times but to also lower shipping costs. The Company currently operates from its five manufacturing and distribution locations in the U.S.; two in California, and three in the Northeast.

Integrate marketing and selling efforts. The Company’s strategy is to integrate and cross-sell the product lines manufactured at, or distributed by its five facilities. The Company has been integrating the marketing and sales efforts of the five divisions, thereby expanding the number and type of products each division can offer to its existing client base.

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

Operations

The Company currently conducts its operations through its five divisions.

RF Connector and Cable Assembly Segment.

The Company’s RF Connector and Cable Assembly segment (“RF Connector segment”) consists of the RF Connector and Cable Assembly division (“RF Connector division”) that is based at the Company’s headquarters in San Diego, California. Although most of the Company’s RF connector and cable products are inventoried and distributed from its San Diego facilities, some of these products also are inventoried and distributed from the Company’s other facilities. The RF Connector division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use wireless voice, data, messaging, and location tracking systems. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements such as the Wi-Fi and broadband wireless markets.

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

Custom Cabling Manufacturing and Assembly Segment.

The Custom Cabling segment currently consists of four wholly-owned subsidiaries – three located in the Northeastern U.S and one located in Southern California. Until its sale on October 31, 2018, Comnet Telecom was part of the Custom Cabling segment. C Enterprises, Inc., which the Company acquired in March 2019, and Schrofftech, which was acquired in November 2019, are now part of the Custom Cabling Manufacturing and Assembly segment. Certain of the products manufactured and sold by these East Coast are similar and can be manufactured at either of the East Coast facilities. The Company’s plan is to integrate certain of the manufacturing and marketing functions of these divisions so as to better address overlapping market opportunities and to more efficiently manufacture, market and ship products to the Company’s customers. The newly acquired Southern California custom cabling manufacturing and assembly facility provides similar products and services to their customers compared to the other East Coast facilities focusing largely on fiber optic and copper cable assemblies. The four subsidiaries that comprise the current Custom Cabling segment consist of the following:

Cables Unlimited, Inc. Cables Unlimited, Inc. ("Cables Unlimited") is a custom cable manufacturer located in Yaphank, New York, that RF Industries, Ltd. acquired in 2011. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the industrial, defense, telecommunications and wireless markets.  The products sold by Cables Unlimited include custom and standard copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment.

Rel-Tech Electronics, Inc. RF Industries, Ltd. acquired Rel-Tech Electronics, Inc. ("Rel-Tech") in June 2015. Rel-Tech’s offices and manufacturing facilities are located in Milford, Connecticut. Founded in 1986, Rel-Tech is a designer and manufacturer of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, and networking and communications cabling.

C Enterprises, Inc. C Enterprises, Inc. ("C Enterprises") is a fiber optic and copper cable manufacturer located in Vista, California. This subsidiary acquired the business and assets of C Enterprises, L.P. on March 15, 2019. C Enterprises is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. C Enterprises designs, develops and manufactures connectivity solutions to telecommunications and data communications distributors.

Schroff Technologies International, Inc. RF Industries, Ltd acquired Schroff Technologies (“Schrofftech”) in November 2019. Schrofftech is a Rhode Island-based manufacturer and marketer of  intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation.

Product Description

The Company produces a broad range of interconnect products and assemblies and other products used in the telecommunications and a broad range of other industries. The products that are offered and sold by the Company consist of the following:

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

The Company markets and manufactures cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coaxial cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with the Company’s connectors or other brands of connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including low PIM, Wi-Fi and wireless local area networks, wide area networks, internet systems, cellular systems including 2.5G, 3G, 4G, 5G, LTE, DAS and Small Cell installations, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off–The-Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

The Company carries thousands of separate types of connectors, most of which are available in standard sizes and configurations and that are also offered by other companies. However, the Company also has some proprietary products, including the CompPro product line, its OptiFlex cables, and Schrofftech telecom shelter cooling and control system products. CompPro is a patented compression technology that offers advantages for a water-tight, ruggedized connection, providing easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. OptiFlex is a hybrid fiber optic and DC power cabling solution that the Company designed and manufactures, and the Schrofftech products are energy efficient cooling/temperature control and filtration systems for use in telecom shelters, outdoor enclosures and battery/power rooms.

Fiber Optic Products

The Company’s Cables Unlimited division is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. Through its Cables Unlimited division, the Company offers a broad range of interconnect products and systems that have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. Cables Unlimited also manufactures OptiFlex, a custom designed hybrid fiber optic and DC power cabling solution manufactured for wireless service providers engaged in upgrading their cell towers. The custom hybrid cable is significantly lighter and possesses greater flexibility than cables previously used for wireless service.

C Enterprises is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. C Enterprises designs, develops and manufactures connectivity solutions to telecommunications and data communications distributors.

Other Cabling Products

The Company also designs, manufactures and sells cable assemblies and wiring harnesses for industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, networking and communications cabling. DIN and Mini DIN connector assemblies include power cord, coaxial, Mil-spec and testing.

Telecommunications Thermal Control Systems and Shrouds

Since its acquisition of Schrofftech in November 2019, the Company now also manufactures and sells intelligent thermal control systems for outdoor telecommunications equipment. The thermal control systems, which can be controlled offsite using networked software at the telecommunication company’s own data center, maintain the interior temperature of telecommunications equipment. Schrofftech has also introduced shrouds for small cell deployments that reduce installation time and improve aesthetics by eliminating the exterior cabling used with current configurations.

Foreign Sales

Net sales to foreign customers accounted for $960,000 (or approximately 2%) of the Company’s net sales, and $662,000 (or approximately 1%) of the Company’s net sales for the fiscal years ended October 31, 2019 and 2018, respectively. The majority of the export sales during these periods were to Canada and Mexico.

The Company does not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

The Company currently sells its products through independent warehousing distributors and through its in-house marketing and sales team. Sales through independent distributors accounted for approximately 45% of the net sales of the Company for the fiscal year ended October 31, 2019. The Company’s agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

The Company contracts with outside third parties for the manufacture of a significant portion of its coaxial connectors. However, virtually all of the RF cable assemblies sold by the Company during the fiscal year ended October 31, 2019 were assembled at the International Organization for Standardization (ISO) approved factory in San Diego, California. The Company procures its raw cable from manufacturers with ISO approved factories in the United States, China and Taiwan. The Company primarily relies on fourteen manufacturers for its coaxial connectors, tools and other passive components and several plants for raw cable. Although the Company does not have manufacturing agreements with these manufacturers for its connectors and cable products, the Company does have long-term purchasing relationships with these manufacturers. There are certain risks associated with the Company’s dependence on third-party manufacturers for some of its products. See “Risk Factors” below. The Company has in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

The Company manufactures custom cable assemblies, adapters and electromechanical wiring harnesses and other products through Cables Unlimited, Inc. at its Yaphank, New York manufacturing facility. The Yaphank facility is an ISO approved factory. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty.

The Milford, Connecticut facility of Rel-Tech Electronics, Inc. is an ISO approved manufacturing facility that is primarily used to manufacture cable assemblies, electromechanical assemblies, wiring harnesses and other similar products.

The Vista, California facility operated by C Enterprises, Inc. is an ISO approved manufacturing facility that is primarily used to manufacture fiber optic and copper cable assemblies that are backed by Corning Cable Systems’ extended warranty.

The products sold by Schrofftech are designed and manufactured at that company’s ISO approved manufacturing facility in North Kingstown, Rhode Island. Schrofftech’s products are manufactured and tested in accordance with the ETL Listing standards.

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The RF Connector division purchases most of its connector products from contract manufacturers located in Asia and the United States. The Company believes that the raw materials used in its products are readily available and that the Company is not currently dependent on any supplier for its raw materials. The Company does not currently have any long-term purchase or supply agreements with its connector suppliers. The Custom Cabling divisions obtain coaxial connectors from the RF Connector division. The Company believes there are numerous domestic and international suppliers of other coaxial connectors that the Company may need for any of its cabling products.

The Cables Unlimited, Rel-Tech Electronics, C Enterprises, and Schrofftech divisions purchase largely all of the raw materials used in their products from sources located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States; however, Cables Unlimited purchases most of its fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited in its products are readily available and that Cables Unlimited is not currently dependent on any supplier for its raw materials except where Corning Extended Warranty certification is required. Neither Cables Unlimited nor Rel-Tech Electronics currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Employees

As of October 31, 2019, the Company employed 281 full-time employees, of whom 51 were in accounting, administration, sales and management, 224 were in manufacturing, distribution and assembly, and 6 were engineers engaged in design, engineering and research and development. The employees were based at the Company’s facilities in San Diego, California (78 employees), Yaphank, New York (76 employees), Milford, Connecticut (51 employees), and Vista, California (76 employees). RF Industries purchased Schrofftech in November 2019. As of the date of this Annual Report, Schrofftech had 12 full-time employees, of whom six were in administration and the rest were in engineering and manufacturing. The Company also occasionally hires part-time employees.

The Company believes that it has a good relationship with its employees. The Cables Unlimited division employs five cable installers who are currently represented by a union. Other than the foregoing installers that belong to a union, none of the Company’s other employees are unionized.

Patents, Trademarks and Licenses

The Company owns ten U.S. patents related to CompPro Product Line that it acquired in May 2015. The CompPro Product Line utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. The CompPro Product Line is used by wireless network operators, installers and distributors in North America and other parts of the world.

The Company’s Schrofftech subsidiary owns three issued patents (two are owned jointly) on its proprietary telecom shelter cooling and control system technology and its equipment room ventilation controls. Schrofftech has also filed five pending patent applications related to ventilation and control equipment and controls.

The trademarks the Company owns includes the “CompPro” registered trademark associated with the compression cable product line and the “OptiFlex™” as a trademark for its hybrid cable wireless tower cable solution. The Company and each of its subsidiaries also use various trademarks (and associated logos and trade names) in their operations, although none of these trademarks have been registered.

Because the RF Connectors division carries thousands of separate types of connectors and other products, most of which are available in standard sizes and configurations and are also offered by the Company’s competitors, the Company does not believe that its cables and connector business or competitive position is dependent on patent protection.

Under its agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are permitted to advertise that they are Corning Cables System CAH Connections SM Gold Program members.

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

Under its agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations, some of which have greater assets and financial resources than the Company, to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, performance and customer service. In addition, rapid technological changes occurring in the communications industry could also lead to the entry of new competitors of all sizes against whom we may not be able to successfully compete.  There can be no assurance that the Company will be able to compete successfully against existing or new competition, and the inability to do so may result in price reductions, reduced margins, or loss of market share, any of which could have an adverse effect on the Company’s business, financial condition and results of operations

Government Regulations

The Company’s products are designed to meet all known existing or proposed governmental regulations. Management believes that the Company currently meets existing standards for approvals by government regulatory agencies for its principal products.

The Company’s products are Restriction on Hazardous Substances (“RoHS”) compliant.

Investor Information.

The Company’s principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. The Company was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and its four wholly-owned subsidiaries, Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., and Schroff Technologies International, Inc.

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

If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of their investment in the Company’s common stock.

The Company Is Heavily Dependent Upon Wireless And Broadband Communications Providers.

Most of the Company’s revenues and profitability were generated from products that the Company sells, directly or through its distributors, to the wireless and broadband communications industries. In addition, the Company also sells connectors, cables and other products to companies that incorporate these products into their own wireless and broadband communications products. As a result, the Company’s business is heavily dependent upon the wireless and broadband markets.  Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their telecommunication systems. The amount of this capital spending and, therefore, the Company’s sales and profitability, will be affected by a variety of factors, including general economic conditions, consolidation within the telecommunications industry and the financial condition of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease. A significant decline in capital expenditures by wireless and broadband communications companies could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Recent Increases In Revenues and Profits Are Due In Large Part To Accelerated Spending Related to Upgrades of the U.S. Wireless Infrastructure and Networks, And Any Decline In This Activity or the Related Capital Expenditures Could Have A Material Negative Affect On The Company’s Operations And Financial Condition.

A major portion of the Company’s recent growth in both revenues and profitability is due to increased sales by the Company of products, particularly custom made products manufactured by the Company’s Custom Cabling segment, used to build out and/or upgrade the U.S. wireless infrastructure and related networks. The upgrades to the infrastructure are to both support existing 4G networks, as well as to lay the groundwork for mobile 5G networks. The Company’s products used to build out and upgrade cell tower networks include certain types of custom cabling, fiber optic cable, copper cabling, and hybrid fiber and power cables. Most of the Company’s recent sales of cell tower upgrade products were made, directly or through the Company’s distributors, to a small number of end users. The Company’s revenues and profits could abruptly and materially decrease if any of the Company’s primary end user customers slow down or decrease their purchases of the Company’s products. No assurance can be given that the Company will continue to benefit from the recent increase in wireless network improvements by U.S. wireless carriers.

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

As part of its plan to operate businesses that are profitable and that reflect the changing market, the Company from time to time sells unprofitable divisions and purchases new businesses. Such recent transactions include the disposition of its Comnet Telecom subsidiary on October 31, 2018, and the purchase of its new C Enterprises and Schrofftech subsidiaries in 2019. In addition, the Company has previously disclosed that, as part of its growth strategy, the Company intends to make additional acquisitions of businesses in the future. While the Company believes that restructuring its operations and acquiring other businesses will benefit the Company in the longer term, these dispositions and acquisitions have in the short term caused the Company to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of its new subsidiaries, upgrading its information systems, and the cost of managing various divisions in separate locations and states. The Company may in the future make additional acquisitions. Accordingly, the Company will be subject to numerous risks associated with the acquisition of additional businesses, including:

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

An Impairment In The Carrying Value Of Goodwill, Trade Names And Other Long-Lived Assets Could Negatively Affect The Company’s Consolidated Results Of Operations And Net Worth.

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of fair value based on the estimated present value of future discounted cash flows. The Company could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment upon unexpected significant declines in operating results, the divestiture of a significant component of the Company’s business or other factors.

No assurance can be given that events or circumstances will not change regarding the carrying value of goodwill of the Cables Unlimited, Rel-Tech, C-Enterprises and Schrofftech subsidiaries or the CompPro product line. Should the Company in the future determine that the carrying value of the goodwill associated with some or all of these assets no longer is recoverable, the Company will have to record additional impairment losses. In the event that the Company has to record material impairment charges on the Cables Unlimited, Rel-Tech, C-Enterprises or Schrofftech subsidiaries or the CompPro product line, such future charges could materially reduce future earnings, which would negatively affect the Company’s stock price.

Changes In Technology May Reduce The Demand For Some Of The Company’s Products.

The wireless and telecommunications industry is rapidly changing. Changes in the product demands by telecommunications and other infrastructure companies may make certain of the Company’s current products obsolete. Accordingly, the Company must timely react to technological developments and provide new products to meet the shifting demands of its customers. The Company’s failure to successfully introduce new or enhanced products on a timely and cost-competitive basis could have a material adverse effect on the Company’s results of operations and financial condition.

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

While The Company Has In The Past Paid Dividends, No Assurance Can Be Given That The Company Will Declare Or Pay Cash Dividends In The Future.

During fiscal 2019, the Company made four dividends distributions to its stockholders (for a total of $0.08 per share). Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. If the Company does not pay a cash dividend, the Company’s stockholders will not realize a return on their investment in the Common Stock except to the extent of any appreciation in the value of the Common Stock.

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

A Material Portion Of The Company’s Sales Is Dependent Upon A Few Principal Customers, The Loss Of Whom Could Materially Negatively Affect The Company’s Total Sales.

Two customers, a distributor and a wireless carrier, accounted for approximately 19% and 23% of the Company’s net sales, respectively, for the fiscal year ended October 31, 2019. One distributor accounted for approximately 62% of the Company’s net sales for the year ended October 31, 2018. The wireless carrier’s accounts receivable balance accounted for approximately 56% of the total net accounts receivable balance at October 31, 2019. The distributor’s accounts receivable balance accounted for approximately 48% of the total net accounts receivable balance at October 31, 2018.

None of these customers have entered into long-term written agreements with the Company, nor do they have any minimum purchase obligations. Accordingly, these customers could stop buying the Company’s products at any time and for any reason. Also, a significant portion of the Company’s recently increased sales have been sold indirectly to a few end users for use in upgrading and building out the wireless network infrastructure. A reduction, delay or cancellation of orders from these customers or the loss of the distributor or the primary end user customers of the Company’s wireless product could significantly reduce the Company’s future revenues and profits. The Company cannot provide assurance that its existing distributors or primary customers will continue to purchase at the current or historical levels or that the Company will be able to obtain orders from new customers.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 2% and 1% of the net sales of the Company during the years ended October 31, 2019 and 2018, respectively. International revenues are subject to a number of risks, including:

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

The Company’s future success depends largely upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to identify, attract, retain and motivate them. However, other than the employment agreement the entered into with Mr. Dawson, the Company’s Chief Executive Officer, the Company currently does not have any other written employment agreements with its executive officers and managers. The market for employees in the Company’s industry is extremely competitive and the cost for new employees may exceed the cost of existing employees. The loss of key management and technical personnel, could have an adverse effect on our business, financial position and results of operations.

The Company Has Few Patent Rights In The Technology Employed In Its Products, Which May Limit the Company’s Ability To Compete.

Other than the patents that the Company owns related to its CompPro proprietary product line and its Schrofftech telecom shelter cooling products and control systems, the Company does not hold any other United States or foreign patents. The Company does not seek to protect its rights in the technology that it develops or that the Company’s third-party contract manufacturers develop by means of the patent laws, although it does protect some aspects of its proprietary products and technologies by means of copyright and trade secret laws. Accordingly, competitors can and do sell many of the same products as the Company, and the Company cannot prevent or restrict such competition.

Volatility of Trading Prices Of The Company’s Stock Could Result In A Loss On An Investment In The Company’s Stock.

The market price of the Company’s common stock has varied greatly, and the trading volume of the Company’s common stock has fluctuated greatly as well. These fluctuations often occur independently of the Company’s performance or any announcements by the Company. Factors that may result in such fluctuations include:

•	any shortfall in revenues or net income from revenues or net income expected by securities analysts, or a net loss in the Company’s quarterly or annual operations;

•	fluctuations in the Company’s financial results or the results of other communications-related companies, including those of the Company’s direct competitors;

•	general conditions in the connector and communications industries;

•	changes in the Company’s revenue growth rates or the growth rates of the Company’s competitors;

•	sales of large blocks of the Company’s common stock; and

•	conditions in the financial markets in general.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Any assessment by management that there are weaknesses in the Company’s internal control over financial reporting may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in the internal controls over financial reporting (including those weaknesses identified in periodic reports), or disclosure of management’s assessment of the internal controls over financial reporting may have an adverse impact on the price of the Company’s common stock.

As of October 31, 2019 and 2018, the Company determined that its internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

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

The Company currently leases its corporate headquarters and RF connector and cable assembly manufacturing facilities at 7610 Miramar Road, San Diego, California. At that location, the Company leases three buildings, with a total of approximately 21,908 square feet of office, warehouse and manufacturing space, that house the Company’s corporate administration, sales and marketing, and engineering departments. The buildings also are used for production and warehousing by the Company’s RF Connector division. The term of the lease expires on July 31, 2022, and the rental payments under the lease currently are $26,176 per month. The San Diego lease also requires the payment of the Company’s pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

(i)	The Cables Unlimited division leases its 12,000 square foot manufacturing facility in Yaphank, New York, from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs and costs of insurance for Cables Unlimited’s business operations and equipment. The current lease expires on June 30, 2021.

(ii)	The Rel-Tech Electronic division leases an approximately 13,750 square foot facility in Milford, Connecticut. The old lease expired in August 2019. On September 1, 2019, Rel-Tech extended its lease term for an additional two years to August 31, 2021, with escalating rent payments over the two years. The net monthly rent payments currently are $8,969 per month.

(iii)	On November 1, 2018, the Cables Unlimited division entered into a lease agreement with 100 Bellport Avenue, LLC for approximately 7,500 square feet located in Yaphank, New York with a monthly rent expense of $5,625. On February 1, 2019, Cables Unlimited entered into an amendment to this lease to expand the leased space by an additional 5,000 square feet and increase the monthly rent expense by $3,750, resulting in a total rent expense of $9,375 per month. The lease expired on October 31, 2019 and was converted to a month-to-month lease at the same monthly rental amount.

(iv)	The recently acquired C Enterprises division leases approximately 24,014 square feet of office, warehouse, and manufacturing space located in Vista, California. The term of the lease expires on June 30, 2023, and the rental payments under the lease currently are $18,491 per month, plus payments of real estate taxes, management fee, property insurance and other operating expenses related to the facilities.

(v)	The Schrofftech facilities, consisting of two buildings for a total of 10,700 square feet, are leased by RF Industries, Ltd. under two leases that expire on January 1, 2020 and April 30, 2020, respectively. Both leases have been renewed for two years and expire January 31, 2022. The aggregate monthly rental payments under the new leases will be $6,525 per month.

The aggregate fiscal 2019 monthly rent for all of the Company’s facilities currently is approximately $76,000 per month, plus in certain circumstances, utilities, maintenance and insurance.

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

Market Information. RF Industries, Ltd.’s common stock is listed on the Nasdaq Global Market and is traded under the “RFIL” trading symbol.

Stockholder. As of October 31, 2019, there were 271 holders of the Company’s Common Stock according to the records of the Company’s transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Repurchase of Securities. The Company did not repurchase any securities during the fiscal year October 31, 2019.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2019.

Dividend Policy. The declaration and amount of any actual cash dividend are in the sole discretion of the Company’s Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. The Company has been paying quarterly dividends for over nine years. The amount of the quarterly dividends may differ from quarter to quarter. During the fiscal years ended October 31, 2019 and 2018, the Company paid an aggregate of $748,000 and $730,000, respectively, of dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2019 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
Equity Compensation Plans Approved by Stockholders (1)	759,088	$4.07	1,405,741

Equity Compensation Plans Not Approved by Stockholders (2)	130,000	$1.07	-
Total	889,088	$3.63	1,405,741

(1)	Consists of options granted under the R.F. Industries, Ltd. 2010 Stock Incentive Plan.

(2)	Consists of options granted to one key employee of the Company.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

On November 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

The Company accounts for uncertain tax positions by determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities upon examination based on the technical merits of the position. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. See Note 9 to the Consolidated Financial Statements included in this Report for more information on the Company’s accounting for uncertain tax positions.

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

OVERVIEW

During the periods covered by this Annual Report, the Company marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of products. The Company aggregates its operating divisions into segments that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. The Company has two reportable segments – the “RF Connector and Cable Assembly” (RF Connector) segment and the “Custom Cabling Manufacturing and Assembly” (Custom Cabling) segment – based upon this evaluation.

In the fiscal years covered by this Annual Report, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of three divisions. The four divisions that met the quantitative thresholds for segment reporting in the fiscal year ended October 31, 2019 were the RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, and C Enterprises subsidiaries. Schrofftech, which the Company acquired in the current fiscal year ending October 31, 2020, is now part of the Custom Cabling segment.

For the year ended October 31, 2019, most of the Company’s revenues were generated from the Custom Cabling segment from its sale of fiber optic cable, copper cabling, custom patch cord assemblies and wiring harnesses (which accounted for 75% of the Company’s total sales for the fiscal year ended October 31, 2019). This segment largely benefitted from an increase in demand of the segment’s fiber optic cables used primarily in the build out of wireless carrier 4G and anticipated 5G network deployment. This segment also sells customized cable assemblies and wiring harnesses which are integrated into customers’ products.

Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 25% of the Company’s total sales for the fiscal year ended October 31, 2019. This segment, which historically produces the largest margins of the four production sites, is known for its quick turnaround of high quality customized solutions in the form of cable assemblies.

On October 31, 2018, the Company sold all of the shares of its Comnet subsidiary for a cash purchase price of $4.2 million. The sale of Comnet was consistent with the Company’s business transformation toward a one company culture and operating structure to more efficiently leverage its capabilities across the entire business. Comnet’s business did not match the Company’s go-to-market strategy since it operated with a different sales model and margin profile than the rest of the Company. As a result of the sale, the Company recognized a $0.2 million loss from discontinued operations for the year ended October 31, 2018. Comnet’s results of operations for fiscal 2018 have been excluded from operating results in the financial statements included in this Annual Report.

On March 15, 2019, through C Enterprises, Inc., its newly formed subsidiary, the Company purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. In consideration for the C Enterprises business and assets, the Company paid $600,000 in cash and assumed certain liabilities. The acquisition was determined not to be material and was accounted for in accordance with the acquisition method of accounting, and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values in accordance with ASC 805, Business Combinations. There were no intangible assets identified as part of the acquisition. The results of C Enterprises, Inc.’s operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling segment as well as in the Company’s consolidated statements of operations. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred and categorized in selling and general expenses. For the fiscal year ended October 31, 2019, C Enterprises, Inc. contributed $7.2 million of revenue.

On November 4, 2019, the Company purchased all of the issued and outstanding shares of Schroff Technologies International, Inc. (“Schrofftech”) from DRC Technologies, Inc., an unaffiliated party. Based in Rhode Island, Schrofftech is a Rhode Island based manufacturer and marketer of  intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. The Company paid $4,000,000 in cash at the closing, of which $900,000 was deposited into two separate escrow accounts for a period of one year and two years, respectively, as security for any indemnification claims the Company may have against the seller. In addition to the cash paid at the closing, the Company agreed to pay up to an additional $2,400,000 as an earn-out payment if Schrofftech achieves certain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets during the two-year period following the closing. Since the acquisition of Schrofftech occurred after the end of the two fiscal years covered by this report, the financial results of Schrofftech are not included in the attached consolidated financial statements.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2019 and 2018 (in thousands, except percentages):

	2019		2018
	Amount	% Total Assets	Amount	% Total Assets
Cash and cash equivalents	$12,540	33.3%	$16,334	50.3%
Current assets	33,660	89.3%	28,530	87.8%
Current liabilities	6,080	16.1%	4,719	14.5%
Working capital	27,580	73.2%	23,811	73.3%
Property and equipment, net	839	2.2%	559	1.7%
Total assets	37,700	100.0%	32,502	100.0%
Stockholders' equity	31,533	83.6%	27,783	85.5%

Liquidity and Capital Resources

Management believes that its existing current assets and the amount of cash it anticipates it will generate from current operations will be sufficient to fund the anticipated liquidity and capital resource needs of the Company for at least twelve months from the date of this filing. Management believes that its existing assets and the cash it expects to generate from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year.

As of October 31, 2019, the Company had a total of $12.5 million of cash and cash equivalents compared to a total of $16.3 million of cash and cash equivalents as of October 31, 2018. As of October 31, 2019, the Company had working capital of $27.6 million and a current ratio of approximately 5.5:1. The Company’s cash and cash equivalents decreased compared to its cash and cash equivalents as of October 31, 2018 due to the timing of its sales and the changes in accounts receivable. During the fourth quarter of the fiscal year ended October 31, 2019, the Company’s sales increased significantly compared to the prior year, which increased the Company’s accounts receivable to $12.2 million as of October 31, 2019, compared to $4.3 million as of October 31, 2018. As of October 31, 2019, the Company had $33.7 million in current assets and $6.1 million in current liabilities.

The Company’s cash and cash equivalents decreased by $4.0 million on November 4, 2019 due to the cash payment the Company made on that day to purchase Schrofftech. The decrease in cash is not expected to have a negative impact on the Company’s liquidity and capital resources in the current fiscal year.

The Company’s backlog as of October 31, 2019 was $6.1 million compared to a backlog of $10.9 million as of the fiscal year ended October 31, 2018. Since purchase orders are submitted from customers based on the timing of their requirements, the Company’s ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although the Company has not historically experienced material cancellations of purchase orders.

The Company used cash of $2.7 million in operating activities during the year ended October 31, 2019 due largely to an increase in accounts receivable ($6.6 million) as a result of extending terms for one of its major customer. Other activities that contributed to the increased use of cash was increased inventory purchases ($0.7 million) due to increased sales, increased capital expenditures ($0.5 million) from the expansion of its manufacturing facilities and the purchase of additional manufacturing equipment, the purchase of C Enterprises ($0.5 million), and dividends paid ($0.7 million) to our shareholders. Partially offsetting these decreases were increases resulting from net income of $3.5 million, in addition to noncash credits of $0.6 million from depreciation and amortization and $0.3 million from stock-based compensation expense.

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

As of October 31, 2019, the Company had no outstanding indebtedness for borrowed funds. In November 2019 the Company obtained a $5 million revolving line of credit from Bank of America, N.A. The credit facility is secured by all of the assets of RF Industries, Ltd., including by a pledge of the shares of the Company’s four subsidiaries and by guaranties executed by those subsidiaries. The credit facility bears interest per year at a rate equal to the LIBOR Daily Floating Rate plus 2.00%. As of the date of this Annual Report, no advances have been made to the Company under the credit facility.

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

The Company is currently evaluating the financial impact of the import tariffs that were recently enacted by the U.S. and certain foreign countries. While the Company does not believe that the direct financial impact on the Company of the enacted tariffs has been material, there is uncertainty related to potential costs resulting from the tariffs and the disruption related to the trade dispute between the U.S. and certain other countries, and there may be an indirect impact in the form of increased material costs from suppliers that cannot be accurately measured.

Results of Operations

The following summarizes the key components of the consolidated results of operations for the fiscal years ended October 31, 2019 and 2018 (in thousands, except percentages) of the Company, excluding Comnet. On October 31, 2018, the Company sold its Comnet subsidiary. Except as stated, all information regarding the Company’s results of operations in the fiscal year ended October 31, 2018 exclude the operations of Comnet. As a result of the sale of the Comnet division, Comnet is included in the Company’s results from operations as loss from discontinued operations.

	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$55,325	100.0%	$50,196	100.0%
Cost of sales	39,688	71.7%	33,096	65.9%
Gross profit	15,637	28.3%	17,100	34.1%
Engineering expenses	1,468	2.7%	1,480	2.9%
Selling and general expenses	9,710	17.6%	8,173	16.3%
Operating income	4,459	8.1%	7,447	14.8%
Other income	98	0.2%	47	0.1%
Income from continuing operations before provision for income taxes	4,557	8.2%	7,494	14.9%
Provision for income taxes	1,036	1.9%	1,468	2.9%
Income from continuing operations	3,521	6.4%	6,026	12.0%
Loss from discontinued operations, net of tax	-	0.0%	(180)	-0.4%
Consolidated net income	3,521	6.4%	5,846	11.6%

Net sales for the year ended October 31, 2019 ( “fiscal 2019”) increased by $5.1 million (or 10%) to $55.3 million, as compared to net sales of $50.2 million for the year ended October 31, 2018 (“fiscal 2018”). Net sales for fiscal 2019 at the RF Connector segment increased by $1.9 million, or 16%, to $13.7 million as compared to $11.8 million for fiscal 2018 as business from the Company’s distribution channel increased. The Company’s Custom Cabling segment generated $41.6 million of net sales for fiscal 2019, an increase of $3.3 million or 9% when compared to $38.4 million for fiscal 2018 as a result of $7.2 million of sales contributed from the C Enterprises division. This increase was partially offset by a sales decline in the wireless market due to the inclusion of the largest series of orders in the Company’s history in the fiscal 2018 second quarter. C Enterprises was acquired in March 2019 and, therefore, no revenues from this subsidiary were recorded in fiscal 2018.

The Company’s gross profit for fiscal 2019 declined $1.5 million when compared to fiscal 2018 due largely to the decrease in sales described above while also facing pricing pressure from some of its customers. In addition, gross margins at C Enterprises are lower than the blended margins at the majority of the other Custom Cabling subsidiaries, and substantially lower than the margins at the RF Connector segment, which contributed to the reduction of the Company’s gross margins. Accordingly, gross margins as a percentage of sales of 28% declined compared to 34% for fiscal 2018. Furthermore, the cost of labor increased as the Company paid more to reward and retain its production workforce and, in some cases, to meet increased state mandated minimum wage requirements.

Engineering expenses for fiscal 2019 were consistent with the engineering expenses for fiscal 2018. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $1.5 million during fiscal 2019 to $9.7 million (17.6% of sales) from $8.2 million (16.3% of sales) in the prior fiscal year. The increase in selling and general expenses in 2019 was primarily due to the addition of the selling and general expenses of the newly acquired C Enterprises division ($1.4 million), which expenses did not exist in fiscal 2018.

For fiscal 2019, the Company’s operating income of $4.5 million decreased $2.9 million compared to operating income of $7.4 million in the prior fiscal year. The decrease in operating and net income is the result of smaller gross margins and higher selling and general expenses.

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

The provision for income taxes from continuing operations was $1.0 million for an effective tax rate of 22.7% and $1.5 million for an effective tax rate of 19.6% for fiscal 2019 and 2018, respectively. The increase in the effective income tax rate from year to year is primarily driven by the elimination of the benefit from the domestic production activities deduction, the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act, during fiscal 2018, and the impact of share-based compensation excess tax benefits recognized which vary from year-to-year depending on the Company’s share price in each period. The Company recorded income from discontinued operations, net of tax, for fiscal 2018 as disclosed in Note 3.

Loss from discontinued operations, net of tax, during fiscal 2018 was $180,000, resulting from the sale of the Comnet subsidiary on October 31, 2018. For fiscal 2018, the Company recognized pretax loss of $221,000 from Comnet’s operations.

Net income and fully diluted earnings per share for fiscal 2019 were $3.5 million and $0.36 per share, respectively, as compared to $5.8 million or $0.61 per share for the prior year.

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

The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-19 and filed as part of this Annual Report:

•	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2019 and 2018

•	Consolidated Statements of Operations for the years ended October 31, 2019 and 2018

•	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2019 and 2018

•	Consolidated Statements of Cash Flows for the years ended October 31, 2019 and 2018

•	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of October 31, 2019.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2019.

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

Changes in Internal Controls

Other than as described below, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended October 31, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

As described throughout this Annual Report, during the year ended October 31, 2019 we acquired C Enterprises, which is now a wholly owned subsidiary of RF Industries. While our financial statements for the year ended October 31, 2019 include the results of C Enterprises from the March 15, 2019 date through October 31, 2019, as permitted by the rules and regulations of the SEC, our management's assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for C Enterprises. Further, our management's conclusion regarding the effectiveness of our internal control over financial reporting as of October 31, 2019 does not extend to the internal control over financial reporting for C Enterprises.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

We are currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the Company is fully integrated, we will maintain the operational integrity of each company's internal control over financial reporting. C Enterprises constituted $1.0 million of total assets as of October 31, 2019 and $7.2 million of revenues for the year then ended.

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

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of October 31, 2019. Other than Howard Hill, our former Chief Executive Officer, and Robert Dawson, our current President and Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Joseph Benoit	65	2013
Marvin H. Fink	83	2001
Howard F. Hill	79	1979
Gerald Garland	69	2017
Robert Dawson	45	2018
Sheryl Cefali	57	2019

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

Sheryl Cefali is a Managing Director at Duff & Phelps and heads their Los Angeles office. In addition, Ms. Cefali is a member of Duff & Phelps’ Fairness & Solvency Opinion Senior Review Committee. Prior to joining Duff & Phelps in 1990, Ms. Cefali was a Vice President with Houlihan Lokey. Ms. Cefali received her MBA with a concentration in finance from the University of Southern California and her Bachelor’s degree from University of California at Santa Barbara. Ms. Cefali holds FINRA Series 7 and 63 licenses and is a Director on the board of the Women’s Leadership Council.

The Company believes that Messrs. Benoit, Fink, Hill, Garland, and Dawson and Ms. Cefali have the following qualifications as members of the Board of Directors:

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

Howard Hill: Mr. Hill is a founder of the Company, has guided the Company’s development for 40 years, and has over 60 years of experience in the electronics industry.

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

Robert Dawson: Mr. Dawson has significant leadership experience in sales, marketing, and product management and strategy for a leading publicly traded distributor of wireless products and services. Mr. Dawson also served as President and CEO of an information technology consulting and project management company and was a co-founder of a successful telecom and wireless technology training and consulting firm that he led for seven years of growth until it was acquired.

Sheryl Cefali: Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. Ms. Cefali is currently a Managing Director at Duff & Phelps, is the head of that firm’s Los Angeles office, and is a member of that firm’s Fairness and Solvency Opinion Senior Review Committee. Prior to joining Duff & Phelps in 1990, she was a Vice President with Houlihan Lokey.

Management

Robert Dawson, 45, has been the Company’s current President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

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

Board of Director Meetings

During the fiscal year ended October 31, 2019, the Board of Directors held eight meetings. During the fiscal year ended October 31, 2019, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which they served.

Board Committees

During fiscal 2019, the Board of Directors maintained three committees: the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee. William Reynolds was a member of all three of the Board of Directors’ committees until his retirement in September 2019. Mr. Reynolds was an “independent director” as defined under the NASDAQ Stock Market’s listing standards, and an independent committee member.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints. During fiscal 2019, the Audit Committee was composed of Mr. Reynolds (Chairman), Mr. Benoit and Mr. Garland. Following Mr. Reynolds’ retirement, Mr. Garland was appointed as the Chairman of the Audit Committee, and Ms. Cefali was added as a new member of the Audit Committee. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the current members of the Audit Committee has significant knowledge of financial matters, and Mr. Garland is an “audit committee financial expert.” The Audit Committee met five times during fiscal 2019. The Audit Committee operates under a formal charter, which is posted on the Company’s website.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Fink, Mr. Garland, and Mr. Benoit, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. The Compensation Committee held three formal meetings during fiscal 2019, which was attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Mr. Mr. Benoit (Chairman), Mr. Fink, Ms. Cefali, and Mr. Garland, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held three meetings during fiscal 2019, which was attended by all committee members.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended October 31, 2019, all Section 16(a) reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on October 31, 2019 and who earned over $100,000 during the fiscal year ended October 31, 2019, and (iii) for any executive officer who earned over $100,000 during the October 31, 2019 fiscal year but was no longer employed with the Company on October 31, 2019 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). Except for the persons listed below, no other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2019.

Summary Compensation Table

								Nonqualified
						Non-Equity		Deferred
				Stock	Option	Incentive Plan		Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation		Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)	($)		($)
Robert D. Dawson
President and Chief Executive Officer and Director (1)	2019	327,000	-	-	-	-	(6)	-	34,946	(3)	361,946
	2018	259,423	-	-	-	200,000	(2)	-	36,448	(3)	495,871
Mark Turfler
SVP, Chief Financial Officer	2019	187,000	-	-	-	-	(6)	-	6,862	(5)	193,862
	2018	170,000	-	-	-	123,050	(4)	-	20,197	(5)	313,247

(1)       Mr. Dawson joined the Company as President as of July 17, 2017 at an annual salary of $250,000. Effective July 17, 2018, Mr. Dawson’s annual salary was increased to $275,000. As of January 2, 2019, Mr. Dawson’s salary was increased to $300,000. Upon his two-year anniversary on July 17, 2019, Mr. Dawson’s salary was increased to $400,000.

(2)       For the fiscal year ended October 31, 2018, the Company adopted corporate goals for the determination of cash bonuses to be paid to Robert Dawson, the Company’s Chief Executive Officer.  The target bonus payable to Mr. Dawson was 50% of his 2018 base salary ($250,000) up to 133% based on the achievement by the Company of certain EPS targets and the Company’s subjective determination of his performance for the fiscal year ended October 31, 2018.  The Company did achieve its maximum EPS targets, and the Board of Directors awarded Mr. Dawson a cash bonus of $200,000.

(3)       As part of his employment agreement, the Company agreed to reimburse Mr. Dawson up to $75,000 for relocation expenses, of which Mr. Dawson was paid $52,397 in the fiscal year ended October 31, 2017 and $22,603 of which was paid in the fiscal year ended October 31, 2018. Mr. Dawson’s other compensation for the fiscal 2019 and 2018 year also includes $34,946 and $13,845, respectively, of accrued vacation.

(4)       For the fiscal year ended October 31, 2018, the Company adopted corporate goals for the determination of cash bonuses to be paid to Mark Turfler, the Company’s Chief Financial Officer.  The target bonus payable to Mr. Turfler was 50% of his 2018 base salary ($170,000) up to 133% based on the achievement by the Company of certain EPS targets and the Company’s subjective determination of his performance for the fiscal year ended October 31, 2018.  The Company did achieve its maximum EPS targets, and the Board of Directors awarded Mr. Turfler a cash bonus of $123,050.

(5)       Mr. Turfler’s other compensation for the fiscal 2019 and 2018 year consisted of $6,862 and $20,197, respectively, of accrued vacation.

(6)       For the fiscal year ended October 31, 2019, the Company adopted corporate goals for the determination of cash bonuses to be paid to Robert Dawson and Mark Turfler. The target bonuses payable to each of these Named Executive Officers for the fiscal year ended October 31, 2019 has not yet been determined.

2019 Option Grants

No options were granted to the Named Executive Officers during the year ended October 31, 2019.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2019 by each of our Named Executive Officers were issued under our 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2019:

Outstanding Equity Awards As Of October 31, 2019

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Mark Turfler	60,000		40,000	(1)	5.88	04/11/24
Robert D. Dawson			70,000	(2)	1.90	07/17/27

(1)	Vests as to 10,000 shares annually following grant on April 11, 2014.
(2)	Vests as to 10,000 shares annually following grant on July 17, 2017.

During the fiscal year ended October 31, 2019, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements; Incentive Plan; Change of Control Arrangements

Employment Agreements

On June 16, 2017, RF Industries, Ltd. entered into an employment letter agreement with Robert D. Dawson, under which Mr. Dawson has served as the Company’s President and Chief Executive Officer since July 17, 2017. Under that agreement, the Company agreed to pay Mr. Dawson an annual base salary of $250,000. Mr. Dawson’s salary was increased to $275,000 upon his one year anniversary, July 17, 2018. As of January 2, 2019, Mr. Dawson’s salary was increased to $300,000. Upon his two-year anniversary on July 17, 2019, On July 17, 2019, RF Industries, Ltd. entered into a new employment letter agreement (the “2019 Agreement”) with Mr. Dawson. The term of the Agreement is for the two year period ending July 17, 2021. Under the 2019 Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $400,000. Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary (the “Annual Bonus”). The actual bonus paid may be higher or lower than the Annual Bonus based on the over- or under-achievement of Company and individual objectives as determined by the Company’s Board of Directors or its Compensation Committee. Upon a Change of Control Transaction (as defined in the 2019 Agreement), all of Mr. Dawson’s time based stock options shall immediately vest, whether or not his employment is terminated. If at the time of a Change of Control Transaction Mr. Dawson’s employment is terminated by the Company for any reason other than Cause (as defined), Mr. Dawson will be entitled to receive a change of control cash payment in an amount equal to 12 months of his salary. Mr. Dawson earned a $200,000 cash bonus for fiscal year 2018, but his cash bonus for fiscal year 2019 has not yet been determined.

In addition, on July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock. The award has an exercise price of $1.90 vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. Mr. Dawson is also eligible to participate in the employee benefit plans and programs generally available to the Company’s senior executives, subject to the terms and conditions of such plans and programs.

Mark Turfler, the Company’s Chief Financial Officer, is currently employed on an at-will basis pursuant to an unwritten employment agreement.  Mr. Turfler’s current annual base salary is $187,000, and he is entitled to participate in the Company’s pension, retirement, disability, insurance, medical service, or other employee benefit plan that are generally available to all employees of the Company.

Incentive Plan

Both Mr. Dawson and Mr. Turfler are eligible to participate in the Company’s cash and equity incentive bonus plan adopted by the Board of Directors for the 2019 fiscal year (the “Incentive Plan”). Under the Incentive Plan, cash and equity bonuses, if any, will be paid to qualified participating officers of the Company and its subsidiaries, including Messrs. Dawson and Turfler, based upon (i) the achievement of specified corporate goals and (ii) a review of the subjective personal performance and contribution of each of the officers. The subjective performance of each officer will be evaluated and determined, in its sole discretion, by the Compensation Committee of the Board after consultation with the Company’s Chief Executive Officer. The corporate goals will apply to all participating officers.

The maximum target bonus payable under the Incentive Plan to participating officers if 100% of the goals are achieved will range from 15% of the recipient’s annual salary to 50% of the recipient’s 2019 base salary for the senior executive officers, including Mr. Dawson and Mr. Turfler. However, the maximum cash bonus payable to all participating officers, including the Chief Executive Officer, may be increased to 75% of the 2019 base salaries of the officers if the Company achieves 150% of its performance targets. Cash bonuses and equity compensation (in the form of either stock options or restricted stock) will be based on the Company’s earnings per share (before payment of bonuses) (“EPS”) for the fiscal year ending October 31, 2019. The maximum bonus payable to each participating officer is subject to reduction based upon the overall performance of such participating officer (performance criteria include the development and execution of strategic plans, the operations of that officer’s business unit, the exercise of leadership by the officer, the support and development of management and other employees, and the contribution of such officer to the improvement in the Company’s overall business activities and profitability). The Board and Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the incentive plan targets to reflect significant change in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2019 bonuses will be paid within 75 days after the end to the fiscal year to participating officers who are employed with the Company on the date of payment. As of the date of this Annual Report, the Board and the Compensation Committee have not determined the amount of bonuses payable to the various participants of the Incentive Plan.

The Company anticipates that it will establish a fiscal October 31, 2020 incentive compensation plan for its officers and division managers, including the Named Executive Officers, early in January 2020.

Change of Control Arrangements

The outstanding stock options currently owned by the Company’s principal officers (including Messrs. Dawson and Turfler) and division managers provide that, immediately prior to a change of control (as defined in the 2010 Stock Option Plan), all unvested stock options will become fully vested and exercisable. In addition, the shares of restricted stock granted to the non-executive director for his/her services to be rendered during the current year shall also become fully vested upon a change of control event.

The Company has no other change of control payment agreements that are currently in effect other than the provision in Mr. Dawson’s employment agreement described above.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For the year ended October 31, 2019, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $50,000, which amount was paid one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock.

For the year ending October 31, 2019, each non-employee director received an annual compensation package of $50,000, payable one-half in cash, and one-half through the grant of stock options to purchase shares of the Company’s common stock. Effective November 1, 2018, the Chairman of the Board of Directors and the Chairman of each committee of the Board of Directors received an annual cash retainer of $15,000, which retainer is payable quarterly.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2019

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards	Awards (1)(2)	Compensation	Total
Joseph Benoit	$40,000	$-	$25,000	$-	$65,000
Marvin H. Fink	$40,000	$-	$25,000	$-	$65,000
Howard F. Hill	$25,000	$-	$25,000	$-	$50,000
William Reynolds (3)	$25,000	$-	$25,000	$-	$50,000
Gerald Garland	$37,500	$-	$25,000	$-	$62,500
Sheryl Cefali (4)	$12,143	$-	$10,000	$-	$22,143

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)	On November 11, 2018, the Company granted 6,600 five-year non-qualified options to purchase shares of the Company’s common stock to each of Marvin Fink (Chairman), William Reynolds, Joseph Benoit, Howard Hill, and Gerald Garland for their services as directors for the fiscal year ended October 31, 2019. The options have an exercise price of $8.07 per share.

(3)	William Reynolds retired from the Board of Directors immediately before the September 9, 2019 annual meeting of stockholders, but was paid for the entire fiscal year ended October 31, 2019.

(4)	Sheryl Cefali was appointed to the Board on June 7, 2019 and, accordingly, only received a pro-rata amount of the annual compensation for fiscal 2019.

For the current fiscal year ending October 31, 2020, the Company has agreed to pay each non-executive director for his/her services as a member of the Board an amount equal to $50,000 per year, payable one-half in cash and one-half in equity. The director’s annual compensation will be payable based on the twelve-month period following the September 2019 annual meeting of stockholders. Accordingly, the compensation has been annualized over a ten-month period end. The number of shares of restricted stock issued to directors was determined by dividing the annualized equity compensation amount by the 20-day average trailing closing price of the Company’s common stock. The shares of restricted stock vest quarterly over the one-year term (subject to accelerated vesting upon the closing of a sale, merger or other acquisition of the Company, as specified in the Company’s equity incentive plan). The Chair of each committee of the Board, and that the Chairman of the Board, each earn an annual fee of $15,000 for such services. In accordance with this compensation arrangement, on November 4, 2019, the Company granted the right to acquire 3,270 shares of restricted stock to each of Mr. Marvin Fink (Chairman), Joseph Benoit, Howard Hill, Gerald Garland, and Ms. Sheryl Cefali for their services as directors for the period ending August 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 13, 2019 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of December 13, 2019, there were 9,614,617 shares of Common Stock issued and outstanding.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned
Howard H. Hill	313,839	(2)	3.3%

Marvin H. Fink	142,803	(3)	1.5%

Joseph Benoit	107,719	(4)	1.1%

Mark Turfler	81,495	(5)	0.9%

Robert D. Dawson	45,000		0.5%

Gerald Garland	76,140	(6)	0.8%

Sheryl Cefali	6,352	(7)	0.1%

All Directors and Officers as a Group (7 Persons)	773,348	(8)	7.9%

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	848,010	(9)	8.9%

Renaissance Technologies LLC
800 Third Avenue
New York, New York 10022(9)	720,602	(10)	7.6%

AIGH Investment Partners, L.P.
6006 Berkeley Avenue
Baltimore, MD 21209	562,500	(11)	5.9%

(1)	Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 86,348 shares that Mr. Hill has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 62,194 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 89,533 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 60,000 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 45,130 shares, which Mr. Garland has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 3,082 shares, which Ms. Cefali has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 478,481 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(9)	Based on records with the Company’s transfer agent and representation from Company representatives.

(10)	Based on a Schedule 13G/A jointly filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on as of February 13, 2019

(11)	Based on a Schedule 13G/A jointly filed with the SEC by AIGH Investment Partners, L.P., AIGH Investment Partners, LLC, and Mr. Orin Hirschman on February 15, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2019 and 2018:

Fee Category	2019	2018
Audit Fees	$290,000	$248,000
Audit-Related Fees	-	-
Total Fees	$290,000	$248,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” The Company did not incur audit-related fees during fiscal 2019 and 2018.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated By-Laws (3)

3.3	Amendment No. 1 to Amended and Restated Bylaws (4)

10.1	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (5)

10.2	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (5)

10.3	Single Tenant Commercial Lease, dated June 15, 2011, between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (7)

10.4	Form of 2010 Stock Incentive Plan (6)

10.5	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (6)

10.6	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (8)

10.7	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders.(9)

10.8	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker.(10)#

10.9	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler.(10)#

10.10	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (10)#

10.11	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date(11)

10.12	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ (11).

10.13	Separation and Release of Claims Agreement, dated October 24, 2016, by and among RF Industries, Ltd. and Johnny Walker.(12)#

10.14	Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (13)

10.15	Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated January 26, 2017 (25)

10.16	Fifth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated June 5, 2017 (14)

10.17	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (14)

10.18	Employment Letter Agreement, dated June 16, 2017, by and between RF Industries, Ltd. and Robert D. Dawson (15)#

10.19	Fifth Amendment To Lease, by and between Icon Kimberly Alvin Property, LLC and Comnet Telecom Supply, Inc., dated June 19, 2017 (16)

10.20	Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (17)

10.21	Form of Indemnification Agreement (18)#

10.22	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 6, 2018 (19)

10.23	Stock Purchase Agreement between RF Industries, Ltd. and RAP Acquisition Inc., dated October 31, 2018 (20)

10.24	2019 Corporate Goals-Cash and Equity Incentive Plan, dated December 7, 2018 (23)#

10.25	Option Agreement Amendment- RF Industries, Ltd. 2010 Stock Incentive Plan (24)#

10.26	Employment Letter Agreement, dated July 17, 2019, by and between RF Industries, Ltd. and Robert D. Dawson (21)

10.27	Stock Purchase Agreement between RF Industries, Ltd., DRC Technologies, Inc. and Stockholders of DRC Technologies, Inc., dated November 4, 2019 (22)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates a management contract or compensatory plan or arrangement.

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

(21)         Previously filed as an exhibit to the Company’s Form 8-K, dated July 18, 2019, which exhibit is hereby incorporated herein by reference.

(22)         Previously filed as an exhibit to the Company’s Form 8-K, dated November 5, 2019, which exhibit is hereby incorporated herein by reference.

(23)         Previously filed as an exhibit to the Company’s Form 8-K, dated December 3, 2018, which exhibit is hereby incorporated herein by reference.

(24)         Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2018, which exhibit is hereby incorporated herein by reference.

(25)         Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2016, which exhibit is hereby incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the Company) as of October 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

December 20, 2019

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2019 AND 2018

(In thousands, except share and per share amounts)

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,540	$16,334
Trade accounts receivable, net of allowance for doubtful accounts of $23 and $88, respectively	12,190	4,255
Inventories	8,245	7,113
Other current assets	685	828
TOTAL CURRENT ASSETS	33,660	28,530

Property and equipment:
Equipment and tooling	3,602	3,210
Furniture and office equipment	998	822
	4,600	4,032
Less accumulated depreciation	3,761	3,473
Total property and equipment	839	559

Goodwill	1,340	1,340
Amortizable intangible assets, net	1,092	1,367
Non-amortizable intangible assets	657	657
Other assets	112	49
TOTAL ASSETS	$37,700	$32,502

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2019 AND 2018

(In thousands, except share and per share amounts)

	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,406	$1,342
Accrued expenses	3,653	3,377
Income taxes payable	21	-
TOTAL CURRENT LIABILITIES	6,080	4,719

Other long-term liabilities	87	-
TOTAL LIABILITIES	6,167	4,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,462,267 and 9,291,201 shares issued and outstanding at October 31, 2019 and October 31, 2018, respectively	95	93
Additional paid-in capital	21,949	20,974
Retained earnings	9,489	6,716
TOTAL STOCKHOLDERS' EQUITY	31,533	27,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,700	$32,502

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2019 AND 2018

(In thousands, except share and per share amounts)

	2019	2018
Net sales	$55,325	$50,196
Cost of sales	39,688	33,096

Gross profit	15,637	17,100

Operating expenses:
Engineering	1,468	1,480
Selling and general	9,710	8,173
Total operating expense	11,178	9,653

Operating income	4,459	7,447

Other income	98	47

Income from continuing operations before provision for income taxes	4,557	7,494
Provision for income taxes	1,036	1,468

Income from continuing operations	3,521	6,026

Loss from discontinued operations, net of tax	-	(180)

Consolidated net income	$3,521	$5,846

Earnings (loss) per share
Basic
Continuing operations	$0.38	$0.66
Discontinued operations	-	(0.02)
Net income per share	$0.38	$0.64

Earnings (loss) per share
Diluted
Continuing operations	$0.36	$0.63
Discontinued operations	-	(0.02)
Net income per share	$0.36	$0.61

Weighted average shares outstanding
Basic	9,358,836	9,105,406
Diluted	9,854,604	9,593,066

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2019 AND 2018

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2017	8,872,246	$89	$19,654	$1,600	$21,343

Exercise of stock options	418,955	4	1,109	-	1,113

Stock-based compensation expense	-	-	211	-	211

Dividends	-	-	-	(730)	(730)

Net Income	-	-	-	5,846	5,846

Balance, October 31, 2018	9,291,201	93	20,974	6,716	27,783

Exercise of stock options	171,066	2	658	-	660

Stock-based compensation expense	-	-	317	-	317

Dividends	-	-	-	(748)	(748)

Net Income	-	-	-	3,521	3,521

Balance, October 31, 2019	9,462,267	$95	$21,949	$9,489	$31,533

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2019 AND 2018

(In thousands)

	2019	2018
OPERATING ACTIVITIES:
Consolidated net income	$3,521	$5,846
Loss from discontinued operations	-	(180)
Income from continuing operations	3,521	6,026

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	21	8
Depreciation and amortization	563	513
Gain on sale of fixed assets	-	(1)
Stock-based compensation expense	317	211
Deferred income taxes	(43)	(79)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,640)	(1,360)
Inventories	(657)	(1,570)
Other current assets	218	(321)
Other long-term assets	(1)	21
Accounts payable	106	306
Accrued expenses	(211)	1,516
Income tax payable	21	-
Other long-term liabilities	75	-
Net cash provided by (used in) operating activities from continuing operations	(2,710)	5,270
Net cash provided by operating activities from discontinued operations	-	945

INVESTING ACTIVITIES:
Proceeds from landlord for tenant improvements	-	34
Proceeds from sale of fixed assets	-	1
Capital expenditures	(538)	(266)
Proceeds from sale of Comnet	-	4,200
Purchase of C Enterprises, net of cash acquired ($143)	(458)	-
Net cash provided by (used in) investing activities from continuing operations	(996)	3,969
Net cash used in investing activities from discontinued operations	-	(272)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	660	1,113
Dividends paid	(748)	(730)
Net cash provided by (used in) financing activities	(88)	383

Net increase (decrease) in cash and cash equivalents	(3,794)	10,295

Cash and cash equivalents of continuing operations, beginning of year	16,334	5,208
Cash and cash equivalents of discontinued operations, beginning of year	-	831
Cash and cash equivalents, beginning of year	16,334	6,039

Cash and cash equivalents, end of year	$12,540	$16,334

Supplemental cash flow information – income taxes paid	$739	$1,826
Supplemental schedule of noncash investing and financing activities:
Disposal of fully depreciated property and equipment	$-	$90
Write-off of deferred rent from sale of Comnet	$-	$9

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its three wholly-owned subsidiaries (collectively, hereinafter the “Company”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2019, the Company classified its operations into the following four divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; and (iv) C Enterprises, Inc., the subsidiary that designs and manufactures quality connectivity solutions to telecommunications and data communications distributors. The Cables Unlimited and C Enterprises divisions are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), and C Enterprises, Inc. (“C Enterprises”), wholly-owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

On November 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, the Company recognizes revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

No instances of goodwill impairment were identified as of October 31, 2019 and 2018.

On June 15, 2011, the Company completed its acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of May 19, 2015, the Company completed its acquisition of the CompPro product line. Goodwill related to this acquisition is included within the RF Connector and Cable Assembly Division. Effective June 1, 2015, the Company completed its acquisition of Rel-Tech. Goodwill related to this acquisition is included within the Rel-Tech reporting unit. On March 15, 2019, the Company completed its acquisition of C Enterprises; however, no goodwill resulted from this transaction.

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

No instances of impairment were identified as of October 31, 2019 or 2018.

Fair value measurement

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

As of October 31, 2019 and 2018, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2019 and 2018 (in thousands):

	2019	2018
Amortizable intangible assets:
Customer relationships (estimated lives 7 - 15 years)	$2,879	$2,879
Accumulated amortization	(1,884)	(1,619)
	995	1,260

Patents (estimated life 14 years)	142	142
Accumulated amortization	(45)	(35)
	97	107

Totals	$1,092	$1,367

Non-amortizable intangible assets:
Trademarks	$657	$657

Amortization expense was $275,000 for the years ended October 31, 2019 and 2018. The weighted-average amortization period for the amortizable intangible assets is 10.98 years.

There was no impairment to trademarks for the years ended October 31, 2019 and 2018.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2020	$275
2021	136
2022	89
2023	79
2024	79
Thereafter	434
Total	$1,092

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $231,000 and $236,000 in 2019 and 2018, respectively.

Research and development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2019 and 2018, the Company recognized $1,468,000 and $1,480,000 in engineering expenses, respectively.

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

The Company had adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company’s recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. See Note 9 for more information on the Company’s accounting for uncertain tax positions.

Stock options

For stock option grants to employees, the Company recognizes compensation expense based on the estimated fair value of the options at the date of grant. Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period. The Company issues previously unissued common shares upon the exercise of stock options.

For the fiscal years ended October 31, 2019 and 2018, charges related to stock-based compensation amounted to approximately $317,000 and $211,000, respectively. For the fiscal years ended October 31, 2019 and 2018, all stock-based compensation is classified in selling and general and engineering expense.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable by the Company upon the exercise of stock options in any period for the years ended October 31, 2019 and 2018, that were not included in the computation because they were anti-dilutive, totaled 124,097 and 133,220, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2019	2018
Numerators:
Consolidated net income (A)	$3,521,000	$5,846,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	9,358,836	9,105,406
Add effects of potentially dilutive securities - assumed exercise of stock options	495,768	487,660

Weighted average shares outstanding for diluted earnings per share (C)	9,854,604	9,593,066

Basic earnings per share (A)/(B)	$0.38	$0.64

Diluted earnings per share (A)/(C)	$0.36	$0.61

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the current GAAP.  Recognition of these assets and liabilities will have a material impact to our consolidated balance sheets upon adoption.  Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients.  We adopted the standard as of November 1, 2019, the beginning of our fiscal 2020.  We elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allows us to carryforward the historical lease classification.  We elected the policy which allows us to combine the nonlease components with its related lease components rather than separating, and the policy election to keep leases with an initial term of 12 months or less off of the balance sheet.  We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.  We estimate that the adoption of the standard will result in recognition of additional right-of-use assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of November 1, 2019.  We do not believe the standard will materially affect our consolidated net earnings, nor do we believe the new standard will have a notable impact on our liquidity.

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

Recently issued accounting pronouncements adopted:

In May 2014, the FASB issued ASC 606. This guidance superseded Topic 605, Revenue Recognition, in addition to other industry-specific guidance. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption was permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. On November 1, 2018, the Company adopted ASC 606 applying the modified retrospective method. The Company has performed a review of ASC 606 as compared to its previous accounting policies for our product revenue and did not identify any material impact to revenue recognized. Therefore, there was no adjustment to retained earnings for a cumulative effect. The necessary changes to business processes and controls to effectively review and account for any new contracts under this standard have been implemented.

Note 2 – Business Acquisition

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

The results of C Enterprises’ operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) as well as in the Company’s consolidated statements of operations. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred and categorized in selling and general expenses. For the year ended October 31, 2019, C Enterprises, Inc. contributed $7.2 million of revenue.

The following unaudited pro forma financial information presents the combined operating results of the Company and C Enterprises as if the acquisition had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Pro forma financial information is presented in the following table:

	October 31, 2019	October 31, 2018

Revenue	$59,250	$58,658
Net income	3,370	5,419

Earnings per share
Basic	$0.36	$0.60
Diluted	$0.34	$0.56

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

For the year ended October 31, 2018, the Company recognized pretax loss of $221,000 from the discontinued operations of the Comnet Telecom division, and an income tax benefit of $41,000. The major line items constituting the loss of discontinued operations of Comnet are as follows (in thousands):

2018
Major line items constituting pretax income
from discontinued operations:
Net sales	$8,343
Cost of sales	(6,199)
Gross profit	2,144
Selling, general and administrative expense	(1,569)
Pretax income from discontinued operations	575
Pretax loss on sale of Comnet	(796)
Total pretax income (loss) from discontinued operations	(221)
Provision (benefit) for income taxes	(41)
Income (loss) from discontinued operations	$(180)

Note 4 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At October 31, 2019, the Company had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $11.6 million.

Two customers, a distributor and a wireless carrier, accounted for approximately 19% and 23% of the Company’s net sales for the fiscal year ended October 31, 2019. This distributor accounted for approximately 62% of the Company’s net sales for the year ended October 31, 2018. The wireless carrier’s accounts receivable balance accounted for approximately 56% of the total net accounts receivable balance at October 31, 2019. The distributor’s accounts receivable balance accounted for approximately 48% of the total net accounts receivable balance at October 31, 2018. Although these customers have been on-going major customers of the Company continuously in the past, the written agreement with these customers do not have any minimum purchase obligations and they could stop buying the Company’s products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce the Company’s future revenues and profits.

Note 5 - Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2019	2018
Raw materials and supplies	$3,576	$2,711
Work in process	791	603
Finished goods	3,878	3,799

Totals	$8,245	$7,113

Two vendors accounted for 13% and 19% of inventory purchases during the fiscal year ended October 31, 2019, compared to one vendor who accounted for 40% of inventory purchases for the fiscal year ended October 31, 2018. The Company has arrangements with their vendors to purchase product based on purchase orders periodically issued by the Company.

Note 6 - Other current assets

Other current assets consist of the following (in thousands):

	2019	2018
Prepaid taxes	$-	$335
Prepaid expense	346	228
Notes receivable, current portion	-	20
Other	339	245

Totals	$685	$828

Note 7 - Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2019	2018
Wages payable	$1,591	$1,705
Accrued receipts	1,683	1,271
Other current liabilities	379	401

Totals	$3,653	$3,377

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 8 - Segment information

The Company aggregates operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2019, the Company had two reportable segments – RF Connector and Cable Assembly (RF Connector) and Custom Cabling Manufacturing and Assembly (Custom Cabling).

During fiscal 2019, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of three divisions. The four divisions that met the quantitative thresholds for segment reporting the were RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, and C Enterprises. While each segment had similar products and services, with one major exception, there was little overlapping of these services to their customer base. In addition, sales or product and services for the RF Connector segment was primarily through the distribution channel while the Custom Cabling sales was through a combination of distribution and direct to the end customer.

Management identifies the Company’s segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector and Cable Assembly division constitutes the RF Connector segment, and the Cables Unlimited, Rel-Tech, and C Enterprises divisions constitute the Custom Cabling segment.

As reviewed by the Company’s chief operating decision maker, the CEO, the Company evaluates the performance of each segment based on income or loss before income taxes. The Company charges depreciation and amortization directly to each division within the segment. Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same for the Company as a whole.

Substantially all of the Company’s operations are conducted in the United States; however, the Company derives a portion of its revenue from export sales. The Company attributes sales to geographic areas based on the location of the customers. The following table presents the sales of the Company by geographic area for the years ended October 31, 2019 and 2018 (in thousands):

	2019	2018
United States	$54,365	$49,534
Foreign Countries:
Canada	592	547
Mexico	109	39
All Other	259	76
	960	662
Totals	$55,325	$50,196

Net sales, income from continuing operations before provision for income taxes and other related segment information for the years ended October 31, 2019 and 2018 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2019	Cable Assembly	Assembly	Corporate	Total
Net sales	$13,704	$41,621	$-	$55,325

Income from continuing operations before provision for income taxes	868	3,591	98	4,557

Depreciation and amortization	170	393	-	563

Total assets	7,081	17,282	13,337	37,700

2018
Net sales	$11,846	$38,350	$-	$50,196

Income from continuing operations before provision for income taxes	107	7,340	47	7,494

Depreciation and amortization	172	341	-	513

Total assets	6,529	8,763	17,210	32,502

Note 9 - Income tax provision

Reconciliation of provision (benefit) for income taxes for the years ended October 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Continuing operations	$1,036	$1,468
Discontinued operations	-	(41)
Net income	$1,036	$1,427

The provision (benefit) for income taxes for the fiscal years ended October 31, 2019 and 2018 consists of the following (in thousands):

	2019	2018
Current:
Federal	$859	$1,344
State	220	236
	1,079	1,580

Deferred:
Federal	(25)	(112)
State	(18)	-
	(43)	(112)

	$1,036	$1,468

Income tax at the federal statutory rate is reconciled to the Company’s actual net provision for income taxes as follows (in thousands, except percentages):

F-15

	2019		2018
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Income taxes at federal statutory rate	$957	21.0%	$1,737	38.1%
State tax provision, net of federal tax benefit	160	3.5%	170	3.7%
Nondeductible differences:
Rel-Tech earn-out	-	0.0%	(6)	-0.1%
Qualified domestic production activities deduction	-	0.0%	(141)	-3.1%
Stock options	21	0.5%	(204)	-4.5%
Meals and entertainment	8	0.2%	8	0.2%
R&D credits	(119)	-2.6%	(111)	-2.4%
ASC 740-10 Liability	21	0.5%	54	1.2%
Tax Cut and Jobs Act	-	0.0%	(34)	-0.7%
Other	(12)	-0.3%	(5)	-0.1%
	$1,036	22.8%	$1,468	32.3%

The Company’s total deferred tax assets and deferred tax liabilities at October 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred Tax Assets:
Reserves	$172	$276
Accrued vacation	97	116
Stock-based compensation awards	87	113
Uniform capitalization	64	78
Other	55	93
Total deferred tax assets	475	676

Deferred Tax Liabilities:
Amortization / intangible assets	(307)	(544)
Depreciation / equipment and furnishings	(125)	(132)
Total deferred tax liabilities	(432)	(676)

Total net deferred tax assets (liabilities)	$43	$-

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

The provision for income taxes from continuing operations was $1.0 million or 22.7% and $1.5 million or 19.6% of income before income taxes for fiscal 2019 and 2018, respectively. The increase in the effective income tax rate from year to year is primarily driven by the elimination of the benefit from the domestic production activities deduction, the one-time benefit recorded in the prior year related to the reduction in the Company’s deferred tax liability due to the change in the federal tax rate, both as a result of the Tax Act, and the impact of share-based compensation excess tax benefits recognized which vary from year to year depending on the Company’s share price in each period. The Company recorded income from discontinued operations, net of tax, for fiscal 2018 as disclosed in Note 3.

The Company’s adjustments to its uncertain tax positions in fiscal years ended October 31, 2019 and 2018 are as follows:

	2019	2018
Balance, at beginning of year	$59	$-
Increase for tax positions related to the current year	23	24
Increase for tax positions related to prior years	3	29
Increase for interest and penalties	2	6
Statute of Limitations Expirations	(7)	-
Balance, at end of year	$80	$59

The Company had gross unrecognized tax benefits of $72,000 and $53,000 attributable to its U.S. federal and California research tax credits as of October 31, 2019 and 2018, respectively. During fiscal 2019, the increase in the Company’s gross unrecognized tax benefit was primarily related to claiming additional federal and California research tax credits. The uncertain tax benefit is recorded as income taxes payable in the Company’s consolidated balance sheet.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized expense of approximately $2,000 and $6,000 during the years ended October 31, 2019 and 2018, respectively.

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but the Company does not anticipate that its accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for October 31, 2015 and forward are subject to examination by the United States and October 31, 2014 and forward with state tax authorities.

Note 10 - Stock options

Incentive and non-qualified stock option plans

On March 9, 2010, the Company’s Board of Directors adopted the RF Industries, Ltd. 2010 Stock Incentive Plan (the “2010 Plan”). In June 2010, the Company’s stockholders approved the 2010 Plan by vote as required by NASDAQ. An aggregate of 1,000,000 shares of common stock was set aside and reserved for issuance under the 2010 Plan. The Company’s stockholders approved the issuance of an additional 500,000 shares of common stock at its annual meeting held on September 5, 2014, another 500,000 shares of common stock at its annual meeting held September 4, 2015 and another 1,000,000 shares of common stock at its annual meeting held September 8, 2017. As of October 31, 2019, 1,405,741 shares of common stock were remaining for future grants of stock options under the 2010 Plan.

Additional disclosures related to stock option plans

On December 13, 2017, the Company granted 80,000 incentive stock options to an employee. These options vested 8,000 shares on the date of grant, and the balance vests as to 8,000 shares per year thereafter on each of the next nine anniversaries of December 13, 2017, and expire ten years from date of grant. On December 3, 2018, the Company granted each of two employees 25,000 incentive stock options. These options vested 5,000 each on the date of grant, and the balance vests as to 5,000 shares each per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. On December 3, 2018, the Company also granted one employee 10,000 incentive stock options. These options vested 2,000 shares on the date of grant, and the balance vests as to 2,000 shares per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. On March 8, 2019, the Company granted one employee 25,000 incentive stock options. These options vested 5,000 on the date of grant, and the balance vests as to 5,000 shares per year thereafter on each of the next four anniversaries of March 8, 2019, and expire ten years from the date of grant. No other options were granted to Company employees during fiscal 2019.

The fair value of each option granted in 2019 and 2018 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2019	2018
Weighted average volatility	55.42%	46.83%
Expected dividends	0.98%	3.28%
Expected term (in years)	5.9	4.5
Risk-free interest rate	2.86%	1.87%
Weighted average fair value of options granted during the year	$3.98	$0.82
Weighted average fair value of options vested during the year	$6.03	$2.64

Expected volatilities are based on historical volatility of the Company’s stock price and other factors. The Company used the historical method to calculate the expected life of the 2019 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Additional information regarding all of the Company's outstanding stock options at October 31, 2019 and 2018 and changes in outstanding stock options in 2019 and 2018 follows:

	2019		2018
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	942,366	$3.09	1,159,771	$3.19
Options granted	124,097	$8.16	269,635	$2.44
Options exercised	(171,066)	$3.86	(418,955)	$2.66
Options canceled or expired	(5,250)	$6.82	(68,085)	$4.98
Options outstanding at end of year	890,147	$3.62	942,366	$3.09

Options exercisable at end of year	599,981	$3.25	675,033	$3.01

Options vested and expected to vest at end of year	889,088	$3.63	940,144	$3.09

Option price range at end of year	$1.90 - $8.69		$1.90 - $5.88

Aggregate intrinsic value of options exercised during year	$317,827		$1,207,148

Weighted average remaining contractual life of options outstanding as of October 31, 2019: 4.16 years

Weighted average remaining contractual life of options exercisable as of October 31, 2019: 2.62 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2019: 4.15 years

Aggregate intrinsic value of options outstanding at October 31, 2019: $2,340,000

Aggregate intrinsic value of options exercisable at October 31, 2019: $1,735,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2019: $2,330,000

As of October 31, 2019, $439,000 of expense with respect to nonvested share-based arrangements has yet to be recognized, which is expected to be recognized over a weighted average period of 5.25 years.

Non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified stock options to purchase shares of the Company’s common stock. During the quarter ended January 31, 2019, the Company granted each of its five non-employee directors 7,203 non-qualified stock options. The options have an exercise price of $8.07 per share. The number of stock options granted to each director was determined by dividing $25,000 by the fair value of a stock option grant using the Black-Scholes model ($3.471 per share). These options vest ratably over fiscal year 2019 and expire five years from the date of grant. Effective November 1, 2018, in addition to the compensation received for serving on the Board of Directors, the Chairman of each committee of the Board will receive $15,000 per year in cash for services rendered as Chairman. On June 7, 2019, a new director joined the Board. The Company granted the new director 3,082 non-qualified stock options with an exercise price of $7.50 per share. The number of stock options granted to this director was determined by dividing $10,000 of compensation (prorated for the period as an active director) by the fair value of a stock option grant using the Black-Scholes model ($3.245 per share). These options vest ratably over fiscal year 2019 and expire five years from the date of grant. No other non-qualified stock options were granted during the fiscal year ended October 31, 2019.

Note 11 - Retirement plan

The Company has a 401(K) plan available to its employees. For the years ended October 31, 2019 and 2018, the Company contributed and recognized as an expense $181,000 and $159,000, respectively, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

Note 12 - Related party transactions

On June 15, 2011, the Company purchased Cables Unlimited, Inc., a New York corporation, from Darren Clark, the sole shareholder of Cables Unlimited, Inc. In connection with the purchase of Cables Unlimited, the Company entered into a lease for the New York facilities from which Cables Unlimited conducts its operations. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2019, the Company paid the landlord a total of $156,000 under the lease. The owner and landlord of the facility is a company controlled by Darren Clark, the former owner of Cables Unlimited and the current President of this subsidiary of the Company.

On October 31, 2018, the Company sold its Comnet Telecom Supply, Inc.(“Comnet”) subsidiary to RAP Acquisition, Inc. for $4.2 million in cash. RAP Acquisition, Inc. is an affiliate of Robert A. Portera, the founder of Comnet and its President.

Note 13 - Cash dividend and declared dividends

The Company paid quarterly dividends of $0.02 per share during fiscal year 2019 for a total of $748,000. The Company paid quarterly dividends of $0.02 per share during fiscal year 2018 for a total of $730,000.

Note 14 - Commitments

For the year ended October 31, 2019, the Company leased its facilities in San Diego, California, Yaphank, New York, Milford, Connecticut and Vista, California under non-cancelable operating leases. Deferred rent, included in accrued expenses and other long-term liabilities, was $102,000 as of October 31, 2019 and $93,000 as of October 31, 2018. The San Diego and Vista leases also require the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

Rent expense under all operating leases totaled approximately $853,000 and $546,000 in 2019 and 2018, respectively.

Minimum lease payments under these non-cancelable operating leases in each of the years subsequent to October 31, 2019 are as follows (in thousands):

Year ending
October 31,	Amount
2020	$829
2021	744
2022	465
2023	155
2024	-
Total	$2,193

Note 15 - Subsequent events

On November 4, 2019, the Company purchased 100% of the voting equity interest of Schroff Technologies International, Inc. (“Schrofftech”), a Rhode Island- based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. The Company paid $4,000,000 in cash at the closing, of which $900,000 was deposited into two separate escrow accounts for a period of one year and two years, respectively, as security for any indemnification claims the Company may have against the seller. In addition to the cash paid at the closing, the Company agreed to pay up to an additional $2,400,000 as an earn-out payment if Schrofftech achieves certain adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets during the two-year period following the closing. The acquisition is in line with the Company’s business strategy to diversify products and solution offerings and customer base.

On November 27, 2019, the Company entered into an agreement for a line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the last day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants as described in the agreement. Failure to maintain the loan covenants shall constitute an event of default resulting in all outstanding amounts of principal and interest becoming immediately due and payable.

On December 13, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.02 per share payable on January 15, 2020 to stockholders of record on December 31, 2019.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: December 20, 2019	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: December 20, 2019	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2019	By:	/s/ MARK TURFLER
Mark Turfler, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 20, 2019	By:	/s/ MARVIN FINK
Marvin Fink, Director

Date: December 20, 2019	By:	/s/ JOSEPH BENOIT
Joseph Benoit, Director

Date: December 20, 2019	By:	/s/ HOWARD HILL
Howard Hill, Director

Date: December 20, 2019	By:	/s/ GERALD GARLAND
Gerald Garland, Director

Date: December 20, 2019	By:	/s/ SHERYL CEFALI
Sheryl Cefali, Director

32