Form 10-Q
period 2020-01-31
R F INDUSTRIES LTD
filed 2020-03-12
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐ No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 11, 2020 was 9,758,062.

Part I.	FINANCIAL INFORMATION

Item 1:	Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2020	2019
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,390	$12,540
Trade accounts receivable, net of allowance for doubtful accounts of $39 and $23, respectively	5,745	12,190
Inventories	8,390	8,245
Other current assets	721	685
TOTAL CURRENT ASSETS	29,246	33,660

Property and equipment:
Equipment and tooling	3,650	3,602
Furniture and office equipment	1,060	998
	4,710	4,600
Less accumulated depreciation	3,843	3,761
Total property and equipment, net	867	839

Operating lease right of use assets, net	2,024	-
Goodwill	2,753	1,340
Amortizable intangible assets, net	3,700	1,092
Non-amortizable intangible assets	1,174	657
Other assets	68	112
TOTAL ASSETS	$39,832	$37,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

2

Item 1:	Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2020	2019
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,220	$2,406
Accrued expenses	3,311	3,653
Income taxes payable	-	21
Other current liabilities	933	-
TOTAL CURRENT LIABILITIES	5,464	6,080

Deferred tax liabilities	18	-
Operating lease liabilities	1,191	-
Other long-term liabilities	1,215	87
TOTAL LIABILITIES	7,888	6,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,745,135 and 9,462,267 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively	98	95
Additional paid-in capital	22,524	21,949
Retained earnings	9,322	9,489
TOTAL STOCKHOLDERS' EQUITY	31,944	31,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,832	$37,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

3

Item 1:	Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2020	2019
Net sales	$12,414	$10,647
Cost of sales	9,161	7,502

Gross profit	3,253	3,145

Operating expenses:
Engineering	596	320
Selling and general	2,656	2,039
Total operating expenses	3,252	2,359

Operating income	1	786

Other income	11	22

Income before provision (benefit) for income taxes	12	808
Provision (benefit) for income taxes	(14)	168

Consolidated net income	$26	$640

Earnings per share
Basic	$0.00	$0.07
Diluted	$0.00	$0.07

Weighted average shares outstanding
Basic	9,564,533	9,309,454
Diluted	9,873,336	9,838,154

See Notes to Unaudited Condensed Consolidated Financial Statements.

4

Item 1:	Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

2020
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	215,943	2	389	-	391

Stock option compensation expense	-	-	110	-	110

Issuance of restricted stock	54,850	1	(1)	-	-

Issuance of common shares	12,075	-	77	-	77

Dividends	-	-	-	(193)	(193)

Net Income	-	-	-	26	26

Balance, January 31, 2020	9,745,135	$98	$22,524	$9,322	$31,944

2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2018	9,291,201	$93	$20,974	$6,716	$27,783

Exercise of stock options	65,734	1	341	-	342

Stock-based compensation expense	-	-	114	-	114

Dividends	-	-	-	(186)	(186)

Net Income	-	-	-	640	640

Balance, January 31, 2019	9,356,935	$94	$21,429	$7,170	$28,693

See Notes to Unaudited Condensed Consolidated Financial Statements.

5

Item 1:	Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2020	2019
OPERATING ACTIVITIES:
Consolidated net income	$26	$640

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	4	5
Depreciation and amortization	255	137
Stock-based compensation expense	187	114
Deferred income taxes	62	11
Changes in operating assets and liabilities:
Trade accounts receivable	6,711	(1,383)
Inventories	638	(1,056)
Other current assets	(20)	47
Right of use assets	101	-
Accounts payable	(1,295)	402
Accrued expenses	(921)	(1,318)
Income tax payable	(21)	-
Other long-term liabilities	(121)	-
Net cash provided by (used in) operating activities	5,606	(2,401)

INVESTING ACTIVITIES:
Capital expenditures	(53)	(73)
Purchase of Schrofftech, net of cash acquired ($99)	(3,901)	-
Net cash used in investing activities	(3,954)	(73)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	391	342
Dividends paid	(193)	(186)
Net cash provided by financing activities	198	156

Net increase (decrease) in cash and cash equivalents	1,850	(2,318)

Cash and cash equivalents of continuing operations, beginning of period	12,540	16,334

Cash and cash equivalents, end of period	$14,390	$14,016

See Notes to Unaudited Condensed Consolidated Financial Statements.

6

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2019 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2019 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2019 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2019.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries, Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). C Enterprises is a wholly-owned subsidiary that RF Industries, Ltd. acquired effective March 15, 2019. For periods on or before January 31, 2019, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, and Rel-Tech, and periods between January 31, 2019 and October 31, 2019, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, and C Enterprises. Schrofftech is a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2019. For periods after October 31, 2019, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. All intercompany balances and transactions have been eliminated in consolidation.

Fair value measurement

We measure at fair value certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of January 31, 2020 and October 31, 2019, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other long-term liabilities.

Revenue recognition

In accordance with Accounting Standards Update ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606) (“ASC 606”), we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. We follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

Leases

In accordance with ASU No. 2016-02, Leases, we determine if an arrangement is a lease at inception. Operating leases are included in our consolidated balance sheet as operating lease right of use (“ROU”) assets, other current liabilities, and operating lease liabilities. Finance leases are included in finance ROU assets, other current liabilities, and finance lease liabilities on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the duration of the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is recognized on the consolidated statements of operations.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

Recently issued accounting pronouncements adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We adopted the standard as of November 1, 2019, the beginning of our fiscal 2020, applying the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allows us to carryforward the historical lease classification. We elected the policy which allows us to combine the nonlease components with its related lease components rather than separating, and the policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We have recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The adoption of the standard resulted in a material recognition of additional right of use assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of November 1, 2019, but did not materially affect our consolidated net income.

In May 2014, the FASB issued ASC 606, which superseded Topic 605, Revenue Recognition, in addition to other industry-specific guidance. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.   In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e., the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. On November 1, 2018, we adopted ASC 606 applying the modified retrospective method. We performed a review of ASC 606 as compared to our previous accounting policies for product revenue and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect.

Note 2 – Business Acquisition

C Enterprises, Inc.

On March 15, 2019, through C Enterprises, Inc. (“C Enterprises”), its newly formed subsidiary, we purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. In consideration for the C Enterprises business and assets, we paid $600,000 in cash and assumed certain liabilities. The acquisition was determined not to be material and was accounted for in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded at their estimated fair values in accordance with ASC 805, Business Combinations. There were no intangible assets identified as part of the acquisition.

The results of C Enterprises’ operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) as well as in the consolidated statements of operations. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred and categorized in selling and general expenses.

The following table summarizes the components of the purchase price at fair value at March 15, 2019:

Cash consideration paid	$600,000
Total purchase price	$600,000

The following table summarizes the allocation of the estimated purchase price at fair value at March 15, 2019:

Current assets	$2,008,000
Fixed assets	30,000
Other assets	18,000
Non-interest bearing liabilities	(1,456,000)
Net assets	$600,000

Schroff Technologies International, Inc.

On November 4, 2019, we purchased the business of Schroff Technologies International, Inc. (“Schrofftech”), a Rhode Island-based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. At the closing, in consideration for the Schrofftech business, we paid the sellers $4 million in cash, and, if certain financial targets are met by Schrofftech over a two-year period, agreed to pay additional cash earn-out payments of up to $2.4 million.

The acquisition was accounted for as an acquisition of assets in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated preliminary fair values. We determined the estimated preliminary fair values with the assistance of appraisals or valuations performed by an independent third-party specialist. We expect to complete the valuation of the net assets in the second quarter of fiscal 2020. Schrofftech serves the high growth wireless, telecom and cable markets. All manufacturing operations are performed at Schrofftech’s facilities in Rhode Island. The Schrofftech business allows us to diversify the types of services provided for our customers in the cable industry.

Although the closing occurred on November 4, 2019, the acquisition of Schrofftech is deemed to have become effective for financial accounting purposes as of November 1, 2019. Accordingly, Schrofftech’s financial results have been included in the results of the Custom Cabling segment for the three months ended January 31, 2020 as well as in the consolidated statements of operations. Total costs related to the acquisition of Schrofftech were approximately $136,000, of which $108,000 was incurred in fiscal 2019 and $28,000 was incurred in the three months ended January 31, 2020. All acquisition-related costs have been expensed as incurred and categorized in selling and general expenses. For the three months ended January 31, 2020, Schrofftech contributed revenue and pretax income of $1.1 million and $83,000, respectively.

The following table summarizes the components of the purchase price at preliminary fair values at November 1, 2019:

Cash consideration paid	$4,000,000
Earn-out	1,249,000
Total purchase price	$5,249,000

The following table summarizes the allocation of the estimated preliminary purchase price at fair value at November 1, 2019:

Current assets	$1,168,000
Fixed assets	58,000
Intangible assets	3,299,000
Goodwill	1,413,000
Non-interest bearing liabilities	(689,000)
Net assets	$5,249,000

The following unaudited pro forma financial information presents the combined operating results of the Company, C Enterprises, and Schrofftech as if both acquisitions had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Unaudited pro forma financial information assuming the acquisition of C Enterprises and Schrofftech as of November 1, 2018 is presented in the following table:

	Three Months Ended January 31,
	2020	2019
Revenue	$12,414	$16,199
Net income	26	1,388

Earnings per share
Basic	$0.00	$0.15
Diluted	$0.00	$0.14

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Raw materials and supplies	$3,949	$3,576
Work in process	489	791
Finished goods	3,952	3,878

Totals	$8,390	$8,245

No vendors accounted for more than 10% of inventory purchases for the three months ended January 31, 2020. For the three months ended January 31, 2019, two vendors each accounted for 17% of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Prepaid taxes	$65	$-
Prepaid expense	523	346
Other	133	339

Totals	$721	$685

Note 5 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Wages payable	$1,176	$1,591
Accrued receipts	1,068	1,683
Warranty liability	200	-
Deferred revenue	404	-
Other accrued expenses	463	379

Totals	$3,311	$3,653

Accrued receipts represent purchased inventory for which invoices have not been received.

We recognize an accrued warranty liability for the estimated claims to remedy potential deficiencies of quality or performance of our products in the Schrofftech division within the Custom Cabling segment. The product warranties extend over various periods, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales, any specifically identified warranty issues and current trends and knowledge. We base our estimates in part on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure. Warranty related expenses have not been material and were not material for the period ended January 31, 2020. Warranty liabilities were $200,000 as of January 31, 2020.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2,400,000, which is earned through October 31, 2022 and payable on October 31, 2022. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

The contingent consideration liability represents future earn-out liability that we may be required to pay in conjunction with the acquisition of Schrofftech. We estimate the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2020 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$1,215

There were no financial assets or liabilities measured at fair value as of October 31, 2019.

The following table summarizes the Level 3 transactions for the three months ended January 31, 2020:

	Level 3
	January 31, 2020	October 31, 2019
Beginning balance	$1,249	$-
Payments	-	-
Change in value	(34)	-
Ending Balance	$1,215	$-

As of January 31, 2020, the full amount of the $1.2 million earn-out was classified as other long-term liabilities.

Note 6 – Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 392,838 and 93,000 shares for the three months ended January 31, 2020 and 2019, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2020	2019
Weighted average shares outstanding for basic earnings per share	9,564,533	9,309,454

Add effects of potentially dilutive securities-assumed exercise of stock options	308,803	528,700

Weighted average shares outstanding for diluted earnings per share	9,873,336	9,838,154

Note 7 – Stock-based compensation and equity transactions

On December 3, 2018, two employees were each granted 25,000 incentive stock options. These options vested 5,000 each on the date of grant, and the balance vests as to 5,000 shares each per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant. Also on December 3, 2018, one employee was granted 10,000 incentive stock options. These options vested 2,000 shares on the date of grant, and the balance vests as to 2,000 shares per year thereafter on each of the next four anniversaries of December 3, 2018, and expire ten years from the date of grant.

On March 8, 2019, one employee was granted 25,000 incentive stock options. These options vested 5,000 on the date of grant, and the balance vests as to 5,000 shares per year thereafter on each of the next four anniversaries of March 8, 2019, and expire ten years from the date of grant.

On December 6, 2019, one employee was granted 50,000 incentive stock options. These options vested 10,000 on the date of grant, and the balance vests as to 10,000 shares per year thereafter on each of the next four anniversaries of December 6, 2019, and expire ten years from the date of grant.

On January 9, 2020, we granted the following equity awards to our managers and officers:

•	Stock grants for a total of 12,075 common shares to three employees. We accounted for these shares as stock-based compensation totaling $77,000;
•	A total of 3,241 incentive stock options to two employees, all of which vested immediately on the date of grant; and
•	A total of 38,500 shares of restricted stock and 77,000 incentive stock options to five employees. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 9, 2021; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 9, 2021. All incentive stock options expire ten years from the date of grant.

No other shares or options were granted to company employees during the three months ended January 31, 2020 and 2019.

The weighted average fair value of employee stock options that were granted during the three months ended January 31, 2020 and 2019 was estimated to be $3.13 and $4.14, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2020	2019
Risk-free interest rate	1.57%	2.98%
Dividend yield	1.23%	0.94%
Expected life of the option	6.47 years	5.76 years
Volatility factor	49.14%	55.64%

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2020 and 2019 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 10 of our Annual Report on Form 10-K for the year ended October 31, 2019. A summary of the status of the options granted under our stock option plans as of January 31, 2020 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2019	890,147	$3.62
Options granted	130,241	$6.53
Options exercised	(215,943)	$1.81
Options outstanding at January 31, 2020	804,445	$4.58
Options exercisable at January 31, 2020	417,279	$4.24
Options vested and expected to vest at January 31, 2020	803,409	$4.59

Weighted average remaining contractual life of options outstanding as of January 31, 2020: 5.73 years

Weighted average remaining contractual life of options exercisable as of January 31, 2020: 3.72 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2020: 5.72 years

Aggregate intrinsic value of options outstanding at January 31, 2020: $1,474,000

Aggregate intrinsic value of options exercisable at January 31, 2020: $886,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2020: $1,464,000

As of January 31, 2020, $765,000 and $313,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 4.64 and 1.50 years, respectively.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified awards. For fiscal 2020, compensation payable to non-employee directors will be prorated from November 1, 2019 through August 31, 2020. On November 4, 2019, we granted each of our five non-employee directors 3,270 shares of restricted stock. The number of restricted shares granted to each director was determined by prorating $25,000 for the 10 months ending August 31, 2020 and dividing by the 20-day average RFIL stock price ($6.36). These restricted shares vest ratably through August 31, 2020.

Stock option expense

During the three months ended January 31, 2020 and 2019, stock-based compensation expense totaled $187,000 and $114,000, respectively, and was classified in selling and general expense.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2020, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $13.1 million.

For the three months ending January 31, 2020, two customers, both distributors, each accounted for approximately 11% of net sales, while one other customer, a wireless carrier, accounted for approximately 17% of net sales. The two distributors had accounts receivable balances that each accounted for 12% of the total net accounts receivable balance at January 31, 2020. For the three months ending January 31, 2019, two customers, a distributor and a wireless carrier, accounted for approximately 38% and 14%, respectively, of net sales. At January 31, 2019, these two customers’ accounts receivable balances accounted for approximately 30% and 22%, respectively, of the total net accounts receivable balance. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note  9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2020, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

The RF Connector segment consisted of one division and the Custom Cabling segment was composed of four divisions. The five divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales: sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

Management identifies segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector division constitutes the RF Connector segment, and the Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech divisions constitute the Custom Cabling segment.

As reviewed by our chief operating decision maker, we evaluate the performance of each segment based on income or loss before income taxes. We charge depreciation and amortization directly to each division within the segment. Accounts receivable, inventory, property and equipment, right of use assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same for the Company as a whole.

Substantially all of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended January 31,
	2020	2019
United States	$12,173	$10,470
Foreign Countries:
Canada	116	165
Mexico	5	-
All Other	120	12
	241	177

Totals	$12,414	$10,647

Net sales, income before provision for income taxes and other related segment information for the three months ended January 31, 2020 and 2019 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2020
Net sales	$3,189	$9,225	$-	$12,414
Income (loss) before provision for income taxes	282	(281)	11	12
Depreciation and amortization	42	213	-	255
Total assets	7,496	17,158	15,178	39,832

2019
Net sales	$3,258	$7,389	$-	$10,647
Income before provision for income taxes	280	506	22	808
Depreciation and amortization	45	92	-	137
Total assets	6,635	11,026	14,846	32,507

Note 10 – Income taxes

We use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine its quarterly provision (benefit) for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The provision (benefit) for income taxes was (120%) and 21% of income before income taxes for the three months ended January 31, 2020 and 2019, respectively. The change in the effective tax rate from the fiscal 2019 quarter to fiscal 2020 quarter was primarily driven by the tax-effect of our year-to-date income adjusted for book-tax differences which has a rate impact compared to forecasted book income for the year.

We had $123,000 and $80,000 of unrecognized tax benefits, inclusive of interest and penalties, as of January 31, 2020 and October 31, 2019, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $28,000 as of January 31, 2020.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$200
Accumulated amortization	(211)	(200)
	212	-

Customer relationships (estimated lives 7 - 15 years)	$5,058	$2,879
Accumulated amortization	(2,005)	(1,884)
	3,053	995

Backlog (estimated life 1 - 2 years)	287	134
Accumulated amortization	(167)	(134)
	120	-

Patents (estimated life 10 - 14 years)	368	142
Accumulated amortization	(53)	(45)
	315	97

Totals	$3,700	$1,092

Non-amortizable intangible assets:
Trademarks	$1,174	$657

Amortization expense for the three months ended January 31, 2020 and the year ended October 31, 2019 was $173,000 and $275,000, respectively. As of January 31, 2020, the weighted-average amortization period for the amortizable intangible assets is 8.39 years.

Note 12 – Commitments

We currently lease our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. At that location, we lease three buildings with a total of approximately 21,908 square feet of office, warehouse and manufacturing space, that houses our corporate administration, sales and marketing, and engineering departments. The buildings also are used for production and warehousing by the RF Connector division. The term of the lease expires on July 31, 2022, and the rental payments under the lease currently are $26,176 per month. The San Diego lease also requires the payment of our pro rata share of real estate taxes and insurance, maintenance and other operating expenses related to the facilities.

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

(ii)

The Rel-Tech Electronic division leases an approximately 13,750 square feet located in Milford, Connecticut. The old lease expired in August 2019. On September 1, 2019, Rel-Tech extended its lease term for an additional two years to August 31, 2021, with escalating rent payments over the two years. The net monthly rent payments currently are $8,969 per month.

(iii)	On November 1, 2018, the Cables Unlimited division entered into a lease agreement with 100 Bellport Avenue, LLC, as landlord, for approximately 7,500 square feet located in Yaphank, New York, with a monthly rent expense of $5,625. On February 1, 2019, Cables Unlimited entered into an amendment to this lease to increase the leased space by an additional 5,000 square feet and increase the monthly rent by $3,750, resulting in a total rent expense of $9,375 per month. The lease expired on October 31, 2019 and was converted to a month-to-month lease at the same monthly rental amount.

(iv)	The C Enterprises division leases approximately 24,014 square feet of office, warehouse, and manufacturing space located in Vista, California. The term of the lease expires on June 30, 2023, and the rental payments under the lease currently are $18,491 per month, plus payments of real estate taxes, management fee, property insurance and other operating expenses related to the facilities.

(v)	The Schrofftech facilities, consisting of two buildings for a total of 10,700 square feet, are leased by RF Industries, Ltd. under two leases that were renewed effective February 1, 2020 for two years expiring January 31, 2022. The aggregate monthly rental payment under the new leases currently is $6,525 per month.

(vi)	On February 15, 2020, the RF Connector and Cable Assembly division entered into a lease for approximately 625 square feet located in Towson, Maryland and expires on February 28, 2022. The rental payments under the lease currently are $1,016 per month, plus estimated monthly payments of $143 for common area maintenance fees.

Additionally, on January 1, 2020, the Cables Unlimited division began making rental payments for various storage units located at the Yaphank facility. Monthly rental payments are approximately $1,000 and made to K&K Unlimited, the company owned by Darren Clark, former owner and current President of Cables Unlimited. Upon inception of this arrangement, it was determined that there was no physically distinct identified asset and therefore, the arrangement does not constitute a lease. The rental payments, however, remain as rental expense.

For the three months ended January 31, 2020, the aggregate monthly rental payments for all of our facilities was approximately $83,000 per month, plus utilities, maintenance and insurance.

Upon adoption of ASU 2016-02 on November 1, 2019, we adopted the practical expedient whereby the lease qualification and classification was carried over from the accounting for leases under ASC 840. The lease contracts for the corporate headquarters, RF Connector division manufacturing facilities, Cables Unlimited, Rel-Tech, and C Enterprises had commenced prior to the effective date of November 1, 2019. These contracts, therefore, were determined to contain leases. All other new contracts have been assessed for the existence of a lease and for the proper classification into operating leases. The rate implicit in the leases was undeterminable, and therefore, the discount rate used in all lease contracts is our incremental borrowing rate.

We also have other operating leases for certain equipment. The components of our operating lease expenses were as follows (in thousands):

Three Months Ended
January 31, 2020
Operating lease cost	$254

Other information related to leases was as follows (in thousands):

Three Months Ended
January 31, 2020
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,024

Weighted Average Remaining Lease Term
Operating leases	30.49 months

Weighted Average Discount Rate
Operating leases	3.54%

Future minimum lease payments under non-cancellable leases as of January 31, 2020 were as follows:

Year ended October 31,	Operating Leases
2020 (excluding three months ended January 31, 2020)	$719
2021	854
2022	507
2023	166
2024	-
Thereafter	-
Total future minimum lease payments	2,246
Less imputed interest	(122)
Total	$2,124

Reported as of January 31, 2020	Operating Leases
Other current liabilities	$933
Operating lease liabilities	1,191
Finance lease liabilities	-
Total	$2,124

As of January 31, 2020, operating lease ROU asset was $2.0 million and operating lease liability totaled $2.1 million, of which $933,000 is classified as current. There were no finance leases as of January 31, 2020. We have additional operating leases that have not yet commenced as of January 31, 2020 of $178,000. These operating leases will commence in February 2020 with lease terms of 24 months.

Note 13 – Line of credit

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of January 31, 2020, we are in compliance with all loan covenants. Additionally, as of January 31, 2020, no amounts were outstanding under the line of credit.

Note 14 – Cash dividend and declared dividends

We paid dividends of $0.02 per share during the three months ended January 31, 2020 and 2019 for a total of $193,000 and $186,000, respectively.

Note 15 – Subsequent events

On February 1, 2020, the two leases for the Schrofftech facilities were renewed effective February 1, 2020 for two years expiring January 31, 2022. The aggregate monthly rental payments under the new leases are $6,525 per month.

On February 15, 2020, the RF Connector division entered into a lease agreement for an approximately 625 square foot office facility located in Towson, Maryland that expires on February 28, 2022. The rental payments under the lease currently are $1,016 per month, plus estimated monthly payments of $143 for common area maintenance fees.

On March 5, 2020, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable on April 15, 2020 to stockholders of record on March 31, 2020.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2019 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves, earn-out liabilities, and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, on November 1, 2018, we adopted ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606) (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery. We performed a review of ASC 606 as compared to its previous accounting policies for our product revenue and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect. The necessary changes to business processes and controls to effectively review and account for any new contracts under this standard have been implemented. On November 1, 2019, we adopted ASU No. 2016-02, Leases, applying the modified retrospective method. In accordance with ASU No. 2016-02, Leases, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets and operating lease liabilities on our consolidated balance sheet. Finance leases are included in finance ROU assets, other current liabilities, and operating lease liabilities on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the duration of the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is recognized on the consolidated statements of operations.

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

Allowance for Doubtful Accounts

We record allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balance, credit quality of our customers, current economic conditions and other factors that may affect a customer’s ability to pay.

Long-Lived Assets Including Goodwill

We assess property, plant and equipment and intangible assets, which are considered definite-lived assets, for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

We amortize our intangible assets with definite useful lives over their estimated useful lives and review these assets for impairment.

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

Warranty Reserve

We recognize an accrued warranty liability for the estimated claims to remedy potential deficiencies of quality or performance of our products in the Schrofftech division within the Custom Cabling and Manufacturing Assembly segment. The product warranties extend over various periods, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales, any specifically identified warranty issues and current trends and knowledge. We base our estimates in part on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure.

Earn-out liability

The purchase agreement for the Schrofftech acquisition provides for an earn-out payment of up to $2,400,000, which amount is earned through October 31, 2022 and payable on October 31, 2022. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach, and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates as of the date of the financial statements that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The calculation of the tax provision involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Stock-based Compensation

We use the Black-Scholes model to value the stock option grants. This valuation is affected by our stock price as well as assumptions regarding a number of inputs which involve significant judgments and estimates. These inputs include the expected term of employee stock options, the expected volatility of the stock price, the risk-free interest rate and expected dividends.

Overview

RF Industries, Ltd. (together with subsidiaries, the “Company,” we,” “us,” or “our”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through our manufacturing and production facilities, we provide a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments. Since the acquisitions of Schroff Technologies International, Inc. in November 2019, we also manufacture and sell energy-efficient cooling systems and integrated small cell enclosures.

We operate through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications and information technology OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, wiring harnesses for a broad range of applications in a diverse set of end markets, energy-efficient cooling system for wireless base stations and remote equipment shelters and custom designed, pole-ready 5G small cell integrated enclosures. The two segments were determined based on the aggregation of operating divisions that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment.

For the three months ended January 31, 2020, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which accounted for 74% of total sales for the three months ended January 31, 2020. Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 26% of total sales for the three months ended January 31, 2020.

Liquidity and Capital Resources

We believe that existing current assets and the amount of cash we anticipate will be generated from on-going operations will be sufficient to fund our anticipated liquidity and capital resource needs for at least twelve months from the date of this filing. We believe that our existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

As of January 31, 2020, we had a total of $14.4 million of cash and cash equivalents compared to a total of $12.5 million of cash and cash equivalents as of October 31, 2019. As of January 31, 2020, we had working capital of $23.8 million and a current ratio of approximately 5.4:1. Our cash and cash equivalents increased from October 31, 2019 due to the timing of sales and the collection of outstanding accounts receivables, resulting in a decrease in the accounts receivable balance by $6.5 million, from $12.2 million as of October 31, 2019 to $5.7 million as of January 31, 2020. As of January 31, 2020, we had $29.2 million in current assets and $4.5 million in current liabilities.

As of January 31, 2020, we had $5.0 million of backlog, compared to $6.1 million as of October 31, 2019. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

We generated cash of $1.9 million during the three months ended January 31, 2020 due largely to the collection of accounts receivables ($6.7 million) that were outstanding as of October 31, 2019. The cash collected from our accounts receivables was partially offset by the net cash used in the purchase of Schrofftech ($3.9 million). Net income of $26,000, with an added increase in cash from noncash credits of $0.3 million from depreciation and amortization and $0.2 million from stock-based compensation expense, was offset by a decrease in accounts payable ($1.3 million) and accrued expenses ($0.9 million) primarily due to the payout of prior year bonuses. In addition, during the three months ended January 31, 2020, we received $0.4 million from the exercise of stock options and paid out $0.2 million in dividends.

We do not anticipate needing material additional capital equipment in the next twelve months. In the past, we have financed some of our equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders, and anticipated future operations, we would be able to finance our expansion, if necessary.

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, which could result in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of the date of this report, we are in compliance with all loan covenants. Additionally, as of the date of this report, we have not used the LOC and accordingly, the entire amount of the LOC is currently available.

From time to time, we may undertake acquisitions of other companies or product lines in order to diversify our product and solutions offerings and customer base. Conversely, we may undertake the disposition of a division or product line due to changes in our business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce our liquidity and capital resources while dispositions may increase our cash position, liquidity and capital resources. On November 4, 2019, we purchased the business of Schroff Technologies International, Inc. (“Schrofftech”), a Rhode Island-based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. At the closing, in consideration for Schrofftech, we paid the sellers $4 million in cash, and, if certain financial targets are met by Schrofftech over a two-year period, agreed to pay an additional cash earn-out payment of up to $2.4 million.

Results of Operations

Three Months Ended January 31, 2020 vs. Three Months Ended January 31, 2019

Net sales of $12.4 million increased by 17%, or $1.8 million, for the three months ended January 31, 2020 (the “fiscal 2020 quarter”) compared to the three months ended January 31, 2019 (the “fiscal 2019 quarter”). Net sales for the fiscal 2020 quarter at the Custom Cabling segment increased by $1.8 million, or 25%, to $9.2 million, compared to the fiscal 2019 quarter. The increase is due to the $1.1 million of sales contributed by the Schrofftech division and the $2.3 million of sales contributed by the C Enterprises division. We did not own either the Schrofftech or C Enterprises divisions in the fiscal 2019 quarter. Excluding the additional sales provided by these new divisions, net sales for the continuing divisions declined in the fiscal 2020 quarter primarily due to decreased sales in the Custom Cabling segment. Sales in the Custom Cabling segment decreased primarily due to lower order of hybrid fiber cables by customers in the wireless market. Net sales for the fiscal 2020 quarter at the RF Connector segment decreased by $0.1 million, or 2%, to $3.2 million as compared to $3.3 million in the fiscal 2019 quarter.

Gross profit for the first fiscal 2020 quarter increased by $0.2 million to $3.3 million as a result of increased net sales while gross margins decreased to 26.2% of sales from 29.5% of sales in the first quarter last year. The decrease in gross margins was primarily due to product mix at the Custom Cabling segment. In addition, gross margins at C Enterprises are lower than the blended margins at the majority of the other Custom Cabling subsidiaries, and substantially lower than the margins at the RF Connector segment. The inclusion of C Enterprises in the fiscal 2020 quarter contributed to the reduction of the Company’s overall gross margins compared to the fiscal 2019 quarter, which quarter did not include C Enterprises. Furthermore, the cost of labor increased as we paid more to reward and retain our production workforce and, in some cases, to meet increased state mandated minimum wage requirements.

Engineering expenses increased $0.3 million to $0.6 million for the fiscal 2020 quarter compared to $0.3 million in the fiscal 2019 quarter primarily due to the inclusion of C Enterprises and Schrofftech results. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased $0.7 million to $2.7 million (21% of sales) compared to $2.0 million (19% of sales) in the first quarter last year largely due to the addition of the selling and general expenses of the recently acquired C Enterprises and Schrofftech subsidiaries ($0.5 million and $0.3 million, respectively), which subsidiaries we did not own in the first quarter of fiscal 2019.

For the fiscal 2020 quarter, pretax income (loss) for the Custom Cabling segment and the RF Connector segment was ($0.3) million and $0.3 million, respectively, as compared to $0.5 million and $0.3 million for the comparable first quarter last year. The pretax loss at the Custom Cabling segment in the first quarter of fiscal 2020 was primarily due to the decrease in net sales and the increase in labor expenses during the fiscal 2020 quarter.

The provision (benefit) for income taxes was (120%) and 21% of income before income taxes for the fiscal 2020 quarter and the fiscal 2019 quarter, respectively. The change in the effective tax rate from the fiscal 2019 quarter to fiscal 2020 quarter was primarily driven by the tax-effect of the Company’s year-to-date income adjusted for book-tax differences which has a rate impact compared to forecasted book income for the year.

For the fiscal 2020 quarter, net income was $26,000 and fully diluted earnings per share (EPS) was $0.00 per share as compared to a net income of $0.6 million and fully diluted EPS of $0.07 per share for the fiscal 2019 quarter. For the fiscal 2020 quarter, the diluted weighted average shares outstanding was 9,873,336 as compared to 9,838,154 for the fiscal 2019 quarter.

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and we necessarily are required to apply our judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud have been detected. Because of the inherent limitations, we regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of that date.

As described throughout our quarterly report, during the quarter ended January 31, 2020, we acquired Schrofftech, which is now a wholly owned subsidiary of RF Industries. We are currently integrating policies, processes, technology, and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until we are fully integrated, we will maintain the operational integrity of each division’s internal control over financial reporting

Other than as described above, there has been no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Uncertain Impact of Covid-19 Coronavirus. As of the date of this filing, we are unsure of the extent to which our business will be impacted by the outbreak of the coronavirus (also known as COVID-19). We are dependent upon offshore manufacturers to provide us with a significant portion of our bulk materials and several have notified us of disruptions to their production and/or supply chain related to the virus outbreak. Additionally, we believe that a significant portion of the products that we purchase from our domestic suppliers are also manufactured, in whole or in part, offshore and therefore, may be subject to the same risks. Any business disruption or failure of these suppliers to meet delivery requirements and commitments may cause delays in future shipments and potential lost or delayed revenue. Furthermore, the extent any disruptions the outbreak has caused or may cause to our customers or our customers’ customers supply chains or purchasing patterns are not known and cannot be predicted and may cause delays in our shipments and potential lost or delayed revenue. As a result, at the time of this filing, we are unable to determine or predict the overall impact that the coronavirus will have on our business, liquidity, or capital resources.

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

RF INDUSTRIES, LTD.

Date: March 12, 2020	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer

Date: March 12, 2020	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer