Form 10-Q
period 2020-04-30
R F INDUSTRIES LTD
filed 2020-06-11
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 29, 2020 was 9,758,062.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2020	2019
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,076	$12,540
Trade accounts receivable, net of allowance for doubtful accounts of $38 and $23, respectively	4,950	12,190
Inventories	9,100	8,245
Other current assets	1,121	685
TOTAL CURRENT ASSETS	29,247	33,660

Property and equipment:
Equipment and tooling	3,654	3,602
Furniture and office equipment	1,066	998
	4,720	4,600
Less accumulated depreciation	3,923	3,761
Total property and equipment, net	797	839

Operating lease right of use assets, net	1,901	-
Goodwill	2,697	1,340
Amortizable intangible assets, net	3,527	1,092
Non-amortizable intangible assets	1,174	657
Other assets	69	112
TOTAL ASSETS	$39,412	$37,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2020	2019
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,454	$2,406
Accrued expenses	3,305	3,653
Income taxes payable	-	21
Other current liabilities	977	-
TOTAL CURRENT LIABILITIES	5,736	6,080

Deferred tax liabilities	91	-
Operating lease liabilities	1,023	-
Other long-term liabilities	869	87
TOTAL LIABILITIES	7,719	6,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,758,062 and 9,462,267 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively	98	95
Additional paid-in capital	22,652	21,949
Retained earnings	8,943	9,489
TOTAL STOCKHOLDERS' EQUITY	31,693	31,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,412	$37,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

Net sales	$10,390	$13,626	$22,804	$24,273
Cost of sales	7,804	9,532	16,965	17,033

Gross profit	2,586	4,094	5,839	7,240

Operating expenses:
Engineering	528	332	1,124	652
Selling and general	2,246	2,400	4,902	4,439
Total operating expenses	2,774	2,732	6,026	5,091

Operating (loss) income	(188)	1,362	(187)	2,149

Other income	7	14	18	35

(Loss) income before provision (benefit) for income taxes	(181)	1,376	(169)	2,184
Provision (benefit) for income taxes	3	315	(11)	483

Consolidated net (loss) income	$(184)	$1,061	$(158)	$1,701

(Loss) earnings per share
Basic	$(0.02)	$0.11	$(0.02)	$0.18
Diluted	$(0.02)	$0.11	$(0.02)	$0.17

Weighted average shares outstanding
Basic	9,704,880	9,356,660	9,633,935	9,332,665
Diluted	9,704,880	9,837,964	9,633,935	9,837,718

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended April 30, 2020
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2020	9,745,135	$98	$22,524	$9,322	$31,944

Exercise of stock options	12,927	-	32	-	32

Stock-based compensation expense	-	-	96	-	96

Dividends	-	-	-	(195)	(195)

Consolidated net loss	-	-	-	(184)	(184)

Balance, April 30, 2020	9,758,062	$98	$22,652	$8,943	$31,693

	For the Six Months ended April 30, 2020
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	228,870	2	421	-	423

Stock-based compensation expense	-	-	206	-	206

Issuance of restricted stock	54,850	1	(1)	-	-

Issuance of common shares	12,075	-	77	-	77

Dividends	-	-	-	(388)	(388)

Consolidated net loss	-	-	-	(158)	(158)

Balance, April 30, 2020	9,758,062	$98	$22,652	$8,943	$31,693

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended April 30, 2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2019	9,356,935	$94	$21,429	$7,170	$28,693

Exercise of stock options	3,416	-	15	-	15

Stock-based compensation expense	-	-	78	-	78

Dividends	-	-	-	(187)	(187)

Consolidated net income	-	-	-	1,061	1,061

Balance, April 30, 2019	9,360,351	$94	$21,522	$8,044	$29,660

	For the Six Months ended April 30, 2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2018	9,291,201	$93	$20,974	$6,716	$27,783

Exercise of stock options	69,150	1	356	-	357

Stock-based compensation expense	-	-	192	-	192

Dividends	-	-	-	(373)	(373)

Consolidated net income	-	-	-	1,701	1,701

Balance, April 30, 2019	9,360,351	$94	$21,522	$8,044	$29,660

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2020	2019
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(158)	$1,701

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	12	7
Depreciation and amortization	508	278
Stock-based compensation expense	283	192
Deferred income taxes	136	-
Changes in operating assets and liabilities:
Trade accounts receivable	7,499	(2,375)
Inventories	(72)	(345)
Other current assets	(420)	167
Right of use assets	99	-
Other long-term assets	(2)	-
Accounts payable	(1,060)	(721)
Accrued expenses	(872)	(786)
Income tax payable	(21)	-
Other long-term liabilities	(467)	76
Net cash provided by (used in) operating activities	5,465	(1,806)

INVESTING ACTIVITIES:
Capital expenditures	(63)	(199)
Purchase of C Enterprises, net of cash acquired ($143)	-	(457)
Purchase of Schrofftech, net of cash acquired ($99)	(3,901)	-
Net cash used in investing activities	(3,964)	(656)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	423	357
Dividends paid	(388)	(373)
Net cash provided by (used in) financing activities	35	(16)

Net increase (decrease) in cash and cash equivalents	1,536	(2,478)

Cash and cash equivalents of continuing operations, beginning of period	12,540	16,334

Cash and cash equivalents, end of period	$14,076	$13,856

Supplemental cash flow information – income taxes paid	$395	$255

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2019 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2019 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2019 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

Risks and uncertainties

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (COVID-19) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore have been permitted to continue our operations, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations have been negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by our reduced workforce as many of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, overall demand for our products has been reduced, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three and six months ended April 30, 2020. We currently expect the decline caused by the economic slowdown to persist through the remainder of 2020. The operations of our Cables Unlimited, Inc. subsidiary in Long Island, New York, was particularly affected as many employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the severe impact that COVID-19 has on our Northeastern operations, in May 2020 we applied for and received a $2.8 million of loans (the “PPP Loans”) under the Paycheck Protection Program of the CARES Act. The funds from the PPP Loans are being used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act. To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

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

As of April 30, 2020 and October 31, 2019, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other long-term liabilities.

Revenue recognition

In accordance with Accounting Standards Update ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606) (“ASC 606”), we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. We follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the control of the goods have transferred. Control of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, control is transferred upon shipment; for shipments with terms of FOB Destination, control is transferred upon delivery.

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

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

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

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third-party specialist. Schrofftech serves the high growth wireless, telecom and cable markets. All manufacturing operations are performed at Schrofftech’s facilities in Rhode Island. The Schrofftech business allows us to diversify the types of services provided for our customers in the cable industry.

Although the closing occurred on November 4, 2019, the acquisition of Schrofftech is deemed to have become effective for financial accounting purposes as of November 1, 2019. Accordingly, Schrofftech’s financial results have been included in the results of the Custom Cabling segment for the three and six months ended April 30, 2020 as well as in the consolidated statements of operations. Total costs related to the acquisition of Schrofftech were approximately $151,000, of which $108,000 was incurred in fiscal 2019 and $43,000 was incurred in the six months ended April 30, 2020. All acquisition-related costs have been expensed as incurred and categorized in selling and general expenses. For the three months ended April 30, 2020, Schrofftech contributed revenue and pretax loss of $1.1 million and $95,000, respectively. For the six months ended April 30, 2020, Schrofftech contributed revenue and pretax loss of $2.3 million and $13,000, respectively.

The following table summarizes the components of the purchase price at fair values at November 1, 2019:

Cash consideration paid	$4,000,000
Earn-out liability	1,249,000
Total purchase price	$5,249,000

The following table summarizes the allocation of the purchase price at fair value at November 1, 2019:

Current assets	$1,168,000
Fixed assets	58,000
Intangible assets	3,299,000
Goodwill	1,356,000
Non-interest bearing liabilities	(632,000)
Net assets	$5,249,000

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

Unaudited pro forma financial information assuming the acquisition of C Enterprises and Schrofftech as of November 1, 2018 is presented in the following table:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

Revenue	$10,390	$18,901	$22,804	$35,100
Net (loss) income	(184)	1,371	(158)	2,744

(Loss) earnings per share
Basic	$(0.02)	$0.15	$(0.02)	$0.29
Diluted	$(0.02)	$0.14	$(0.02)	$0.28

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2020	October 31, 2019

Raw materials and supplies	$4,289	$3,576
Work in process	434	791
Finished goods	4,377	3,878

Totals	$9,100	$8,245

No vendors accounted for more than 10% of inventory purchases for the three or six months ended April 30, 2020. For the three months ended April 30, 2019, two vendors accounted for 11% and 10% of inventory purchases. One of these vendors accounted for 14% of inventory purchases for the six months ended April 30, 2019, while a different vendor accounted for 13% of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2020	October 31, 2019

Prepaid taxes	$522	$-
Prepaid expense	436	346
Other	163	339

Totals	$1,121	$685

Note 5 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2020	October 31, 2019

Wages payable	$1,069	$1,591
Accrued receipts	1,562	1,683
Warranty liability	210	-
Deferred revenue	258	-
Other accrued expenses	206	379

Totals	$3,305	$3,653

 Accrued receipts represent purchased inventory for which invoices have not been received.

We recognize an accrued warranty liability for the estimated claims to remedy potential deficiencies of quality or performance of our products in the Schrofftech division within the Custom Cabling segment. The product warranties extend over various periods, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales, any specifically identified warranty issues and current trends and knowledge. We base our estimates in part on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure. Warranty related expenses have not been material and were not material for the three and six months ended April 30, 2020. Warranty liabilities were $210,000 as of April 30, 2020.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2,400,000, which is earned through October 31, 2022. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

The contingent consideration liability represents future earn-out liability that we may be required to pay in conjunction with the acquisition of Schrofftech. We estimate the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2020 (in thousands):

Description	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$869

There were no financial assets or liabilities measured at fair value as of October 31, 2019.

The following table summarizes the Level 3 transactions for the three months ended April 30, 2020 and January 31, 2020 (in thousands):

	Level 3
	April 30, 2020	January 31, 2020	October 31, 2019
Beginning balance	$1,215	$1,249	$-
Payments	-	-	-
Change in value	(346)	(34)	-
Ending Balance	$869	$1,215	$-

As of April 30, 2020, the full amount of the $0.9 million earn-out was classified as other long-term liabilities.

Note 6 – Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 392,838 and 121,015 shares for the three months ended April 30, 2020 and 2019, respectively, and 392,838 and 121,015 shares for the six months ended April 30, 2020 and 2019, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

Weighted average shares outstanding for basic (loss) earnings per share	9,704,880	9,356,660	9,633,935	9,332,665

Add effects of potentially dilutive securities-assumed exercise of stock options	-	481,304	-	505,053

Weighted average shares outstanding for diluted (loss) earnings per share	9,704,880	9,837,964	9,633,935	9,837,718

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

On January 9, 2020, we granted the following equity awards to our managers and officers:

●	Stock grants for a total of 12,075 common shares to three employees. We accounted for these shares as stock-based compensation totaling $77,000;
●	A total of 3,241 incentive stock options to two employees, all of which vested immediately on the date of grant; and
●

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

No other shares or options were granted to company employees during the three and six months ended April 30, 2020 and 2019.

The weighted average fair value of employee stock options that were granted during the six months ended April 30, 2020 and 2019 was estimated to be $3.13 and $4.00, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended April 30,
	2020	2019
Risk-free interest rate	1.57%	2.88%
Dividend yield	1.23%	0.98%
Expected life of the option (in years)	6.47	5.96
Volatility factor	49.14%	55.25%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 10 of our Annual Report on Form 10-K for the year ended October 31, 2019. A summary of the status of the options granted under our stock option plans as of April 30, 2020 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2019	890,147	$3.62
Options granted	130,241	$6.53
Options exercised	(228,870)	$1.85
Options outstanding at April 30, 2020	791,518	$4.61
Options exercisable at April 30, 2020	419,352	$4.37
Options vested and expected to vest at April 30, 2020	790,482	$4.62

Weighted average remaining contractual life of options outstanding as of April 30, 2020: 5.53 years

Weighted average remaining contractual life of options exercisable as of April 30, 2020: 3.58 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2020: 5.52 years

Aggregate intrinsic value of options outstanding at April 30, 2020: $1,224,000

Aggregate intrinsic value of options exercisable at April 30, 2020: $719,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2020: $1,216,000

As of April 30, 2020, $713,000 and $284,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 4.42 and 1.40 years, respectively.

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

Stock option expense

During the three months ended April 30, 2020 and 2019, stock-based compensation expense totaled $96,000 and $78,000, respectively, and was classified in selling and general expense. During the six months ended April 30, 2020 and 2019, stock-based compensation expense totaled $283,000 and $192,000, respectively, and was classified in selling and general expenses.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2020, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $12.5 million.

For the three months ending April 30, 2020, two customers, both distributors, accounted for approximately 11% and 17% of net sales. These same two distributors accounted for 11% and 14%, respectively, of net sales for the six months ending April 30, 2020, while in the same six-month period another customer, a wireless carrier, accounted for 11% of net sales. The two distributors had accounts receivable balances that accounted for 14% and 19%, respectively, of the total net accounts receivable balance at April 30, 2020. For the three months ending April 30, 2019, one of the aforementioned distributors and the wireless carrier accounted for approximately 28% and 14%, respectively, of net sales. This same distributor and a different wireless carrier accounted for approximately 32% and 10%, respectively, of net sales for the six months ending April 30, 2019. At April 30, 2019, the two wireless carrier customers had accounts receivable balances that accounted for approximately 10% and 21% of the total net accounts receivable balance, while the two distributors accounted for 18% and 15% of the total net accounts receivable balance. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2020, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

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

Substantially all of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2020 and 2019 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

United States	$9,982	$13,451	$22,155	$23,921
Foreign Countries:
Canada	290	113	407	278
Mexico	7	-	12	-
All Other	111	62	230	74
	408	175	649	352

Totals	$10,390	$13,626	$22,804	$24,273

Net sales, income (loss) before provision for income taxes and other related segment information for the three months ended April 30, 2020 and 2019 are as follows (in thousands):

	RF Connector and Cable Assembly	Custom Cabling Manufacturing and Assembly	Corporate	Total
2020
Net sales	$3,768	$6,622	$-	$10,390
Income (loss) before provision for income taxes	697	(885)	7	(181)
Depreciation and amortization	41	212	-	253
Total assets	8,126	16,021	15,265	39,412

2019
Net sales	$3,341	$10,285	$-	$13,626
Income before provision for income taxes	257	1,105	14	1,376
Depreciation and amortization	45	96	-	141
Total assets	6,972	12,773	14,660	34,405

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2020 and 2019 are as follows (in thousands):

	RF Connector and Cable Assembly	Custom Cabling Manufacturing and Assembly	Corporate	Total
2020
Net sales	$6,957	$15,847	$-	$22,804
Income (loss) before benefit for income taxes	979	(1,166)	18	(169)
Depreciation and amortization	83	425	-	508
Total assets	8,126	16,021	15,265	39,412

2019
Net sales	$6,599	$17,674	$-	$24,273
Income before provision for income taxes	537	1,611	36	2,184
Depreciation and amortization	90	188	-	278
Total assets	6,972	12,773	14,660	34,405

Note 10 – Income taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The Company continues to evaluate the impact the CARES Act will have on the Company’s tax obligations, but has concluded it will not materially impact the Company’s income taxes for the three and six months ended April 30, 2020.

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

The provision (benefit) for income taxes was 1% and 23% of income before income taxes for the three months ended April 30, 2020 (the “fiscal 2020 quarter”) and 2019 (the “fiscal 2019 quarter”), respectively, and (7%) and 22% of income before income taxes for the six months ended April 30, 2020 and 2019, respectively. The change in the effective tax rate from the fiscal 2019 period to fiscal 2020 period was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to the Company’s forecasted book income in each period.

We had $118,000 and $80,000 of unrecognized tax benefits, inclusive of interest and penalties, as of April 30, 2020 and October 31, 2019, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $30,000 as of April 30, 2020.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2020	October 31, 2019
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$200
Accumulated amortization	(222)	(200)
	201	-

Customer relationships (estimated lives 7 - 15 years)	$5,058	$2,879
Accumulated amortization	(2,126)	(1,884)
	2,932	995

Backlog (estimated life 1 - 2 years)	287	134
Accumulated amortization	(200)	(134)
	87	-

Patents (estimated life 10 - 14 years)	368	142
Accumulated amortization	(61)	(45)
	307	97

Totals	$3,527	$1,092

Non-amortizable intangible assets:
Trademarks	$1,174	$657

Amortization expense for the six months ended April 30, 2020 and the year ended October 31, 2019 was $346,000 and $275,000, respectively. As of April 30, 2020, the weighted-average amortization period for the amortizable intangible assets is 8.39 years.

Note 12 – Commitments

We adopted ASU 2016-02 on November 1, 2019, and elected the practical expedient modified retrospective method whereby the lease qualification and classification was carried over from the accounting for leases under ASC 840. The lease contracts for the corporate headquarters, RF Connector division manufacturing facilities, Cables Unlimited, Rel-Tech, and C Enterprises commenced prior to the effective date of November 1, 2019, and were determined to be operating leases. All other new contracts have been assessed for the existence of a lease and for the proper classification into operating leases. The rate implicit in the leases was undeterminable, and therefore, the discount rate used in all lease contracts is our incremental borrowing rate.

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of 1 year to 3 years, some of which include options to extend the leases for up to 5 years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, whom we make rent payments totaling $14,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ending April 30, 2020 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 30, 2020	April 30, 2020
Operating lease cost	$250	$504

Other information related to leases was as follows (in thousands):

April 30, 2020
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,904

Weighted Average Remaining Lease Term
Operating leases (in months)	30.31

Weighted Average Discount Rate
Operating leases	3.54%

Future minimum lease payments under non-cancellable leases as of April 30, 2020 were as follows:

Year ended October 31,	Operating Leases

2020 (excluding six months ended April 30, 2020)	$507
2021	919
2022	532
2023	166
2024	-
Thereafter	-
Total future minimum lease payments	2,124
Less imputed interest	(124)
Total	$2,000

Reported as of April 30, 2020	Operating Leases
Other current liabilities	$977
Operating lease liabilities	1,023
Finance lease liabilities	-
Total	$2,000

As of April 30, 2020, operating lease ROU asset was $1.9 million and operating lease liability totaled $2.0 million, of which $977,000 is classified as current. There were no finance leases as of April 30, 2020.

Note 13 – Line of credit

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of April 30, 2020, we are in compliance with all loan covenants. Additionally, as of April 30, 2020, no amounts were outstanding under the line of credit.

Note 14 – Cash dividend and declared dividends

During the three months ended April 30, 2020 and 2019, we paid dividends of $0.02 per share for a total of $195,000 and $187,000, respectively.  During the six months ended April 30, 2020 and 2019, we paid dividends of $0.02 per share for a total of $388,000 and $373,000, respectively.

Note 15 – Subsequent event

On May 5, 2020, as part of the Paycheck Protection Program (“PPP”) of the CARES Act, we received PPP loans in the aggregate totaling approximately $2.8 million (“PPP Loan”).  The funds from the PPP Loan will be used to retain employees, maintain payroll and benefits, and make lease and utility payments during the eight-week period following the receipt of the loan, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. To the extent not forgiven, the loan has a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

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

Earn-out liability

The purchase agreement for the acquisition of Schroff Technologies International, Inc. (“Schrofftech”) provides for an earn-out payment of up to $2,400,000, which amount is earned through October 31, 2022. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach, and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

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

 Overview

RF Industries, Ltd. (together with subsidiaries, the “Company,” we,” “us,” or “our”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through our manufacturing and production facilities, we provide a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments. Since the acquisition of Schrofftech in November 2019, we also manufacture and sell energy-efficient cooling systems and integrated small cell solutions and related components.

We operate through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of connector and cable products, including coaxial connectors and cable assemblies that are integrated with coaxial connectors, used in telecommunications and information technology OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, wiring harnesses for a broad range of applications in a diverse set of end markets, energy-efficient cooling systems for wireless base stations and remote equipment shelters and custom designed, pole-ready 5G small cell integrated enclosures. The two segments were determined based on the aggregation of operating divisions that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment.

For the six months ended April 30, 2020, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which accounted for 69% of total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 31% of total sales for the six months ended April 30, 2020.

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (COVID-19) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore have been permitted to continue our operations, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations have been negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by our reduced workforce as many of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, overall demand for our products has been reduced, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three and six months ended April 30, 2020. We currently expect the decline caused by the economic slowdown to persist through the remainder of 2020. The operations of our Cables Unlimited, Inc. subsidiary in Long Island, New York, was particularly affected as many employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products.  Because of the severe impact that COVID-19 has on our Northeastern operations, in May 2020 we applied for and received a $2.8 million of loans (the “PPP Loans”) under the Paycheck Protection Program of the CARES Act. The funds from the PPP Loans are being used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act.  To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of April 30, 2020. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer and those losses could be material.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. While we still believe that our existing current assets, the amount of cash we anticipate will be generated from on-going operations, and funds we received from the PPP Loans collectively will be sufficient to fund our anticipated liquidity and capital resource needs for at least twelve months from the date of this filing, there is some uncertainty because of the unknown future impact of COVID-19 pandemic on our business. Our existing assets and the cash expected to be generated from operations, including its current backlog of unfulfilled orders, will be sufficient during the current fiscal year based on the following:

As of April 30, 2020, we had a total of $14.1 million of cash and cash equivalents compared to a total of $12.5 million of cash and cash equivalents as of October 31, 2019. As of April 30, 2020, we had working capital of $23.5 million and a current ratio of approximately 5.1:1. Despite a decrease in sales as a result of the COVID-19 pandemic, our cash and cash equivalents increased from October 31, 2019 due to the timing of prior sales and the collection of outstanding accounts receivables, resulting in a decrease in the accounts receivable balance by $7.2 million, from $12.2 million as of October 31, 2019 to $5.0 million as of April 30, 2020. As of April 30, 2020, we had $29.2 million in current assets and $5.7 million in current liabilities. As mentioned above, since April 30, 2020 we have received $2.8 million in PPP Loans, which funds will provide us with additional liquidity.

As of April 30, 2020, we had $5.7 million of backlog, compared to $6.1 million as of October 31, 2019. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

We generated cash of $1.5 million during the six months ended April 30, 2020 due largely to the collection of accounts receivables ($7.5 million) that was outstanding as of October 31, 2019. The cash collected from our accounts receivables and the increase in cash from noncash credits from depreciation and amortization ($0.5 million) and from stock-based compensation expense ($0.3 million) was partially offset by the net cash used in the purchase of Schrofftech ($3.9 million), net loss of $158,000, and a decrease in accounts payable ($1.1 million) and accrued expenses ($0.9 million) primarily due to the payout of prior year bonuses. In addition, during the six months ended April 30, 2020, we received $0.4 million from the exercise of stock options and paid out $0.4 million in dividends. The dividends were declared before the full impact of the COVID-19 pandemic was realized.

We do not anticipate needing material additional capital equipment in the next twelve months. In the past, we have financed some of our equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months.

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, which could result in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of April 30, 2020, we were in compliance with all loan covenants. Additionally, as of the date of this report, we have not used the LOC and accordingly, the entire amount of the LOC is currently available.

From time to time, we may undertake acquisitions of other companies or product lines in order to diversify our product and solutions offerings and customer base. Conversely, we may undertake the disposition of a division or product line due to changes in our business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce our liquidity and capital resources while dispositions may increase our cash position, liquidity and capital resources. On November 4, 2019, we purchased the business of Schroff Technologies International, Inc., a Rhode Island-based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. At the closing, in consideration for Schrofftech, we paid the sellers $4 million in cash, and, if certain financial targets are met by Schrofftech over a two-year period, agreed to pay an additional cash earn-out payment of up to $2.4 million.

Results of Operations

Three Months Ended April 30, 2020 vs. Three Months Ended April 30, 2019

Net sales of $10.4 million decreased by 24%, or $3.2 million, for the three months ended April 30, 2020 (the “fiscal 2020 quarter”) compared to the three months ended April 30, 2019 (the “fiscal 2019 quarter”). Net sales for the fiscal 2020 quarter at the Custom Cabling segment decreased by $3.7 million, or 36%, to $6.6 million, compared to $10.3 million in the fiscal 2019 quarter. The decrease was primarily in our project-based business resulting from the slowdown in carrier spending. This decrease was partially offset by additional sales contributed by the newly acquired Schrofftech and C Enterprises, Inc. subsidiaries (we did not own Schrofftech in the fiscal 2019 quarter, and only owned C Enterprises for six weeks in the 2019 quarter). Net sales for the fiscal 2020 quarter at the RF Connector segment increased by $0.5 million, or 15%, to $3.8 million as compared to $3.3 million in the fiscal 2019 quarter.

Gross profit for the fiscal 2020 quarter decreased by $1.5 million to $2.6 million and gross margins decreased to 24.9% of sales from 30.0% of sales in the fiscal 2019 quarter. The decrease in gross profit and gross margins was primarily due to lower sales in the project-based business that resulted in lower coverage of fixed production costs, product mix at the Custom Cabling segment, and increased sales at the C Enterprises subsidiary, whose gross margins are lower than the blended margin of our other divisions.

Engineering expenses increased $0.2 million to $0.5 million for the fiscal 2020 quarter compared to $0.3 million in the fiscal 2019 quarter primarily due to the absorption of the engineering costs of the newly acquired Schrofftech, a company that we did not own in fiscal 2019, and the expenses for a full quarter of C Enterprises, a company that we acquired on March 15, 2019. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased $0.2 million to $2.2 million (22% of sales) compared to $2.4 million (18% of sales) in the second quarter last year primarily due to the decrease in valuation of Schrofftech’s earn-out liability, partially offset with (i) the selling and general expenses of the Schrofftech subsidiary and (ii) a full quarter of selling and general expenses of the C Enterprises subsidiary (last year, we only owned C Enterprises for part of the fiscal quarter). Additionally, total selling and general expenses in the current quarter included $0.2 million of amortization expense, an increase of $0.1 million over last year as a result of the acquisition of Schrofftech, and $0.1 million in stock-based compensation expense.

For the fiscal 2020 quarter, pretax income (loss) for the Custom Cabling segment and the RF Connector segment was $(0.9) million and $0.7 million, respectively, as compared to $1.1 million and $0.3 million for the comparable second quarter last year. The pretax loss at the Custom Cabling segment in the second quarter of fiscal 2020 was primarily due to the lower sales in the project-based business resulting from the slowdown in carrier spending.

The provision for income taxes was 1% and 23% of income before income taxes for the fiscal 2020 quarter and the fiscal 2019 quarter, respectively. The change in the effective tax rate from the fiscal 2019 quarter to fiscal 2020 quarter was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to the Company’s forecasted book income in each period.

For the fiscal 2020 quarter, net loss was $0.2 million and fully diluted loss per share was $0.02 per share as compared to a net income of $1.1 million and fully diluted earnings per share of $0.11 per share for the fiscal 2019 quarter. For the fiscal 2020 quarter, the diluted weighted average shares outstanding was 9,704,880 as compared to 9,837,964 for the fiscal 2019 quarter.

Six Months Ended April 30, 2020 vs. Six Months Ended April 30, 2019

Net sales of $22.8 million decreased by 6%, or $1.5 million, for the six months ended April 30, 2020 (the “fiscal 2020 six-month period”) compared to the six months ended April 30, 2019 (the “fiscal 2019 six-month period”). The decrease in net sales is attributable to a decrease in net sales at the Custom Cabling segment, which decreased by $1.8 million, or 10%, to $15.8 million compared to $17.7 million in the fiscal 2019 six-month period. The decrease was primarily in our project-based business which resulted from the slowdown in carrier spending. This decrease was partially offset by increased sales from the newly acquired Schrofftech and C Enterprises. Net sales for the fiscal 2020 six-month period at the RF Connector segment increased by $0.4 million, or 5%, to $7.0 million compared to $6.6 million in the fiscal 2019 six-month period.

Gross profit for the fiscal 2020 six-month period decreased by $1.4 million to $5.8 million and gross margins decreased to 25.6% of sales from 29.8% of sales in the fiscal 2019 six-month period. The decrease in gross profit and gross margins was primarily due to lower sales in the project-based business that resulted in lower coverage of fixed production costs, product mix at the Custom Cabling segment, and increased sales at the C Enterprises subsidiary, whose gross margins are lower than the blended margins of our other divisions.

Engineering expenses increased $0.4 million to $1.1 million for the fiscal 2020 six-month period compared to $0.7 million in the fiscal 2019 six-month period primarily due to the absorption of the engineering costs of the newly acquired Schrofftech, which we did not own in fiscal 2019, and a full six months of engineering costs at C Enterprises (whose expenses were only included in 2019 for the six-week period following the acquisition of this subsidiary on March 15, 2019). Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased $0.5 million to $4.9 million (22% of sales) compared to $4.4 million (18% of sales) in the six-month period last year largely due to the absorption of the additional selling and general expenses of the Schrofftech and C Enterprises subsidiaries. Additionally, total selling and general expenses in the current quarter included $0.3 million of amortization expense, an increase of $0.2 million over last year as a result of the acquisition of Schrofftech, and $0.3 million in stock-based compensation expense, an increase of $0.1 million over last year due in part to a new officer hired by the Company. These costs were partially offset with a $0.3 million valuation decrease in the Schrofftech earn-out liability.

For the fiscal 2020 six-month period, pretax income (loss) for the Custom Cabling segment and the RF Connector segment was $(1.2) million and $1.0 million, respectively, as compared to $1.6 million and $0.5 million for the comparable six-month period last year. The pretax loss at the Custom Cabling segment in the six-month period of fiscal 2020 was primarily due to the decrease in project-based businesses resulting from the slowdown in carrier spending.

The provision (benefit) for income taxes was (7%) and 22% of income before income taxes for the six months ended April 30, 2020 and 2019, respectively. The change in the effective tax rate from the fiscal 2019 six-month period to fiscal 2020 six-month period was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to the Company’s forecasted book income in each period.

For the fiscal 2020 six-month period, net loss was $0.2 million and fully diluted loss per share was $0.02 per share as compared to a net income of $1.7 million and fully diluted earnings per share of $0.17 per share for the fiscal 2019 six-month period. For the fiscal 2020 six-month period, the diluted weighted average shares outstanding was 9,633,935 as compared to 9,837,718 for the fiscal 2019 six-month period.

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

As described throughout our quarterly report, during the quarter ended January 31, 2020, we acquired Schrofftech, which is now a wholly-owned subsidiary of RF Industries. We are currently integrating policies, processes, technology, and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until we are fully integrated, we will maintain the operational integrity of each division’s internal control over financial reporting.

Other than as described above, there has been no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. Further, the current coronavirus (“COVID-19”) pandemic and actions taken to address the pandemic may exacerbate the risks described in our SEC reports. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable. In March 2020, the WHO characterized COVID-19 as a pandemic. This pandemic has resulted in a global health crisis that is adversely affecting broader economies, financial markets, and the business environment worldwide. We are monitoring the global impact of the COVID-19 pandemic and taking steps to mitigate the accompanying impact on our business by working with our employees, customers, suppliers, and other stakeholders. The pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business. Portions of our workforce may be unable to work effectively due to illness and containment measures, including quarantines, illness precautions, travel restrictions, and other restrictions. We experienced volatility in customer demand as their businesses were impacted by the pandemic. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders and purchases and declines in our collections of accounts receivable. Furthermore, the pandemic has impacted and may further impact the broader U.S. economy, including negatively impacting economic growth, the proper functioning of financial and capital markets and interest rates, all of which could lead to a decline in our net sales. Due to the speed with which the situation is developing, the breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our stock price, access to capital, consolidated results of operations, financial position and cash flows could be material.

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

RF INDUSTRIES, LTD.

Date: June 11, 2020	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2020	By:	/s/ Mark Turfler
Mark Turfler Chief Financial Officer (Principal Financial and Accounting Officer)