Form 10-Q
period 2020-07-31
R F INDUSTRIES LTD
filed 2020-09-10
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of August 28, 2020 was 9,771,517.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2020	2019
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,628	$12,540
Trade accounts receivable, net of allowance for doubtful accounts of $54 and $23, respectively	5,048	12,190
Inventories	9,247	8,245
Other current assets	1,245	685
TOTAL CURRENT ASSETS	31,168	33,660

Property and equipment:
Equipment and tooling	3,705	3,602
Furniture and office equipment	1,070	998
	4,775	4,600
Less accumulated depreciation	4,002	3,761
Total property and equipment, net	773	839

Operating lease right of use assets, net	1,659	-
Goodwill	2,697	1,340
Amortizable intangible assets, net	3,354	1,092
Non-amortizable intangible assets	1,174	657
Other assets	69	112
TOTAL ASSETS	$40,894	$37,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2020	2019
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,221	$2,406
Accrued expenses	2,601	3,653
Current portion of PPP Loan	1,234	-
Income taxes payable	-	21
Other current liabilities	952	-
TOTAL CURRENT LIABILITIES	6,008	6,080

Deferred tax liabilities	174	-
Operating lease liabilities	801	-
PPP Loan	1,554	-
Other long-term liabilities	558	87
TOTAL LIABILITIES	9,095	6,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,771,517 and 9,462,267 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively	98	95
Additional paid-in capital	22,840	21,949
Retained earnings	8,861	9,489
TOTAL STOCKHOLDERS' EQUITY	31,799	31,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,894	$37,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

Net sales	$9,544	$15,511	$32,348	$39,784
Cost of sales	6,814	11,245	23,778	28,279

Gross profit	2,730	4,266	8,570	11,505

Operating expenses:
Engineering	429	381	1,553	1,033
Selling and general	2,521	2,609	7,423	7,048
Total operating expenses	2,950	2,990	8,976	8,081

Operating (loss) income	(220)	1,276	(406)	3,424

Other income	1	39	18	75

(Loss) income before provision (benefit) for income taxes	(219)	1,315	(388)	3,499
(Benefit) provision for income taxes	(137)	277	(148)	760

Consolidated net (loss) income	$(82)	$1,038	$(240)	$2,739

(Loss) earnings per share
Basic	$(0.01)	$0.11	$(0.02)	$0.29
Diluted	$(0.01)	$0.11	$(0.02)	$0.28

Weighted average shares outstanding
Basic	9,714,700	9,363,528	9,661,054	9,343,067
Diluted	9,714,700	9,872,899	9,661,054	9,849,889

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended July 31, 2020
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, April 30, 2020	9,758,062	$98	$22,652	$8,943	$31,693

Exercise of stock options	12,339	-	22	-	22

Stock-based compensation expense	-	-	161	-	161

Issuance of common shares	1,116	-	5	-	5

Consolidated net loss	-	-	-	(82)	(82)

Balance, July 31, 2020	9,771,517	$98	$22,840	$8,861	$31,799

	For the Nine Months ended July 31, 2020
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	241,209	2	443	-	445

Stock-based compensation expense	-	-	367	-	367

Issuance of restricted stock	54,850	1	(1)	-	-

Issuance of common shares	13,191	-	82	-	82

Dividends	-	-	-	(388)	(388)

Consolidated net loss	-	-	-	(240)	(240)

Balance, July 31, 2020	9,771,517	$98	$22,840	$8,861	$31,799

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2020	2019
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(240)	$2,739

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Bad debt expense	17	2
Depreciation and amortization	760	418
Stock-based compensation expense	449	260
Deferred income taxes	219	-
Changes in operating assets and liabilities:
Trade accounts receivable	7,395	(4,358)
Inventories	(219)	(498)
Other current assets	(544)	146
Right of use assets	94	-
Other long-term assets	(2)	-
Accounts payable	(1,293)	129
Accrued expenses	(1,576)	(908)
Income tax payable	(21)	-
Other long-term liabilities	(778)	80
Net cash provided by (used in) operating activities	4,261	(1,990)

INVESTING ACTIVITIES:
Capital expenditures	(117)	(429)
Purchase of C Enterprises, net of cash acquired ($143)	-	(457)
Purchase of Schrofftech, net of cash acquired ($99)	(3,901)	-
Net cash used in investing activities	(4,018)	(886)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	445	414
Dividends paid	(388)	(560)
Proceeds from PPP Loan	2,788	-
Net cash provided by (used in) financing activities	2,845	(146)

Net increase (decrease) in cash and cash equivalents	3,088	(3,022)

Cash and cash equivalents of continuing operations, beginning of period	12,540	16,334

Cash and cash equivalents, end of period	$15,628	$13,312

Supplemental cash flow information – income taxes paid	$415	$613

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2019 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2019 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2019 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). C Enterprises is a wholly-owned subsidiary that RF Industries, Ltd. acquired effective March 15, 2019. For periods on or before January 31, 2019, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, and Rel-Tech, and periods between January 31, 2019 and October 31, 2019, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, and C Enterprises. Schrofftech is a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2019. For periods after October 31, 2019, references to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. All intercompany balances and transactions have been eliminated in consolidation.

Risks and uncertainties

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore have been permitted to continue our operations, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations have been negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by our reduced workforce as many of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, overall demand for our products has been reduced, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three and nine months ended July 31, 2020. We currently expect the decline caused by the economic slowdown to persist through at least the remainder of 2020. During the periods covered by this report, the operations of our three subsidiaries in the Northeast were affected as many of our employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the impact that COVID-19 had on our Northeastern operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). See Note 13 on discussions of the PPP Loans.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of July 31, 2020. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

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

As of July 31, 2020 and October 31, 2019, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and the current portion of the PPP Loan approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other long-term liabilities.

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

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third-party specialist. Schrofftech serves the high growth wireless, telecom and cable markets. All manufacturing operations are performed at Schrofftech’s facilities in Rhode Island. The Schrofftech business allows us to diversify the types of services provided for our customers in these markets. All manufacturing operations are performed at Schrofftech’s facilities in Rhode Island.

Although the closing occurred on November 4, 2019, the acquisition of Schrofftech is deemed to have become effective for financial accounting purposes as of November 1, 2019. Accordingly, Schrofftech’s financial results have been included in the results of the Custom Cabling segment for the three and nine months ended July 31, 2020 as well as in the consolidated statements of operations. Total costs related to the acquisition of Schrofftech were approximately $151,000, of which $108,000 was incurred in fiscal 2019 and $43,000 was incurred in the nine months ended July 31, 2020. All acquisition-related costs have been expensed as incurred and categorized in selling and general expenses. For the three months ended July 31, 2020, Schrofftech contributed revenue and pretax loss of $0.7 million and $254,000, respectively. For the nine months ended July 31, 2020, Schrofftech contributed revenue and pretax loss of $3.0 million and $266,000, respectively.

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

Unaudited pro forma financial information assuming the acquisition of C Enterprises and Schrofftech as of November 1, 2018 is presented in the following table:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

Revenue	$9,544	$17,640	$32,348	$50,097
Net (loss) income	(82)	1,387	(240)	4,049

(Loss) earnings per share
Basic	$(0.01)	$0.15	$(0.02)	$0.43
Diluted	$(0.01)	$0.14	$(0.02)	$0.41

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2020	October 31, 2019

Raw materials and supplies	$4,495	$3,576
Work in process	352	791
Finished goods	4,400	3,878

Totals	$9,247	$8,245

For the three months ended July 31, 2020, two vendors accounted for 12% and 10% of inventory purchases. No vendors accounted for more than 10% of inventory purchases for the nine months ended July 31, 2020. For the three months ended July 31, 2019, two vendors accounted for 23% and 14% of inventory purchases. These same two vendors accounted for 17% and 14% of inventory purchases, respectively, for the nine months ended July 31, 2019. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2020	October 31, 2019

Prepaid taxes	$753	$-
Prepaid expense	361	346
Other	131	339

Totals	$1,245	$685

Note 5 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2020	October 31, 2019

Wages payable	$1,368	$1,591
Accrued receipts	736	1,683
Warranty liability	217	-
Deferred revenue	47	-
Other accrued expenses	233	379

Totals	$2,601	$3,653

 Accrued receipts represent purchased inventory for which invoices have not been received.

We recognize an accrued warranty liability for the estimated claims to remedy potential deficiencies of quality or performance of our products in the Schrofftech division within the Custom Cabling segment. The product warranties extend over various periods, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales, any specifically identified warranty issues and current trends and knowledge. We base our estimates in part on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure. Warranty related expenses have not been material and were not material for the three and nine months ended July 31, 2020. Warranty liabilities were $217,000 as of July 31, 2020.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2,400,000, which is earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

The contingent consideration liability represents the future earn-out liability that we may be required to pay in conjunction with the acquisition of Schrofftech. We estimate the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2020 (in thousands):

Description	Level 3
Earn-out liability	$558

There were no financial assets or liabilities measured at fair value as of October 31, 2019.

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended July 31, 2020, April 30, 2020, and January 31, 2020 (in thousands):

	Level 3
	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019
Beginning balance	$869	$1,215	$1,249	$-
Change in value	(311)	(346)	(34)	-
Ending balance	$558	$869	$1,215	$-

As of July 31, 2020, the full amount of the $0.6 million earn-out was classified as other long-term liabilities.

Note 6 – (Loss) earnings per share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 402,838 and 124,097 shares for the three months ended July 31, 2020 and 2019, respectively, and 402,838 and 124,097 shares for the nine months ended July 31, 2020 and 2019, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

Weighted average shares outstanding for basic (loss) earnings per share	9,714,700	9,363,528	9,661,054	9,343,067

Add effects of potentially dilutive securities-assumed exercise of stock options	-	509,371	-	506,822

Weighted average shares outstanding for diluted (loss) earnings per share	9,714,700	9,872,899	9,661,054	9,849,889

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

On June 30, 2020, one employee was granted 10,000 incentive stock options. These options vested 2,500 on the date of grant, and the balance vests as to 2,500 shares per year thereafter on each of the next three anniversaries of June 30, 2020, and expire ten years from the date of grant.

No other shares or options were granted to company employees during the three and nine months ended July 31, 2020 and 2019.

The weighted average fair value of employee stock options that were granted during the nine months ended July 31, 2020 and 2019 was estimated to be $3.06 and $3.98, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2020	2019
Risk-free interest rate	1.58%	2.86%
Dividend yield	0.63%	0.98%
Expected life of the option (in years)	7.01	5.90
Volatility factor	52.68%	55.42%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 10 of our Annual Report on Form 10-K for the year ended October 31, 2019. A summary of the status of the options granted under our stock option plans as of July 31, 2020 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2019	890,147	$3.62
Options granted	140,241	$6.40
Options exercised	(241,209)	$1.85
Options outstanding at July 31, 2020	789,179	$4.66
Options exercisable at July 31, 2020	459,513	$4.48
Options vested and expected to vest at July 31, 2020	788,143	$4.67

Weighted average remaining contractual life of options outstanding as of July 31, 2020: 4.98 years

Weighted average remaining contractual life of options exercisable as of July 31, 2020: 2.84 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2020: 4.97 years

Aggregate intrinsic value of options outstanding at July 31, 2020: $719,000

Aggregate intrinsic value of options exercisable at July 31, 2020: $433,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2020: $714,000

As of July 31, 2020, $619,000 and $255,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 4.31 and 1.27 years, respectively.

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

Non-employee directors who are also a chairperson of a committee of the Board receive additional compensation of $15,000 annually, which is payable in cash. On June 5, 2020, the Board of Directors revised the committee chair compensation so that all future compensation from July 1, 2020 through the next annual meeting of the stockholders will be payable in shares of common stock rather than cash. Shares issued as compensation will be valued at the closing RFIL stock price on the last day of each quarter. Accordingly, on July 31, 2020, each of the four committee chairpersons was awarded 279 shares at $4.47 per share.  Beginning August 1, 2020, the full $15,000 additional compensation will be payable in shares of common stock valued at the closing RFIL stock price on the last day of the quarter. We account for these shares as stock-based compensation.

Stock option expense

During the three months ended July 31, 2020 and 2019, stock-based compensation expense totaled $166,000 and $68,000, respectively, and was classified in selling and general expense. During the nine months ended July 31, 2020 and 2019, stock-based compensation expense totaled $449,000 and $260,000, respectively, and was classified in selling and general expenses.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At July 31, 2020, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $14.0 million.

For the three months ending July 31, 2020, two customers, both distributors, accounted for approximately 18% and 13% of net sales. These same two distributors accounted for 15% and 12%, respectively, of net sales for the nine months ending July 31, 2020. The two distributors had accounts receivable balances that accounted for 21% and 14%, respectively, of the total net accounts receivable balance at July 31, 2020. For the three months ending July 31, 2019, two customers, a wireless carrier and one of the aforementioned distributors, accounted for approximately 35% and 11%, respectively, of net sales. This same wireless carrier and a different distributor accounted for approximately 19% and 23%, respectively, of net sales for the nine months ending July 31, 2019. At July 31, 2019, the wireless carrier and one of the distributors had accounts receivable balances that accounted for approximately 47% and 11%, respectively, of the total net accounts receivable balance. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2020, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

The RF Connector segment consisted of one division and the Custom Cabling segment was composed of four divisions. The five divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales; sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2020 and 2019 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

United States	$9,315	$15,154	$31,471	$39,075
Foreign Countries:
Canada	124	156	530	433
Mexico	-	109	12	109
All Other	105	92	335	167
	229	357	877	709

Totals	$9,544	$15,511	$32,348	$39,784

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended July 31, 2020 and 2019 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2020
Net sales	$3,611	$5,933	$-	$9,544
Income (loss) before benefit for income taxes	500	(720)	1	(219)
Depreciation and amortization	40	212	-	252
Total assets	8,413	15,539	16,942	40,894

2019
Net sales	$3,462	$12,049	$-	$15,511
Income before provision for income taxes	151	1,125	39	1,315
Depreciation and amortization	40	100	-	140
Total assets	6,969	15,007	14,137	36,113

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the nine months ended July 31, 2020 and 2019 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2020
Net sales	$10,568	$21,780	$-	$32,348
Income (loss) before benefit for income taxes	1,479	(1,886)	19	(388)
Depreciation and amortization	123	637	-	760
Total assets	8,413	15,539	16,942	40,894

2019
Net sales	$10,061	$29,723	$-	$39,784
Income before provision for income taxes	697	2,727	75	3,499
Depreciation and amortization	130	288	-	418
Total assets	6,969	15,007	14,137	36,113

Note 10 – Income taxes

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes several provisions that provide economic relief for individuals and businesses. We continue to evaluate the impact the CARES Act will have on our tax obligations, but have concluded it did not materially impact our income taxes for the three and nine months ended July 31, 2020.

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

The provision or benefit for income taxes was 63% and 21% of (loss) income before income taxes for the three months ended July 31, 2020 (the “fiscal 2020 quarter”) and 2019 (the “fiscal 2019 quarter”), respectively, and 38% and 22% of (loss) income before income taxes for the nine months ended July 31, 2020 (the “fiscal 2020 period”) and 2019 (the “fiscal 2019 period”), respectively. The change in the effective tax rate from the fiscal 2019 period to fiscal 2020 period was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

We had $101,000 and $80,000 of unrecognized tax benefits, inclusive of interest and penalties, as of July 31, 2020 and October 31, 2019, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $26,000 as of July 31, 2020.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2020	October 31, 2019
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$200
Accumulated amortization	(233)	(200)
	190	-

Customer relationships (estimated lives 7 - 15 years)	5,058	2,879
Accumulated amortization	(2,246)	(1,884)
	2,812	995

Backlog (estimated life 1 - 2 years)	287	134
Accumulated amortization	(234)	(134)
	53	-

Patents (estimated life 10 - 14 years)	368	142
Accumulated amortization	(69)	(45)
	299	97

Totals	$3,354	$1,092

Non-amortizable intangible assets:
Trademarks	$1,174	$657

Amortization expense for the nine months ended July 31, 2020 and the year ended October 31, 2019 was $519,000 and $275,000, respectively. As of July 31, 2020, the weighted-average amortization period for the amortizable intangible assets is 8.39 years.

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

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of 1 year to 3 years, some of which include options to extend the leases for up to 5 years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $14,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ending July 31, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2020
Operating lease cost	$248	$752
Short-term lease cost	-	1

Other information related to leases was as follows (in thousands):

July 31, 2020
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,659

Weighted Average Remaining Lease Term
Operating leases (in months)	25.33

Weighted Average Discount Rate
Operating leases	3.54%

Future minimum lease payments under non-cancellable leases as of July 31, 2020 were as follows:

Year ended October 31,	Operating Leases

2020 (excluding nine months ended July 31, 2020)	$254
2021	920
2022	532
2023	166
2024	-
Thereafter	-
Total future minimum lease payments	1,872
Less imputed interest	(119)
Total	$1,753

Reported as of July 31, 2020	Operating Leases
Other current liabilities	$952
Operating lease liabilities	801
Finance lease liabilities	-
Total	$1,753

As of July 31, 2020, operating lease ROU asset was $1.7 million and operating lease liability totaled $1.8 million, of which $952,000 is classified as current. There were no finance leases as of July 31, 2020.

Note 13 – Line of credit and PPP loan

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of July 31, 2020, we are in compliance with all loan covenants. Additionally, as of July 31, 2020, no amounts were outstanding under the line of credit.

In May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at our New York facility). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act. To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

Future minimum loan payments as of July 31, 2020 were as follows:

Year ended October 31,	PPP Loan

2020 (excluding nine months ended July 31, 2020)	$-
2021	1,699
2022	1,089
Total future minimum payments	$2,788

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three months ended July 31, 2020. During the three months ended July 31, 2019, we paid dividends of $0.02 per share for a total of $187,000.  During the nine months ended July 31, 2020 and 2019, we paid dividends of $0.02 per share for a total of $388,000 and $560,000, respectively.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balance, credit quality of our customers, current economic conditions and other factors that may affect a customer’s ability to pay.

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

Warranty Reserve

We recognize an accrued warranty liability for the estimated claims to remedy potential deficiencies of quality or performance of our products in the Schroff Technologies International, Inc. (“Schrofftech”) division within the Custom Cabling and Manufacturing Assembly segment. The product warranties extend over various periods, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales, any specifically identified warranty issues and current trends and knowledge. We base our estimates in part on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results, including in the case of a significant product failure.

Earn-out Liability

The purchase agreement for the acquisition of Schrofftech provides for an earn-out payment of up to $2,400,000, which amount is earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach, and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

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

For the nine months ended July 31, 2020, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 67% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 33% of total sales for the nine months ended July 31, 2020.

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore have been permitted to continue our operations, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations have been negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by our reduced workforce as many of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, overall demand for our products has been reduced, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three and nine months ended July 31, 2020. We currently expect the decline caused by the economic slowdown to persist through the remainder of 2020. The operations of our Cables Unlimited, Inc. subsidiary in Long Island, New York, was particularly affected as many employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the impact that COVID-19 has on our Northeastern operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act. To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of July 31, 2020. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. While we still believe that our existing current assets, the amount of cash we anticipate will be generated from on-going operations, and funds we received from the PPP Loans collectively will be sufficient to fund our anticipated liquidity and capital resource needs for at least twelve months from the date of this filing, there is some uncertainty because of the unknown future impact of COVID-19 pandemic on our business. Nevertheless, we believe that our existing assets and the cash we expect to generate from operations, including from our current backlog of unfulfilled orders, will be sufficient to fund our liquidity needs during the next twelve months from the date of this filing based on the following:

As of July 31, 2020, we had a total of $15.6 million of cash and cash equivalents compared to a total of $12.5 million of cash and cash equivalents as of October 31, 2019. As of July 31, 2020, we had working capital of $25.2 million and a current ratio of approximately 5.2:1. Despite a decrease in sales as a result of the COVID-19 pandemic, our cash and cash equivalents increased from October 31, 2019 due to the receipt of the PPP Loans, and the timing of collections of outstanding accounts receivables, resulting in a decrease in the accounts receivable balance by $7.2 million, from $12.2 million as of October 31, 2019 to $5.0 million as of July 31, 2020. As of July 31, 2020, we had $31.2 million in current assets and $4.8 million in current liabilities.

As of July 31, 2020, we had $5.7 million of backlog, compared to $6.1 million as of October 31, 2019. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

We generated cash of $3.1 million during the nine months ended July 31, 2020 due largely to the receipt of the PPP Loans ($2.8 million) and the collection of accounts receivables ($7.4 million) that were outstanding as of October 31, 2019. The cash received from the PPP Loans and collected from our accounts receivables, and the increase in cash from non-cash credits from depreciation and amortization ($0.8 million) and from stock-based compensation expense ($0.4 million), was partially offset by the net cash used in the purchase of Schrofftech ($3.9 million), net loss of $0.2 million, and a decrease in accounts payable ($1.3 million) and accrued expenses ($1.6 million) primarily due to the payout of prior year bonuses. In addition, during the nine months ended July 31, 2020, we received $0.4 million from the exercise of stock options and paid out $0.4 million in dividends. The current year dividends were declared before the full impact of the COVID-19 pandemic was realized.

We do not anticipate needing material additional capital equipment in the next twelve months. In the past, we have financed some of our equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months.

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, which could result in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of July 31, 2020, we were in compliance with all loan covenants. Additionally, as of the date of this report, we have not used the LOC and accordingly, the entire amount of the LOC is currently available.

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

Results of Operations

Three Months Ended July 31, 2020 vs. Three Months Ended July 31, 2019

Net sales were $9.5 million, a decrease of 39%, or $6.0 million, for the three months ended July 31, 2020 (the “fiscal 2020 quarter”) compared to the three months ended July 31, 2019 (the “fiscal 2019 quarter”). Net sales for the fiscal 2020 quarter at the Custom Cabling segment decreased by $6.1 million, or 51%, to $5.9 million, compared to $12.0 million in the fiscal 2019 quarter. The decrease was primarily in our project-based business due to COVID-19 where we saw project delays with distributed antenna systems (DAS) and small cell as there were difficulties gaining site zoning approvals, lack of building and site access and the availability of work crews. In addition, we continued to see a general slowdown in the wireless macro and tower site business which further impacted our sales. This decrease was partially offset by additional sales contributed by the newly acquired Schrofftech subsidiary as we did not own Schrofftech in the fiscal 2019 quarter.  Net sales for the fiscal 2020 quarter at the RF Connector segment increased by $0.1 million, or 4%, to $3.6 million as compared to $3.5 million in the fiscal 2019 quarter.

Gross profit for the fiscal 2020 quarter decreased by $1.5 million to $2.7 million due to the decrease in net sales, while gross margins increased to 28.6% of sales from 27.5% of sales in the fiscal 2019 quarter. The increase in gross margins was primarily due to the product mix at the Custom Cabling segment.

Engineering expenses remained fairly consistent between the fiscal 2020 quarter and the fiscal 2019 quarter at $0.4 million. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased by $0.1 million to $2.5 million (26% of sales) compared to $2.6 million (17% of sales) in the third quarter last year primarily due to the decrease in valuation of Schrofftech’s earn-out liability. The decrease was partially offset by (i) the addition of the selling and general expenses of the newly acquired Schrofftech subsidiary, and (ii) the severance obligation payable upon an officer’s termination, which included a severance cash payout of $93,500 and the non-cash expense resulting from the accelerated vesting of the officer’s unvested options totaling approximately $58,000. Additionally, total selling and general expenses in the current quarter included $0.2 million of amortization expense, an increase of $0.1 million over last year as a result of the acquisition of Schrofftech, and $0.2 million in stock-based compensation expense.

For the fiscal 2020 quarter, pretax (loss) income for the Custom Cabling segment and the RF Connector segment was $(1.0) million and $0.8 million, respectively, as compared to $1.1 million and $0.2 million for the comparable third quarter last year. The pretax loss at the Custom Cabling segment in the fiscal 2020 quarter was primarily due to the lower sales in the project-based business resulting from the slowdown in carrier spending.

The provision or benefit for income taxes was 63% and 21% of (loss) income before income taxes for the fiscal 2020 quarter and the fiscal 2019 quarter, respectively. The change in the effective tax rate from the fiscal 2019 quarter to fiscal 2020 quarter was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2020 quarter, net loss was $0.1 million and fully diluted loss per share was $0.01 per share as compared to a net income of $1.0 million and fully diluted earnings per share of $0.11 per share for the fiscal 2019 quarter. For the fiscal 2020 quarter, the diluted weighted average shares outstanding was 9,714,700 as compared to 9,872,899 for the fiscal 2019 quarter.

Nine Months Ended July 31, 2020 vs. Nine Months Ended July 31, 2019

Net sales were $32.3 million, a decrease of 19%, or $7.4 million, for the nine months ended July 31, 2020 (the “fiscal 2020 nine-month period”) compared to the nine months ended July 31, 2019 (the “fiscal 2019 nine-month period”). The decrease in net sales is attributable to a decrease in net sales at the Custom Cabling segment, which decreased by $7.9 million, or 27%, to $21.8 million compared to $29.7 million in the fiscal 2019 nine-month period. The decrease was primarily in our project-based business which resulted from the slowdown in carrier spending. This decrease was partially offset by additional sales from the newly acquired Schrofftech and C Enterprises subsidiaries. Net sales for the fiscal 2020 nine-month period at the RF Connector segment increased by $0.5 million, or 5%, to $10.6 million compared to $10.1 million in the fiscal 2019 nine-month period.

Gross profit for the fiscal 2020 nine-month period decreased by $2.9 million to $8.6 million, and gross margins decreased to 26.5% of sales from 28.9% of sales in the fiscal 2019 nine-month period. The decrease in gross profit and gross margins was primarily due to lower sales in the project-based business that resulted in lower coverage of fixed production costs, product mix at the Custom Cabling segment, and increased sales at the C Enterprises subsidiary, whose gross margins are lower than the blended margins of our other divisions.

Engineering expenses increased $0.6 million to $1.6 million for the fiscal 2020 nine-month period compared to $1.0 million in the fiscal 2019 nine-month period primarily due to the absorption of the engineering costs of the newly acquired Schrofftech (which we did not own in fiscal 2019) and a full nine months of engineering costs at C Enterprises (whose expenses were only included in 2019 following the acquisition of this subsidiary on March 15, 2019). Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased $0.4 million to $7.4 million (23% of sales) compared to $7.0 million (18% of sales) in the nine-month period last year largely due to the additional selling and general expenses of the recently acquired Schrofftech and C Enterprises subsidiaries. Additionally, total selling and general expenses in the current nine-month period included (i) $0.5 million of amortization expense, an increase of $0.3 million over last year as a result of the acquisition of Schrofftech, (ii) $0.4 million in stock-based compensation expense, an increase of $0.1 million over last year due in part to option grants to new hires and the expense related to accelerated vesting of options under a departing officer’s severance agreement totaling approximately $58,000, and (iii) the severance obligation payable upon this officer’s termination of $93,500. These costs were partially offset with a $0.7 million valuation decrease in the Schrofftech earn-out liability.

For the fiscal 2020 nine-month period, pretax (loss) income for the Custom Cabling segment and the RF Connector segment was $(2.2) million and $1.8 million, respectively, as compared to $2.7 million and $0.7 million for the comparable nine-month period last year. The pretax loss at the Custom Cabling segment in the nine-month period of fiscal 2020 was primarily due to the decrease in project-based businesses resulting from the slowdown in carrier spending.

The provision or benefit for income taxes was 38% and 22% of (loss) income before income taxes for the nine months ended July 31, 2020 and 2019, respectively. The change in the effective tax rate from the fiscal 2019 nine-month period to the fiscal 2020 nine-month period was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2020 nine-month period, net loss was $0.2 million and fully diluted loss per share was $0.02 per share as compared to a net income of $2.7 million and fully diluted earnings per share of $0.28 per share for the fiscal 2019 nine-month period. For the fiscal 2020 nine-month period, the diluted weighted average shares outstanding was 9,661,054 as compared to 9,849,889 for the fiscal 2019 nine-month period.

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and we necessarily are required to apply our judgment in weighing the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud have been detected. Because of the inherent limitations, we regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

Other than as described above, there has been no changes in our internal control over financial reporting during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2020, we issued a total of 1,116 shares of common stock to the four directors serving on the Company’s Board of Directors who are also a chairperson of a committee.  The shares were issued as compensation for services rendered during the fiscal quarter ended July 31, 2020.  The shares were issued to the directors pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Effective as of September 3, 2020, the Company adopted RF Industries, Ltd. 2020 Equity Incentive Plan (the “2020 Plan”) pursuant to which the Company is authorized to grant awards for up to 1,250,000 shares of common stock, following approval of the 2020 Plan by the Company’s stockholders at the Annual Meeting of Stockholders held on September 3, 2020. A detailed description of the 2020 Plan is contained in the Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on July 22, 2020, as supplemented on August 6, 2020, under the caption “Proposal No. 2 – To approve the RF Industries, Ltd. 2020 Equity Incentive Plan,” and is incorporated herein by reference.

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

RF INDUSTRIES, LTD.

Date: September 10, 2020	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2020	By:	/s/ Peter Yin
Peter Yin Interim Chief Financial Officer (Principal Financial and Accounting Officer)