Form 10-K
period 2020-10-31
R F INDUSTRIES LTD
filed 2020-12-29
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $49.4 million.

On December 28, 2020, the Registrant had 9,848,246 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, particularly those in Asia, the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

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

General

RF Industries, Ltd. (together with subsidiaries, the “Company”, “we”, “us”, or “our”) is a national manufacturer and marketer of interconnect products and systems, including coaxial and specialty cables and connectors, fiber optic cables and connectors, and electrical and electronic specialty cables and components. Through our manufacturing and production facilities, we provide a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (“OEMs”) in several market segments. Since our acquisition of Schroff Technologies International, Inc. in November 2019, we also manufacture and sell energy-efficient cooling systems and integrated small cell solutions and related components.

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

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore have been permitted to continue our operations, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations have been negatively affected by changes that we had to make on our operating methods and procedures, and by our reduced workforce capacity allowed inside our facilities. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, overall demand for our products has been reduced and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

Recent Transactions

On March 15, 2019, we purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors.

On November 4, 2019, we purchased Schroff Technologies International, Inc. (“Schrofftech”), a Rhode Island-based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation.

Strategy

Our overall strategy is to provide our customers with a broad selection of products, rapid and high-quality service, and custom design capabilities, all at competitive prices. Specifically, our strategy is the following:

Provide rapid and flexible design and manufacturing services. Over the past few years we have focused our organization on providing a standardized portfolio, allowing for quick turn readily available products, while having the capabilities, flexible design and manufacturing services to customize our offering to address customer specific requirements or applications.

Competitive pricing. Our manufacturing and distribution arrangements have been designed to lower costs and enable us to offer prices on both our standard and custom manufactured products that are competitive with the marketplace.

Leverage our manufacturing and distribution capabilities and facilities. Our strategy is to operate our five manufacturing and distribution locations to best provide our customers with a competitively priced, high quality product offering delivered with a fast turnaround time. As part of this strategy, we utilize a “one-company” approach to our five production and distribution locations and allocate our resources based on that location’s production specialization capabilities, its proximity to the shipment destination, and on other factors. Using this “one-company” approach, our goal is to leverage available capacity and shorten delivery times, while potentially providing lower shipping costs. Two of our five manufacturing and distribution locations are located in California, while the other three are in the Northeast.

Integrate marketing and selling efforts. Our strategy is to integrate and cross-sell the product lines manufactured at, or distributed by our five facilities. We have been integrating the marketing and sales efforts of the five divisions, thereby expanding the number and type of products each division can offer to its existing client base.

Broad range of immediately available connector products. Our strategy is to stock a large selection of connector parts, including parts for older or discontinued products that are available for immediate delivery. As a result, we are able to fill unique connector orders, as well as provide a broad range of standard connector products.

Targeted focus of product lines. Our strategy is to focus on passive products that are integrated into telecommunications, infrastructure and similar products manufactured by others, rather than manufacturing and selling operating components or products. As a result, we no longer manufacture radio modems, no longer provide mobile management solutions and services, and no longer manufacture medical monitoring products. Our product line focus still remains on supporting and leveraging our distribution channels with our core RF Cable & Connectors, Passive DAS, and Quick-Turn Fiber/Copper assemblies offering, while in parallel we continue to expand our portfolio of integrated solutions to address key end customer and market applications.

Increase long-term relationships with customers. Our goal is to establish long-term relationships with the customers who have to date used us for specialized projects by having our solutions built into the customer’s product specifications and bills of materials. As we remain focused on maintaining and expanding our national distributor relationships through our dedicated sales and management teams, we have invested in a targeted business development efforts to assist in getting more closely aligned with the requirements of strategic end customers.

Grow through strategic and targeted acquisitions. We will continue to consider strategic acquisitions of companies or technologies that can increase or diversify our customer base, supplement our management team, expand our product offerings, and/or expand our footprint in a relevant market segment.

Operations

We currently conduct operations through our five divisions with our product areas divided into two reporting segments.

RF Connector and Cable Assembly Segment.

Our RF Connector and Cable Assembly segment (“RF Connector segment”) consists of the RF Connector and Cable Assembly division (“RF Connector division”) that is based at our headquarters in San Diego, California. The RF Connector division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use a variety of connectivity / communication applications. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard cable products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements.

The RF Connector division typically carries over 1,500 different types of connectors, adapters, tools, and test and measurements kits. This division’s RF connectors are used in thousands of different devices, products and types of equipment. Since the RF Connector division’s standard connectors can be used in a number of different products and devices, the discontinuation of one product typically does not make our connectors obsolete. Accordingly, most connectors that we carry can be marketed for a number of years. Furthermore, because our connector products are not dependent on any single line of products or any market segment, our overall sales of connectors tend to fluctuate less when there are material changes or disruption to a single product line or market segment.

Cable assembly products manufactured and sold by the RF Connector division consist of various types of coaxial cables that are attached to connectors (usually our connectors) for use in a variety of communications applications. Cable assemblies manufactured for the RF Connector division are primarily manufactured at our San Diego, California facilities using state-of-the-art automation equipment and are sold through distributors or directly to major OEM accounts. Our cable assembly portfolio consists of both standard and custom cable assemblies designed for specific customer requirements. We offer a line of cable assemblies with over 100,000 cable product combinations.

We design our connectors at our headquarters in San Diego, California. However, most of the RF connectors are manufactured for us by third-party foreign manufacturers located in Asia.

Custom Cabling Manufacturing and Assembly Segment.

The Custom Cabling segment currently consists of four wholly-owned subsidiaries – three located in the Northeastern U.S and one located in Southern California. C Enterprises, Inc., which the Company acquired in March 2019, and Schrofftech, which was acquired in November 2019, are now part of the Custom Cabling segment. Our plan is to integrate certain aspects of the manufacturing, sales and marketing functions of these divisions so as to better address overlapping market opportunities and to more efficiently manufacture, market, and ship products to our customers.

The four divisions that comprise the current Custom Cabling segment consist of the following:

Cables Unlimited, Inc. Cables Unlimited, Inc. (“Cables Unlimited”) is a custom cable manufacturer located in Yaphank, New York, that we acquired in 2011. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the industrial, defense, telecommunications and wireless markets.  The products sold by Cables Unlimited include custom and standard copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment.

Rel-Tech Electronics, Inc. Rel-Tech Electronics, Inc. (“Rel-Tech”) was acquired in June 2015. Rel-Tech’s offices and manufacturing facilities are located in Milford, Connecticut. Rel-Tech is a designer and manufacturer of cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, and networking and communications cabling.

C Enterprises, Inc. C Enterprises, Inc. (“C Enterprises”) is a fiber optic and copper cable manufacturer located in Vista, California. This subsidiary acquired the business and assets of C Enterprises, L.P. on March 15, 2019. C Enterprises is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. C Enterprises designs, develops and manufactures connectivity solutions to telecommunications and data communications distributors.

Schroff Technologies International, Inc. We acquired Schroff Technologies (“Schrofftech”) in November 2019. Schrofftech is a Rhode Island based manufacturer and marketer of intelligent thermal cooling control systems, along with pole-ready wireless small cell shrouds and enclosures, custom designed for plug-and-play installation. These products are typically used by telecommunications companies across the U.S. and Canada.

Product Description

We produce a broad offering of interconnect products and assemblies used in telecommunications and a range of other industries. The products that we offer and sell consist of the following:

Connector and Cable Products

We design, manufacture and market a broad range of coaxial connectors, adapters and cable assemblies for numerous applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets.

There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, 5G, LTE, Wi-Fi and other broadband wireless infrastructure, GPS (Global Positioning Systems), mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of our connectors include telecommunications companies, circuit board manufacturers, OEMs, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. We market over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

We also design and sell a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, research and development technicians and engineers. These tools are manufactured for us by outside contractors. Tool products are carried as an accommodation to our customers and have not materially contributed to our revenues.

We market and manufacture cable assemblies in a variety of sizes and combinations of RF coaxial connectors and coaxial cabling. Cabling is purchased from a variety of major unaffiliated suppliers and is assembled predominately with our connectors as complete cable assemblies. Coaxial cable assemblies have numerous applications including low PIM, Wi-Fi and wireless local area networks, wide area networks, internet systems, cellular systems including 2.5G, 3G, 4G, 5G, LTE, DAS and Small Cell installations, TV/dish network systems, test equipment, military/aerospace (mil-standard and COTS (Commercial Off–The-Shelf)) and entertainment systems. Cable assemblies are manufactured to customer requirements.

We carry thousands of separate types of connectors, most of which are available in standard sizes and configurations and that are also offered by other companies. However, we also have some proprietary products, including the CompPro product line, OptiFlex cables, and the Schrofftech telecom shelter cooling and control system products. CompPro is a patented compression technology that offers advantages for a water-tight, ruggedized connection, providing easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world. OptiFlex is a hybrid fiber optic and DC power cabling solution that we designed and manufactured, and the Schrofftech products are energy efficient cooling/temperature control and filtration systems for use in telecom shelters, outdoor enclosures and battery/power rooms.

Fiber Optic Products

Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. Through our Cables Unlimited division, we offer a broad range of interconnect products and systems that have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. Cables Unlimited also manufactures OptiFlex, a custom designed hybrid fiber optic and DC power cabling solution manufactured for wireless service providers engaged in upgrading their cell towers. The custom hybrid cable is significantly lighter and possesses greater flexibility than cables previously used for wireless service.

C Enterprises is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. C Enterprises designs, develops and manufactures connectivity solutions to telecommunications and data communications distributors.

Other Cabling Products

We also design, manufacture and sell cable assemblies and wiring harnesses for industrial, oilfield, instrumentation, medical and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, networking and communications cabling. DIN and Mini DIN connector assemblies include power cord, coaxial, Mil-spec and testing.

Telecommunications Thermal Control Systems and Shrouds

Since our acquisition of Schrofftech in November 2019, we now also manufacture and sell intelligent thermal control systems for outdoor telecommunications equipment. The thermal control systems, which can be controlled offsite using networked software at the telecommunication company’s own data center, maintain the interior temperature of telecommunications equipment. Schrofftech has also introduced shrouds for small cell deployments that reduce installation time and improve aesthetics by eliminating the exterior cabling used with current configurations.

Foreign Sales

Net sales to foreign customers accounted for $1,411,000 (or approximately 3%) of our net sales, and $960,000 (or approximately 2%) of our net sales for the fiscal years ended October 31, 2020 and 2019, respectively. The majority of the export sales during these periods were to Canada.

We do not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

We currently sell our products through independent warehousing distributors and through our in-house marketing and sales team. Sales through independent distributors accounted for approximately 55% of our net sales for the fiscal year ended October 31, 2020. Our agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

We contract with outside third parties for the manufacture of a significant portion of our coaxial connectors. However, virtually all of the RF cable assemblies sold during the fiscal year ended October 31, 2020 were assembled at the International Organization for Standardization (ISO) approved factory in San Diego, California. We procure our raw cable from manufacturers with ISO approved factories in the United States, China and Taiwan. The Company primarily relies on several third-party partners for the manufacture of its coaxial connectors, tools and other passive components and receives bulk cable from multiple manufacturing plants. Although we do not have manufacturing contracts with these manufacturers for our connectors and cable products, we do have long-term purchasing relationships. There are certain risks associated with our dependence on third-party manufacturers for some of our products. See “Risk Factors” below. We have in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the manufacturers are not primarily responsible for design work related to the manufacture of the connectors and cable assemblies.

We manufacture custom cable assemblies, adapters and electromechanical wiring harnesses and other products through Cables Unlimited at its Yaphank, New York manufacturing facility. The Yaphank facility is an ISO approved factory. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems' extended warranty.

The Milford, Connecticut facility of Rel-Tech is an ISO approved manufacturing facility that is primarily used to manufacture cable assemblies, electromechanical assemblies, wiring harnesses and other similar products.

The Vista, California facility operated by C Enterprises is an ISO approved manufacturing facility that is primarily used to manufacture fiber optic and copper cable assemblies that are backed by Corning Cable Systems’ extended warranty.

The products sold by Schrofftech are designed and manufactured at its ISO approved manufacturing facility in North Kingstown, Rhode Island. Schrofftech’s products are manufactured and tested in accordance with the ETL Listing standards.

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The RF Connector division purchases most of its connector products from contract manufacturers located in Asia and the United States. We believe that the raw materials used in our products are readily available and that we are not currently dependent on any supplier for our raw materials. We do not currently have any long-term purchase or supply agreements with our connector suppliers. The Custom Cabling divisions obtain coaxial connectors from the RF Connector division. We believe there are numerous domestic and international suppliers of other coaxial connectors that we may need for any of our cabling products.

The Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech divisions purchase largely all of the raw materials used in their products from sources located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States; however, Cables Unlimited purchases most of its fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited in its products are readily available and that Cables Unlimited is not currently dependent on any supplier for its raw materials except where Corning Extended Warranty certification is required. Neither Cables Unlimited nor Rel-Tech Electronics currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Employees

As of October 31, 2020, we employed 271 full-time employees, of whom 54 were in accounting, administration, sales and management, 210 were in manufacturing, distribution and assembly, and seven were engineers engaged in design, engineering and research and development. The employees were based at our facilities in San Diego, California (81 employees), Yaphank, New York (51 employees), Milford, Connecticut (48 employees), Vista, California (79 employees), and North Kingstown, Rhode Island (12 employees). We also occasionally hire part-time employees. We believe that we have a good relationship with our employees.

Patents, Trademarks and Licenses

We own ten U.S. patents related to CompPro Product Line that we acquired in May 2015. The CompPro Product Line utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. The CompPro Product Line is used by wireless network operators, installers and distributors in North America and other parts of the world.

Our Schrofftech subsidiary owns five issued patents on its proprietary telecom shelter cooling and control system technology and its equipment room ventilation controls. Schrofftech has also filed four pending patent applications related to ventilation and control equipment and controls.

The trademarks we own include the “CompPro” registered trademark associated with the compression cable product line and the “OptiFlex™” as a trademark for its hybrid cable wireless tower cable solution. Each of our subsidiaries also use various trademarks (and associated logos and trade names) in their operations, although none of these trademarks have been registered.

Because the RF Connectors division carries thousands of separate types of connectors and other products, most of which are available in standard sizes and configurations and are also offered by our competitors, we do not believe that our cables and connector business or competitive position is dependent on patent protection.

Under its agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are permitted to advertise that they are Corning Cables System CAH Connections SM Gold Program members.

Warranties and Terms

We warrant our products to be free from defects in material and workmanship for varying warranty periods, depending upon the product. Products are generally warranted to the dealer for one year, with the dealer responsible for any additional warranty it may make. The RF Connector products are warranted for the useful life of the connectors. Although we have not experienced any significant warranty claims to date, there can be no assurance that it will not be subjected to such claims in the future.

We usually sell to customers on 30-day terms pursuant to invoices and do not generally grant extended payment terms. Sales to most foreign customers are made on cash terms at time of shipment. Customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

Under its agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations, some of which have greater assets and financial resources, to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, performance and customer service. In addition, rapid technological changes occurring in the communications industry could also lead to the entry of new competitors of all sizes against whom we may not be able to successfully compete.  There can be no assurance that we will be able to compete successfully against existing or new competition, and the inability to do so may result in price reductions, reduced margins, or loss of market share, any of which could have an adverse effect on our business, financial condition and results of operations.

Government Regulations

Our products are designed to meet all known existing or proposed governmental regulations. We believe that we currently meet existing standards for approvals by government regulatory agencies for our principal products.

Our products are Restriction on Hazardous Substances (“RoHS”) compliant.

Investor Information.

Our principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. RF Industries, Ltd. was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and its four wholly-owned subsidiaries, Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., and Schroff Technologies International, Inc.

The Company’s principal Internet website is located at http://www.rfindustries.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). Reports filed with the SEC are also available on the SEC’s website at www.sec.gov. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report.

ITEM 1.A	RISK FACTORS

Investors should carefully consider the risks described below and all other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and investors may lose all or part of their investment in our common stock.

We are heavily dependent upon wireless and broadband communications providers.

Most of our revenues and profitability have in recent years been generated from products that we sell, directly or through our distributors, to the wireless and broadband communications industries. In addition, we also sell connectors, cables and other products to companies that incorporate these products into their own wireless and broadband communications products. As a result, our business is heavily dependent upon the wireless and broadband markets.  Demand for our products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their telecommunication systems. The amount of this capital spending and, therefore, our sales and profitability, will be affected by a variety of factors affecting the telecommunications companies, including general economic conditions, consolidation within the telecommunications industry and the financial condition of operators. Although we sell many products into many different markets other than the telecommunications marketplace, because a major portion of our revenues has historically been derived from direct and indirect sales to wireless and broadband communications companies, our financial condition and results of operations are heavily influenced by the health and growth of the wireless and broadband markets, all of which is beyond our control.

The COVID-19 public health pandemic is adversely affecting, and is expected to continue to adversely affect, certain aspects of our business.

The COVID-19 pandemic, and the reactions of governmental and other authorities to contain, mitigate or combat the pandemic, which have severely restricted the level of economic activity around the world, have impacted, and are expected to continue to impact, our operations, and the nature, extent and duration of the impact of the COVID-19 pandemic or any future disease or adverse health condition is highly uncertain and beyond our control. In response to the COVID-19 pandemic, Federal, state and local governmental agencies have taken and may again take preventative or protective actions, such as imposing restrictions on travel and business operations. The COVID-19 pandemic, and the government’s reaction to the pandemic have significantly slowed capital expenditures in the primary markets for our products, which has resulted in a significant reduction in demand for our products.

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, including reducing our expenses in certain areas of our business, these measures will not fully mitigate the adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations. We cannot predict the degree to, or the period over, which we will be affected by the COVID-19 pandemic and resulting governmental and other measures. However, we expect that the economic effects of the COVID-19 pandemic may continue to adversely affect demand for certain of our products for the foreseeable future.

We depend on third-party contract manufacturers for a majority of our connector manufacturing needs. If they are unable to manufacture a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and profitability would be harmed and our reputation may suffer.

Substantially all of the RF Connector division’s connector products are manufactured by third-party contract manufacturers. We rely on them to procure components for RF connectors and in certain cases to design, assemble and test the products on a timely and cost-efficient basis. If our contract manufacturers are unable to complete design work on a timely basis, we will experience delays in product development and our ability to compete may be harmed. In addition, because some of our manufacturers have manufacturing facilities in Taiwan and China, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If our manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, our operations would be disrupted and our net revenue and profitability would suffer. Moreover, if our third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a higher rate of product returns, which would also reduce our profitability and may harm our reputation and brand.

We do not currently have any long-term supply agreements with any of our contract manufacturers, and such manufacturers could stop manufacturing products for us at any time. Although we believe that we could locate alternate contract manufacturers if any of its manufacturers terminated our business, our operations could be impacted until alternate manufacturers are found.

Our prior acquisitions and potential additional future acquisitions could increase operating costs and expose us to additional risks.

As part of our plan to operate businesses that are profitable and that reflect the changing market, we from time to time sell unprofitable divisions and purchase new businesses. Such recent transactions include the purchase of our new C Enterprises and Schrofftech subsidiaries in 2019. In addition, we have previously disclosed that, as part of our growth strategy, we intend to make additional acquisitions of businesses in the future. While we believe that restructuring our operations and acquiring other businesses will benefit us in the longer term, these acquisitions have in the short term caused us to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of our new subsidiaries, upgrading our information systems, and the cost of managing various divisions in separate locations and states. We may in the future make additional acquisitions. Accordingly, we will be subject to numerous risks associated with the acquisition of additional businesses, including:

●	diversion of management’s attention;

●	the effect on our financial statements of the amortization of acquired intangible assets;

●	the cost associated with acquisitions and the integration of acquired operations;

●	we may not be able to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and

●	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations. There can be no assurance that any business that we acquire will achieve anticipated revenues or operating results.

Our dependence on third-party manufacturers increases the risk that we will not have an adequate supply of products or that our product costs will be higher than expected.

The risks associated with our dependence upon third parties which develop and manufacture and assemble the Company’s products, include:

●	reduced control over delivery schedules and quality;

●	risks of inadequate manufacturing yields and excessive costs;

●	the potential lack of adequate capacity during periods of excess demand; and

●	potential increases in prices due to raw material and/or labor costs.

These risks may lead to increased costs or delay product delivery, which would harm our profitability and customer relationships.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of fair value based on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment upon unexpected significant declines in operating results, the divestiture of a significant component of our business or other factors.

No assurance can be given that events or circumstances will not change regarding the carrying value of goodwill of the Cables Unlimited, Rel-Tech, C-Enterprises and Schrofftech subsidiaries or the CompPro product line. Should we in the future determine that the carrying value of the goodwill associated with some or all of these assets no longer is recoverable, we will have to record additional impairment losses. In the event that we have to record material impairment charges on the Cables Unlimited, Rel-Tech, C-Enterprises or Schrofftech subsidiaries or the CompPro product line, such future charges could materially reduce future earnings, which would negatively affect our stock price.

Changes in technology may reduce the demand for some of our products.

The wireless and telecommunications industry is rapidly changing. Changes in the product demands by telecommunications and other infrastructure companies may make certain of our current products obsolete. Accordingly, we must timely react to technological developments and provide new products to meet the shifting demands of its customers. Our failure to successfully introduce new or enhanced products on a timely and cost-competitive basis could have a material adverse effect on the results of our operations and financial condition.

If the manufacturers of our coaxial connectors or other products discontinue the manufacturing processes needed to meet our demands or fail to upgrade their technologies, we may face production delays.

Our coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, we are subject to the risk that a third-party manufacturer will cease production of some of our products or fail to continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, harm our ability to deliver products on time, or develop new products.

Our dependence upon independent distributors to sell and market our products exposes us to the risk that such distributors may decrease their sales of our products or terminate their relationship with us.

Our sales efforts are primarily affected through independent distributors. Although we have entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. Our distributors are not within our control, are not obligated to purchase products from us, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of our products by our distributors would lead to reduced sales and could materially adversely affect our financial condition, results of operations and business. Selling through indirect channels such as distributors may limit our contact with our ultimate customers and our ability to assure customer satisfaction.

A material portion of our sales is dependent upon a few principal customers, the loss of whom could materially negatively affect our total sales.

Two customers, both distributors, accounted for approximately 14% and 12% of our net sales for the fiscal year ended October 31, 2020. These two distributors each had accounts receivable balances that accounted for 12% of the total net accounts receivable balance at October 31, 2020. For the fiscal year ended October 31, 2019, one of these distributors and a wireless carrier accounted for approximately 19% and 23%, respectively, of our net sales. The wireless carrier’s accounts receivable balance accounted for approximately 56% of the total net accounts receivable balance at October 31, 2019. None of these customers have entered into long-term written agreements with us, nor do they have any minimum purchase obligations. Accordingly, these customers could stop buying our products at any time and for any reason. Also, from time to time we also sell products directly to a few larger end-users for use in upgrading and building out their wireless network infrastructure. A reduction, delay or cancellation of orders from these customers or the loss of our major distributors or any of our primary end-user customers could significantly reduce our revenues and profits. We cannot provide assurance that our existing distributors or primary end-user customers will continue to use us as a primary source of their product requirements.

Difficult conditions in the global economy may adversely affected our business and results of operations.

A prolonged economic downturn, both in the U.S. and worldwide, could lead to lower sales or reduced sales growth, reduced prices, lower gross margins, and increased bad debt risks, all of which could adversely affect our results of operations, financial condition and cash flows. Slowing economic activity, particularly in the telecommunication and data communication and wireless communications industries that represent our largest target market, may adversely impact the demand for our products. If the current economic condition in the U.S. deteriorates, our results could be adversely affected as demand for wireless products lessens. There could also be a number of other adverse follow-on effects on our business from a deterioration of economic conditions or from a credit crisis, including insolvency of certain key distributors, key suppliers, contract manufacturers and customers.

Because the markets in which we compete are highly competitive, a failure to effectively compete could result in an immediate and substantial loss of market share.

The markets in which we operate are highly competitive and we expect that competition will increase in these markets. In particular, the wireless and telecommunications markets in which most of our products are sold are intensely competitive. A failure to effectively compete in this market could result in an immediate and substantial loss of revenues and market share. Because most of our sales are derived from products that are not proprietary or that can be used to distinguish us from our competitors, our ability to compete successfully in these markets depends on a number of factors, including:

●	product quality;
●	reliability;
●	customer support;
●	time-to-market;
●	price;
●	market acceptance of competitors’ products; and
●	general economic conditions.

Our revenues may suffer if we are not able to effectively satisfy our customers in each of the foregoing ways. In addition, our competitors or customers may offer enhancements to its existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower-cost or higher performance alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable.

Many of our competitors have significantly greater financial and other resources. In certain circumstances, our customers or potential customers have internal manufacturing capabilities with which we may compete.

If the industries into which we sell our products experience recession or other cyclical effects impacting the budgets of our customers, our operating results could be negatively impacted.

The primary customers for our connector and cable products are in the wireless communications industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cut back of budgets would likely result in a reduction in demand for our products and services and could harm our business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including us. No assurance can be given that the wireless communications industry will not experience a material downturn in the near future. Any cyclical downturn in the communications industry could have a material adverse effect on us.

Because we sell our products to foreign customers, we are exposed to all of the risks associated with international sales, including foreign currency exposure.

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 3% and 2% of our net sales during the years ended October 31, 2020 and 2019, respectively. International revenues are subject to a number of risks, including:

●	longer accounts receivable payment cycles;
●	difficulty in enforcing agreements and in collecting accounts receivable;
●	tariffs and other restrictions on foreign trade;
●	economic and political instability; and the
●	burdens of complying with a wide variety of foreign laws.

Our foreign sales are also affected by general economic conditions in its international markets. A prolonged economic downturn in our foreign markets could have a material adverse effect on our business. There can be no assurance that the factors described above will not have an adverse material effect on our future international revenues and, consequently, on our financial condition, results of operations and business.

Since sales made to foreign customers or foreign distributors have historically been in U.S. dollars, we have not been exposed to the risks of foreign currency fluctuations. However, if we in the future are required to accept sales denominated in the currencies of the countries where sales are made, we will thereafter also be exposed to currency fluctuation risks.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. However, other than the employment agreement entered into with Mr. Dawson, the Company’s Chief Executive Officer, we currently do not have any other written employment agreements with our executive officers and managers. The market for employees in our industry is extremely competitive and the cost for new employees may exceed the cost of existing employees. The loss of key management and technical personnel, could have an adverse effect on our business, financial position and results of operations.

We have few patent rights in the technology employed in our products, which may limit our ability to compete.

Other than the patents that we own related to the CompPro proprietary product line and the Schrofftech telecom shelter cooling products and control systems, we do not hold any other United States or foreign patents. Since we do not seek to protect our rights in the technology that we develop or that our third-party contract manufacturers develop for us by means of the patent laws, competitors can and do sell most of the same products as us, and we cannot prevent or restrict such competition.

Volatility of trading prices of our stock could result in a loss on an investment in our stock.

The market price of our common stock has varied greatly, and the trading volume of our common stock has fluctuated greatly as well. These fluctuations often occur independently of our performance or any of our announcements. Factors that may result in such fluctuations include:

●	any shortfall in revenues or net income from revenues or net income expected by securities analysts, or a net loss in our quarterly or annual operations;

●	fluctuations in our financial results or the results of other communications-related companies, including those of our direct competitors;

●	general conditions in the connector and communications industries;

●	changes in our revenue growth rates or the growth rates of our competitors;

●	sales of large blocks of our common stock; and

●	conditions in the financial markets in general.

In addition, the stock market may, from time to time, experience extreme price and volume fluctuations, which may be unrelated to the operating performance of any specific company. Accordingly, the market prices of our common stock may be expected to experience significant fluctuations in the future.

Failure to maintain an effective system of internal control over financial reporting or to remediate weaknesses could materially harm our revenues, erode stockholder confidence in our ability to pursue business and report our financial results/condition, and negatively affect the trading price of our common stock.

As a public reporting company, we are required to establish and maintain effective internal control over financial reporting. Failure to establish such internal control, or any failure of such internal control once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our internal control over financial reporting could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Any assessment by management that there are weaknesses in our internal control over financial reporting may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in the internal controls over financial reporting (including those weaknesses identified in periodic reports), or disclosure of management’s assessment of the internal controls over financial reporting may have an adverse impact on the price of our common stock.

As of October 31, 2020 and 2019, we determined that our internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. Additionally, we may be exposed to increased cyber security risks as a result of remote working requirements imposed on us as a result of the COVID-19 pandemic. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with its employees and business partners. Our technologies, systems, networks, and those of its business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to date we have not experienced any losses relating to cyber attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

During fiscal 2020, we made two dividends distributions to our stockholders (for a total of $0.04 per share), but thereafter stopped paying dividends because of the decrease in revenues and profitability and the uncertainty associated with COVID-19. Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Therefore, even if our operations return to their prior level of profitability, any decision to pay dividends in the future will depend on various other factors that the Board may consider relevant. Accordingly, no assurance can be given that we will once again pay regular dividends in the future. If we do not pay a cash dividend, our stockholders will not realize a return on their investment in the common stock except to the extent of any appreciation in the value of the common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. At that location, we lease three buildings, with a total of approximately 21,908 square feet of office, warehouse and manufacturing space, that house our corporate administration, sales and marketing, and engineering departments. The buildings also are used for production and warehousing by our RF Connector segment. We also lease spaces in four other locations in the United States that house the administration offices and manufacturing facilities for our Custom Cabling segment. The table below shows a summary of the square footage of these locations as of October 31, 2020:

Leased

Milford, CT	13,750
North Kingstown, RI	10,700
Vista, CA	24,014
Yaphank, NY	19,500

ITEM 3.	LEGAL PROCEEDINGS

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

Stockholders. As of October 31, 2020, there were 273 holders of our common stock according to the records of our transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Repurchase of Securities. We did not repurchase any securities during the fiscal year October 31, 2020.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by us that were not registered under the Securities Act during fiscal 2020.

Dividend Policy. During the past nine years, we have paid dividends on a quarterly basis. This fiscal year, due to the impact of the COVID-19 pandemic on our financial results, our Board terminated these dividend payments after the first two fiscal quarters. The declaration and amount of any actual cash dividend are in the sole discretion of the our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. Accordingly, if and when any dividends will be declared in the future will be determined by our Board based on the Company’s future operations and on the Board’s decision regarding the use of any future earnings.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2020 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
2010 Stock Incentive Plan	778,143	$4.67	-	(1)
2020 Equity Incentive Plan	10,000	$4.66	1,197,399
Total	788,143	$4.67	1,197,399

(1)	The RF Industries, Ltd. 2010 Stock Incentive Plan expired on March 8, 2020. Accordingly, additional equity incentive awards cannot be granted under this plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

On November 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow moving items and makes provisions as necessary to properly reflect inventory value. Because inventories have, during the past couple years, represented up to one-fourth of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balance, credit quality of our customers, current economic conditions and other factors that may affect a customer’s ability to pay.

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

We account for uncertain tax positions by determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities upon examination based on the technical merits of the position. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in our consolidated balance sheets. See Note 8 to the Consolidated Financial Statements included in this Report for more information on our accounting for uncertain tax positions.

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

OVERVIEW

During the periods covered by this Annual Report, we marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of products. We aggregate our operating divisions into segments that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. We have two reportable segments – the RF Connector and Cable Assembly (“RF Connector”) segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment – based upon this evaluation.

In the fiscal years covered by this Annual Report, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of four divisions. The four divisions that met the quantitative thresholds for segment reporting in the fiscal year ended October 31, 2020 were the RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises and Schrofftech subsidiaries.

For the year ended October 31, 2020, most of our revenues were generated from the Custom Cabling segment from its sale of fiber optic cable, copper cabling, custom patch cord assemblies and wiring harnesses This segment sells customized cable assemblies and wiring harnesses that are integrated into customers’ products, as well as fiber optic cables used in the build out of wireless carrier 4G and 5G networks. Because of the decrease in capital expenditures by carriers as a result of COVID-19, Custom Cabling sales decreased in fiscal 2020, and the percentage of our revenues generated by the Custom Cabling segment decreased from 75% of our total sales in fiscal 2019 to 66% for the fiscal year ended October 31, 2020.

Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 34% of our total sales for the fiscal year ended October 31, 2020. This segment, which historically produces the largest margins of the five production sites, is known for its quick turnaround of high quality customized solutions in the form of cable assemblies.

On March 15, 2019, through C Enterprises, Inc. (“C Enterprises”), our newly formed subsidiary, we purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. In consideration for the C Enterprises business and assets, we paid $600,000 in cash and assumed certain liabilities. The results of C Enterprises’ operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling segment. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred and categorized in selling and general expenses. For the fiscal year ended October 31, 2020, C Enterprises contributed $10.9 million of revenue.

On November 4, 2019, we purchased all of the issued and outstanding shares of Schroff Technologies International, Inc. (“Schrofftech”) from DRC Technologies, Inc., an unaffiliated party. Based in Rhode Island, Schrofftech is a manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. We paid $4,000,000 in cash at the closing, of which $900,000 was deposited into two separate escrow accounts for a period of one year and two years, respectively, as security for any indemnification claims we may have against the seller. In addition to the cash paid at the closing, we agreed to pay up to an additional $2,400,000 as an earn-out payment if Schrofftech achieves certain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets during the two-year period following the closing. The results of Schrofftech’s operations have been included in the results of the Custom Cabling segment. Costs related to the acquisition of Schrofftech were approximately $151,000 and have been expensed as incurred and categorize in selling and general expenses. For the fiscal year ended October 31, 2020, Schrofftech contributed $4.3 million of revenue.

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we have operations, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore have been permitted to continue our operations, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations have been negatively affected by partial shutdowns of our facilities, by changes that we had to make on our operating methods and procedures, and by our reduced workforce as many of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, overall demand for our products has been reduced, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the fiscal year ended October 31, 2020. We currently expect the decline caused by the economic slowdown to persist through at least the first quarter of 2021. The operations of our Cables Unlimited subsidiary in Long Island, New York, was particularly affected as many employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the impact that COVID-19 has on our Northeastern operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act. To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of October 31, 2020. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material. The impact of the COVID-19 pandemic was considered in the annual assessment at fiscal year ended October 31, 2020.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2020 and 2019 (in thousands, except percentages):

	2020		2019
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$15,797	38.5%	$12,540	33.3%
Current assets	30,865	75.2%	33,660	89.3%
Current liabilities	6,901	16.8%	6,080	16.1%
Working capital	23,964	58.4%	27,580	73.2%
Property and equipment, net	809	2.0%	839	2.2%
Total assets	41,059	100.0%	37,700	100.0%
Stockholders' equity	32,064	78.1%	31,533	83.6%

Liquidity and Capital Resources

We believe that our existing current assets and the amount of cash we anticipate we will generate from current operations will be sufficient to fund our anticipated liquidity and capital resource needs for at least twelve months from the date of this Annual Report.

As of October 31, 2020, we had a total of $15.8 million of cash and cash equivalents compared to a total of $12.5 million of cash and cash equivalents as of October 31, 2019. As of October 31, 2020, we had working capital of $24.0 million and a current ratio of approximately 4.5:1. Despite a decrease in sales as a result of the COVID-19 pandemic, our cash and cash equivalents increased compared to our cash and cash equivalents as of October 31, 2019 due to the receipt of the PPP Loans, and the timing of collections of outstanding accounts receivable, resulting in a decrease in the accounts receivable balance by $6.5 million, from $12.2 million as of October 31, 2019 to $5.7 million as of October 31, 2020. As of October 31, 2020, we had $30.9 million in current assets and $6.9 million in current liabilities.

As of October 31, 2020, our backlog was $6.3 million compared to a backlog of $6.1 million as of October 31, 2019. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

We generated cash of $3.3 million during the fiscal year ended October 31, 2020 due largely to the receipt of the PPP Loans ($2.8 million) and the collection of accounts receivable ($6.8 million) that were outstanding as of October 31, 2019. The cash received from the PPP Loans and collected from our accounts receivables, and the increase in cash from non-cash credits from depreciation and amortization ($1.0 million) and from stock-based compensation expense ($0.6 million), was partially offset by the net cash used in the purchase of Schrofftech ($3.9 million), net loss of $0.1 million, and a decrease in accounts payable ($1.0 million) and accrued expenses ($1.4 million) primarily due to the payout of prior year’s bonuses. In addition, during the fiscal year ended October 31, 2020, we received $0.4 million from the exercise of stock options and paid out $0.4 million in dividends. The current year dividends were declared before the full impact of the COVID-19 pandemic was realized, and our Board of Directors stopped the dividend payment when the adverse effects of the COVID-19 pandemic on our operations became clear.

We do not anticipate needing material additional capital equipment in the next twelve months. In the past, we have financed some of our equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders and our anticipated future operations, we would be able to finance its expansion, if necessary.

As of October 31, 2020, aside from the PPP Loans, we had no other outstanding indebtedness for borrowed funds. See Note 11 of the Notes to Consolidated Financial Statements for further discussion on the PPP Loans.  In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million from Bank of America, N.A. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, which could result in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. As of October 31, 2020, we were in compliance with all loan covenants. Additionally, as of the date of this report, we have not used the LOC and accordingly, the entire amount of the LOC is currently available.

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

Results of Operations

The following summarizes the key components of our consolidated results of operations for the fiscal years ended October 31, 2020 and 2019 (in thousands, except percentages):

	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$43,044	100.0%	$55,325	100.0%
Cost of sales	31,478	73.1%	39,688	71.7%
Gross profit	11,566	26.9%	15,637	28.3%
Engineering expenses	1,989	4.6%	1,468	2.7%
Selling and general expenses	9,980	23.2%	9,710	17.6%
Operating (loss) income	(403)	-0.9%	4,459	8.1%
Other (loss) income	(45)	-0.1%	98	0.2%
(Loss) income before provision for income taxes	(448)	-1.0%	4,557	8.2%
(Benefit) provision for income taxes	(367)	-0.9%	1,036	1.9%
Consolidated net (loss) income	(81)	-0.2%	3,521	6.4%

Net sales for the year ended October 31, 2020 (“fiscal 2020”) decreased by $12.3 million (or 22%) to $43.0 million, as compared to net sales of $55.3 million for the year ended October 31, 2019 (“fiscal 2019”). The decrease in net sales is attributable to a decrease in net sales at the Custom Cabling segment, which decreased by $13.1 million, or 32%, to $28.5 million compared to $41.6 million in fiscal 2020. The decrease was primarily in our project-based business which declined following the slowdown in carrier capital expenditure spending. The project-based sales decrease was partially offset by additional sales from the newly acquired Schrofftech and C Enterprises subsidiaries. The sales decrease in net sales at the Custom Cabling segment was partially offset by an increase in net sales at the RF Connector segment. Net sales for fiscal 2020 at the RF Connector segment increased by $0.9 million, or 6%, to $14.6 million as compared to $13.7 million for fiscal 2019 as business from the Company’s distribution channel increased.

Gross profit for fiscal 2020 declined $4.1 million to $11.6 million, and gross margins decreased to 26.9% of sales from 28.3% of sales in fiscal 2019. The decrease in gross profit and gross margins was due to (i) lower sales in the project-based business that resulted in lower coverage of fixed production costs, (ii) product mix at the Custom Cabling segment, and (iii) increased sales at the C Enterprises subsidiary, whose gross margins are lower than the blended margins of our other divisions.

Engineering expenses increased $0.5 million to $2.0 million for fiscal 2020 compared to $1.5 million in fiscal 2019 primarily due to the absorption of the engineering costs of the newly acquired Schrofftech (which we did not own in fiscal 2019) and a full twelve months of engineering costs at C Enterprises (whose expenses were only included in 2019 following the acquisition of this subsidiary on March 15, 2019). Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased $0.3 million to $10.0 million (23% of sales) in fiscal 2020 compared to $9.7 million (18% of sales) in fiscal 2019 largely due to the additional selling and general expenses of the recently acquired Schrofftech and C Enterprises subsidiaries. Additionally, total selling and general expenses in fiscal 2020 included (i) $0.7 million of amortization expense, an increase of $0.4 million over last year as a result of the acquisition of Schrofftech, (ii) $0.6 million in stock-based compensation expense, an increase of $0.2 million over last year due in part to option grants to new hires and the expense related to accelerated vesting of options under a departing officer’s severance agreement, and (iii) $0.2 million of severance obligations. These costs were partially offset with a $0.9 million valuation decrease in the Schrofftech earn-out liability.

For fiscal 2020, pretax (loss) income for the Custom Cabling segment and the RF Connector segment was $(2.4) million and $2.0 million, respectively, as compared to $3.6 million and $0.9 million for fiscal 2019. The pretax loss at the Custom Cabling segment in fiscal 2020 was primarily due to the decrease in project-based businesses resulting from the slowdown in carrier spending.

The provision or benefit for income taxes was $(0.4) million for an effective tax rate of 81.9% and $1.0 million for an effective tax rate of 22.7% for fiscal 2020 and 2019, respectively. The fiscal 2020 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the benefit from research and development tax credits and tax benefits associated with share-based compensation.

For fiscal 2020, net loss was $(0.1) million and fully diluted loss per share was $0.01 per share as compared to a net income of $3.5 million and fully diluted earnings per share of $0.36 per share for fiscal 2019.

ITEM 7A.	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

●	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of October 31, 2020 and 2019

●	Consolidated Statements of Operations for the years ended October 31, 2020 and 2019

●	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2020 and 2019

●	Consolidated Statements of Cash Flows for the years ended October 31, 2020 and 2019

●	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of October 31, 2020.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2020.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

Other than as described below, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

As described throughout this Annual Report, during the year ended October 31, 2020, we acquired Schrofftech, which is now a wholly owned subsidiary of RF Industries. While our financial statements for the year ended October 31, 2020 include the results of Schrofftech, as permitted by the rules and regulations of the SEC, our management's assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for Schrofftech. Further, our management's conclusion regarding the effectiveness of our internal control over financial reporting as of October 31, 2020 does not extend to the internal control over financial reporting for Schrofftech.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

We are currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the Company is fully integrated, we will maintain the operational integrity of each company's internal control over financial reporting. Schrofftech constituted $0.8 million of total assets as of October 31, 2020 and $4.3 million of revenues for the year then ended.

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

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of December 28, 2020.  Other than Robert Dawson, our current President and Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. On December 22, 2020 Howard Hill, a director and a former Chief Executive Officer of the Company, resigned from the Board of Directors for health reasons.

Name	Age	Director Since
Joseph Benoit	66	2013
Marvin H. Fink	84	2001
Gerald Garland	70	2017
Robert Dawson	46	2018
Sheryl Cefali	58	2019

Joseph Benoit was appointed to the Board of Directors on April 8, 2013. Mr. Benoit retired from Union Bank in June 2012 after serving in various management and leadership roles for over 20 years. Managing over 100 Union Bank branch offices in Southern California and being the head of Business Banking were among his responsibilities. As an Executive Vice President, he also served as Union Bank’s integration manager for FDIC assisted acquisitions. Mr. Benoit has a B.S. in Business Administration from San Diego State University and an M.B.A from National University. He is also a graduate of Pacific Coast Banking School and serves as a director on various non-profit boards.

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

Gerald T. Garland was Senior Vice President of Solutions Development and Product Management for TESSCO Technologies, a publicly-traded value-added distributor and solutions provider for the wireless industry until 2015. Mr. Garland also served as Senior Vice President of the Commercial Division at TESSCO, where he was responsible for sales, business and product development and product management at the Company’s core wireless communications business. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 corporations. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, Cisco certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO Technologies from 1993 to 1999 during the Company’s successful Initial Public Offering and oversaw TESSCO’s annual sales expansion from $50 million to over $160 million. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his M.B.A, with a concentration in Finance, from Loyola University and his Bachelor of Science in Business Management and Accounting from Towson University. He is currently the Managing Director at Inscite Consulting and on the Board of Directors and Senior Adviser to the World Trade Center Institute. He is also on the Executive Committee of Communications Electronics, Inc. and the Board of SOZO Children.

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

Sheryl Cefali was appointed to the Board of Directors on June 7, 2019.  Ms. Cefali is a Managing Director in the transactions opinions practice at Duff & Phelps and head of the firms Los Angeles office. Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. She is a member of the Fairness and Solvency Opinion Senior Review Committee at Duff & Phelps. Prior to joining Duff & Phelps in 1990, she was a Vice President with Houlihan Lokey.  Ms. Cefali received her M.B.A with a concentration in finance from the University of Southern California and her B.A. degree from the University of California at Santa Barbara. Ms. Cefali holds the FINRA Series 7 and 63 licenses. In February 2020, the Los Angeles Business Journal named Ms. Cefali as one of the Top Women in Banking.

The Company believes that Messrs. Benoit, Fink, Garland, and Dawson and Ms. Cefali have the following qualifications as members of the Board of Directors:

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

Management

Robert Dawson, 46, has been the Company’s current President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

Peter Yin, Senior Vice President and Interim Chief Financial Officer, was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary on July 11, 2020. He has been with the Company since September 2014 when he joined as Controller leading the SEC and financial reporting and Sarbanes-Oxley (SOX) internal controls functions. Since then his responsibilities have expanded from accounting and finance to include operations, information systems and technology. He was promoted to Vice President of Finance and Operations in December 2017 and then to Senior Vice President in November 2019. Prior to joining the Company, he worked at Sony Corporation of America from 2010 to 2014 in Corporate Audit Previous to that, he was an auditor at Grant Thornton from 2006 to 2010. Mr. Yin is a Certified Public Accountant (CPA), Certified Fraud Examiner (CFE) and received his Bachelor’s degree in Accountancy from the University of San Diego.

Significant Employee

Ray Bibisi, 56, joined the Company as Chief Revenue Officer in January 2020. Prior to joining the Company, he spent the over 30 years at Radio Frequency Systems, where he concurrently held the roles of Vice President of Sales and General Manager of North America, and was a member of the Global Governing Executive Committee.

Board of Director Meetings

During the fiscal year ended October 31, 2020, the Board of Directors held eleven meetings. During the fiscal year ended October 31, 2020, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which they served.

Board Committees

During fiscal 2020, the Board of Directors maintained three committees: the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints, and to oversee the Company’s cybersecurity risk, policies and procedures. During fiscal 2020, the Audit Committee was composed of Mr. Garland (Chair), Mr. Benoit and Ms. Cefali. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Garland is an “audit committee financial expert.”  The Audit Committee met four times during fiscal 2020, which were attended by all committee members.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Fink, Mr. Garland, and Mr. Benoit each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. As part of its other responsibilities, the Compensation Committee provides general oversight of our compensation structure, and, if deemed, necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending equity-based and incentive compensation plans; and recommending compensation policies and practices for service on our Board of Directors and its committees and for the Chair of our Board of Board of Directors. The Compensation Committee held five meetings during fiscal 2020, which were attended by all committee members.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Mr. Benoit (Chair), Mr. Fink, Ms. Cefali, and Mr. Garland, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held five meetings during fiscal 2020, which were attended by all committee members.

The Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each operate pursuant to a written charter, which charters are available on our website on www.rfindustries.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our Directors, officers and employees, including its principal executive officer and principal financial officer. The Code is posted on our website at www.rfindustries.com. We intend to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based solely upon a review of the Section 16(a) reports filed electronically with the SEC by our executive officers and directors and persons owning more than 10% of our common stock and upon any written representations received from the executive officers and directors, to our knowledge, during the fiscal year ended October 31, 2020, Peter Yin was late in filing a Form 3 upon his appointment as Interim Chief Financial Officer, Sheryl Cefali was late in filing two Forms 4, and Marvin Fink, Joseph Benoit, and Gerald Garland were each late in filing one Form 4 upon the awards of options. All other Section 16(a) reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for the two most highly compensated executive officers, other than our Chief Executive Officer, who was employed with the Company on October 31, 2020 and who earned over $100,000 during the fiscal year ended October 31, 2020, and (iii) for up to two other executive officers who earned over $100,000 during the October 31, 2020 fiscal year but were no longer employed with the Company on October 31, 2020 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). Except for the persons listed below, no other executive officer of the Company received salary and bonus, which exceeded $100,000 in the aggregate, during the fiscal year ended October 31, 2020.

Summary Compensation Table

													Nonqualified
											Non-Equity		Deferred
							Stock		Option		Incentive Plan		Compensation	All Other
		Salary		Severance		Bonus	Awards		Awards		Compensation		Earnings	Compensation		Total
Name and Principal Position	Year	($)		($)		($)	($)		($)		($)		($)	($)		($)
Robert D. Dawson
President and Chief Executive Officer and Director (1)	2020	400,000		-		-	167,100	(2)	127,844	(2)	-	(12)	-	46,154	(3)	741,098
	2019	327,000		-		-	-		-		130,800	(13)	-	34,946	(3)	492,746
Mark Turfler
SVP, Chief Financial Officer (4)	2020	135,934	(4)	93,500	(4)	-	-		-		-		-	14,546	(5)	243,981
	2019	187,000		-		-	-		-		55,500	(13)	-	6,862	(5)	249,362
Ray Bibisi
Chief Revenue Officer (6)	2020	161,538	(6)	-		-	32,000	(7)	193,276	(6)(7)	-		-	6,071	(8)	392,885

Peter Yin
Interim Chief Financial Officer (9)	2020	181,827	(9)	-		-	38,787	(10)	22,829	(10)	-	(12)	-	26,625	(11)	270,068
	2019	175,000		-		-	-		-		59,316	(13)	-	12,638	(11)	246,954

(1)     As of January 2, 2019, Mr. Dawson’s salary was increased from $275,000 to $300,000, and then to $400,000 on July 17, 2019.

(2)     On January 9, 2020, Mr. Dawson was granted 21,000 shares of restricted stock valued at $134,400 and options to purchase 42,000 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant) valued at $127,844. Mr. Dawson was also awarded 5,062 fully-vest shares valued at $32,397.

(3)     Mr. Dawson’s other compensation for the fiscal 2020 and 2019 years consisted of $46,154 and $34,946, respectively, of accrued vacation.

(4)     Effective July 10, 2020, Mr. Turfler departed from the Company as its Senior Vice President—Chief Financial Officer and Corporate Secretary. Mr. Turfler will receive a severance payment of $93,500.

(5)     Mr. Turfler’s other compensation for the fiscal 2020 and 2019 years consisted of $14,546 and $6,862, respectively, of accrued vacation. Mr. Turfler’s fiscal 2020 accrued vacation was paid out to him upon his termination.

(6)     Mr. Bibisi joined the Company as Chief Revenue Officer as of January 6, 2020 at an annual salary of $200,000. As part of his offer letter, Mr. Bibisi was also granted options to purchase 50,000 shares of common stock at an exercise price of $6.74 (the closing price of the Company’s common stock on the date of grant) valued at $162,837.

(7)     On January 9, 2020, Mr. Bibisi was granted 5,000 shares of restricted stock valued at $32,000 and options to purchase 10,000 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant) valued at $30,439.

(8)     Mr. Bibisi’s other compensation for the fiscal 2020 year also includes $6,071 of accrued vacation.

(9)     Effective July 11, 2020, Mr. Yin was appointed Interim Chief Financial Officer and new Corporate Secretary. Effective July 11, 2020, Mr. Yin’s annual base salary increased from $175,000 to $187,000.

(10)     On January 9, 2020, Mr. Yin was granted 3,750 shares of restricted stock valued at $24,000 and options to purchase 7,500 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant) valued at $22,829. Mr. Yin was also awarded 2,289 fully-vest shares valued at $14,650.

(11)      Mr. Yin’s other compensation for the fiscal 2020 year consisted of $26,625 of accrued vacation.

(12)      On January 9, 2020, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers are entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for both Mr. Dawson and Mr. Yin is 50% of their respective annual base salaries.  As of the date of this Annual Report, the cash bonuses that Mr. Dawson and Mr. Yin may have earned for the fiscal year ended October 31 ,2020 have not yet been determined.

(13)      For the fiscal year ended October 31, 2019, the Company adopted a cash incentive compensation plan for cash bonuses that can be earned by the Company’s officers and senior managers, which bonuses are based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance goals. Under the cash incentive plan, Mr. Dawson’s and Mr. Turfler’s cash bonus targets were 40% of their respective base salaries, and Mr. Yin’s target for his cash bonus was 32% of his base salary.  The Company’s Compensation Committee determined that Mr. Dawson met all of his corporate and personal goals, Mr. Turfler met 60% of his personal targets, and Mr. Yin exceeded his personal targets.  Based on the foregoing evaluation, their cash bonuses were adjusted accordingly

2020 Option Grants

On January 6, 2020, Ray Bibisi was granted 50,000 incentive stock options. These options vested 10,000 on the date of grant, and the balance vests as to 10,000 shares per year thereafter on each of the next four anniversaries of January 6, 2020, and expire ten years from the date of grant.

On January 9, 2020, we granted a total of 59,500 incentive stock options to Messrs. Dawson, Yin, and Bibisi. The options vest over four years as follows: (i) one-quarter of the options shall vest on January 9, 2021; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 9, 2021. All incentive stock options expire ten years from the date of grant.

No other options were granted to the Named Executive Officers during the year ended October 31, 2020.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2020 by each of our Named Executive Officers were issued under our 2020 Equity Incentive Plan and our 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2020:

Outstanding Equity Awards As Of October 31, 2020

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Mark Turfler	100,000	(1)				5.88	01/31/21
Robert D. Dawson	10,000			60,000	(2)	1.90	07/17/27
				42,000	(5)	6.40	01/09/30
Peter Yin				56,000	(3)	2.40	12/13/27
				7,500	(5)	6.40	01/09/30
Ray Bibisi	10,000			40,000	(4)	6.74	01/06/30
				10,000	(5)	6.40	01/09/30

(1)

Effective July 10, 2020, the Board accelerated the vesting period of stock options held by Mr. Turfler for the purchase of 30,000 shares of common stock, and agreed to extend the period during which Mr. Turfler can exercise his stock options to January 31, 2021.

(2) (3) (4)

Vests as to 10,000 shares annually following grant on July 17, 2017.

Vests as to 8,000 shares annually following grant on December 13, 2017.

Vests as to 10,000 shares annually following grant on January 6, 2020.

(5)	Vests over four years as follows: i) one-quarter shall vest on January 9, 2021; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 9, 2021.

During the fiscal year ended October 31, 2020, we did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements; Incentive Plan; Change of Control Arrangements

Employment Agreements

On July 17, 2019, RF Industries, Ltd. entered into a two-year employment letter agreement (the “2019 Agreement”) with Mr. Dawson. Under the 2019 Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $400,000. Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary (the “Annual Bonus”). The actual bonus paid may be higher or lower than the Annual Bonus based on the over- or under-achievement of Company and individual objectives as determined by the Company’s Board of Directors or its Compensation Committee. Upon a Change of Control Transaction (as defined in the 2019 Agreement), all of Mr. Dawson’s time based stock options shall immediately vest, whether or not his employment is terminated. If at the time of a Change of Control Transaction Mr. Dawson’s employment is terminated by the Company for any reason other than Cause (as defined), Mr. Dawson will be entitled to receive a change of control cash payment in an amount equal to 12 months of his salary. Mr. Dawson earned a $130,800 cash bonus for fiscal year 2019.

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

Peter Yin was appointed as the Company’s new Interim Chief Financial Officer effective July 11, 2020. Mr. Yin is currently employed on an at-will basis pursuant to an unwritten employment agreement.  Mr. Yin’s annual base salary was $175,000 prior to his promotion to Interim Chief Financial Officer. Upon his promotion, Mr. Yin’s annual base salary was increased to $187,000. Mr. Yin is entitled to participate in the Company’s pension, retirement, disability, insurance, medical service, and other employee benefit plans that are generally available to all employees of the Company.

Adoption of Fiscal Year 2020 Management Incentive Equity and Cash Compensation Plan

On January 9, 2020, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company and its subsidiaries, under which each participant (i) is eligible to receive a cash payment after the end of the fiscal year as short-term incentive bonus, and (ii) received an equity award as a long-term incentive award.

Cash Incentives

Under the plan adopted by the Board, cash incentive bonuses, if any, will be paid to each officer and senior manager based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of the subjective personal performance and contribution goals established for that participant. The corporate goals will apply equally to all participating officers and managers. The subjective performance of each officer will be evaluated and determined by the Compensation Committee, in its sole discretion, after consultation with the Company’s Chief Executive Officer.

The maximum target cash bonus payable to participants if all of the goals are achieved will range from 15% to 50% of the recipient’s fiscal 2020 base salary. Bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2020 revenues (weighted 30%), (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) (weighted 60%), and (iii) individual subjective performance criteria (weighted 10%). The calculation of EBITDA will exclude the impact of any business acquisitions or dispositions effected during the year, earn-out liabilities, and stock option compensation expenses accrued to management. The Board and the Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the bonus plan targets to reflect significant changes in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2020 bonuses will be paid within 75 days after the end to the fiscal year to participating officers and managers who are employed with the Company or its subsidiaries on the date of payment.

Equity Awards

In order to provide long-term incentives to our officers and managers, on January 9, 2020, the Board granted participating officers and managers shares of restricted stock and/or options to purchase the Company’s common stock.  Provided the participating officer or manager is still employed with the Company or its subsidiaries on the following dates, the shares of restricted stock and the options shall vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 9, 2021; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 9, 2021.  The options have a ten-year term and an exercise price of $6.40 per share (which was the closing price of the Company’s common stock on the date of grant).

Mr. Dawson, the Company’s President and Chief Executive Officer, is a participant in the plan and was granted 21,000 shares of restricted stock, and options to purchase 42,000 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant). Mr. Dawson’s shares of restricted stock and the options have the same terms, vesting schedule and price as the equity awards granted to other officers and managers under the equity awards plan. Mr. Dawson was also awarded 5,062 fully-vested shares valued at $32,700.

The Company anticipates that it will establish a fiscal October 31, 2021 incentive compensation plan for its officers and division managers, including the Named Executive Officers, in January 2021.

Change of Control Arrangements

The outstanding stock options currently owned by the Company’s principal officers (including Messrs. Dawson and Yin) and division managers provide that, immediately prior to a change of control (as defined in the 2010 Stock Option Plan), all unvested stock options will become fully vested and exercisable. In addition, the shares of restricted stock granted to the non-executive directors for his/her services to be rendered during the current year, shall also become fully vested upon a change of control event.

The Company has no other change of control payment agreements that are currently in effect other than the provision in Mr. Dawson’s employment agreement described above.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For their service as directors until the annual meeting of stockholders held in 2020, non-employee directors (i.e. directors who are not employed by the Company as officers or employees) received $50,000, which amount was paid one-half in cash, and one-half through the grant of equity awards. In addition, the Chairman of the Board of Directors and the Chair of each committee of the Board of Directors received an annual retainer of $15,000, most of which was paid in cash as indicated below.

DIRECTOR COMPENSATION FOR 2020

	Fees
	Earned or
	Paid in	Stock		Option	All Other
Name	Cash	Awards(1)		Awards	Compensation	Total

Joseph Benoit	$35,175	$27,050	(2)	$-	$-	$62,225
Marvin H. Fink	$35,175	$27,050	(2)	$-	$-	$62,225
Howard F. Hill	$23,925	$23,925	(3)	$-	$-	$47,850
Gerald Garland	$35,175	$27,050	(2)	$-	$-	$62,225
Sheryl Cefali	$35,175	$27,050	(2)	$-	$-	$62,225

(1)

On November 4, 2019, we granted each of our five non-employee directors 3,270 shares of restricted stock. The number of restricted shares granted to each director was determined by prorating $25,000 for the 10 months ending August 31, 2020 and dividing by the 20-day average closing stock price ($6.36).

(2)	On July 31, 2020, each of the four committee chairpersons was awarded 279 shares at $4.47 per share in lieu of cash.

(3)	Effective December 22, 2020 Mr. Hill resigned from the Board of Directors.

On September 15, 2020, the Board of Directors determined that the compensation payable to directors for the next year ending with the 2021 annual meeting of stockholders will be the same as they received in 2020 (i.e. $50,000, payable one-half in cash and one-half through the grant of equity awards). Accordingly, on September 15, 2020, the Board granted each of our five non-employee directors 5,757 shares of restricted stock. The number of restricted shares granted to each director was determined by dividing $25,000 by the 20-day average closing stock price ($4.34). In addition, since non-employee directors who are also a chairperson of a committee of the Board receive additional compensation of $15,000 annually, on September 15, 2020, each of the four committee chairpersons was also awarded 3,454 shares of restricted stock for services as a committee chair. The number of restricted shares granted to each chairperson was determined by dividing $15,000 by the 20-day average closing stock price ($4.34).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of December 28, 2020 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.  As of December 28, 2020, there were 9,848,246 shares of Common Stock issued and outstanding.

	Number of Shares	Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)	Beneficially Owned

Marvin H. Fink	152,293 (2)	1.5%

Joseph Benoit	117,209 (3)	1.2%

Mark Turfler	102,495 (4)	1.0%

Gerald Garland	95,630 (5)	1.0%

Robert D. Dawson	94,187 (6)	1.0%

Peter Yin	71,483 (7)	0.7%

Sheryl Cefali	20,442 (8)	0.2%

All Directors and Officers as a Group (6 Persons)	653,739 (9)	6.4%

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	848,010 (10)	8.6%

Renaissance Technologies LLC
800 Third Avenue
New York, New York 10022(9)	746,700 (11)	7.6%

AIGH Investment Partners, L.P.
6006 Berkeley Avenue
Baltimore, MD 21209	406,115 (12)	4.1%

(1)

Shares of Common Stock, which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing, are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned.  However, such shares are not considered to be outstanding for any other purpose.

(2)	Includes 45,130 shares that Mr. Fink has the right to acquire upon exercise of options exercisable within 60 days.

(3)	Includes 72,469 shares that Mr. Benoit has the right to acquire upon exercise of options exercisable within 60 days.

(4)	Includes 100,000 shares, which Mr. Turfler has the right to acquire upon exercise of options exercisable within 60 days.

(5)	Includes 45,130 shares, which Mr. Garland has the right to acquire upon exercise of options exercisable within 60 days.

(6)	Includes 23,125 shares, which Mr. Dawson has the right to acquire upon exercise of options exercisable within 60 days.

(7)	Includes 10,344 shares, which Mr. Yin has the right to acquire upon exercise of options exercisable within 60 days.

(8)	Includes 3,082 shares, which Ms. Cefali has the right to acquire upon exercise of options exercisable within 60 days.

(9)	Includes 261,353 shares, which the directors and officers have the right to acquire upon exercise of options exercisable within 60 days.

(10)	Based on records with the Company’s transfer agent and representation from Company representatives.

(11)	Based on a Schedule 13G/A jointly filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on as of December 31, 2019.

(12)	Based on a Schedule 13G/A jointly filed with the SEC by AIGH Investment Partners, L.P., AIGH Investment Partners, LLC, and Mr. Orin Hirschman on June 30, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2020 and 2019:

Fee Category	2020	2019
Audit Fees	$215,220	$290,000
Audit-Related Fees	-	-
Total Fees	$215,220	$290,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” We did not incur audit-related fees during fiscal 2020 and 2019.

ITEM 15.	EXHIBITS

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed as part of this Annual Report:

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated By-Laws (3)

3.3	Amendment No. 1 to Amended and Restated Bylaws (4)

3.4	Amendment to Amended and Restated Bylaws (27)

4.1	Description of Registrant’s Securities

10.1	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (5)

10.2	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (5)

10.3	Single Tenant Commercial Lease, dated June 15, 2011, between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (7)

10.4	Form of 2010 Stock Incentive Plan (6)

10.5	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (6)

10.6	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (8)

10.7	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders. (9)

10.8	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker. (10)#

10.9	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler. (10)#

10.10	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (10)#

10.11	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date(11)

10.12	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ (11).

10.13	Separation and Release of Claims Agreement, dated October 24, 2016, by and among RF Industries, Ltd. and Johnny Walker. (12)#

10.14	Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (13)

10.15	Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated January 26, 2017 (25)

10.16	Fifth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated June 5, 2017 (14)

10.17	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (14)

10.18	Employment Letter Agreement, dated June 16, 2017, by and between RF Industries, Ltd. and Robert D. Dawson (15)#

10.19	Fifth Amendment To Lease, by and between Icon Kimberly Alvin Property, LLC and Comnet Telecom Supply, Inc., dated June 19, 2017 (16)

10.20	Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (17)

10.21	Form of Indemnification Agreement (18)#

10.22	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 6, 2018 (19)

10.23	Stock Purchase Agreement between RF Industries, Ltd. and RAP Acquisition Inc., dated October 31, 2018 (20)

10.24	2019 Corporate Goals-Cash and Equity Incentive Plan, dated December 7, 2018 (23)#

10.25	Option Agreement Amendment- RF Industries, Ltd. 2010 Stock Incentive Plan (24)#

10.26	Employment Letter Agreement, dated July 17, 2019, by and between RF Industries, Ltd. and Robert D. Dawson (21)

10.27	Stock Purchase Agreement between RF Industries, Ltd., DRC Technologies, Inc. and Stockholders of DRC Technologies, Inc., dated November 4, 2019 (22)

10.28	2020 Equity Incentive Plan (26)

10.29	2020 Corporate Goals – Cash and Equity Incentive Plan, dated January 9, 2020 (28)#

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________________________________________

#	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Form 10- KSB for the year ended October 31, 2003, which exhibit is hereby incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K, dated August 31, 2012, which exhibit is hereby incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K, dated February 12, 2009, which exhibit is hereby incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Form 8-K, dated June 13, 2013, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2009, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is hereby incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2011, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Form 8-K, dated January 21, 2015, which exhibit is hereby incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2015, which exhibit is hereby incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Form 8-K, dated December 24, 2015, which exhibit is hereby incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2015, which exhibit is hereby incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Form 8-K, dated October 25, 2016, which exhibit is hereby incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is hereby incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2017, which exhibit is hereby incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Form 8-K, dated June 20, 2017, which exhibit is hereby incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Form 8-K, dated June 21, 2017, which exhibit is hereby incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Form 8-K, dated July 28, 2017, which exhibit is hereby incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Form 8-K, dated September 12, 2017, which exhibit is hereby incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Form 8-K, dated June 6, 2018, which exhibit is hereby incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Form 8-K, dated October 31, 2018, which exhibit is hereby incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Form 8-K, dated July 18, 2019, which exhibit is hereby incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Form 8-K, dated November 5, 2019, which exhibit is hereby incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Form 8-K, dated December 3, 2018, which exhibit is hereby incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2018, which exhibit is hereby incorporated herein by reference.

(25)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2016, which exhibit is hereby incorporated herein by reference.

(26)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 14, 2020, which exhibit is hereby incorporated herein by reference.

(27)	Previously filed as an exhibit to the Company’s Form 8-K, dated March 20, 2020, which exhibit is hereby incorporated herein by reference.

(28)	Previously filed as an exhibit to the Company’s Form 8-K, dated January 9, 2020, which exhibit is hereby incorporated herein by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of the Company.

ITEM 16.	FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
October 31, 2020 and 2019	F-3 – F-4

Consolidated Statements of Operations
Years Ended October 31, 2020 and 2019	F-5

Consolidated Statements of Stockholders’ Equity
Years Ended October 31, 2020 and 2019	F-6

Consolidated Statements of Cash Flows
Years Ended October 31, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-8 – F-21

*       *       *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of RF Industries, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Jericho, New York

December 29, 2020

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2020 AND 2019

(In thousands, except share and per share amounts)

	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,797	$12,540
Trade accounts receivable, net of allowance for doubtful accounts of $66 and $23, respectively	5,669	12,190
Inventories	8,586	8,245
Other current assets	813	685
TOTAL CURRENT ASSETS	30,865	33,660

Property and equipment:
Equipment and tooling	3,819	3,602
Furniture and office equipment	1,073	998
	4,892	4,600
Less accumulated depreciation	4,082	3,761
Total property and equipment	810	839

Operating lease right of use assets, net	1,421	-
Goodwill	2,467	1,340
Amortizable intangible assets, net	3,181	1,092
Non-amortizable intangible assets	1,174	657
Deferred tax assets	834	44
Other assets	70	68
TOTAL ASSETS	$40,822	$37,700

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2020 AND 2019

(In thousands, except share and per share amounts)

	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,475	$2,406
Accrued expenses	2,573	3,653
Current portion of PPP Loan	1,699	-
Income taxes payable	43	21
Other current liabilities	874	-
TOTAL CURRENT LIABILITIES	6,664	6,080

Operating lease liabilities	635	-
PPP Loan	1,089	-
Other long-term liabilities	370	87
TOTAL LIABILITIES	8,758	6,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 21,250,000 and 20,000,000 shares of $0.01 par value; 9,814,118 and 9,462,267 shares issued and outstanding at October 31, 2020 and October 31, 2019, respectively	98	95
Additional paid-in capital	22,946	21,949
Retained earnings	9,020	9,489
TOTAL STOCKHOLDERS' EQUITY	32,064	31,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,822	$37,700

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2020 AND 2019

(In thousands, except share and per share amounts)

	2020	2019

Net sales	$43,044	$55,325
Cost of sales	31,478	39,688

Gross profit	11,566	15,637

Operating expenses:
Engineering	1,989	1,468
Selling and general	9,980	9,710
Total operating expense	11,969	11,178

Operating (loss) income	(403)	4,459

Other (loss) income	(45)	98

(Loss) income before (benefit) provision for income taxes	(448)	4,557
(Benefit) provision for income taxes	(367)	1,036

Consolidated net (loss) income	$(81)	$3,521

(Loss) earnings per share
Basic	$(0.01)	$0.38
Diluted	$(0.01)	$0.36

Weighted average shares outstanding
Basic	9,678,822	9,358,836
Diluted	9,678,822	9,854,604

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2020 AND 2019

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2018	9,291,201	$93	$20,974	$6,716	$27,783

Exercise of stock options	171,066	2	658	-	660

Stock-based compensation expense	-	-	317	-	317

Dividends	-	-	-	(748)	(748)

Net income	-	-	-	3,521	3,521

Balance, October 31, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	241,209	2	443	-	445

Stock-based compensation expense	-	-	473	-	473

Issuance of restricted stock	97,451	1	(1)	-	-

Issuance of common shares	13,191	-	82	-	82

Dividends	-	-	-	(388)	(388)

Net income	-	-	-	(81)	(81)

Balance, October 31, 2020	9,814,118	$98	$22,946	$9,020	$32,064

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2020 AND 2019

(In thousands)

	2020	2019
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(81)	$3,521

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	16	21
Depreciation and amortization	1,014	563
Stock-based compensation expense	556	317
Deferred income taxes	(790)	(43)
Changes in operating assets and liabilities:
Trade accounts receivable	6,775	(6,640)
Inventories	442	(657)
Other current assets	(113)	218
Right of use asset	88	-
Other long-term assets	(2)	(1)
Accounts payable	(1,040)	106
Accrued expenses	(1,374)	(211)
Income tax payable	22	21
Other long-term liabilities	(966)	75
Net cash provided by (used in) operating activities	4,547	(2,710)

INVESTING ACTIVITIES:
Capital expenditures	(235)	(538)
Purchase of C Enterprises, net of cash acquired ($143)	-	(458)
Purchase of Schrofftech, net of cash acquired ($99)	(3,901)	-
Net cash used in investing activities	(4,136)	(996)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	445	660
Dividends paid	(388)	(748)
Proceeds from PPP Loan	2,789	-
Net cash provided by (used in) financing activities	2,846	(88)

Net increase (decrease) in cash and cash equivalents	3,257	(3,794)

Cash and cash equivalents, beginning of year	12,540	16,334

Cash and cash equivalents, end of year	$15,797	$12,540

Supplemental cash flow information – income taxes paid	$415	$739

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its four wholly-owned subsidiaries (collectively, hereinafter the “Company”, “we”, “us”, or “our”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2020, we classified our operations into the following five divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; (iv) C Enterprises, Inc., the subsidiary that designs and manufactures quality connectivity solutions to telecommunications and data communications distributors; and (v) Schroff Technologies International, Ltd., the subsidiary that manufactures and markets intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. The Cables Unlimited and C Enterprises divisions are Corning Cables Systems CAH Connections SM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Ltd. (“Schrofftech”), wholly-owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

On November 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”) applying the modified retrospective method. The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

Property and equipment

Equipment, tooling and furniture are recorded at cost and depreciated over their estimated useful lives (generally three to five years) using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is subject to impairment analysis at least once annually, which we perform in October, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

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

No instances of goodwill impairment were identified as of October 31, 2020 and 2019. We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of October 31, 2020 as well as consideration of positive factors including backlog and sell-through subsequent to October 31, 2020. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

On June 15, 2011, we completed the acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of May 19, 2015, we completed the acquisition of the CompPro product line. Goodwill related to this acquisition is included within the RF Connector and Cable Assembly Division. Effective June 1, 2015, we completed the acquisition of Rel-Tech. Goodwill related to this acquisition is included within the Rel-Tech reporting unit. On March 15, 2019, we completed the acquisition of C Enterprises; however, no goodwill resulted from this transaction. On November 4, 2019, we completed the acquisition of Schrofftech. Goodwill related to this acquisition is included within the Schrofftech reporting unit.

Long-lived assets

We assess property, plant and equipment and intangible assets, which are considered definite-lived assets for impairment. Definite-lived assets are reviewed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented.

We amortize our intangible assets with definite useful lives over their estimated useful lives and review these assets for impairment.

In addition, we test our trademarks and indefinite-lived asset for impairment at least annually or more frequently if events or changes in circumstances indicate that these assets may be impaired.

No instances of impairment were identified as of October 31, 2020 or 2019.

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

As of October 31, 2020 and 2019, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and the current portion of the PPP Loan approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2020 and 2019 (in thousands):

	2020	2019
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$200
Accumulated amortization	(245)	(200)
	178	-

Customer relationships (estimated lives 7 - 15 years)	5,058	2,879
Accumulated amortization	(2,367)	(1,884)
	2,691	995

Backlog (estimated life 1 - 2 years)	287	134
Accumulated amortization	(266)	(134)
	21	-

Patents (estimated life 14 years)	368	142
Accumulated amortization	(77)	(45)
	291	97

Totals	$3,181	$1,092

Non-amortizable intangible assets:
Trademarks	$1,174	$657

Amortization expense was $692,000 and $275,000 for the years ended October 31, 2020 and 2019. The weighted-average amortization period for the amortizable intangible assets is 8.39 years.

There was no impairment to trademarks for the years ended October 31, 2020 and 2019.

Estimated amortization expense related to finite lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2021	$443
2022	374
2023	364
2024	364
2025	320
Thereafter	1,316
Total	$3,181

Advertising

We expense the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $295,000 and $422,000 in 2020 and 2019, respectively.

Research and development

Research and development costs are expensed as incurred. Our research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2020 and 2019, we recognized $1,989,000 and $1,468,000 in engineering expenses, respectively.

Income taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the jurisdictions in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Developing the provision (benefit) for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Management’s judgments and tax strategies are subject to audit by various taxing authorities.

We had adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that we recognize the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. We recognize interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in our consolidated balance sheets. See Note 8 to the Consolidated Financial Statements included in this Report for more information on the Company’s accounting for uncertain tax positions.

Stock options

For stock option grants to employees, we recognize compensation expense based on the estimated fair value of the options at the date of grant. Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period. We issue previously unissued common shares upon the exercise of stock options.

For the fiscal years ended October 31, 2020 and 2019, charges related to stock-based compensation amounted to approximately $556,000 and $317,000, respectively. For the fiscal years ended October 31, 2020 and 2019, all stock-based compensation is classified in selling and general and engineering expense.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable upon the exercise of stock options in any period for the years ended October 31, 2020 and 2019, that were not included in the computation because they were anti-dilutive, totaled 402,838 and 124,097, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2020	2019
Numerators:
Consolidated net income (A)	$(81,000)	$3,521,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	9,678,822	9,358,836
Add effects of potentially dilutive securities - assumed exercise of stock options	-	495,768

Weighted average shares outstanding for diluted earnings per share (C)	9,678,822	9,854,604

Basic earnings per share (A)/(B)	$(0.01)	$0.38

Diluted earnings per share (A)/(C)	$(0.01)	$0.36

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are evaluating the adoption of this new standard compared to the previous accounting policies and have not identified any material impact on our Consolidated Financial Statements.

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

Note 2 – Business Acquisition

C Enterprises, Inc.

On March 15, 2019, through C Enterprises, Inc. (“C Enterprises”), our newly formed subsidiary, we purchased the business and assets of C Enterprises L.P., a California based designer and manufacturer of quality connectivity solutions to telecommunications and data communications distributors. In consideration for the C Enterprises business and assets, we paid $600,000 in cash and assumed certain liabilities. The acquisition was determined not to be material and was accounted for in accordance with the acquisition method of accounting, and the acquired assets and assumed liabilities were recorded at their estimated fair values in accordance with ASC 805, Business Combinations. There were no intangible assets identified as part of the acquisition.

The results of C Enterprises’ operations subsequent to March 15, 2019 have been included in the results of the Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) as well as in the consolidated statements of operations. Costs related to the acquisition of C Enterprises were approximately $100,000 and have been expensed as incurred in fiscal 2019 and categorized in selling and general expenses. For the year ended October 31, 2020, C Enterprises contributed revenue of $10.9 million.

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

Although the closing occurred on November 4, 2019, the acquisition of Schrofftech is deemed to have become effective for financial accounting purposes as of November 1, 2019. Accordingly, Schrofftech’s financial results have been included in the results of the Custom Cabling segment as well as in the consolidated statements of operations. Total costs related to the acquisition of Schrofftech were approximately $151,000, of which $108,000 was incurred in fiscal 2019 and $43,000 was incurred in fiscal 2020. All acquisition-related costs have been expensed as incurred and categorized in selling and general expenses. For the year ended October 31, 2020, Schrofftech contributed revenue of $4.3 million.

The following table summarizes the components of the purchase price at fair values at November 1, 2019:

Cash consideration paid	$4,000,000
Earn-out liability	1,249,000
Total purchase price	$5,249,000

The following table summarizes the allocation of the purchase price at fair value at November 1, 2019:

Current assets	$1,168,000
Fixed assets	58,000
Intangible assets	3,299,000
Goodwill	1,127,000
Non-interest bearing liabilities	(403,000)
Net assets	$5,249,000

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

Unaudited pro forma financial information assuming the acquisition of C Enterprises and Schrofftech as of November 1, 2018 is presented in the following table (in thousands):

Fiscal Year Ended
October 31, 2019

Revenue	$67,096
Net income	4,815

Earnings per share
Basic	$0.51
Diluted	$0.49

Weighted average shares outstanding
Basic	9,358,836
Diluted	9,854,604

Note 3 – Concentrations of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At October 31, 2020, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $14.2 million.

Two customers, both distributors, accounted for approximately 14% and 12% of net sales for the year ended October 31, 2020. These same two distributors had accounts receivable balances that accounted each for 12% of the total net accounts receivable balance at October 31, 2020. For the year ended October 31, 2019, one of these distributors and a wireless carrier accounted for approximately 19% and 23% of net sales. The wireless carrier’s accounts receivable balance accounted for approximately 56% of the total net accounts receivable balance at October 31, 2019. Although these customers have been on-going major customers of the Company, the written agreement with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2020	2019

Raw materials and supplies	$4,410	$3,576
Work in process	196	791
Finished goods	3,980	3,878

Totals	$8,586	$8,245

No vendor accounted for more than 10% of inventory purchases for the fiscal year ended October 31, 2020, compared to two vendors who accounted for 13% and 19% of inventory purchases during the fiscal year ended October 31, 2019. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	2020	2019

Prepaid expense	$393	$346
Other	420	339

Totals	$813	$685

Note 6 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2020	2019

Wages payable	$1,506	$1,591
Accrued receipts	518	1,683
Other current liabilities	549	379

Totals	$2,573	$3,653

Accrued receipts represent purchased inventory for which invoices have not been received.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2,400,000, which is earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date and subsequent period ends. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.  In determining the fair value of the earn-out liability as of October 31, 2020, we used the most recent projections while giving consideration to actual results versus such projections subsequent to October 31, 2020.

We estimate the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (Level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

Description	Level 3
Earn-out liability	$370

There were no financial assets or liabilities measured at fair value as of October 31, 2019.

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended October 31, 2020, July 31, 2020, April 30, 2020, and January 31, 2020 (in thousands):

	Level 3
	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019
Beginning balance	$558	$869	$1,215	$1,249	$-
Change in value	(188)	(311)	(346)	(34)	-
Ending balance	$370	$558	$869	$1,215	$-

As of October 31, 2020, the full amount of the $0.4 million earn-out was classified as other long-term liabilities.

Note 7 – Segment information

We aggregate operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2020, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling”).

During fiscal 2020, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of four divisions. The five divisions that met the quantitative thresholds for segment reporting the were RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales; sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended October 31, 2020 and 2019 (in thousands):

	2020	2019

United States	$41,633	$54,365
Foreign Countries:
Canada	933	592
Mexico	12	109
All Other	466	259
	1,411	960

Totals	$43,044	$55,325

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2020 and 2019 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2020	Cable Assembly	Assembly	Corporate	Total
Net sales	$14,554	$28,490	$-	$43,044

Income (loss) before benefit for income taxes	2,019	(2,423)	(44)	(448)

Depreciation and amortization	159	855	-	1,014

Total assets	7,822	15,486	17,514	40,822

2019
Net sales	$13,704	$41,621	$-	$55,325

Income before provision for income taxes	868	3,591	98	4,557

Depreciation and amortization	170	393	-	563

Total assets	7,081	17,282	13,337	37,700

Note 8 – Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2020 and 2019 consists of the following (in thousands):

	2020	2019
Current:
Federal	$279	$859
State	143	220
	422	1,079

Deferred:
Federal	(593)	(25)
State	(196)	(18)
	(789)	(43)

	$(367)	$1,036

Income tax at the federal statutory rate is reconciled to our actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2020		2019
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income taxes at federal statutory rate	$(94)	21.0%	$957	21.0%
State tax provision, net of federal tax benefit	(41)	9.2%	160	3.5%
Nondeductible differences:
Stock options	(123)	27.5%	21	0.5%
Meals and entertainment	2	-0.4%	8	0.2%
Parking disallowance	5	-1.1%	-	0.0%
R&D credits	(152)	33.9%	(119)	-2.6%
Foreign derived intangible income	(5)	1.1%	-	0.0%
ASC 740-10 Liability	27	-6.0%	21	0.5%
Penalties	11	-2.5%	-	0.0%
Other	3	-0.7%	(12)	-0.3%
	$(367)	82.0%	$1,036	22.8%

Our total deferred tax assets and deferred tax liabilities at October 31, 2020 and 2019 are as follows (in thousands):

	2020	2019

Deferred Tax Assets:
PPP Loan	$706	$-
Reserves	344	172
Accrued vacation	149	97
Stock-based compensation awards	100	87
Uniform capitalization	92	64
Lease liability	381	-
Other	35	55
Total deferred tax assets	1,807	475

Deferred Tax Liabilities:
Amortization / intangible assets	(479)	(307)
Change in ROU assets	(359)	-
Depreciation / equipment and furnishings	(135)	(124)
Total deferred tax liabilities	(973)	(431)

Total net deferred tax assets (liabilities)	$834	$44

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes several provisions that provide economic relief for individuals and businesses. We continue to evaluate the impact the CARES Act will have on our tax obligations, but have concluded it did not materially impact our income taxes for the fiscal year ended October 31, 2020.

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized in future tax years.

The provision (benefit) for income taxes was $(0.4) million or 81.9% and $1.0 million or 22.7% of income before income taxes for fiscal 2020 and 2019, respectively. The fiscal 2020 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the benefit from research and development tax credits and tax benefits associated with share-based compensation.

Our adjustments to uncertain tax positions in fiscal years ended October 31, 2020 and 2019 are as follows:

	2020	2019
Balance, at beginning of year	$80	$59
Increase for tax positions related to the current year	32	23
Increase for tax positions related to prior years	-	3
Increase for interest and penalties	6	2
Statute of Limitations Expirations	(11)	(7)
Balance, at end of year	$107	$80

We had gross unrecognized tax benefits of $96,000 and $72,000 attributable to U.S. federal and California research tax credits as of October 31, 2020 and 2019, respectively. During fiscal 2020, the increase in our gross unrecognized tax benefit was primarily related to claiming additional federal and California research tax credits. The uncertain tax benefit is recorded as income taxes payable in our consolidated balance sheet.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized expense of approximately $11,000 and $8,000 during the years ended October 31, 2020 and 2019, respectively.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but we do not anticipate that our accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

We are subject to taxation in the United States and state jurisdictions. Our tax years for October 31, 2017 and forward are subject to examination by the United States and October 31, 2016 and forward with state tax authorities.

Note 9 – Stock options

Incentive and non-qualified stock option plans

On July 22, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). In September 2020, the Company’s stockholders approved the 2020 Plan by vote as required by NASDAQ. An aggregate of 1,250,000 shares of common stock was set aside and reserved for issuance under the 2020 Plan. As of October 31, 2020, 1,197,399 shares of common stock were remaining for future grants of stock options under the 2020 Plan.

Additional disclosures related to stock option plans

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

On January 6, 2020, one employee was granted 50,000 incentive stock options. These options vested 10,000 on the date of grant, and the balance vests as to 10,000 shares per year thereafter on each of the next four anniversaries of January 6, 2020, and expire ten years from the date of grant.

On January 9, 2020, we granted the following equity awards to our managers and officers:

●	Stock grants for a total of 12,075 common shares to two officers and one employee. We accounted for these shares as stock-based compensation totaling $77,000;
●	A total of 3,241 incentive stock options to two employees, all of which vested immediately on the date of grant; and
●

A total of 38,500 shares of restricted stock and 77,000 incentive stock options to three officers and two employees. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 9, 2021; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 9, 2021. All incentive stock options expire ten years from the date of grant.

On June 29, 2020, one employee was granted 10,000 incentive stock options. These options vested 2,500 on the date of grant, and the balance vests as to 2,500 shares per year thereafter on each of the next three anniversaries of June 30, 2020, and expire ten years from the date of grant.

No other shares or options were granted to company employees during fiscal 2020.

The fair value of each option granted in 2020 and 2019 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2020	2019
Weighted average volatility	52.68%	55.42%
Expected dividends	0.63%	0.98%
Expected term (in years)	7.0	5.9
Risk-free interest rate	1.58%	2.86%
Weighted average fair value of options granted during the year	$3.06	$3.98
Weighted average fair value of options vested during the year	$2.38	$2.56

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

Additional information regarding all of our outstanding stock options at October 31, 2020 and 2019 and changes in outstanding stock options in 2020 and 2019 follows:

	2020		2019
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	890,147	$3.62	942,366	$3.09
Options granted	140,241	$6.40	124,097	$8.16
Options exercised	(241,209)	$1.85	(171,066)	$3.86
Options canceled or expired	-	$-	(5,250)	$6.82
Options outstanding at end of year	789,179	$4.66	890,147	$3.62

Options exercisable at end of year	459,513	$4.48	599,981	$3.25

Options vested and expected to vest at end of year	788,143	$4.67	889,088	$3.63

Option price range at end of year	$1.90 - $8.69		$1.90 - $8.69

Aggregate intrinsic value of options exercised during year	$975,638		$317,827

Weighted average remaining contractual life of options outstanding as of October 31, 2020: 4.73 years

Weighted average remaining contractual life of options exercisable as of October 31, 2020: 2.58 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2020: 4.72 years

Aggregate intrinsic value of options outstanding at October 31, 2020: $643,000

Aggregate intrinsic value of options exercisable at October 31, 2020: $387,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2020: $639,000

As of October 31, 2020, $571,000 and $245,000 of expense with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 4.09 and 0.89 years, respectively.

Non-employee directors receive $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified equity awards. For fiscal 2020, compensation payable to non-employee directors was prorated from November 1, 2019 through August 31, 2020. On November 4, 2019, we granted each of our five non-employee directors 3,270 shares of restricted stock. The number of restricted shares granted to each director was determined by prorating $25,000 for the 10 months ending August 31, 2020 and dividing by the 20-day average closing stock price ($6.36). These restricted shares vested ratably through August 31, 2020. As compensation for services to be provided until the 2021 annual meeting of stockholders, in September 15, 2020, we granted each of our five non-employee directors 5,757 shares of restricted stock, which number was determined by dividing $25,000 by the 20-day average closing stock price ($4.34).

Non-employee directors who are also a chairperson of a committee of the Board receive additional compensation of $15,000 annually. On June 5, 2020, the Board of Directors revised the committee chair compensation so that all future compensation from July 1, 2020 through the next annual meeting of the stockholders will be payable in shares of common stock rather than cash. Shares issued as compensation will be valued at the closing common stock price on the last day of each quarter. Accordingly, on July 31, 2020, each of the four committee chairpersons was awarded 279 shares at $4.47 per share. We account for these shares as stock-based compensation. On September 15, 2020, each of the four committee chairpersons was awarded 3,454 shares of restricted stock as payment for the $15,000 retainer payable to Chairpersons for the year ending with the 2021 annual meeting of stockholders. The number of restricted shares granted to each chairperson was determined by dividing $15,000 by the 20-day average RFIL stock price ($4.34).

Note 10 – Retirement plan

We have a 401(k) plan available to our employees. For the years ended October 31, 2020 and 2019, we contributed and recognized as an expense $295,000 and $181,000, respectively, which amount represented 3% of eligible employee earnings under its Safe Harbor Non-elective Employer Contribution Plan.

Note 11 – Line of credit and PPP Loan

Line of credit

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. For the period ending October 31, 2020, we obtained a waiver with respect to the LOC that waived the Company to be in compliance of the financial covenants for the period. Additionally, as of October 31, 2020, no amounts were outstanding under the line of credit.

PPP Loan

In May 2020, we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at our New York facility). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act. To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months.

Future minimum loan payments as of October 31, 2020 were as follows:

Year ended October 31,	PPP Loan
2021	$1,699
2022	1,089
Total future minimum payments	$2,788

 Note 12 – Related party transactions

A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited’s monthly rent expense under the lease is $13,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. In January 2020, we began to pay an additional $1,000 in rent expense for leased storage units located on the premises. During the fiscal year ended October 31, 2020, we paid a total of $180,000 under the leases.

During fiscal 2020, we paid royalties to Elmec Ltd. (“Elmec”), a European-based company that owns the intellectual property that is used in Schrofftech’s products.  One third of Elmec is jointly owned by David Therrien and Richard DeFelice, two of the former owners and current President and Vice President, respectively, of Schrofftech.  For the year ended October 31, 2020, we paid a total of $11,000 of royalty payments to Elmec, and have accrued an additional $4,000 as of October 31, 2020.  The expenses related to these transactions are included in cost of goods sold.

Note 13 – Cash dividend and declared dividends

We paid dividends of $0.02 per share for a total of $388,000 and $748,000 during fiscal year 2020 and 2019, respectively.

Note 14 – Commitments

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

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to three years, some of which include options to extend the leases for up to five years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $14,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ending October 31, 2020 were as follows (in thousands):

Fiscal Year Ended
October 31, 2020
Operating lease cost	$1,001
Short-term lease cost	1

Other information related to leases was as follows (in thousands):

October 31, 2020
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,421

Weighted Average Remaining Lease Term
Operating leases (in months)	22.94

Weighted Average Discount Rate
Operating leases	3.54%

Future minimum lease payments under non-cancellable leases as of October 31, 2020 were as follows (in thousands):

Year ended October 31,	Operating Leases
2021	$920
2022	532
2023	166
2024	-
Thereafter	-
Total future minimum lease payments	1,618
Less imputed interest	(109)
Total	$1,509

Reported as of October 31, 2020	Operating Leases
Other current liabilities	$874
Operating lease liabilities	635
Finance lease liabilities	-
Total	$1,509

As of October 31, 2020, operating lease ROU asset was $1.4 million and operating lease liability totaled $1.5 million, of which $874,000 is classified as current. There were no finance leases as of October 31, 2020.

  SIGNATURES

 In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: December 29, 2020	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: December 29, 2020	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: December 29, 2020	By:	/s/ PETER YIN
Peter Yin, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 29, 2020	By:	/s/ MARVIN FINK
Marvin Fink, Director

Date: December 29, 2020	By:	/s/ JOSEPH BENOIT
Joseph Benoit, Director

Date: December 29, 2020	By:	/s/ GERALD GARLAND
Gerald Garland, Director

Date: December 29, 2020	By:	/s/ SHERYL CEFALI
Sheryl Cefali, Director