Form 10-Q
period 2021-01-31
R F INDUSTRIES LTD
filed 2021-03-11
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 10, 2021 was 9,972,456.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2021	2020
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,489	$15,797
Trade accounts receivable, net of allowance for doubtful accounts of $55 and $66, respectively	5,155	5,669
Inventories	9,019	8,586
Other current assets	2,139	813
TOTAL CURRENT ASSETS	31,802	30,865

Property and equipment:
Equipment and tooling	3,916	3,819
Furniture and office equipment	1,092	1,073
	5,008	4,892
Less accumulated depreciation	4,162	4,082
Total property and equipment, net	846	810

Operating lease right of use assets, net	1,184	1,421
Goodwill	2,467	2,467
Amortizable intangible assets, net	3,024	3,181
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	68	834
Other assets	70	70
TOTAL ASSETS	$40,635	$40,822

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2021	2020
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,510	$1,475
Accrued expenses	2,617	2,573
Current portion of PPP Loans	2,103	1,699
Current portion of operating lease liabilities	789	874
Income taxes payable	-	43
Other current liabilities	296	-
TOTAL CURRENT LIABILITIES	7,315	6,664

Operating lease liabilities	477	635
PPP Loans	685	1,089
Other long-term liabilities	-	370
TOTAL LIABILITIES	8,477	8,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 9,962,456 and 9,814,118 shares issued and outstanding at January 31, 2021 and October 31, 2020, respectively	100	98
Additional paid-in capital	23,441	22,946
Retained earnings	8,617	9,020
TOTAL STOCKHOLDERS' EQUITY	32,158	32,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,635	$40,822

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2021	2020

Net sales	$10,002	$12,414
Cost of sales	7,396	9,161

Gross profit	2,606	3,253

Operating expenses:
Engineering	431	596
Selling and general	2,764	2,656
Total operating expenses	3,195	3,252

Operating (loss) income	(589)	1

Other (expense) income	(8)	11

(Loss) income before benefit for income taxes	(597)	12
Benefit from income taxes	(194)	(14)

Consolidated net (loss) income	$(403)	$26

(Loss) earnings per share
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

Weighted average shares outstanding
Basic	9,864,689	9,564,533
Diluted	9,864,689	9,873,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended January 31, 2021
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2020	9,814,118	$98	$22,946	$9,020	$32,064

Exercise of stock options	118,189	1	384	-	385

Stock-based compensation expense	-	-	123	-	123

Issuance of restricted stock	36,834	1	(1)	-	-

Forfeiture of restricted stock	(4,318)	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,367)	-	(11)	-	(11)

Consolidated net loss	-	-	-	(403)	(403)

Balance, January 31, 2021	9,962,456	$100	$23,441	$8,617	$32,158

	For the Three Months ended January 31, 2020
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	215,943	2	389	-	391

Stock-based compensation expense	-	-	110	-	110

Issuance of restricted stock	54,850	1	(1)	-	-

Issuance of common shares	12,075	-	77	-	77

Dividends	-	-	-	(193)	(193)

Consolidated net income	-	-	-	26	26

Balance, January 31, 2020	9,745,135	$98	$22,524	$9,322	$31,944

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2021	2020
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(403)	$26

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	(15)	4
Depreciation and amortization	237	255
Stock-based compensation expense	123	187
Tax payments related to shares cancelled for vested restricted stock awards	(11)	-
Deferred income taxes	766	62
Changes in operating assets and liabilities:
Trade accounts receivable	529	6,711
Inventories	(433)	638
Other current assets	(1,326)	(20)
Right of use assets	(6)	101
Accounts payable	35	(1,295)
Accrued expenses	44	(921)
Income tax payable	(43)	(21)
Other current liabilities	296	-
Other long-term liabilities	(370)	(121)
Net cash (used in) provided by operating activities	(577)	5,606

INVESTING ACTIVITIES:
Capital expenditures	(116)	(53)
Purchase of Schrofftech, net of cash acquired ($99)	-	(3,901)
Net cash used in investing activities	(116)	(3,954)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	385	391
Dividends paid	-	(193)
Net cash provided by financing activities	385	198

Net (decrease) increase in cash and cash equivalents	(308)	1,850

Cash and cash equivalents, beginning of period	15,797	12,540

Cash and cash equivalents, end of period	$15,489	$14,390

Supplemental cash flow information – income taxes paid	$6	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2020 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2020 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). Schrofftech is a wholly-owned subsidiary that RF Industries, Ltd. acquired effective November 1, 2019. All references to the “Company” collectively refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. All intercompany balances and transactions have been eliminated in consolidation.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three months ended January 31, 2021. We continue to expect the decline caused by the economic slowdown to persist through the second quarter of 2021. During the periods covered by this report, the operations of our three subsidiaries in the Northeast were affected as many of our employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). See Note 13 on discussions of the PPP Loans.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of January 31, 2021. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

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

As of January 31, 2021 and October 31, 2020, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and the current portion of the PPP Loans approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other current liabilities.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

Recently issued accounting pronouncements adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We adopted the standard as of November 1, 2019, the beginning of our fiscal 2020, applying the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allows us to carryforward the historical lease classification. We elected the policy which allows us to combine the nonlease components with their related lease components rather than separating, and the policy election to keep leases with an initial term of 12 months or less off of the balance sheet. Operating leases are included in our consolidated balance sheet as operating lease right of use (“ROU”) assets, other current liabilities, and operating lease liabilities. Finance leases are included in finance ROU assets, other current liabilities, and finance lease liabilities on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the duration of the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is recognized on the consolidated statements of operations. The adoption of the standard resulted in a material recognition of additional right of use assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of November 1, 2019, but did not materially affect our consolidated net income.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of January 31, 2021.

Note 2 – Business acquisition

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

Although the closing occurred on November 4, 2019, the acquisition of Schrofftech is deemed to have become effective for financial accounting purposes as of November 1, 2019. Accordingly, subsequent to November 1, 2019, Schrofftech’s financial results have been included in the results of the Custom Cabling Manufacturing and Assembly segment (“Custom Cabling segment”) as well as in the consolidated statements of operations. Total costs related to the acquisition of Schrofftech were approximately $151,000 and have been expensed as incurred and categorized in selling and general expenses during periods prior to November 1, 2020.

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

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2021	October 31, 2020

Raw materials and supplies	$4,668	$4,410
Work in process	278	196
Finished goods	4,073	3,980

Totals	$9,019	$8,586

No vendors accounted for more than 10% of inventory purchases for the three months ended January 31, 2021 or 2020. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2021	October 31, 2020

Prepaid taxes	$924	$-
Prepaid expense	591	393
Other	624	420

Totals	$2,139	$813

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2021	October 31, 2020

Wages payable	$1,383	$1,506
Accrued receipts	823	518
Other accrued expenses	411	549

Totals	$2,617	$2,573

Accrued receipts represent purchased inventory for which invoices have not been received.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2.4 million, which are earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. In determining the fair value of the earn-out liability as of January 31, 2021, we used the most recent projections while giving consideration to actual results versus such projections subsequent to January 31, 2021.

We estimate the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (Level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2021 (in thousands):

Description	Level 3
Earn-out liability	$296

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

Description	Level 3
Earn-out liability	$370

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended January 31, 2021 and for the year ended October 31, 2020 (in thousands):

	Level 3
	January 31, 2021	October 31, 2020
Beginning balance	$370	$1,249
Change in value	(74)	(879)
Ending balance	$296	$370

As of January 31, 2021, the full amount of the $296,000 earn-out was classified as other current liabilities.

Note 6 – (Loss) earnings per share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended January 31, 2021, we reported a net loss and diluted loss per share is computed the same as basic loss per share as the effect of utilizing the fully diluted share count would have reduced the net loss per share which has an anti-dilutive effect.  Therefore, all outstanding stock options are excluded from the computation of diluted loss per share.  Potentially issuable securities that are out-of-the-money totaled 331,338 and 392,838 shares for the three months ended January 31, 2021 and 2020, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2021	2020

Weighted average shares outstanding for basic (loss) earnings per share	9,864,689	9,564,533

Add effects of potentially dilutive securities-assumed exercise of stock options	-	308,803

Weighted average shares outstanding for diluted (loss) earnings per share	9,864,689	9,873,336

Note 7 – Stock-based compensation and equity transactions

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
●

A total of 38,500 shares of restricted stock and 77,000 incentive stock options to five employees. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options vested on January 9, 2021; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years. All incentive stock options expire ten years from the date of grant.

On June 30, 2020, one employee was granted 10,000 incentive stock options. These options vested 2,500 on the date of grant, and the balance vests as to 2,500 shares per year thereafter on each of the next three anniversaries of June 30, 2020, and expire ten years from the date of grant.

On January 12, 2021, we granted a total of 33,500 shares of restricted stock and 67,000 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 12, 2022; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years. All incentive stock options expire ten years from the date of grant.

No other shares or options were granted to company employees during the three months ended January 31, 2021 and 2020.

The weighted average fair value of employee stock options that were granted during the three months ended January 31, 2021 and 2020 was estimated to be $2.46 and $3.13, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2021	2020
Risk-free interest rate	0.39%	1.57%
Dividend yield	0.00%	1.23%
Expected life of the option (in years)	7.00	6.47
Volatility factor	51.94%	49.14%

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2021 and 2020 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2020. A summary of the status of the options granted under our stock option plans as of January 31, 2021 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2020	789,179	$4.66
Options granted	67,000	$4.98
Options exercised	(118,189)	$3.26
Options cancelled	(91,793)	$5.88
Options outstanding at January 31, 2021	646,197	$4.78
Options exercisable at January 31, 2021	298,781	$4.85
Options vested and expected to vest at January 31, 2021	645,861	$4.78

Weighted average remaining contractual life of options outstanding as of January 31, 2021: 6.30 years

Weighted average remaining contractual life of options exercisable as of January 31, 2021: 4.54 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2021: 6.30 years

Aggregate intrinsic value of options outstanding at January 31, 2021: $1,077,000

Aggregate intrinsic value of options exercisable at January 31, 2021: $531,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2021: $1,069,000

As of January 31, 2021, $708,000 and $461,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 3.92 and 1.30 years, respectively.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified awards. For fiscal 2020, compensation payable to non-employee directors was prorated from November 1, 2019 through August 31, 2020. On November 4, 2019, we granted each of our five non-employee directors 3,270 shares of restricted stock. The number of restricted shares granted to each director was determined by prorating $25,000 for the 10 months ending August 31, 2020 and dividing by the 20-day average closing stock price ($6.36). These restricted shares vested ratably through August 31, 2020. As compensation for services to be provided until the 2021 annual meeting of stockholders in September 2021, we granted each of our five non-employee directors 5,757 shares of restricted stock, which number was determined by dividing $25,000 by the 20-day average closing stock price ($4.34). On December 31, 2020, a new director joined the Board. We granted the new director 3,334 shares of restricted stock as payment for the year ending with the 2021 annual meeting. The number of restricted stock was determined by prorating $25,000 for the 8.5 months of service upon joining the Board through the 2021 annual meeting and dividing by the 20-day average closing stock price ($5.31).

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

Stock option expense

During the three months ended January 31, 2021 and 2020, stock-based compensation expense totaled $123,000 and $187,000, respectively, and was classified in selling and general expense.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2021, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $14.3 million.

For the three months ending January 31, 2021, two customers, both distributors, accounted for approximately 16% and 12% of net sales and had accounts receivable balances that accounted for 15% and 19%, respectively, of the total net accounts receivable balance at January 31, 2021. These same two distributors each accounted for 11% of net sales for the three months ending January 31, 2020, while one other customer, a wireless carrier, accounted for 17% of net sales for the three months ending January 31, 2020. The two distributors had accounts receivable balances that each accounted for 12% of total net accounts receivable balance at January 31, 2020. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2021, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended January 31,
	2021	2020

United States	$9,379	$12,173
Foreign Countries:
Canada	525	116
Mexico	-	5
All Other	98	120
	623	241

Totals	$10,002	$12,414

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended January 31, 2021 and 2020 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2021
Net sales	$3,575	$6,427	$-	$10,002
Income (loss) before benefit for income taxes	453	(1,042)	(8)	(597)
Depreciation and amortization	35	202	-	237
Total assets	7,667	15,202	17,766	40,635

2020
Net sales	$3,189	$9,225	$-	$12,414
Income (loss) before provision for income taxes	282	(281)	11	12
Depreciation and amortization	42	213	-	255
Total assets	7,496	17,158	15,178	39,832

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

During the first quarter of fiscal 2021, the Consolidated Appropriations Act was passed which allows for PPP loan expenses to be deducted on the Company’s tax return. This resulted in a decrease to our deferred tax asset and income taxes payable of $0.7 million. The provision or benefit for income taxes was 32% and (120%) of (loss) income before income taxes for the three months ended January 31, 2021 (the “fiscal 2021 quarter”) and 2020 (the “fiscal 2020 quarter”), respectively. The change in the effective tax rate from the fiscal 2020 quarter to fiscal 2021 quarter was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

We had $134,000 and $107,000 of unrecognized tax benefits, inclusive of interest and penalties, as of January 31, 2021 and October 31, 2020, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $35,000 as of January 31, 2021.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2021	October 31, 2020
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(256)	(245)
	167	178

Customer relationships (estimated lives 7 - 15 years)	5,058	5,058
Accumulated amortization	(2,483)	(2,367)
	2,575	2,691

Backlog (estimated life 1 - 2 years)	287	287
Accumulated amortization	(287)	(266)
	-	21

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(86)	(77)
	282	291

Totals	$3,024	$3,181

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the three months ended January 31, 2021 and the year ended October 31, 2020 was $157,000 and $692,000, respectively. As of January 31, 2021, the weighted-average amortization period for the amortizable intangible assets is 5.66 years.

Note 12 – Commitments

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ending January 31, 2021 were as follows (in thousands):

Three Months Ended
January 31, 2021
Operating lease cost	$247
Short-term lease cost	-

Other information related to leases was as follows (in thousands):

	January 31, 2021	October 31, 2020
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,184	$1,421

Weighted Average Remaining Lease Term
Operating leases (in months)	20.78	22.94

Weighted Average Discount Rate
Operating leases	3.54%	3.54%

Future minimum lease payments under non-cancellable leases as of January 31, 2021 were as follows:

Year ended October 31,	Operating Leases

2021 (excluding three months ended January 31, 2021)	$667
2022	532
2023	166
2024	-
2025	-
Thereafter	-
Total future minimum lease payments	1,365
Less imputed interest	(99)
Total	$1,266

Reported as of January 31, 2021	Operating Leases
Other current liabilities	$789
Operating lease liabilities	477
Finance lease liabilities	-
Total	$1,266

As of January 31, 2021, operating lease ROU asset was $1.2 million and operating lease liability totaled $1.3 million, of which $789,000 is classified as current. There were no finance leases as of January 31, 2021.

Note 13 – Line of credit and PPP loans

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. On December 30, 2020, we closed the line of credit with no amounts outstanding.

In May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). We anticipate that most of the PPP Loans will be eligible for forgiveness in accordance with the provisions of the CARES Act. To the extent not forgiven, the PPP Loans have a two-year term, a fixed interest rate of 1%, and principal and interest payments are deferred for six months. As of January 31, 2021, the full amount of the PPP Loans was applied for forgiveness. Subsequent to January 31, 2021, the full amount of the PPP Loans has been forgiven and considered paid in full (including applicable interest).

Future minimum loan payments as of January 31, 2021 were as follows:

Year ended October 31,	PPP Loans

2021 (excluding three months ended January 31, 2021)	$1,575
2022	1,213
Total future minimum payments	$2,788

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three months ended January 31, 2021. During the three months ended January 31, 2020, we paid dividends of $0.02 per share for a total of $193,000.

Note 15 – Subsequent events

In February 2021, the full $2.8 million of PPP Loans was forgiven and considered paid in full (including applicable interest) by the Small Business Administration.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2020 and other reports and filings made with the Securities and Exchange Commission.

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

Earn-out Liability

The purchase agreement for the acquisition of Schrofftech provides for an earn-out payment of up to $2.4 million, which amount is earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach, and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

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

For the three months ended January 31, 2021, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 64% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 36% of total sales for the three months ended January 31, 2021. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders, and its revenues are therefore, more volatile than the revenues of the RF Connector segment.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the three months ended January 31, 2021. We currently expect the decline caused by the economic slowdown to persist through at least the second quarter of 2021. The operations of our Cables Unlimited, Inc. subsidiary in Long Island, New York, was particularly affected as many employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the impact that COVID-19 had on our Northeastern operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). In February 2021, the full $2.8 million of PPP Loans was forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. While we still believe that our existing current assets, the amount of cash we anticipate will be generated from on-going operations, and funds we received from the PPP Loans collectively will be sufficient to fund our anticipated liquidity and capital resource needs for at least twelve months from the date of this filing, there are some uncertainties because of the unknown future impact of the COVID-19 pandemic on our business. Nevertheless, we believe that our existing assets and the cash we expect to generate from operations, including from our current backlog of unfulfilled orders, will be sufficient to fund our liquidity needs during the next twelve months from the date of this filing based on the following:

As of January 31, 2021, we had a total of $15.5 million of cash and cash equivalents compared to a total of $15.8 million of cash and cash equivalents as of October 31, 2020. As of January 31, 2021, we had working capital of $24.5 million and a current ratio of approximately 4.4:1 with current assets of $31.8 million and current liabilities of $7.3 million.

As of January 31, 2021, we had $7.1 million of backlog, compared to $6.3 million as of October 31, 2020. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the three months ended January 31, 2021, we used $0.6 million of cash in our operating activities. This net outflow of cash is due to our net loss ($0.4 million), inventory purchases resulting in an increase to our inventory balance ($0.4 million), and cash used for other current assets ($1.3 million), which expenditures included an increase of our income taxes receivable of $0.7 million due to the impact of the passage of the Consolidated Appropriations Act (“CAA”) that allows for PPP loan expenses to be deducted on our tax return. The foregoing cash usage was partially offset by an increase in cash from noncash credits of $0.7 million from the decrease of our deferred tax asset as a result of the passage of the CAA, $0.2 million from depreciation and amortization, $0.1 million from stock-based compensation expense, and $0.5 million from the collection in accounts receivable.

During the fiscal quarter ended January 31, 2021, we also spent $0.1 million on capital expenditures, and received $0.4 million of proceeds from the exercise of stock options. As a result of the net cash used in operating and investing activities, and the cash received from the exercise of stock options, our cash and cash equivalent balance decreased by $0.3 million during the January 31, 2021 quarter.

We do not anticipate needing material additional capital equipment in the next twelve months. In the past, we have financed some of our equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months.

In November 2019, we entered into a $5.0 million revolving line of credit that bore interest at a rate of 2.0% plus LIBOR Daily Floating Rate. We never used the line of credit and on December 30, 2020, we closed the line of credit. Accordingly, we currently do not have a credit facility available to us should we need to borrow amounts to fund either our working capital needs or any future unplanned capital expenditures.

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

Results of Operations

Three Months Ended January 31, 2021 vs. Three Months Ended January 31, 2020

Net sales for the three months ended January 31, 2021 (the “fiscal 2021 quarter”) decreased by 19%, or $2.4 million, to $10.0 million as compared to the three months ended January 31, 2020 (the “fiscal 2020 quarter”). Net sales for the fiscal 2021 quarter at the Custom Cabling segment decreased by $2.8 million, or 30%, to $6.4 million, compared to $9.2 million in the fiscal 2020 quarter. The decrease was primarily the result of lower project-based wireless carrier macro and tower site business where we continued to see a general slowdown which impacted our sales.   In addition we experienced project delays with small cell deployments due to COVID-19 as there were difficulties gaining site zoning approvals for small cell installations, challenges with building and site access, and limited availability of work crews. Net sales for the fiscal 2021 quarter at the RF Connector segment increased by $0.4 million, or 12%, to $3.6 million as compared to $3.2 million in the fiscal 2020 quarter.

Gross profit for the fiscal 2021 quarter decreased by $0.6 million to $2.6 million due to the decrease in net sales, although gross margins remained fairly consistent at 26.1% of sales compared to 26.2% of sales in the fiscal 2020 quarter.

Engineering expenses decreased by $0.2 million to $0.4 million in the fiscal 2021 quarter compared to $0.6 million in the fiscal 2020 quarter primarily due to the reduction in engineering marketing personnel, which costs are included in the engineering costs. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $0.1 million to $2.8 million (28% of sales) compared to $2.7 million (21% of sales) in the first quarter last year primarily due to hiring of additional sales people in the last half of the 2020 fiscal year and in the fiscal 2021 quarter.

For the fiscal 2021 quarter, the Custom Cabling segment had a pretax loss of $1.0 million while the RF Connector segment had pretax income of $0.5 million, as compared to $0.3 million loss and $0.3 million of income, respectively, for the comparable first quarter last year. The pretax loss at the Custom Cabling segment in the fiscal 2021 quarter was primarily due to the lower sales in the project-based business resulting from the slowdown in carrier spending.

The provision or benefit for income taxes was 32% and (120%) of (loss) income before income taxes for the fiscal 2021 quarter and the fiscal 2020 quarter, respectively. The change in the effective tax rate from the fiscal 2020 quarter to fiscal 2021 quarter was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2021 quarter, net loss was $0.4 million and fully diluted loss per share was $0.04 per share, compared to a net income of $26,000 and fully diluted earnings per share of $0.00 per share for the fiscal 2020 quarter. For the fiscal 2021 quarter, the diluted weighted average shares outstanding was 9,784,760 as compared to 9,873,336 for the fiscal 2020 quarter.

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

During the first quarter of fiscal 2021, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. Further, the current coronavirus (“COVID-19”) pandemic and actions taken to address the pandemic may exacerbate the risks described in our SEC reports. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2020, the Company issued a total of 1,116 shares of common stock to the four directors serving as chairpersons on committees of the Company’s Board of Directors. The shares were issued in lieu of $5,000 of cash compensation for services otherwise payable to these directors. The shares were issued to the directors pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended January 31, 2021 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 2020	-	$-	-	$-
December 2020	-	$-	-	$-
January 2021	2,367	$4.89	-	$-

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

10.1

Description of the Fiscal Year 2021 Management Incentive Equity and Cash Compensation Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2021).#

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

RF INDUSTRIES, LTD.

Date: March 11, 2021	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2021	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)