Form 10-Q
period 2021-04-30
R F INDUSTRIES LTD
filed 2021-06-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-Q

_____________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 10, 2021 was 10,001,056.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2021	2020
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,762	$15,797
Trade accounts receivable, net of allowance for doubtful accounts of $64 and $66, respectively	6,364	5,669
Inventories	9,574	8,586
Other current assets	3,637	813
TOTAL CURRENT ASSETS	34,337	30,865

Property and equipment:
Equipment and tooling	3,940	3,819
Furniture and office equipment	1,098	1,073
	5,038	4,892
Less accumulated depreciation	4,224	4,082
Total property and equipment, net	814	810

Operating lease right of use assets, net	976	1,421
Goodwill	2,467	2,467
Amortizable intangible assets, net	2,929	3,181
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	-	834
Other assets	70	70
TOTAL ASSETS	$42,767	$40,822

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2021	2020
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,236	$1,475
Accrued expenses	3,240	2,573
Current portion of PPP Loans	-	1,699
Current portion of operating lease liabilities	691	874
Income taxes payable	-	43
TOTAL CURRENT LIABILITIES	5,167	6,664

Deferred tax liabilities	2	-
Operating lease liabilities	358	635
PPP Loans	-	1,089
Other long-term liabilities	-	370
TOTAL LIABILITIES	5,527	8,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,001,056 and 9,814,118 shares issued and outstanding at April 30, 2021 and October 31, 2020, respectively	100	98
Additional paid-in capital	23,678	22,946
Retained earnings	13,462	9,020
TOTAL STOCKHOLDERS' EQUITY	37,240	32,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,767	$40,822

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

Net sales	$11,057	$10,390	$21,059	$22,804
Cost of sales	6,287	7,804	13,683	16,965

Gross profit	4,770	2,586	7,376	5,839

Operating expenses:
Engineering	202	528	633	1,124
Selling and general	1,884	2,246	4,647	4,902
Total operating expenses	2,086	2,774	5,280	6,026

Operating income (loss)	2,684	(188)	2,096	(187)

Other income	2,809	7	2,800	18

Income (loss) before provision (benefit) for income taxes	5,493	(181)	4,896	(169)
Provision (benefit) for income taxes	648	3	454	(11)

Consolidated net income (loss)	$4,845	$(184)	$4,442	$(158)

Earnings (loss) per share:
Basic	$0.49	$(0.02)	$0.45	$(0.02)
Diluted	$0.48	$(0.02)	$0.44	$(0.02)

Weighted average shares outstanding:
Basic	9,963,291	9,704,880	9,927,776	9,633,935
Diluted	10,129,472	9,704,880	10,096,916	9,633,935

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended April 30, 2021
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2021	9,962,456	$100	$23,441	$8,617	$32,158

Exercise of stock options	38,512	-	100	-	100

Stock-based compensation expense	-	-	137	-	137

Tax withholding related to vesting of restricted stock	88	-	-	-	-

Consolidated net income	-	-	-	4,845	4,845

Balance, April 30, 2021	10,001,056	$100	$23,678	$13,462	$37,240

	For the Six Months Ended April 30, 2021
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2020	9,814,118	$98	$22,946	$9,020	$32,064

Exercise of stock options	156,701	1	484	-	485

Stock-based compensation expense	-	-	260	-	260

Issuance of restricted stock	36,834	1	(1)	-	-

Forfeiture of restricted stock	(4,318)	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,279)	-	(11)	-	(11)

Consolidated net income	-	-	-	4,442	4,442

Balance, April 30, 2021	10,001,056	$100	$23,678	$13,462	$37,240

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2021	2020
OPERATING ACTIVITIES:
Consolidated net income (loss)	$4,442	$(158)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	-	12
Depreciation and amortization	414	508
Stock-based compensation expense	260	283
Tax payments related to shares cancelled for vested restricted stock awards	(11)	-
Deferred income taxes	836	136
PPP Loan and interest forgiveness	(2,807)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(694)	7,499
Inventories	(987)	(72)
Other current assets	(2,824)	(420)
Right of use assets	(14)	99
Other long-term assets	-	(2)
Accounts payable	(238)	(1,060)
Accrued expenses	684	(872)
Income taxes payable	(43)	(21)
Other current liabilities	-	-
Other long-term liabilities	(370)	(467)
Net cash (used in) provided by operating activities	(1,352)	5,465

INVESTING ACTIVITIES:
Capital expenditures	(168)	(63)
Purchase of Schrofftech, net of cash acquired ($99)	-	(3,901)
Net cash used in investing activities	(168)	(3,964)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	485	423
Dividends paid	-	(388)
Net cash provided by financing activities	485	35

Net (decrease) increase in cash and cash equivalents	(1,035)	1,536

Cash and cash equivalents, beginning of period	15,797	12,540

Cash and cash equivalents, end of period	$14,762	$14,076

Supplemental cash flow information – income taxes paid	$28	$395

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2020 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2020 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ended October 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

The outbreak impacted our performance for the six months ended April 30, 2021. During the periods covered by this report, the operations of our three subsidiaries in the Northeast were affected as many of our employees stayed at home and as local customers shut down or otherwise delayed, deferred or cancelled orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). See Note 13 on discussions of the PPP Loans.

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages.  For the six months ended April 30, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill and non-amortizable intangibles impairment indicators as of April 30, 2021. Although no impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

Fair value measurement

We measure at fair value certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The accounting principles generally accepted in the United States of America (“GAAP”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

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

As of April 30, 2021 and October 31, 2020, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and the current portion of the PPP Loans approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other current liabilities.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

Recently issued accounting pronouncements adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We adopted the standard as of November 1, 2019, the beginning of our fiscal 2020, applying the modified retrospective method.  We elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allows us to carryforward the historical lease classification.  We elected the policy which allows us to combine the nonlease components with their related lease components rather than separating, and the policy election to keep leases with an initial term of 12 months or less off of the balance sheet.  Operating leases are included in our consolidated balance sheet as operating lease right of use (“ROU”) assets, other current liabilities, and operating lease liabilities. Finance leases are included in finance ROU assets, other current liabilities, and finance lease liabilities on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the duration of the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is recognized on the consolidated statements of operations. The adoption of the standard resulted in a material recognition of additional ROU assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of November 1, 2019, but did not materially affect our consolidated net loss.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of April 30, 2021.

Note 2 – Business acquisition

On November 4, 2019, we purchased the business of Schrofftech, a Rhode Island-based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. At the closing, in consideration for the Schrofftech business, we paid the sellers $4 million in cash, and, if certain financial targets are met by Schrofftech over a two-year period, agreed to pay additional cash earn-out payments of up to $2.4 million.

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

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2021	October 31, 2020

Raw materials and supplies	$5,035	$4,410
Work in process	314	196
Finished goods	4,225	3,980

Totals	$9,574	$8,586

For the three months ended April 30, 2021, one vendor accounted for 15% of inventory purchases, while no vendors accounted for more than 10% of inventory purchases for the three months ended April 30, 2020. No vendors accounted for more than 10% of inventory purchases for the six months ended April 30, 2021 or 2020. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2021	October 31, 2020

Employee retention credit	$2,353	$-
Prepaid taxes	367	-
Prepaid expense	524	393
Other	393	420

Totals	$3,637	$813

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS.  The period assessed for eligibility of the ERC is on a calendar year basis.  For the first and second quarter of calendar year 2021, we were eligible to claim the ERC.  As of April 30, 2021, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 5 – Accrued expenses

Accrued expenses consist of the following (in thousands):

	April 30, 2021	October 31, 2020

Wages payable	$1,432	$1,506
Accrued receipts	1,368	518
Other accrued expenses	440	549

Totals	$3,240	$2,573

Accrued receipts represent purchased inventory for which invoices have not been received.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2.4 million, which are earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods. In determining the fair value of the earn-out liability as of April 30, 2021, we used the most recent projections while giving consideration to actual results versus such projections subsequent to April 30, 2021.

We estimate the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (Level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2021 (in thousands):

Description	Level 3
Earn-out liability	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

Description	Level 3
Earn-out liability	$370

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended April 30, 2021, January 31, 2021 and for the year ended October 31, 2020 (in thousands):

	Level 3
	April 30, 2021	January 31, 2021	October 31, 2020
Beginning balance	$296	$370	$1,249
Change in value	(296)	(74)	(879)
Ending balance	$-	$296	$370

Note 6 – Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three and six months ended April 30, 2020, we reported a net loss and diluted loss per share is computed the same as basic loss per share as the effect of utilizing the fully diluted share count would have reduced the net loss per share which has an anti-dilutive effect.  Therefore, all outstanding stock options are excluded from the computation of diluted loss per share.  Potentially issuable securities that are out-of-the-money totaled 321,338 and 392,838 shares for the three months ended April 30, 2021 and 2020, respectively, and 331,338 and 392,838 shares for the six months ended April 30, 2021 and 2020, respectively. These shares were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

Weighted average shares outstanding for basic earnings (loss) per share	9,963,291	9,704,880	9,927,776	9,633,935

Add effects of potentially dilutive securities-assumed exercise of stock options	166,181	-	169,140	-

Weighted average shares outstanding for diluted earnings (loss) per share	10,129,472	9,704,880	10,096,916	9,633,935

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

No other shares or options were granted to company employees during the three and six months ended April 30, 2021 and 2020.

The weighted average fair value of employee stock options that were granted during the six months ended April 30, 2021 and 2020 was estimated to be $2.46 and $3.13, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2020. A summary of the status of the options granted under our stock option plans as of April 30, 2021 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2020	789,179	$4.66
Options granted	67,000	$4.98
Options exercised	(156,701)	$3.10
Options cancelled	(91,793)	$5.88
Options outstanding at April 30, 2021	607,685	$4.91
Options exercisable at April 30, 2021	270,082	$5.24
Options vested and expected to vest at April 30, 2021	607,349	$4.92

Weighted average remaining contractual life of options outstanding as of April 30, 2021: 6.31 years

Weighted average remaining contractual life of options exercisable as of April 30, 2021: 4.75 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2021: 6.31 years

Aggregate intrinsic value of options outstanding at April 30, 2021: $1,161,000

Aggregate intrinsic value of options exercisable at April 30, 2021: $483,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2021: $1,152,000

As of April 30, 2021, $648,000 and $385,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 3.71 and 1.31 years, respectively.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified awards. For fiscal 2020, compensation payable to non-employee directors was prorated from November 1, 2019 through August 31, 2020. On November 4, 2019, we granted each of our five non-employee directors 3,270 shares of restricted stock. The number of restricted shares granted to each director was determined by prorating $25,000 for the ten months ending August 31, 2020 and dividing by the 20-day average closing stock price ($6.36). These restricted shares vested ratably through August 31, 2020. As compensation for services to be provided until the 2021 annual meeting of stockholders in September 2021, we granted each of our five non-employee directors 5,757 shares of restricted stock, which number was determined by dividing $25,000 by the 20-day average closing stock price ($4.34). On December 31, 2020, a new director joined the Board of Directors. We granted the new director 3,334 shares of restricted stock as payment for the year ending with the 2021 annual meeting. The number of restricted stock was determined by prorating $25,000 for the 8.5 months of service upon joining the Board of Directors through the 2021 annual meeting and dividing by the 20-day average closing stock price ($5.31).

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

Stock option expense

During the three months ended April 30, 2021 and 2020, stock-based compensation expense totaled $137,000 and $96,000, respectively, and was classified in selling and general expenses. During the six months ended April 30, 2021 and 2020, stock-based compensation expense totaled $260,000 and $283,000, respectively, and was classified in selling and general expenses.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2021, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $13.4 million.

Two customers, both distributors, accounted for approximately 12% and 11% of net sales for the three months ended April 30, 2021, and 14% and 11%, respectively, of net sales for the six months ended April 30, 2021.  These distributors had accounts receivable balances that accounted for 14% and 13%, respectively, of the total net accounts receivable balance at April 30, 2021. The two distributors also accounted for 17% and 11% of net sales for the three months ended April 30, 2020, and 14% and 11%, respectively, of net sales for the six months ended April 30, 2020.  In the same six-month period, another customer, a wireless carrier, accounted for 11% of net sales. The two distributors had accounts receivable balances that accounted for 19% and 14%, respectively, of the total net accounts receivable balance at April 30, 2020. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2021, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling segment.

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

As reviewed by our chief operating decision maker, we evaluate the performance of each segment based on income or loss before income taxes. We charge depreciation and amortization directly to each division within the segment. Accounts receivable, inventory, property and equipment, ROU assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same for the Company as a whole.

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2021 and 2020 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

United States	$10,338	$9,982	$19,717	$22,155
Foreign Countries:
Canada	566	290	1,091	407
Mexico	26	7	26	12
All Other	127	111	225	230
	719	408	1,342	649

Totals	$11,057	$10,390	$21,059	$22,804

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended April 30, 2021 and 2020 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2021	Cable Assembly	Assembly	Corporate	Total
Net sales	$3,552	$7,505	$-	$11,057
Income before provision for income taxes	1,495	1,189	2,809	5,493
Depreciation and amortization	35	142	-	177
Total assets	7,463	16,835	18,469	42,767

2020
Net sales	$3,768	$6,622	$-	$10,390
Income (loss) before provision for income taxes	697	(885)	7	(181)
Depreciation and amortization	41	212	-	253
Total assets	8,126	16,021	15,265	39,412

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2021 and 2020 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2021	Cable Assembly	Assembly	Corporate	Total
Net sales	$7,127	$13,932	$-	$21,059
Income before provision for income taxes	1,947	148	2,801	4,896
Depreciation and amortization	70	344	-	414
Total assets	7,463	16,835	18,469	42,767

2020
Net sales	$6,957	$15,847	$-	$22,804
Income (loss) before benefit from income taxes	979	(1,166)	18	(169)
Depreciation and amortization	83	425	-	508
Total assets	8,126	16,021	15,265	39,412

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

We recorded income tax provisions of $648,000 and $3,000 for the three months ended April 30, 2021 and 2020, respectively. The effective tax rate was 24.2% for the three months ended April 30, 2021, compared to (1.4%) for the three months ended April 30, 2020. For the six months ended April 30, 2021 and 2020, we recorded income tax provisions (benefits) of $454,000 and ($11,000), respectively. The effective tax rate was 21.8% for the six months ended April 30, 2021, compared to 6.7% for the six months ended April 30, 2020. The effective tax rates for the three and six months ended April 30, 2021 are excluding the PPP Loan forgiveness classified in Other Income. The change in effective tax rate for the six months ended April 30, 2021 compared to the six months ended April 30, 2020 was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

We had $127,000 and $107,000 of unrecognized tax benefits, inclusive of interest and penalties, as of April 30, 2021 and October 31, 2020, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $33,000 as of April 30, 2021.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2021	October 31, 2020
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(267)	(245)
	156	178

Customer relationships (estimated lives 7 - 15 years)	5,058	5,058
Accumulated amortization	(2,559)	(2,367)
	2,499	2,691

Backlog (estimated life 1 - 2 years)	287	287
Accumulated amortization	(287)	(266)
	-	21

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(94)	(77)
	274	291

Totals	$2,929	$3,181

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the six months ended April 30, 2021 and the year ended October 31, 2020 was $252,000 and $692,000, respectively. As of April 30, 2021, the weighted-average amortization period for the amortizable intangible assets is 5.66 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended April 30, 2021 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 30, 2021	April 30, 2021
Operating lease cost	$250	$495
Short-term lease cost	-	1

Other information related to leases was as follows (in thousands):

	April 30, 2021	October 31, 2020
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$976	$1,421

Weighted Average Remaining Lease Term
Operating leases (in months)	19.85	22.94

Weighted Average Discount Rate
Operating leases	3.54%	3.54%

Future minimum lease payments under non-cancellable leases as of April 30, 2021 were as follows:

Year ending October 31,	Operating Leases

2021 (excluding six months ended April 30, 2021)	$418
2022	537
2023	172
2024	5
2025	5
Thereafter	2
Total future minimum lease payments	1,139
Less imputed interest	(90)
Total	$1,049

Reported as of April 30, 2021	Operating Leases
Other current liabilities	$691
Operating lease liabilities	358
Finance lease liabilities	-
Total	$1,049

As of April 30, 2021, operating lease ROU asset was $976,000 and operating lease liability totaled $1.0 million, of which $691,000 is classified as current. There were no finance leases as of April 30, 2021.

Note 13 – Line of credit and PPP loans

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. The LOC contains certain loan covenants. Failure to maintain the loan covenants may constitute an event of default, resulting in all outstanding amounts of principal and interest becoming immediately due and payable. All outstanding principal and interest is due and payable on December 1, 2021. On December 30, 2020, we closed the LOC with no amounts outstanding.

In May 2020 we applied for and received loans under the PPP of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). As of April 30, 2021, the full amount of the PPP Loans has been forgiven and considered paid in full (including applicable interest).

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three or six months ended April 30, 2021. During the three and six months ended April 30, 2020, we paid dividends of $0.02 per share for a total of $195,000 and $388,000, respectively.

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

For the six months ended April 30, 2021, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 68% of the Company’s total sales.  Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 32% of total sales for the six months ended April 30, 2021. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream.  On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders.  Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues are, therefore, more volatile than the revenues of the RF Connector segment.

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including in regions where we or third parties on which we rely have manufacturing facilities, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, social distancing protocols and restrictions on types of business that may continue to operate. While we have been deemed an “essential” business, and therefore continued our operations during the quarantines, the impact of the COVID-19 pandemic has affected both our operations and those of our vendors and customers. Our operations in both the 2020 and 2021 periods were negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by a fluctuating workforce as at times, some of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, there has been some volatility in the overall demand for our products, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance in fiscal year 2020 and for the six months ended April 30, 2021. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). In February 2021, the full $2.8 million of PPP Loans was forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”).  The ERC is a refundable tax credit against certain employment wages. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages.  For the six months ended April 30, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable.  The amount of ERC that we are eligible to receive is $2.4 million, which amount will reduce our labor costs during the six-month period.

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

As of April 30, 2021, we had a total of $14.8 million of cash and cash equivalents compared to a total of $15.8 million of cash and cash equivalents as of October 31, 2020. As of April 30, 2021, we had working capital of $29.2 million and a current ratio of approximately 6.7:1 with current assets of $34.3 million and current liabilities of $5.2 million.

As of April 30, 2021, we had $15.6 million of backlog, compared to $6.3 million as of October 31, 2020. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the six months ended April 30, 2021, we used $1.4 million of cash in our operating activities despite our net income of $4.5 million. The net outflow of cash was due in part to increased inventory purchases (which increased our inventory balance by $1.0 million), and cash used for other current assets ($2.8 million). The cash used for other current assets represents i) tax payments we made that we are expected to get refunded back of $0.7 million due to the impact of the passage of the Consolidated Appropriations Act (“CAA”) that allows for PPP loan expenses to be deducted on our tax return, and (ii) employee tax payments for which we will receive future tax credits of $2.4 million. The foregoing cash usage was partially offset by an increase in cash from noncash credits of $0.8 million as a result of the passage of the CAA, $0.4 million from depreciation and amortization, $0.3 million from stock-based compensation expense, and $0.7 million from the collection in accounts receivable.

During the six months ended April 30, 2021, we also spent $0.2 million on capital expenditures. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.5 million of proceeds that we received from the exercise of stock options. As a result of the cash received from the exercise of stock options that partially offset our net cash used in operating and investing activities, our cash and cash equivalent balance decreased by $1.0 million during the April 30, 2021 six-month period.

We do not anticipate making material additional capital equipment in the next twelve months. In the past, we have financed some of our equipment and furnishings requirements through capital leases. No additional capital equipment purchases have been currently identified that would require significant additional leasing or capital expenditures during the next twelve months.

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

From time to time, we may undertake acquisitions of other companies or product lines in order to diversify our product and solutions offerings and customer base. Conversely, we may undertake the disposition of a division or product line due to changes in our business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce our liquidity and capital resources while dispositions may increase our cash position, liquidity and capital resources. Since our goal is to continue to expand our operations and accelerate our growth through future acquisitions, we may use some of our current capital resources to fund any acquisitions we may undertake in the future.

Results of Operations

Three Months Ended April 30, 2021 vs. Three Months Ended April 30, 2020

Net sales for the three months ended April 30, 2021 (the “fiscal 2021 quarter”) increased by 6%, or $0.7 million, to $11.1 million as compared to the three months ended April 30, 2020 (the “fiscal 2020 quarter”) due to an increase in net sales at the Custom Cabling segment. Net sales in the Custom Cabling segment increased by $0.9 million, or 13%, to $7.5 million, compared to $6.6 million in the fiscal 2020 quarter primarily because of increased sales of products to wireless carriers, including fiber optic cables used in the build out of 4G and 5G networks. Net sales for the fiscal 2021 quarter at the RF Connector segment decreased by $0.2 million, or 6%, to $3.6 million as compared to $3.8 million in the fiscal 2020 quarter due primarily to slower project-related deployments in locations like stadiums, large office buildings, and other public use venues.

Gross profit for the fiscal 2021 quarter increased by $2.2 million to $4.8 million and gross margins increased to 43.1% of sales compared to 24.9% of net sales in the fiscal 2020 quarter due primarily to the ERC that the Company was eligible to claim for the production employees.  The ERC refundable employee tax credit reduced our labor costs and thereby increased our gross profits.  Excluding the benefit of the ERC, our gross profits for the fiscal 2021 quarter would have been $3.0 million, which is an increase of $0.4 million compared to the fiscal 2020 quarter, and gross margins would have been 27.1%. The increase in gross margins is primarily due to the increase in sales at the Custom Cabling segment in the fiscal 2021 quarter.

Engineering expenses decreased by $0.3 million to $0.2 million in the fiscal 2021 quarter compared to $0.5 million in the fiscal 2020 quarter due to the ERC the Company was eligible to claim for engineering employees. Excluding the benefit of the ERC, engineering expenses would have been $0.4 million, which is a decrease of $0.1 million compared to the fiscal 2020 quarter. This decrease is due to a reduction in engineering marketing personnel, which costs are included in the engineering costs. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased by $0.3 million to $1.9 million (17% of sales) compared to $2.2 million (22% of sales) in the second quarter last year due to the ERC the Company was eligible to claim for the general and administrative employees. Excluding the benefit of the ERC, selling and general expenses would have been $2.5 million (23% of sales), which is an increase of $0.3 million compared to the fiscal 2020 quarter. This increase is primarily due to hiring of additional sales people in the last half of the 2020 fiscal year and in the first quarter of fiscal 2021.

In February 2021, the full $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest), which is reflected as “Other Income”.

For the fiscal 2021 quarter, the Custom Cabling segment and the RF Connector segment had pretax income of $1.2 million and $1.5 million, respectively, as compared to $0.9 million loss and $0.7 million of income, respectively, for the comparable second quarter last year. The pretax income at both the Custom Cabling and RF Connector segments in the fiscal 2021 quarter was primarily due to the ERC the Company was eligible to claim and the PPP Loan forgiveness.

For the fiscal 2021 and 2020 quarters, we recorded income tax provisions of $648,000 and $3,000, respectively. The effective tax rate was 24.2% for the fiscal 2021 quarter, compared to (1.4%) for the fiscal 2020 quarter. The fiscal 2021 quarter’s effective tax rate for the three months ended April 30, 2021 is excluding the PPP Loan forgiveness classified in Other Income. The change in effective tax rate for the fiscal 2021 and 2020 quarters was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2021 quarter, net income was $4.8 million and fully diluted earnings per share was $0.48 per share, compared to a net loss of $0.2 million and fully diluted loss per share of $0.02 per share for the fiscal 2020 quarter. For the fiscal 2021 quarter, the diluted weighted average shares outstanding was 10,129,471 as compared to 9,704,880 for the fiscal 2020 quarter.

Six Months Ended April 30, 2021 vs. Six Months Ended April 30, 2020

Net sales for the six months ended April 30, 2021 (the “fiscal 2021 six-month period”) of $21.1 million decreased by 7%, or $1.7 million, compared to the six months ended April 30, 2020 (the “fiscal 2020 six-month period”) due to a weaker fiscal 2021 first quarter. The decrease in net sales is attributable to a decrease in net sales at the Custom Cabling segment, which decreased by $1.9 million, or 12%, to $13.9 million compared to $15.8 million in the fiscal 2020 six-month period. The decrease was primarily in our project-based business which resulted from the slowdown in carrier spending in the first quarter of fiscal 2021. Net sales by the Custom Cabling segment increased in the second quarter of fiscal 2021 and such net sales are expected to continue to increase during the remainder of the current fiscal year. Net sales for the fiscal 2021 six-month period at the RF Connector segment increased by $0.2 million, or 2%, to $7.1 million compared to $7.0 million in the fiscal 2020 six-month period.

Gross profit for the fiscal 2021 six-month period increased by $1.5 million to $7.4 million and gross margins increased to 35.0% of sales from 25.6% of sales in the fiscal 2020 six-month period. The increase in gross profit and gross margins was primarily due to the ERC the Company was eligible to claim for production employees. The ERC refundable employee tax credit reduced our labor costs and thereby increased our gross profits. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 six-month period would have been $5.6 million, which is a decrease of $0.2 million compared to the fiscal 2020 six-month period, and gross margins would have been 26.6%.

Engineering expenses decreased $0.5 million to $0.6 million for the fiscal 2021 six-month period compared to $1.1 million in the fiscal 2020 six-month period primarily due to the ERC the Company was eligible to claim for engineering employees. Excluding the benefit of the ERC, engineering expenses would have been $0.9 million, which is a decrease of $0.2 million compared to the fiscal 2020 six-month period. This decrease is due to a reduction in engineering marketing personnel, which costs are included in the engineering costs. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased by $0.3 million to $4.6 million (22% of sales) compared to $4.9 million (22% of sales) in the six-month period last year due to the ERC the Company was eligible to claim on general and administrative employees. Excluding the benefit of the ERC, selling and general expenses would have been $5.3 million (25% of sales), which is an increase of $0.4 million compared to the fiscal 2020 six-month period. This increase is primarily due to the hiring of additional sales people in the last half of the 2020 fiscal year and in the first quarter of fiscal 2021.

In February 2021, the full $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest), which is reflected as “Other Income”.

For the fiscal 2021 six-month period, pretax income for the Custom Cabling segment and the RF Connector segment was $0.1 million and $1.9 million, respectively, as compared to $1.2 million loss and $1.0 million of income, respectively, for the comparable six-month period last year. The pretax income at the Custom Cabling and RF Connector segments in the six-month period of fiscal 2021 was primarily due to the ERC the Company was eligible to claim and the PPP Loan forgiveness.

For the fiscal 2021 and 2020 six-month periods, we recorded income tax provisions (benefits) of $454,000 and ($11,000), respectively. The effective tax rate was 21.8% for the fiscal 2021 six-month period, compared to 6.7% for the fiscal 2020 six-month period. The fiscal 2021 six-month period’s effective tax rate is excluding the PPP Loan forgiveness classified in Other Income. The change in effective tax rate for the fiscal 2021 and 2020 six-month periods was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2021 six-month period, net income was $4.4 million and fully diluted income per share was $0.44 per share as compared to a net loss of $0.2 million and fully diluted loss per share of $0.02 per share for the fiscal 2020 six-month period. For the fiscal 2021 six-month period, the diluted weighted average shares outstanding was 10,096,916 as compared to 9,633,935 for the fiscal 2020 six-month period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Nothing to report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

During the second quarter of fiscal 2021, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable. In March 2020, the WHO characterized COVID-19 as a pandemic. This pandemic has resulted in a global health crisis that is adversely affecting broader economies, financial markets, and the business environment worldwide. We are monitoring the global impact of the COVID-19 pandemic and taking steps to mitigate the accompanying impact on our business by working with our employees, customers, suppliers, and other stakeholders. The pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business. Portions of our workforce may be unable to work effectively due to illness and containment measures, including quarantines, illness precautions, travel restrictions, and other restrictions. We experienced volatility in customer demand as their businesses were impacted by the pandemic. If the pandemic continues, recurs, or worsens, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders and purchases and declines in our collections of accounts receivable. Furthermore, the pandemic has impacted and may further impact the broader U.S. economy, including negatively impacting economic growth, the proper functioning of financial and capital markets and interest rates, all of which could lead to a decline in our net sales. Due to the speed with which the situation is developing, the breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our stock price, access to capital, consolidated results of operations, financial position and cash flows could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended April 30, 2021 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 2021	-	$-	-	$-
March 2021	-	$-	-	$-
April 2021	326	$6.42	-	$-

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 14, 2021	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2021	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)