Form 10-Q
period 2021-07-31
R F INDUSTRIES LTD
filed 2021-09-13
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 9, 2021 was 10,040,598.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31	October 31,
	2021	2020
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,578	$15,797
Trade accounts receivable, net of allowance for doubtful accounts of $79 and $66, respectively	10,526	5,669
Inventories	10,400	8,586
Other current assets	4,124	813
TOTAL CURRENT ASSETS	37,628	30,865

Property and equipment:
Equipment and tooling	3,948	3,819
Furniture and office equipment	1,093	1,073
	5,041	4,892
Less accumulated depreciation	4,282	4,082
Total property and equipment, net	759	810

Operating lease right of use assets, net	1,482	1,421
Goodwill	2,467	2,467
Amortizable intangible assets, net	2,834	3,181
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	-	834
Other assets	70	70
TOTAL ASSETS	$46,414	$40,822

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2021	2020
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,461	$1,475
Accrued expenses	3,697	2,573
Current portion of PPP Loans	-	1,699
Current portion of operating lease liabilities	848	874
Income taxes payable	-	43
TOTAL CURRENT LIABILITIES	7,006	6,664

Deferred tax liabilities	90	-
Operating lease liabilities	698	635
PPP Loans	-	1,089
Other long-term liabilities	-	370
TOTAL LIABILITIES	7,794	8,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,025,598 and 9,814,118 shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively	100	98
Additional paid-in capital	24,132	22,946
Retained earnings	14,388	9,020
TOTAL STOCKHOLDERS' EQUITY	38,620	32,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,414	$40,822

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

Net sales	$15,257	$9,544	$36,316	$32,348
Cost of sales	10,198	6,814	23,881	23,778

Gross profit	5,059	2,730	12,435	8,570

Operating expenses:
Engineering	411	429	1,044	1,553
Selling and general	3,452	2,521	8,099	7,423
Total operating expenses	3,863	2,950	9,143	8,976

Operating income (loss)	1,196	(220)	3,292	(406)

Other income	2	1	2,803	18

Income (loss) before provision (benefit) for income taxes	1,198	(219)	6,095	(388)
Provision (benefit) for income taxes	272	(137)	727	(148)

Consolidated net income (loss)	$926	$(82)	$5,368	$(240)

Earnings (loss) per share:
Basic	$0.09	$(0.01)	$0.54	$(0.02)
Diluted	$0.09	$(0.01)	$0.53	$(0.02)

Weighted average shares outstanding:
Basic	9,979,578	9,714,700	9,955,193	9,661,054
Diluted	10,150,396	9,714,700	10,131,172	9,661,054

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2021
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2021	10,001,056	$100	$23,678	$13,462	$37,240

Exercise of stock options	23,827	-	82	-	82

Stock-based compensation expense	-	-	374	-	374

Issuance of restricted stock	1,840	-	-	-	-

Forfeiture of restricted stock	(864)	-	-	-	-

Tax withholding related to vesting of restricted stock	(261)	-	(2)	-	(2)

Consolidated net income	-	-	-	926	926

Balance, July 31, 2021	10,025,598	$100	$24,132	$14,388	$38,620

	For the Nine Months Ended July 31, 2021
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2020	9,814,118	$98	$22,946	$9,020	$32,064

Exercise of stock options	180,528	1	566	-	567

Stock-based compensation expense	-	-	634	-	634

Issuance of restricted stock	38,674	1	(1)	-	-

Forfeiture of restricted stock	(5,182)	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,540)	-	(13)	-	(13)

Consolidated net income	-	-	-	5,368	5,368

Balance, July 31, 2021	10,025,598	$100	$24,132	$14,388	$38,620

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2020
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2020	9,758,062	$98	$22,652	$8,943	$31,693

Exercise of stock options	12,339	-	22	-	22

Stock-based compensation expense	-	-	161	-	161

Issuance of common shares	1,116	-	5	-	5

Consolidated net loss	-	-	-	(82)	(82)

Balance, July 31, 2020	9,771,517	$98	$22,840	$8,861	$31,799

	For the Nine Months Ended July 31, 2020
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	241,209	2	443	-	445

Stock-based compensation expense	-	-	367	-	367

Issuance of restricted stock	54,850	1	(1)	-	-

Issuance of common shares	13,191	-	82	-	82

Dividends	-	-	-	(388)	(388)

Consolidated net loss	-	-	-	(240)	(240)

Balance, July 31, 2020	9,771,517	$98	$22,840	$8,861	$31,799

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2021	2020
OPERATING ACTIVITIES:
Consolidated net income (loss)	$5,368	$(240)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	17	17
Depreciation and amortization	592	760
Stock-based compensation expense	634	449
Tax payments related to shares cancelled for vested restricted stock awards	(13)	-
Deferred income taxes	924	219
PPP Loan and interest forgiveness	(2,807)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(4,874)	7,395
Inventories	(1,814)	(219)
Other current assets	(3,311)	(544)
Right of use assets	(24)	94
Other long-term assets	-	(2)
Accounts payable	986	(1,293)
Accrued expenses	1,143	(1,576)
Income taxes payable	(43)	(21)
Other long-term liabilities	(370)	(778)
Net cash (used in) provided by operating activities	(3,592)	4,261

INVESTING ACTIVITIES:
Capital expenditures	(194)	(117)
Purchase of Schrofftech, net of cash acquired ($99)	-	(3,901)
Net cash used in investing activities	(194)	(4,018)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	567	445
Dividends paid	-	(388)
Proceeds from PPP Loan	-	2,788
Net cash provided by financing activities	567	2,845

Net (decrease) increase in cash and cash equivalents	(3,219)	3,088

Cash and cash equivalents, beginning of period	15,797	12,540

Cash and cash equivalents, end of period	$12,578	$15,628

Supplemental cash flow information – income taxes paid	$309	$415

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2020 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2020 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). All references to the “Company,” “we,” “us,” or “our” collectively refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. All intercompany balances and transactions have been eliminated in consolidation.

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

The outbreak impacted our performance for the nine months ended July 31, 2021. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). See Note 13 on discussions of the PPP Loans.

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the nine months ended July 31, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable classified in other current assets.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill and non-amortizable intangibles impairment indicators as of July 31, 2021. Although no impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

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

As of July 31, 2021 and October 31, 2020, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and the current portion of the PPP Loans approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other current liabilities.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of July 31, 2021.

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

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2021	October 31, 2020

Raw materials and supplies	$6,034	$4,410
Work in process	301	196
Finished goods	4,065	3,980

Totals	$10,400	$8,586

One vendor accounted for 27% of inventory purchases for the three months ended July 31, 2021, and 17% of inventory purchases for the nine months ended July 31, 2021. Two vendors accounted for 12% and 10% of inventory purchases for the three months ended July 31, 2020, but no vendors accounted for more than 10% of inventory purchases for the nine months ended July 31, 2020. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2021	October 31, 2020

Employee retention credit	$2,750	$-
Prepaid taxes	463	-
Prepaid expense	572	393
Other	339	420

Totals	$4,124	$813

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. For the first and second quarter of calendar year 2021, we were eligible to claim the ERC. As of July 31, 2021, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 5 – Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2021	October 31, 2020

Wages payable	$1,838	$1,506
Accrued receipts	1,271	518
Other accrued expenses	588	549

Totals	$3,697	$2,573

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2021 (in thousands):

Description	Level 3
Earn-out liability	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

Description	Level 3
Earn-out liability	$370

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended July 31, 2021, April 30, 2021, January 31, 2021 and for the year ended October 31, 2020 (in thousands):

	Level 3
	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020
Beginning balance	$-	$296	$370	$1,249
Change in value	-	(296)	(74)	(879)
Ending balance	$-	$-	$296	$370

Note 6 – Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three and nine months ended July 31, 2020, we reported a net loss and diluted loss per share is computed the same as basic loss per share as the effect of utilizing the fully diluted share count would have reduced the net loss per share which has an anti-dilutive effect. Therefore, all outstanding stock options are excluded from the computation of diluted loss per share. Potentially issuable securities that are out-of-the-money totaled 298,015 and 402,838 shares for the three months ended July 31, 2021 and 2020, respectively, and 371,338 and 402,838 shares for the nine months ended July 31, 2021 and 2020, respectively. These shares were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

Weighted average shares outstanding for basic earnings (loss) per share	9,979,578	9,714,700	9,955,193	9,661,054

Add effects of potentially dilutive securities-assumed exercise of stock options	170,818	-	175,979	-

Weighted average shares outstanding for diluted earnings (loss) per share	10,150,396	9,714,700	10,131,172	9,661,054

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

On July 16, 2021, our Chief Executive Officer was granted incentive stock options to purchase 50,000 shares. These options immediately vested on the date of grant, and expire ten years from the date of grant.

No other shares or options were granted to Company employees during the three and nine months ended July 31, 2021 and 2020.

The weighted average fair value of employee stock options that were granted during the nine months ended July 31, 2021 and 2020 was estimated to be $3.38 and $3.06, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2021	2020
Risk-free interest rate	0.58%	1.58%
Dividend yield	0.00%	0.63%
Expected life of the option (in years)	7.00	7.01
Volatility factor	52.34%	52.68%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2020. A summary of the status of the options granted under our stock option plans as of July 31, 2021 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2020	789,179	$4.66
Options granted	117,000	$6.57
Options exercised	(180,528)	$3.15
Options cancelled	(91,793)	$5.88
Options outstanding at July 31, 2021	633,858	$5.26
Options exercisable at July 31, 2021	323,568	$5.78
Options vested and expected to vest at July 31, 2021	633,522	$5.27

Weighted average remaining contractual life of options outstanding as of July 31, 2021: 6.48 years

Weighted average remaining contractual life of options exercisable as of July 31, 2021: 5.59 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2021: 6.48 years

Aggregate intrinsic value of options outstanding at July 31, 2021: $2,729,000

Aggregate intrinsic value of options exercisable at July 31, 2021: $1,221,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2021: $2,713,000

As of July 31, 2021, $587,000 and $311,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.86 and 1.37 years, respectively.

Non-employee directors receive a compensation package of $50,000 annually, which is paid one-half in cash and one-half through the grant of non-qualified awards. For fiscal 2020, compensation payable to non-employee directors was prorated from November 1, 2019 through August 31, 2020. On November 4, 2019, we granted each of our five non-employee directors 3,270 shares of restricted stock. The number of restricted shares granted to each director was determined by prorating $25,000 for the ten months ended August 31, 2020 and dividing by the 20-day average closing stock price ($6.36). These restricted shares vested ratably through August 31, 2020. As compensation for services to be provided until the 2021 annual meeting of stockholders in September 2021, we granted each of our five non-employee directors 5,757 shares of restricted stock, which number was determined by dividing $25,000 by the 20-day average closing stock price ($4.34). On December 31, 2020, a new director joined the Board of Directors. We granted the new director 3,334 shares of restricted stock as payment for the year ending with the 2021 annual meeting. The number of restricted stock was determined by prorating $25,000 for the 8.5 months of service upon joining the Board of Directors through the 2021 annual meeting and dividing by the 20-day average closing stock price ($5.31).

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

One director was appointed as a chairperson of a new committee effective March 4, 2021, and was also appointed as the chairperson of another committee effective June 15, 2021.  Since directors who service as chairpersons of any of the Board’s committees receive additional compensation, which compensation is payable in shares of restricted stock, for the appointment effective March 4, 2021, the director received 1,344 shares of restricted stock.  The number of shares of restricted stock was determined by prorating $15,000 for the 6.5 months of service upon being appointed chairperson and dividing by the 20-day average closing stock price ($6.04).  For the appointment effective June 15, 2021, the director received 496 shares of restricted stock.  The number of restricted stock was determined by prorating $15,000 for the three months of service upon being appointed chairperson and dividing by the 20-day average closing stock price ($7.56).

Stock option expense

During the three months ended July 31, 2021 and 2020, stock-based compensation expense totaled $374,000 and $166,000, respectively, and was classified in selling and general expenses. During the nine months ended July 31, 2021 and 2020, stock-based compensation expense totaled $634,000 and $449,000, respectively, and was classified in selling and general expenses.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At July 31, 2021, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $12.9 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Wireless provider	21%	*	11%	*
Distributor A	10%	18%	12%	15%
Distributor B	10%	13%	11%	12%

* Less than 10%

The wireless provider had an accounts receivable balance that accounted for 36% of the total net accounts receivable balance at July 31, 2021. Distributor A and Distributor B had accounts receivable balances that accounted for 21% and 14%, respectively, of the total net accounts receivable balance at July 31, 2020. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2021, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

United States	$14,624	$9,315	$34,341	$31,471
Foreign Countries:
Canada	499	124	1,591	530
Mexico	51	-	77	12
All Other	83	105	307	335
	633	229	1,975	877

Totals	$15,257	$9,544	$36,316	$32,348

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended July 31, 2021 and 2020 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2021	Cable Assembly	Assembly	Corporate	Total
Net sales	$3,933	$11,324	$-	$15,257
Income before provision for income taxes	255	941	2	1,198
Depreciation and amortization	35	143	-	178
Total assets	7,188	22,524	16,702	46,414

2020
Net sales	$3,611	$5,933	$-	$9,544
Income (loss) before provision for income taxes	500	(720)	1	(219)
Depreciation and amortization	40	212	-	252
Total assets	8,413	15,539	16,942	40,894

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the nine months ended July 31, 2021 and 2020 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2021	Cable Assembly	Assembly	Corporate	Total
Net sales	$11,060	$25,256	$-	$36,316
Income before provision for income taxes	2,202	1,090	2,803	6,095
Depreciation and amortization	105	487	-	592
Total assets	7,188	22,524	16,702	46,414

2020
Net sales	$10,568	$21,780	$-	$32,348
Income (loss) before benefit from income taxes	1,479	(1,886)	19	(388)
Depreciation and amortization	123	637	-	760
Total assets	8,413	15,539	16,942	40,894

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

We recorded income tax provisions (benefits) of $272,000 and ($137,000) for the three months ended July 31, 2021 and 2020, respectively. The effective tax rate was 22.7% for the three months ended July 31, 2021, compared to (62.5%) for the three months ended July 31, 2020. For the nine months ended July 31, 2021 and 2020, we recorded income tax provisions (benefits) of $727,000 and ($148,000), respectively. The effective tax rate was 22.1% for the nine months ended July 31, 2021, compared to 38.2% for the nine months ended July 31, 2020. The effective tax rates for the three and nine months ended July 31, 2021 are excluding the PPP Loan forgiveness classified in Other Income. The change in effective tax rate for the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

We had $126,000 and $107,000 of unrecognized tax benefits, inclusive of interest and penalties, as of July 31, 2021 and October 31, 2020, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $32,000 as of July 31, 2021.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2021	October 31, 2020
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(278)	(245)
	145	178

Customer relationships (estimated lives 7 - 15 years)	5,058	5,058
Accumulated amortization	(2,635)	(2,367)
	2,423	2,691

Backlog (estimated life 1 - 2 years)	287	287
Accumulated amortization	(287)	(266)
	-	21

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(102)	(77)
	266	291

Totals	$2,834	$3,181

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the nine months ended July 31, 2021 and the year ended October 31, 2020 was $347,000 and $692,000, respectively. As of July 31, 2021, the weighted-average amortization period for the amortizable intangible assets is 5.66 years.

Note 12 – Commitments

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of 1 year to 3 years, some of which include options to extend the leases for up to 5 years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $15,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended July 31, 2021 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	July 31, 2021	July 31, 2021
Operating lease cost	$248	$739
Short-term lease cost	-	1

Other information related to leases was as follows (in thousands):

	July 31, 2021	October 31, 2020
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,482	$1,421

Weighted Average Remaining Lease Term
Operating leases (in months)	26.74	22.94

Weighted Average Discount Rate
Operating leases	3.54%	3.54%

Future minimum lease payments under non-cancellable leases as of July 31, 2021 were as follows:

Year ending October 31,	Operating Leases

2021 (excluding nine months ended July 31, 2021)	$244
2022	792
2023	429
2024	180
2025	13
Thereafter	7
Total future minimum lease payments	1,665
Less imputed interest	(119)
Total	$1,546

Reported as of July 31, 2021	Operating Leases
Other current liabilities	$848
Operating lease liabilities	698
Finance lease liabilities	-
Total	$1,546

As of July 31, 2021, operating lease ROU assets was $1.5 million and operating lease liability totaled $1.5 million, of which $848,000 is classified as current. There were no finance leases as of July 31, 2021.

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

In May 2020 we applied for and received loans under the PPP of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). As of July 31, 2021, the full amount of the PPP Loans has been forgiven and considered paid in full (including applicable interest).

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three or nine months ended July 31, 2021, nor did we pay any dividends during the three months ended July 31, 2020. During the nine months ended July 31, 2020, we paid dividends of $0.02 per share for a total of $388,000.

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

For the nine months ended July 31, 2021, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 70% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 30% of total sales for the nine months ended July 31, 2021. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues are, therefore, more volatile than the revenues of the RF Connector segment.

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including in regions where we or third parties on which we rely have manufacturing facilities, have also reacted by instituting quarantines, restrictions on travel, social distancing protocols and restrictions on types of business that may continue to operate. While we have continued our operations during the pandemic, the impact of the COVID-19 pandemic has affected both our operations and those of our vendors and customers. Our operations in both the 2020 and 2021 periods were negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by a fluctuating workforce as at times, some of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, there has been some volatility in the overall demand for our products, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance in fiscal year 2020 and for the nine months ended July 31, 2021. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”). This action enabled us to apply for the ERC. The ERC is a refundable tax credit against certain employment wages. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the nine months ended July 31, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable classified in other current assets. As of July 31, 2021, the amount of the ERC that we were eligible to receive is $2.8 million, which amount reduced our labor costs during the nine-month period.

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

As of July 31, 2021, we had a total of $12.6 million of cash and cash equivalents compared to a total of $15.8 million of cash and cash equivalents as of October 31, 2020. As of July 31, 2021, we had working capital of $30.6 million and a current ratio of approximately 5.4:1 with current assets of $37.6 million and current liabilities of $7.0 million.

As of July 31, 2021, we had $31.9 million of backlog, compared to $6.3 million as of October 31, 2020. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the nine months ended July 31, 2021, we used $3.6 million of cash in our operating activities despite our net income of $5.4 million. The net outflow of cash was due in part to increased inventory purchases (which increased our inventory balance by $1.8 million), and cash used for other current assets ($3.3 million). The cash used for other current assets represents i) tax payments we made that we are expected to get refunded back of $0.7 million due to the impact of the passage of the Consolidated Appropriations Act (“CAA”) that allows for PPP loan expenses to be deducted on our tax return, and (ii) employee tax payments for which we will receive future tax credits of $2.8 million. The foregoing cash usage was partially offset by an increase in cash from noncash credits of $0.8 million as a result of the passage of the CAA, $0.6 million from depreciation and amortization, $0.6 million from stock-based compensation expense, and $4.9 million from the increase in accounts receivable as a result of the increase in sales.

During the nine months ended July 31, 2021, we also spent $0.2 million on capital expenditures. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.6 million of proceeds that we received from the exercise of stock options. As a result of the cash received from the exercise of stock options that partially offset our net cash used in operating and investing activities, our cash and cash equivalent balance decreased by $3.2 million during the July 31, 2021 nine-month period.

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

Results of Operations

Three Months Ended July 31, 2021 vs. Three Months Ended July 31, 2020

Net sales for the three months ended July 31, 2021 (the “fiscal 2021 quarter”) increased by 60%, or $5.7 million, to $15.3 million as compared to the three months ended July 31, 2020 (the “fiscal 2020 quarter”) due to an increase in net sales at the Custom Cabling segment. Net sales in the Custom Cabling segment increased by $5.4 million, or 91%, to $11.3 million, compared to $5.9 million in the fiscal 2020 quarter primarily because of increased sales of products to wireless carriers, including fiber optic cables used in the build out of 4G and 5G networks. Net sales for the fiscal 2021 quarter at the RF Connector segment increased by $0.3 million, or 9%, to $3.9 million as compared to $3.6 million in the fiscal 2020 quarter due primarily to the general recovery of spend in the wireless market including the return of certain project-related deployments in locations like stadiums, large office buildings, and other public use venues.

Gross profit for the fiscal 2021 quarter increased by $2.3 million to $5.1 million and gross margins increased to 33.1% of sales compared to 28.6% of net sales in the fiscal 2020 quarter due primarily to the ERC that the Company was eligible to claim for the production employees. The ERC refundable employee tax credit reduced our labor costs and thereby increased our gross profits. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 quarter would have been $4.2 million, which is an increase of $1.5 million compared to the fiscal 2020 quarter, and gross margins would have been 27.7%. The increase in gross margins is primarily due to the increase in sales at the Custom Cabling segment in the fiscal 2021 quarter.

Engineering expenses remained flat between the fiscal 2021 and 2020 quarters at $0.4 million due to the ERC the Company was eligible to claim for engineering employees. Excluding the benefit of the ERC, engineering expenses would have been $0.5 million, which is an increase of $0.1 million compared to the fiscal 2020 quarter. This increase is due to the increased business at the Custom Cabling segment, which required added research and development costs to support the business growth. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $1.0 million to $3.5 million (23% of sales) compared to $2.5 million (26% of sales) in the third quarter last year primarily due to (i) $0.3 million valuation adjustment to the Schrofftech earn-out liability made in the third quarter last year that resulted in a reduction to selling and general expenses (no valuation adjustment was made during the current period), (ii) a non-cash expense resulting from the accelerated vesting of an officer’s unvested remaining options upon the renewal of his employment agreement ($0.2 million), and (iii) increase in commissions payable as a result of the increase in sales ($0.1 million). The ERC the Company was eligible to claim for the general and administrative employees had minimal impact this quarter since most of the ERC for general and administrative employees were taken in our fiscal second quarter. Excluding the benefit of the ERC, selling and general expenses would have been $3.4 million (22% of sales).  This is lower than the selling and general expenses including the ERC as there were some credits included in our fiscal second quarter that were reallocated in the fiscal third quarter to cost of goods sold.

For the fiscal 2021 quarter, the Custom Cabling segment and the RF Connector segment had pretax income of $0.9 million and $0.3 million, respectively, as compared to $0.7 million loss and $0.5 million of income, respectively, for the comparable third quarter last year. The pretax income at both the Custom Cabling and RF Connector segments in the fiscal 2021 quarter was primarily due to the increase in sales, and in part, to the ERC the Company was eligible to claim.

For the fiscal 2021 and 2020 quarters, we recorded income tax provisions (benefits) of $272,000 and ($137,000), respectively. The effective tax rate was 22.7% for the fiscal 2021 quarter, compared to (62.5%) for the fiscal 2020 quarter. The change in effective tax rate for the fiscal 2021 and 2020 quarters was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2021 quarter, net income was $0.9 million and fully diluted earnings per share was $0.09 per share, compared to a net loss of $0.1 million and fully diluted loss per share of $0.01 per share for the fiscal 2020 quarter. For the fiscal 2021 quarter, the diluted weighted average shares outstanding was 10,150,396 as compared to 9,714,700 for the fiscal 2020 quarter.

Nine Months Ended July 31, 2021 vs. Nine Months Ended July 31, 2020

Net sales for the nine months ended July 31, 2021 (the “fiscal 2021 nine-month period”) of $36.3 million increased by 12%, or $4.0 million, compared to the nine months ended July 31, 2020 (the “fiscal 2020 nine-month period”) due primarily to an increase in sales at the Custom Cabling segment. Net sales at the Custom Cabling segment increased by $3.5 million, or 16%, to $25.3 million compared to $21.8 million in the fiscal 2020 nine-month period. The increase reflects the increase in sales to wireless carriers, including sales of fiber optic cables used in the build out of 4G and 5G networks. Net sales for the fiscal 2021 nine-month period at the RF Connector segment increased by $0.5 million, or 5%, to $11.1 million compared to $10.6 million in the fiscal 2020 nine-month period.

Gross profit for the fiscal 2021 nine-month period increased by $3.9 million to $12.4 million and gross margins increased to 34.2% of sales from 26.5% of sales in the fiscal 2020 nine-month period. The increase in gross profit and gross margins was primarily due to the ERC that the Company was eligible to claim for production employees. The ERC refundable employee tax credit reduced our labor costs and thereby increased our gross profits. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 nine-month period would have been $9.8 million, which is an increase of $1.2 million compared to the fiscal 2020 nine-month period, and gross margins would have been 27.0%.

Engineering expenses decreased $0.6 million to $1.0 million for the fiscal 2021 nine-month period compared to $1.6 million in the fiscal 2020 nine-month period primarily due to the ERC the Company was eligible to claim for engineering employees. Excluding the benefit of the ERC, engineering expenses would have been $1.3 million, which is a decrease of $0.2 million compared to the fiscal 2020 nine-month period. This decrease is due to a reduction in engineering marketing personnel, which costs are included in the engineering costs.

Selling and general expenses increased by $0.7 million to $8.1 million (22% of sales) compared to $7.4 million (23% of sales) in the nine-month period last year primarily due to (i) smaller valuation adjustment to the Schrofftech earn-out liability ($0.4 million) compared to the valuation adjustment in the nine-month period last year ($0.7 million), (ii) the non-cash expense resulting from the accelerated vesting of an officer’s unvested remaining options ($0.2 million), and (iii) increase in commissions due to the increase in sales ($0.1 million). The increase is also due in part to the hiring of additional sales people in the last half of the 2020 fiscal year and in the first quarter of fiscal 2021. Excluding the benefit of the ERC, selling and general expenses would have been $8.7 million (24% of sales), which is an increase of $1.1 million compared to the fiscal 2020 nine-month period.

In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest), which debt forgiveness is reflected as “Other Income”.

For the fiscal 2021 nine-month period, pretax income for the Custom Cabling segment and the RF Connector segment was $1.1 million and $2.2 million, respectively, as compared to $1.9 million loss and $1.5 million of income, respectively, for the comparable nine-month period last year. The pretax income at the Custom Cabling and RF Connector segments in the nine-month period of fiscal 2021 was primarily due to the ERC the Company was eligible to claim and the PPP Loan forgiveness.

For the fiscal 2021 and 2020 nine-month periods, we recorded income tax provisions (benefits) of $727,000 and ($148,000), respectively. The effective tax rate was 22.1% for the fiscal 2021 nine-month period, compared to 38.2% for the fiscal 2020 nine-month period. The fiscal 2021 nine-month period’s effective tax rate is excluding the PPP Loan forgiveness classified in Other Income. The change in effective tax rate for the fiscal 2021 and 2020 nine-month periods was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2021 nine-month period, net income was $5.4 million and fully diluted income per share was $0.53 per share as compared to a net loss of $0.2 million and fully diluted loss per share of $0.02 per share for the fiscal 2020 nine-month period. For the fiscal 2021 nine-month period, the diluted weighted average shares outstanding was 10,131,172 as compared to 9,661,054 for the fiscal 2020 nine-month period.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2021, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended July 31, 2021 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 2021	-	$-	-	$-
June 2021	-	$-	-	$-
July 2021	261	$7.74	-	$-

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number
31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 13, 2021	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2021	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)