Form 10-K
period 2021-10-31
R F INDUSTRIES LTD
filed 2022-01-14
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $56.7 million.

On January 4, 2022, the Registrant had 10,058,571 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to continue to source its raw materials and products from its suppliers and manufacturers, particularly those in Asia, the market demand for its products, which market demand is dependent to a large part on the state of the telecommunications industry, the effect of future business acquisitions and dispositions, including the pending acquisition of Microlab/FXR LLC, the incurrence of impairment charges, and competition.

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

Recent Event

On December 16, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Wireless Telecom Group, Inc, a New Jersey corporation (“Seller”), and its wholly-owned subsidiary Microlab/FXR LLC., a New Jersey limited liability company (“Microlab”). Under the Purchase Agreement, the Company has agreed to purchase 100% of the issued and outstanding membership interests of Microlab (the “Interests”) from Seller (the “Transaction”).  The purchase price for Microlab is estimated to be $24,250,000, subject to certain closing adjustments as set forth in the Purchase Agreement. The Company intends to pay the purchase price using a combination of cash on hand and borrowings from a credit facility.  The Company has received a non-binding commitment letter from a major commercial bank pursuant to which the Company is seeking to obtain a credit facility for up to $20,000,000, a portion of which will be used to fund the purchase of Microlab.  The purchase of Microlab is subject to customary closing conditions and to the approval by the holders of a majority of the voting shares of Seller.  The acquisition currently is expected to be completed by the end of April 2022, subject to a 30-day extension under certain circumstances.  See, “Item 1. Business—Acquisition of Microlab/FXR LLC," below.

Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. Microlab’s portfolio includes RF components for ultra-wideband frequency ranges deployed in commercial wireless networks utilizing mid-band spectrum allocations for 5G mobile broadband. We believe Microlab components possess unique capabilities in the area of broadband frequency coverage, minimal loss and low passive intermodulation (“PIM”). Microlab's high performance components – such as power combiners, directional couplers, attenuators, terminators and filters – are used in broadband applications to support commercial in-building wireless networks, public safety networks, rail and transportation deployments, and global positioning system (“GPS”) signal distribution. Microlab also produces and sells various other products, including a portfolio of GPS digital repeaters and splitters for cellular timing synchronization as well as a passive systems monitor for real-time diagnostics of an in-building distributed antenna system (“DAS”). Following the acquisition, we intend to operate the Microlab business for up to one year at Seller’s facilities in Hanover Township, Parsippany, New Jersey, pursuant to a sublease. This acquisition is in line with our previously announced strategy for driving revenue growth both organically and through the acquisition of companies that offer access to new products that can be sold to a growing customer base, including through an extensive distribution channel. Microlab's products are known worldwide for their superior quality and performance and are considered the gold standard in RF and microwave distribution systems. We believe that there are significant growth opportunities in the small cell and DAS markets, and that Microlab's products will provide the Company with additional scale and opportunity for further revenue growth.

Strategy

Our overall strategy is to provide our customers with a broad selection of products, rapid and high-quality service, and custom design capabilities, all at competitive prices. Specifically, our strategy is the following:

Provide rapid and flexible design and manufacturing services. Over the past few years we have focused our organization on providing a standardized portfolio, allowing for quick-turn readily available products, while having the capabilities, flexible design and manufacturing services to customize our offering to address customer specific requirements or applications.

Competitive pricing. Our manufacturing and distribution arrangements have been designed to lower costs and enable us to offer prices on both our standard and custom manufactured products that are competitive with the marketplace, all while keeping quality as a priority.

Leverage our manufacturing and distribution capabilities and facilities. Our strategy is to operate our five manufacturing and distribution locations to best provide our customers with a competitively priced, high-quality product offering delivered with a fast turnaround time. As part of this strategy, we utilize a “one-company” approach to our five production and distribution locations and allocate our resources based on each location’s production specialization capabilities, its proximity to the shipment destination, and on other factors. Using this “one-company” approach, our goal is to leverage available capacity and shorten delivery times, while potentially providing lower shipping costs. Two of our five manufacturing and distribution locations are located in California, while the other three are in the Northeastern United States.

Integrate marketing and selling efforts. Our strategy is to integrate and cross-sell the product lines manufactured at, or distributed by our five facilities. We have been integrating the marketing and sales efforts of the five divisions, thereby expanding the number and type of products each location can offer its existing client base, while also using this cross-sell approach to win new customers.

Broad range of immediately available connector products. Our strategy is to stock a large selection of connector parts, including parts for older or discontinued products that are available for immediate delivery. As a result, we are able to fill unique connector orders, as well as provide a broad range of standard connector products.

Targeted focus of product lines. Our strategy is to focus on passive products rather than manufacturing and selling operating or active components or products. As a result, we no longer manufacture radio modems, no longer provide mobile management solutions and services, and no longer manufacture medical monitoring products. Our product line focus still remains on supporting and leveraging our distribution channels with our core RF Cable & Connectors, Passive DAS, and Quick-Turn Fiber/Copper assemblies offering, while in parallel we continue to expand our portfolio of integrated solutions to address key end customer and market applications.

Increase long-term relationships with customers. Our goal is to establish long-term relationships with the customers who have used us for specialized projects by having our solutions built into the customer’s product specifications and bills of materials. As we remain focused on maintaining and expanding our national distributor relationships through our dedicated sales and management teams, we have invested in targeted business development efforts to assist in getting more closely aligned with the requirements of strategic end customers.

Grow through strategic and targeted acquisitions. We will continue to consider strategic acquisitions of companies or technologies that can increase our customer penetration and/or diversify our customer base, supplement our management team, expand our product offerings, and/or expand our footprint in relevant market segments.

Operations

We currently conduct operations through our five divisions with our product areas divided into two reporting segments.

RF Connector and Cable Assembly Segment.

Our RF Connector and Cable Assembly segment (“RF Connector segment”) consists of the RF Connector and Cable Assembly division (“RF Connector division”) that is based at our headquarters in San Diego, California. The RF Connector division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use a variety of connectivity/communication applications. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard cable products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements.

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

Custom Cabling Manufacturing and Assembly Segment.

The Custom Cabling segment currently consists of four wholly-owned subsidiaries – three located in the Northeastern United States and one located in Southern California. Our plan is to integrate certain aspects of the manufacturing, sales and marketing functions of these divisions so as to better address overlapping market opportunities and to more efficiently manufacture, market, and ship products to our customers.

The four divisions that comprise the current Custom Cabling segment consist of the following:

Cables Unlimited, Inc. Cables Unlimited, Inc. (“Cables Unlimited”) is a custom cable manufacturer located in Yaphank, New York, that we acquired in 2011. Cables Unlimited is a Corning Cable Systems CAH ConnectionsSM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems' extended warranty. Cables Unlimited designs, develops and manufactures custom connectivity solutions for the industrial, defense, telecommunications and wireless markets.  The products sold by Cables Unlimited include custom and standard copper and fiber optic cable assemblies, adapters and electromechanical wiring harnesses for communications, computer, LAN, automotive fiber optic and medical equipment.

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

C Enterprises, Inc. C Enterprises, Inc. (“C Enterprises”) is a fiber optic and copper cable manufacturer located in Vista, California. This subsidiary acquired the business and assets of C Enterprises, L.P. on March 15, 2019. C Enterprises is a Corning Cable Systems CAH ConnectionsSM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. C Enterprises designs, develops and manufactures connectivity solutions to telecommunications and data communications distributors.

Schroff Technologies International, Inc. Schroff Technologies International, Inc. (“Schrofftech”) was acquired in November 2019. Schrofftech is a Rhode Island based manufacturer and marketer of intelligent thermal cooling control systems, along with pole-ready wireless small cell shrouds and enclosures, custom designed for plug-and-play installation. These products are typically used by telecommunications companies across the U.S. and Canada.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we or third parties on which we rely have manufacturing facilities, have also reacted by instituting quarantines, restrictions on travel, social distancing protocols and restrictions on types of business that may continue to operate. While we have continued our operations during the pandemic, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations in fiscal 2020 and 2021 were negatively affected by partial shutdowns of our facilities (particularly in the Northeast United States), by changes that we had to make to our operating methods and procedures, and by a fluctuating workforce as at times, some of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. Further, recently, our third-party contract manufacturers have been subject to various supply chain disruptions. These supply chain distruptions have slowed the delivery of products to us. As a result, there has been some volatility in the overall demand for our products, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

Our third-party contract manufacturers are based in Asia. Recently, our third-party contract manufacturers have been subject to various supply chain disruptions. These supply chain disruptions have slowed the delivery of products to us, and have increased the price of certain materials due to the significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue and worsen. In addition, because of the rising cost, we may be forced to increase the price of our products to our customers, or we may have to reduce our gross margins on the products that we sell. Because some of our custom manufacturing contracts call for deliveries over a longer period of time, cost increases during the term of these agreements at times cannot be passed through to our customers and therefore will have to be borne by us.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the year ended October 31, 2021. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”)  totaling approximately $2.8 million (“PPP Loans”). All of our PPP Loans have been forgiven and are considered paid in full (including applicable interest).

Product Description

We produce a large variety of interconnect products and assemblies that are used in telecommunications and a range of other industries. The products that we offer and sell consist of the following:

Connector and Cable Products

We design, manufacture and market a broad range of coaxial connectors, adapters and cable assemblies for numerous applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets.

There are numerous applications for these connectors, some of which include digital applications, 2.5G, 3G, 4G, 5G, LTE, Wi-Fi and other broadband wireless infrastructure, GPS, mobile radio products, aircraft, video surveillance systems, cable assemblies and test equipment. Users of our connectors include telecommunications companies, circuit board manufacturers, OEMs, consumer electronics manufacturers, audio and video product manufacturers and installers, and satellite companies. We market over 1,500 types of connectors, adapters, tools, assembly, test and measurement kits, which range in price from under $1 to over $1,000 per unit. The kits satisfy a variety of applications including, but not limited to, lab operations, site requirements and adapter needs.

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

Other Cabling Products

We design, manufacture, and sell cable assemblies and wiring harnesses for industrial, oilfield, instrumentation, medical, and military customers. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, networking and communications cabling. DIN and Mini DIN connector assemblies include power cord, coaxial, Mil-spec and testing.

Telecommunications Thermal Control Systems and Shrouds

We manufacture and sell intelligent thermal control systems for outdoor telecommunications equipment through our Schrofftech division. The thermal control systems, which can be controlled offsite using networked software at the telecommunication company’s own data center, maintain the interior temperature of telecommunications and other networking equipment. Schrofftech also designs and sells shrouds for small cell deployments that reduce installation time and improve aesthetics by eliminating the exterior cabling used with current configurations.

Foreign Sales

Net sales to foreign customers accounted for $2,464,000 (or approximately 4%) of our net sales, and $1,411,000 (or approximately 3%) of our net sales for the fiscal years ended October 31, 2021 and 2020, respectively. The majority of the export sales during these periods were to Canada.

We do not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

We currently sell our products through independent warehousing distributors and through our in-house marketing and sales team. Sales through independent distributors accounted for approximately 39% of our net sales for the fiscal year ended October 31, 2021. Our agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

We contract with outside third parties for the manufacture of a significant portion of our coaxial connectors. However, virtually all of the RF cable assemblies sold during the fiscal year ended October 31, 2021 were assembled at the International Organization for Standardization (“ISO”) approved factory in San Diego, California. We procure our raw cable from manufacturers with ISO approved factories in the United States, China, and Taiwan. The Company primarily relies on several third-party partners for the manufacture of its coaxial connectors, tools and other passive components and receives bulk cable from multiple manufacturing plants. Although we do not have manufacturing contracts with these manufacturers for our connectors and cable products, we do have long-term purchasing relationships. There are certain risks associated with our dependence on third-party manufacturers for some of our products. See “Risk Factors” below. We have in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the third-party manufacturers are not primarily responsible for design work related to the manufacture of our connectors and cable assemblies. Although our current facilities are set up to manufacture certain lines of products, manufacturing of certain products is often shifted to other facilities to alleviate capacity limitations or to address a customer’s product manufacturing schedule requirements.

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

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The RF Connector division purchases most of its connector products from contract manufacturers located in Asia and the United States. We believe that the raw materials used in our products are readily available and that we are not currently dependent on any supplier for our raw materials. We do not currently have any long-term purchase or supply agreements with our connector suppliers. The Custom Cabling divisions obtain coaxial connectors from the RF Connector division. We believe there are numerous domestic and international suppliers of other coaxial connectors that we may utilize for any of our cabling products.

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

Backlog

As of October 31, 2021, our estimated backlog of unfilled firm orders was approximately $33.3 million compared with backlog of approximately $6.3 million as of October 31, 2020. Orders typically fluctuate from quarter to quarter based on customer demand, general business conditions and, in particular, for project-based orders from wireless carrier customers for custom cable assemblies at our Cables Unlimited division. Since purchase orders are submitted from customers based on the estimated timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

It is expected that a substantial portion of the backlog will be filled within the next 12 months. Most of the orders that we receive, particularly in the RF Connector and Cable Assembly segment, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Acquisition of Microlab/FXR LLC

On December 16, 2021, the Company entered into the Purchase Agreement with Wireless Telecom Group, Inc. (“Seller”), and its wholly-owned subsidiary Microlab/FXR LLC (“Microlab”) pursuant to which the Company agreed to purchase Microlab. Microlab is a New Jersey based company that designs and manufactures high-performance RF and microwave products such as dividers, directional couplers and filters enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The boards of directors of both the Company and Seller have unanimously approved the Purchase Agreement and the transactions contemplated thereby. The purchase price for the Interests is estimated to be $24,250,000, subject to certain closing adjustments as set forth in the Purchase Agreement. The Company intends to pay the purchase price using a combination of cash on hand and borrowings from a credit facility.

The closing of the acquisition is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, and approval by the holders of a majority of the voting shares of Seller. The Purchase Agreement contains customary restrictions on Seller’s ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. The Purchase Agreement also contains customary covenants requiring the board of directors of Seller, subject to certain exceptions, to recommend that Seller’s shareholders approve the transaction. Concurrently with the execution of the Purchase Agreement, Seller delivered voting and support agreements for the holders of approximately 11% of the outstanding shares of Seller’s common stock. Prior to the vote on the sale by Seller’s shareholders, the board of directors of Seller may (i) withhold, withdraw, qualify, or modify its recommendation that Sellers’s shareholders approve the transaction because of a material intervening event or (ii) adopt, approve or recommend an alternative transaction if such alternative transaction is materially superior, subject to complying with notice and other specified conditions. Seller is expected to solicit the consent of its shareholders at a shareholder meeting to be held during the first calendar quarter of 2022.

The Purchase Agreement contains certain termination rights for both the Company and Seller, including that, subject to certain limitations, (i) the Company or Seller may terminate the Purchase Agreement if the transaction is not consummated by April 30, 2022, subject to a 30-day extension in the event certain customary conditions are satisfied, (ii) the Company and Seller may mutually agree to terminate the Purchase Agreement, (iii) Seller may terminate the Purchase Agreement to accept a materially superior proposal, (iv) the Company or Seller may terminate the Purchase Agreement if requisite approval of the shareholders of Seller has not been obtained upon a vote taken at the shareholder meeting, (v) the Company or Seller may terminate the Purchase Agreement if certain other closing conditions are not met or waived, and (vi) the Company may terminate the Purchase Agreement if Seller changes its recommendation to its shareholders with respect to approval of the transaction.

If Seller terminates the Purchase Agreement to accept a superior proposal, then Seller is required to pay the Company a termination fee of $900,000.  If the Company terminates the Purchase Agreement because Seller fails to include Seller’s board recommendation in its proxy statement or Seller’s board has effected an adverse recommendation change, among other reasons described in the Purchase Agreement, then Seller will pay the Company $900,000.  If the Purchase Agreement is terminated by either party because Seller shareholder approval is not obtained at Seller’s shareholder meeting, then Seller will pay the Company its reasonable fees and expenses up to a maximum of $500,000.  In addition, if Seller terminates the Purchase Agreement because (i) the closing has not occurred by April 30, 2022 (or the end of the extension period) due to no fault of Seller, or (ii) due to the Company’s breach of its representations or covenants, the closing conditions would not be satisfied and the Company will be required to pay Seller its reasonable fees and expenses up to a maximum of $500,000.

The Company has obtained representation and warranty insurance to cover any breach of Seller’s representations.

Seller also agreed not to, directly or indirectly, (i) engage in any activities that compete with Microlab’s business and (ii) hire or solicit any employee, independent contractor, or consultant of Microlab’s business for a period of five years from the closing date, subject to certain carve-outs.

Human Capital

As of October 31, 2021, we employed 300 full-time employees, of whom 61 were in accounting, administration, sales and management, 235 were in manufacturing, distribution and assembly, and four were engineers engaged in design, engineering and research and development. The employees were based at our facilities in San Diego, California (89 employees), Yaphank, New York (63 employees), Milford, Connecticut (60 employees), Vista, California (74 employees), and North Kingstown, Rhode Island (14 employees). We also occasionally hire part-time employees. We believe that we have a good relationship with our employees.

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

Our Schrofftech subsidiary owns seven issued patents on its proprietary telecom shelter cooling and control system technology and its equipment room ventilation controls. Schrofftech has also filed two pending patent applications related to ventilation and control equipment and controls.

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

Under agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are permitted to advertise that they are Corning Cables System CAH Connections SM Gold Program members.

Warranties and Terms

We warrant our products to be free from defects in material and workmanship for varying warranty periods, depending upon the product. Products are generally warranted to the dealer for one year, with the dealer responsible for any additional warranty it may make. The RF Connector products are warranted for the useful life of the connectors. Although we have not experienced any significant warranty claims to date, there can be no assurance that we will not be subjected to such claims in the future.

We usually sell to customers on 30-day terms pursuant to invoices and do not generally grant extended payment terms. Sales to most foreign customers are made on cash terms at time of shipment. Customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

Under their agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations, most of which have greater assets and financial resources, to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, performance and customer service. In addition, rapid technological changes occurring in the communications industry could also lead to the entry of new competitors of all sizes against whom we may not be able to successfully compete.  There can be no assurance that we will be able to compete successfully against existing or new competition, and the inability to do so may result in price reductions, reduced margins, or loss of market share, any of which could have an adverse effect on our business, financial condition and results of operations.

Government Regulations

Our products are designed to meet all known existing or proposed governmental regulations. We believe that we currently meet existing standards for approvals by government regulatory agencies for our principal products.

Our products are Restriction on Hazardous Substances (“RoHS”) compliant.

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state, and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2021, and there are no material expenditures planned for such purposes in fiscal year 2022.

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

Risks Related to Our Business.

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

The on-going COVID-19 public health pandemic is adversely affecting, and is expected to continue to adversely affect, certain aspects of our business.

The COVID-19 pandemic, and the reactions of governmental and other authorities to contain, mitigate or combat the pandemic, which have severely restricted the level of economic activity around the world, have impacted, and are expected to continue to impact, our operations, and the nature, extent and duration of the impact of the COVID-19 pandemic or any future disease or adverse health condition is highly uncertain and beyond our control. In response to the COVID-19 pandemic, Federal, state and local governmental agencies have taken and may again take preventative or protective actions, such as imposing restrictions on travel and business operations. The COVID-19 pandemic and the government’s reaction to the pandemic have significantly slowed capital expenditures in the primary markets for our products, which has resulted in a significant reduction in demand for our products.

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

We depend on third-party contract manufacturers for a majority of our connector manufacturing needs. If they are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and profitability would be harmed and our reputation may suffer.

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

Our third-party contract manufacturers are based in Asia. Recently, our third-party contract manufacturers have been subject to various supply chain disruptions. These supply chain disruptions have slowed the delivery of products to us and have increased the price of certain materials due to the significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue or worsen. In addition, because of the rising cost, we may be forced to increase the price of our products to our customers, or we may have to reduce our gross margins on the products that we sell. Because some of our custom manufacturing contracts call for deliveries over a longer period of time, cost increases during the term of these agreements at times cannot be passed through to our customers and therefore will have to be borne by us.

We do not currently have any long-term supply agreements with any of our contract manufacturers, and such manufacturers could stop manufacturing products for us at any time. Although we believe that we could locate alternate contract manufacturers if any of our manufacturers terminated our business, our operations could be impacted until alternate manufacturers are found.

Our business strategy to expand through acquisitions of other businesses could increase operating costs and expose us to additional risks.

As part of our plan to operate businesses that are profitable and that reflect the changing market, we from time to time sell unprofitable divisions and purchase new businesses. Such recent transactions include the purchase of our new C Enterprises and Schrofftech subsidiaries in 2019 and the currently pending acquisition of Microlab. In addition, we have previously disclosed that, as part of our growth strategy, we intend to make additional acquisitions of businesses in the future. While we believe that restructuring our operations and acquiring other businesses will benefit us in the longer term, these acquisitions have in the short term caused us to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of our new subsidiaries, upgrading our information systems, and the cost of managing various divisions in separate locations and states. We may in the future make additional acquisitions. Accordingly, we will be subject to numerous risks associated with the acquisition of additional businesses, including:

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

In addition to the normal risks associated with purchasing a new business and operating at a new location, the Company’s pending acquisition of Microlab exposes the Company to financial risks because the Company will pay the purchase price of Microlab, $24,250,000, in cash. This cash purchase price will be paid in part from the Company’s cash on hand and from borrowings the Company expects to obtain under a credit facility.  In order to obtain the necessary funds, the Company is seeking to obtain a credit facility in an amount up to $20 million and has received a non-binding commitment letter with a major commercial bank pursuant for such a credit facility.  The credit facility has not yet been completed and is subject to certain conditions.  Therefore, no assurance can be given that the commercial bank will, in fact, extend the credit facility to the Company.  By using some of its cash on hand to pay a portion of the Microlab purchase price, the Company will reduce the amount of cash it has available for its working capital and other needs.  The credit facility, if obtained, will contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization.  A breach of any of the covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, the commercial bank could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable.  The credit facility will be secured by a lien on substantially all of the Company’s assets.

Our dependence on third-party manufacturers increases the risk that we will not have an adequate supply of products or that our product costs will be higher than expected.

The risks associated with our dependence upon third parties which develop and manufacture and assemble the Company’s products include:

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

The wireless and telecommunications industry is rapidly changing. Changes in the product demands by telecommunications and other infrastructure companies may make certain of our current products obsolete. Accordingly, we must quickly and efficiently react to technological developments and provide new products to meet the shifting demands of our customers. Our failure to successfully introduce new or enhanced products on a timely and cost-competitive basis could have a material adverse effect on the results of our operations and financial condition.

If the manufacturers of our coaxial connectors or other products discontinue the manufacturing processes needed to meet our demands or fail to upgrade their technologies, we may face production delays.

Our coaxial connector and other product requirements typically represent a small portion of the total production of the third-party manufacturers. As a result, we are subject to the risk that a third-party manufacturer will cease production of some of our products or fail to continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs or harm our ability to deliver products on time or develop new products.

Our dependence upon independent distributors to sell and market our products exposes us to the risk that such distributors may decrease their sales of our products or terminate their relationship with us.

Our sales efforts are primarily effected through independent distributors. Although we have entered into written agreements with most of the distributors, the agreements are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. Our distributors are not within our control, are not obligated to purchase products from us, and may also sell other lines of products. There can be no assurance that these distributors will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of our products by our distributors would lead to reduced sales and could materially adversely affect our financial condition, results of operations and business. Selling through indirect channels such as distributors may limit our contact with our ultimate customers and our ability to assure customer satisfaction.

A material portion of our sales is dependent upon a few principal customers, the loss of whom could materially negatively affect our total sales.

Two customers, a wireless carrier, and a distributor, accounted for approximately 21% and 11%, respectively, of net sales for the year ended October 31, 2021, and their accounts receivable balances accounted for 28% and 8%, respectively, of our total net accounts receivable balance at October 31, 2021. For the year ended October 31, 2020, our two largest customers, both distributors, accounted for approximately 14% and 12% of net sales, and approximately 12% each of the total net accounts receivable balance at October 31, 2020. None of the written agreements with these customers have any minimum purchase obligations, and these customers could stop buying our products at any time and for any reason. In addition, from time to time we also sell products directly to a few larger end-users for use in upgrading and building out their wireless network infrastructure. A reduction, delay or cancellation of orders from these customers or the loss of our major distributors or any of our primary end-user customers could significantly reduce our revenues and profits. We cannot provide assurance that our existing distributors or primary end-user customers will continue to use us as a primary source of their required products.

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

The markets in which we operate are highly competitive and we expect that competition will increase in these markets. In particular, the wireless and telecommunications markets in which most of our products are sold are intensely competitive. A failure to effectively compete in these markets could result in an immediate and substantial loss of revenues and market share. Because most of our sales are derived from products that are neither proprietary nor can be used to distinguish us from our competitors, our ability to compete successfully in these markets depends on a number of factors, including:

●	product quality;
●	reliability;
●	customer support;
●	time-to-market;
●	price;
●	market acceptance of competitors’ products; and
●	general economic conditions.

Our revenues may suffer if we are not able to effectively satisfy our customers in each of the foregoing ways. In addition, our competitors or customers may offer enhancements to its existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower cost or higher performance alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable.

Many of our competitors have significantly greater financial and other resources. In certain circumstances, our customers or potential customers have internal or may in the future institute manufacturing capabilities with which we may compete.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 4% and 3% of our net sales during the years ended October 31, 2021 and 2020, respectively. International revenues are subject to a number of risks, including:

●	longer accounts receivable payment cycles;
●	difficulty in enforcing agreements and in collecting accounts receivable;
●	tariffs and other restrictions on foreign trade;
●	economic and political instability; and the
●	burdens of complying with a wide variety of foreign laws.

Our foreign sales are also affected by general economic conditions in international markets. A prolonged economic downturn in our foreign markets could have an adverse effect on our business. There can be no assurance that the factors described above will not have an adverse material effect on our future international revenues and, consequently, on our financial condition, results of operations and business.

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

Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. However, other than the employment agreement we have entered into with Mr. Dawson, the Company’s Chief Executive Officer, we currently do not have any other written employment agreements with our executive officers and managers. The market for employees in our industry is extremely competitive and the cost for new employees may exceed the cost of existing employees. The loss of key management and technical personnel could have an adverse effect on our business, financial position and results of operations.

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

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. Additionally, we may be exposed to increased cybersecurity risks as a result of remote working requirements imposed on us as a result of the COVID-19 pandemic. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyberattack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to date we have not experienced any losses relating to cyberattacks, there can be no assurance that we will not suffer such losses in the future. Cyberattacks are increasing in their frequency, sophistication and intensity. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Risks Related to Our Common Stock

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

As of October 31, 2021 and 2020, we determined that our internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

During fiscal 2021, we did not make any dividend distributions to our stockholders. Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Therefore, even if our operations return to their prior level of profitability, any decision to pay dividends in the future will depend on various other factors that the Board may consider relevant. Accordingly, no assurance can be given that we will once again pay dividends in the future. If we do not pay a cash dividend, our stockholders will not realize a return on their investment in the common stock except to the extent of any appreciation in the value of the common stock.

Future sales of our common stock in the public market could cause our stock price to fall.

The average trading volume of our shares of common stock is relatively small. As a result, sales of a significant number of shares, or the perception that significant sales could occur, could result in a decline in our stock price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of October 31, 2021, we had 10,058,571 shares of common stock outstanding. In addition, we had outstanding options for the purchase of 618,522 shares of common stock, the exercise of which would increase the number of common stock outstanding. The issuance and subsequent sale of the shares underlying these stock options could depress the trading price of our common stock. As of October 31, 2021, we also had 1,123,232 shares available for future grant as stock options or restricted shares, the issuance and sale of which could also impact our stock price.

We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. At that location, we lease three buildings, with a total of approximately 21,908 square feet of office, warehouse and manufacturing space, that house our corporate administration, sales and marketing, and engineering departments. The buildings are also used for production and warehousing by our RF Connector segment. Additionally, we lease spaces in four other locations in the United States that house the administration offices and manufacturing facilities for our Custom Cabling segment. The table below shows a summary of the square footage of these locations as of October 31, 2021:

Leased

Milford, CT	13,750
North Kingstown, RI	10,700
Vista, CA	24,014
Yaphank, NY	24,500

ITEM 3.	LEGAL PROCEEDINGS

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

Stockholders. As of October 31, 2021, there were 266 holders of our common stock according to the records of our transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Repurchase of Securities. The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased during the three months ended October 31, 2021 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 2021	-	$-	-	$-
September 2021	-	$-	-	$-
October 2021	294	$7.79	-	$-

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by us that were not registered under the Securities Act during fiscal 2021.

Dividend Policy. Due to the current economic uncertainty, the COVID-19 pandemic, and other financial considerations, our Board terminated dividend payments. No assurance can be given if, or when the Board will resume dividend payments. The declaration and amount of any actual cash dividend are in the sole discretion of the our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. Accordingly, if and when any dividends will be declared in the future will be determined by our Board based on the Company’s future operations and on the Board’s decision regarding the use of any future earnings.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2021 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
2010 Equity Incentive Plan	501,522	$5.05	-	(1)
2020 Equity Incentive Plan	117,000	$6.57	1,123,232
Total	618,522	$5.33	1,123,232

(1)	The RF Industries, Ltd. 2010 Stock Incentive Plan expired on March 8, 2020. Accordingly, additional equity incentive awards cannot be granted under this plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements and related disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves and contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. In accordance with ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

In the fiscal years covered by this Annual Report, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of four divisions. The five divisions that met the quantitative thresholds for segment reporting in the fiscal year ended October 31, 2021 were the RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises and Schrofftech subsidiaries.

For the year ended October 31, 2021, most of our revenues were generated from the Custom Cabling segment from its sale of fiber optic cable, copper cabling, custom patch cord assemblies and wiring harnesses This segment sells customized cable assemblies and wiring harnesses that are integrated into customers’ products, as well as fiber optic cables used in the build out of wireless carrier 4G and 5G networks. In fiscal 2021, Custom Cabling sales increased due to increased sales to wireless carriers, including sales of fiber optic cables used in the build out of 4G and 5G networks. The percentage of our revenues generated by the Custom Cabling segment increased from 66% of our total sales in fiscal 2020 to 73% for the fiscal year ended October 31, 2021.

Revenues from the RF Connector segment were generated from the sales of RF connector products and connector cable assemblies and accounted for 27% of our total sales for the fiscal year ended October 31, 2021. This segment, which historically produces amongst the highest margins of the five production sites, is known for its quick turnaround of high-quality customized solutions in the form of cable assemblies.

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including in regions where we or third parties on which we rely have manufacturing facilities, have also reacted by instituting quarantines, restrictions on travel, social distancing protocols and restrictions on types of business that may continue to operate. While we have continued our operations during the pandemic, the impact of the COVID-19 pandemic has affected both our operations and those of our vendors and customers. Our operations in both fiscal 2020 and 2021 were negatively affected by partial shutdowns of our facilities (particularly in the Northeast), by changes that we had to make on our operating methods and procedures, and by a fluctuating workforce as at times, some of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. As a result, there has been some volatility in the overall demand for our products, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance for the fiscal year ended October 31, 2021. Because of the impact that COVID-19 has on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the CARES Act totaling approximately $2.8 million (“PPP Loans”). The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at Cables Unlimited). In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”). This action enabled us to apply for the ERC. The ERC is a refundable tax credit against certain employment wages. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable classified in other current assets, which is $1.8 million.

The COVID-19 pandemic and the financial assistance that the U.S. government provided to U.S. businesses in response to the pandemic significantly affected the Company’s operations and its financial results for the fiscal year ended October 31, 2021. The COVID-19 pandemic negatively impacted the Company’s sales as customers curtailed their wireless infrastructure capital expenditures in response to the economic uncertainty created by the pandemic. Throughout the latter part of the prior fiscal year, and continuing into the first two quarters of fiscal 2021, net sales remained low and the Company experienced operating losses. As the COVID-19 pandemic seemed to be easing in early 2021, and as capital infrastructure project expenditures increased, so did the Company’s net sales. During the third quarter of fiscal 2021, net sales increased by $5.7 million (or 60%) from the third quarter of fiscal 2020 and further increased by an additional 38% from the third to the fourth quarter of fiscal 2021. During the Company’s fourth quarter, the Company’s operations returned to profitability. Because the Company experienced net losses from its operations in the first three quarters of fiscal 2021, the Company would have experienced net losses for the fiscal year ended October 31, 2021. However, because the impact of the ERC on the Company’s labor costs during the second and third quarters of fiscal 2021, and because of the PPP Loan forgiveness during those quarters, the Company realized net income for the fiscal year.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2021 and 2020 (in thousands, except percentages):

	2021		2020
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$13,053	26.3%	$15,797	38.7%
Current assets	40,648	81.9%	30,865	75.6%
Current liabilities	9,370	18.9%	6,664	16.3%
Working capital	31,278	63.0%	24,201	59.3%
Property and equipment, net	708	1.4%	810	2.0%
Total assets	49,648	100.0%	40,822	100.0%
Stockholders' equity	39,603	79.8%	32,064	78.5%

Liquidity and Capital Resources

We believe that our existing current assets and the amount of cash we expect that we will generate from current operations will be sufficient to fund our anticipated liquidity and capital resource needs for at least twelve months from the date of this Annual Report.

As of October 31, 2021, we had a total of $13.1 million of cash and cash equivalents compared to a total of $15.8 million of cash and cash equivalents as of October 31, 2020. As of October 31, 2021, we had working capital of $31.2 million and a current ratio of approximately 4.3:1 with current assets of $40.6 million and current liabilities of $9.4 million.

As of October 31, 2021, our backlog was $33.3 million compared to a backlog of $6.3 million as of October 31, 2020. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

As of October 31, 2021, we used $3.1 million of cash in our operating activities despite our net income of $6.1 million. The net outflow of cash was due in part to increased inventory purchases (which increased our inventory balance by $2.6 million), and cash used for our trade accounts receivable ($7.9 million) due to the increase in sales and timing of collections. The foregoing cash usage was partially offset by an increase in noncash credits of $0.5 million from deferred income taxes and $0.7 million from stock-based compensation expense.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment, or financed some of our equipment and furnishings requirements through capital leases. Currently, no additional capital equipment purchases have been identified that would require significant additional leasing or capital expenditures during the next twelve months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders and our anticipated future operations, we would be able to finance our expansion, if necessary.

We have entered into the Purchase Agreement pursuant to which we expect to acquire Microlab by approximately April 2022.  The acquisition may materially impact the Company’s liquidity in the future if the acquisition is consummated and financed on the terms currently anticipated.  Under the Purchase Agreement, the Company has agreed to pay the $24,250,000 purchase price of Microlab in cash. This cash purchase price will be paid in part from the Company’s cash on hand and from borrowings the Company expects to obtain under a credit facility.  The Company has received a non-binding commitment letter from a major commercial bank pursuant to which the Company is seeking to obtain an up to $20,000,000 credit facility.  The credit facility has not yet been completed and is subject to certain conditions.  Therefore, no assurance can be given that commercial bank will, in fact, extend the credit facility to the Company.  By using some of its cash on hand to pay a portion of the Microlab purchase price, the Company will reduce the amount of cash it has available to fund its anticipated working capital and other needs.  The monthly debt service obligations under the credit facility will require the Company to make significant monthly payments of principal and interest, which could negatively impact the Company’s liquidity.  The credit facility, if obtained, will contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization.  A breach of any of the covenants could result in a default under the credit facility. Upon the occurrence of an event of default under any the credit facility, the commercial bank could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable.  The credit facility will be secured by a lien on substantially all of the Company’s assets.

Results of Operations

The following summarizes the key components of our consolidated results of operations for the fiscal years ended October 31, 2021 and 2020 (in thousands, except percentages):

	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$57,424	100.0%	$43,044	100.0%
Cost of sales	39,656	69.1%	31,478	73.1%
Gross profit	17,768	30.9%	11,566	26.9%
Engineering expenses	1,479	2.6%	1,989	4.6%
Selling and general expenses	11,874	20.7%	9,980	23.2%
Operating income (loss)	4,415	7.7%	(403)	-0.9%
Other income (loss)	2,802	4.9%	(45)	-0.1%
Income (loss) before provision for income taxes	7,217	12.6%	(448)	-1.0%
Provision (benefit) for income taxes	1,036	1.8%	(367)	-0.9%
Consolidated net income (loss)	6,181	10.8%	(81)	-0.2%

Net sales for the year ended October 31, 2021 (“fiscal 2021”) increased by $14.4 million (or 33%) to $57.4 million, as compared to net sales of $43.0 million for the year ended October 31, 2020 (“fiscal 2020”). Most of the net sales for the year ($36.3 million of the $57.4 million) were realized in the second half of the fiscal year that is primarily attributable to the increase at the Custom Cabling segment. Net sales in the Custom Cabling segment increased by $13.3 million, or 47%, to $41.8 million compared to $28.5 million in fiscal 2020. The increase reflects the increase in sales to wireless carriers, primarily related to the sales of fiber optic cables used in the build out of 4G and 5G networks. Net sales for fiscal 2021at the RF Connector segment increased by $1.0 million, or 7%, to $15.6 million compared to $14.6 million in fiscal 2020.

Gross profit for fiscal 2021 increased by $6.2 million to $17.8 million, and gross margins increased to 30.9% of sales from 26.9% of sales in fiscal 2020. The increase in gross profit and gross margins was due to the ERC that the Company was eligible to claim for production employees. The ERC reduced our labor costs and thereby increased our gross profits. Excluding the benefit of the ERC, our gross profits for fiscal 2021 would have been $15.2 million, which is an increase of $3.6 million compared to fiscal 2020, and gross margins would have been 26.4%.

Engineering expenses decreased $0.5 million to $1.5 million for fiscal 2021 compared to $2.0 million in fiscal 2020. The decrease was primarily due to the ERC the Company was eligible to claim for engineering employees. Excluding the benefit of the ERC, engineering expenses would have been $1.8 million, which is a decrease of $0.2 million compared to fiscal 2020. This decrease is due to a reduction in engineering marketing personnel, which costs are included in the engineering costs. Engineering expenses represent costs incurred relating to the ongoing development of new products.

Selling and general expenses increased by $1.9 million to $11.9 million (to 20.7% of sales) in fiscal 2021 compared to $10.0 million (23.2% of sales) in fiscal 2020 largely due to (i) increase in bonuses of ($0.8 million) due to the increase in sales and business performance, (ii) increase in commissions due to the increase in sales ($0.3 million), and (iii) acquisition related charges ($0.1 million). The increase is also due in part to the hiring of additional sales people in the last half of the 2020 fiscal year and in the first quarter of fiscal 2021. Excluding the benefit of the ERC, selling and general expenses would have been $12.4 million (22% of sales), which is a increase of $2.4 million compared to fiscal 2020

In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest), which debt forgiveness is reflected as “Other Income”.

For fiscal 2021, pretax (loss) income for the Custom Cabling segment and the RF Connector segment was $1.9 million and $2.5 million, respectively, as compared to $(2.4) million and $2.0 million for fiscal 2020. The pretax income at both the Custom Cabling and RF Connector segments in fiscal 2021 was primarily due to the ERC the Company was eligible to claim and the PPP Loan forgiveness.

The provision (benefit) for income taxes was $1.0 million or 14.4% and $(0.4) million or 82.0% of income before income taxes for fiscal 2021 and 2020, respectively. The change in effective tax rate for fiscal 2021 and 2020 was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For fiscal 2021, net income was $6.2 million and fully diluted earnings per share was $0.61 per share as compared to a net loss of $(0.1) million and fully diluted earnings per share of $0.01 per share for fiscal 2020.

Inflation and Rising Costs

The cost to manufacture the Company’s products is influenced by the cost of raw materials and labor. The Company has recently experienced higher costs as a result of the increasing cost of labor and the increasing cost of raw materials. The cost of raw materials is due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. Labor costs have risen recently as a result of increases in the minimum wage laws and an increased demand for workers. The Company may, from time to time, try to offset these cost increases by increasing the prices of its products. However, because the prices of certain of the Company’s products, particularly those under longer-term manufacturing contracts for communications related products, are fixed until the goods are manufactured and delivered, implementing price increases often is often not feasible.

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

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

●	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of October 31, 2021 and 2020

●	Consolidated Statements of Operations for the years ended October 31, 2021 and 2020

●	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2021 and 2020

●	Consolidated Statements of Cash Flows for the years ended October 31, 2021 and 2020

●	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of October 31, 2021.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2021.

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

Changes in Internal Controls

Other than as described below, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of January 14, 2022. Other than Robert Dawson, our current President and Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Marvin H. Fink	85	2001
Gerald Garland	71	2017
Robert Dawson	48	2018
Sheryl Cefali	59	2019
Mark Holdsworth	56	2020

Marvin H. Fink has served on the Board since 2001. Mr. Fink is a retired executive who most recently served as the Chief Executive Officer, President and Chairman of the Board of Recom Managed Systems, Inc. from October 2002 to March 2005. Prior thereto, Mr. Fink was President of Teledyne’s Electronics Group. Mr. Fink was employed at Teledyne for 39 years. He holds a B.E.E. degree from the City College of New York, an M.S.E.E. degree from the University of Southern California and a J.D. degree from the University of San Fernando Valley. He is an inactive member of the California Bar.

Gerald T. Garland has been a Board member since 2017 and currently serves as Chairman of the Audit Committee. From 2006 until 2015, Mr. Garland was Senior Vice President of Solutions Development and Product Management for TESSCO Technologies, a publicly-traded value-added distributor and solutions provider for the wireless industry until 2015. Prior to that, Mr. Garland served as Senior Vice President of the Commercial Division at TESSCO, where he was responsible for sales, business and product development and product management at the Company’s core wireless communications business. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 corporations. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, Cisco certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO Technologies from 1993 to 1999 during the Company’s successful Initial Public Offering and oversaw TESSCO’s annual sales expansion from $50 million to over $160 million. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his M.B.A., with a concentration in Finance, from Loyola University and his Bachelor of Science in Business Management and Accounting from Towson University. He is currently a Co-Founder of Life, Leadership and Legacy, LLC, the Managing Director at Inscite Consulting and on the Board of Directors and Senior Adviser to the World Trade Center Institute. He is also on the Executive Committee of Communications Electronics, Inc. and the Board of SOZO Children.

Robert Dawson has been the Company’s President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. Prior to joining RF Industries on July 17, 2017, Mr. Dawson was President and CEO of Vision Technology Services, an information technology consulting and project management company that was acquired by BG Staffing. He spent 2007-2013 at TESSCO Technologies, a publicly traded distributor of wireless products and services. At TESSCO Mr. Dawson held multiple executive roles in sales, marketing, product management and strategy culminating with being Vice President of Sales, responsible for TESSCO’s sales organization and leading a team delivering more than $700 million in sales. He joined TESSCO through the 2007 acquisition of NetForce Solutions, a technology training and consulting firm that he co-founded in 2000 and led as the Chief Executive Officer through seven years of growth before being acquired by TESSCO. Mr. Dawson received his Bachelor's degree in Business Administration from Hillsdale College.

Sheryl Cefali was appointed to the Board of Directors in 2019 and currently serves as the Chair of the Compensation Committee and Chair of the Nominating and Governance Committee. Ms. Cefali is a Managing Director in the transactions opinions practice at Duff & Phelps, A Kroll Business and head of the firm’s Los Angeles office. Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. She is a member of the Fairness and Solvency Opinion Senior Review Committee at Duff & Phelps. Prior to joining Duff & Phelps in 1990, she was a Vice President with Houlihan Lokey. Ms. Cefali received her M.B.A. with a concentration in finance from the University of Southern California and her B.A. degree from the University of California at Santa Barbara.

Mark K. Holdsworth was appointed to the Board on December 31, 2020, and was elected as the Chairman of the Board effective June 15, 2021. Mr. Holdsworth is the Managing Partner of The Holdsworth Group, LLC (“THG”), which he founded in 2019. THG is a capital partner, advisor, and curator of alternative investments for family offices and corporations worldwide. From 1999-2018, Mr. Holdsworth was a Co-Founder, Managing Partner and Operating Partner of Tennenbaum Capital Partners, LLC (“TCP”), a Los Angeles-based private multi-strategy investment firm that was acquired by BlackRock, Inc. in August 2018, and was a Managing Director of BlackRock until April 2019. Mr. Holdsworth is currently a director of Parsons Corporation (NYSE: PSN), where he serves as Chairman of the Corporate Governance and Responsibility Committee and as a member of the Executive Committee. Mr. Holdsworth earned a Bachelor of Arts degree from Pomona College, a Bachelor of Science degree (with Honors) from the California Institute of Technology and a Master of Business Administration degree from Harvard Business School.

The Company believes that Messrs. Fink, Garland, Dawson, and Holdsworth and Ms. Cefali have the following qualifications as members of the Board of Directors:

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

Robert Dawson: Mr. Dawson has significant leadership experience in sales, marketing, product management and strategy for a leading publicly traded distributor of wireless products and services. Mr. Dawson also served as President and CEO of an information technology consulting and project management company and was a co-founder of a successful telecom and wireless technology training and consulting firm that he led for seven years of growth until it was acquired.

Sheryl Cefali: Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. Ms. Cefali is currently a Managing Director at Duff & Phelps, A Kroll Business, is the head of that firm’s Los Angeles office, and is a member of that firm’s Fairness and Solvency Opinion Senior Review Committee.

Mark K. Holdsworth: Mr. Holdsworth has significant experience in investment banking and investment management. In addition, Mr. Holdsworth has experience in serving on the Boards of Directors of major public companies and as the Chairman of a Corporate Governance and Responsibility Committee.

Management

Robert Dawson, 48, has been the Company’s President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

Peter Yin, 39, Chief Financial Officer, was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary effective July 11, 2020, promoted to Chief Financial Officer on January 12, 2021 and additionally appointed Treasurer on December 10, 2021. Mr. Yin, a Certified Public Accountant and a Certified Fraud Examiner, joined the Company in September 2014 and served as the Company’s Senior Vice President, Finance & Operations since November 2019. Prior to joining the Company, Mr. Yin worked at Sony Corporation of America in Corporate Audit from 2010 to 2014, and at Grant Thornton in the Assurance practice from 2006 to 2010. Mr. Yin received a Bachelor’s degree in Accountancy from the University of San Diego.

Significant Employee

Ray Bibisi, 57, joined the Company as Chief Revenue Officer in January 2020. Prior to joining the Company, he spent the over 30 years at Radio Frequency Systems, where he concurrently held the roles of Vice President of Sales and General Manager of North America, and was a member of the Global Governing Executive Committee.

Board of Director Meetings

During the fiscal year ended October 31, 2021, the Board of Directors held seven meetings. During the fiscal year ended October 31, 2021, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which they served.

Board Age Limitation Policy

In December 2020 the Board adopted a policy that no individual shall be eligible to be nominated by the Board of Directors for election or re-election as a member of the Board if, at the time of the nomination, the individual has attained the age of 75 years.

Board Committees

During fiscal 2021, the Board of Directors maintained four committees: the Compensation Committee, the Audit Committee, the Nominating and Corporate Governance Committee, and the Strategic Planning and Capital Allocation Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints, and to oversee the Company’s cybersecurity risk, policies and procedures. During fiscal 2021, until September 8, 2021, the Audit Committee was composed of Mr. Garland (Chair), Mr. Benoit and Ms. Cefali. Mr. Benoit’s term as a director, and as a member of the Audit Committee, ended effective September 8, 2021, and Mr. Holdsworth was appointed as a new member of the Audit Committee on September 8, 2021. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has significant knowledge of financial matters, and Messrs. Garland and Holdsworth are “audit committee financial experts.” The Audit Committee met four times during fiscal 2021.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Fink, Mr. Garland, and Mr. Holdsworth, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2021 Mr. Benoit served on the Compensation Committee until his term expired on September 8, 2021, and Mr. Holdsworth was appointed to the Compensation Committee on September 8, 2021. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. As part of its other responsibilities, the Compensation Committee provides general oversight of our compensation structure and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending equity-based and incentive compensation plans; and recommending compensation policies and practices for service on our Board of Directors and its committees and for the Chair of our Board of Directors. The Compensation Committee held five meetings during fiscal 2021.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Ms. Cefali (Chair since taking over for Mr. Benoit on September 8, 2021), Mr. Holdsworth, and Mr. Fink, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2021 Mr. Benoit chaired the Committee until his term on the Board of Directors expired on September 8, 2021. The Nominating and Corporate Governance Committee held four meetings during fiscal 2021.

The Strategic Planning and Capital Allocation Committee is responsible for assisting the Board in carrying out its oversight responsibilities relating to potential mergers, acquisitions, divestitures, and other key strategic transactions outside the ordinary course of the Company’s business. This committee met twice in fiscal 2021 and consists of Mr. Holdsworth (Chair), Mr. Garland, and Mr. Dawson.

The Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategic Planning and Capital Allocation Committee each operate pursuant to a written charter, which charters are available on our website on www.rfindustries.com.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based solely upon a review of the Section 16(a) reports filed electronically with the SEC by our executive officers and directors and persons owning more than 10% of our common stock and upon any written representations received from the executive officers and directors, to our knowledge, during the fiscal year ended October 31, 2021, our former director, Joseph Benoit, was late in filing two Forms 4. All other Section 16(a) reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for the two most highly compensated executive officers, other than our Chief Executive Officer, who was employed with the Company on October 31, 2021 and who earned over $100,000 during the fiscal year ended October 31, 2021, and (iii) for up to two other executive officers who earned over $100,000 during the October 31, 2021 fiscal year but were no longer employed with the Company on October 31, 2021 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”). Except for the persons listed below, no other executive officer of the Company received salary and bonus which exceeded $100,000 in the aggregate during the fiscal year ended October 31, 2021.

Summary Compensation Table

											Nonqualified
									Non-Equity		Deferred
					Stock		Option		Incentive Plan		Compensation	All Other
		Salary	Severance	Bonus	Awards		Awards		Compensation		Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)		($)		($)	($) (4)	($)
Robert D. Dawson
President and Chief Executive Officer and Director (1)	2021	407,292	-	-	104,580	(5)	333,601	(6)	143,331	(14)	-	49,038	894,511
	2020	400,000	-	-	167,100	(7)	127,844	(7)	-		-	46,154	741,098

Peter Yin
Chief Financial Officer (2)	2021	200,000	-	10,000	24,900	(8)	24,593	(9)	67,450	(14)	-	31,040	290,533
	2020	181,827	-	-	38,787	(10)	22,829	(10)	-		-	26,625	270,068

Ray Bibisi
Chief Revenue Officer (3)	2021	200,000	-	7,500	18,675	(11)	18,445	(12)	67,450	(14)	-	9,155	253,775
	2020	161,538	-	-	32,000	(13)	193,276	(13)	-		-	6,071	392,885

(1)	Effective July 16, 2021, Mr. Dawson entered into a new employment agreement with the Company and, in connection therewith, his annual salary increased from $400,000 to $425,000.

(2)

Effective July 11, 2020, Mr. Yin was appointed Interim Chief Financial Officer and new Corporate Secretary and, in connection therewith, his annual base salary increased from $175,000 to $187,000. Effective January 12, 2021, Mr. Yin was promoted to Chief Financial Officer, at which time his annual base salary increased from $187,000 to $200,000.

(3)	Mr. Bibisi joined the Company as Chief Revenue Officer as of January 6, 2020 at an annual salary of $200,000.

(4)	Represents accrued vacation.

(5)	On January 12, 2021, Mr. Dawson was granted 21,000 shares of restricted stock valued at $104,580.

(6)

On January 12, 2021, Mr. Dawson was granted options to purchase 42,000 shares of common stock at an exercise price of $4.98 (the closing price of the Company’s common stock on the date of grant) valued at $103,291. On July 16, 2021, Mr. Dawson entered into a new employment agreement with the Company and, in connection therewith, was granted an option to purchase 50,000 shares of common stock at an exercise price of $8.69 (the closing price of the Company’s common stock on the date of grant) . The option was valued at $230,310.

(7)

On January 9, 2020, Mr. Dawson was granted 21,000 shares of restricted stock valued at $134,400 and options to purchase 42,000 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant) valued at $127,844. Mr. Dawson was also awarded 5,062 fully-vest shares valued at $32,397.

(8)	On January 12, 2021, Mr. Yin was granted 5,000 shares of restricted stock valued at $24,900.

(9)

On January 12, 2021, Mr. Yin was granted options to purchase 10,000 shares of common stock at an exercise price of $4.98 (the closing price of the Company’s common stock on the date of grant) valued at $24,593.

(10)

On January 9, 2020, Mr. Yin was granted 3,750 shares of restricted stock valued at $24,000 and options to purchase 7,500 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant) valued at $22,829. Mr. Yin was also awarded 2,289 fully-vest shares valued at $14,650.

(11)	On January 12, 2021, Mr. Bibisi was granted 3,750 shares of restricted stock valued at $18,675.

(12)

On January 12, 2021, Mr. Bibisi was granted options to purchase 7,500 shares of common stock at an exercise price of $4.98 (the closing price of the Company’s common stock on the date of grant) valued at $18,445.

(13)

Upon being appointed as the Chief Revenue Officer on January 6, 2020, Mr. Bibisi was also granted options to purchase 50,000 shares of common stock at an exercise price of $6.74 (the closing price of the Company’s common stock on the date of grant) valued at $162,837. On January 9, 2020, Mr. Bibisi was also granted 5,000 shares of restricted stock valued at $32,000 and options to purchase 10,000 shares of common stock at an exercise price of $6.40 (the closing price of the Company’s common stock on the date of grant) valued at $30,439.

(14)	Represents year-end cash bonuses approved by the Board on January 10, 2022 under the incentive compensation plan for officers (including the named executive officers) and senior managers that the Company adopted on January 12, 2021. Under the plan, officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for each of Mr. Dawson, Yin and Bibisi was 50% of their respective annual base salaries. The Board determined that each of these officers achieved 67.5% of the established goals, and therefore each earned a bonus of 33.7% of their respective salary for the fiscal year ended October 31, 2021.

2021 Option Grants

On January 12, 2021, we granted incentive stock options to Mr. Dawson for the purchase of 42,000 shares, Mr. Yin for the purchase of 10,000 shares, and Mr. Bibisi for the purchase of 7,500 shares. The options vest over four years as follows: (i) one-quarter of the options shall vest on January 12, 2022; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 12, 2022. All incentive stock options expire ten years from the date of grant.

On July 16, 2021 Mr. Dawson was granted incentive stock options to purchase 50,000 shares. These options immediately vested on the date of grant, and expire ten years from the date of grant.

No other options were granted to the Named Executive Officers during the year ended October 31, 2021.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2021 by each of our Named Executive Officers were issued under our 2020 Equity Incentive Plan and 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our Named Executive Officers as of October 31, 2021:

Outstanding Equity Awards As Of October 31, 2021

	Option Awards
	Number of	Number of	Equity Incentive Plan
	Securities	Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying		Option
	Unexercised	Unexercised	Unexercised		Exercise	Option
	Options	Options	Unearned Options		Price	Expiration
Name	(#) Exercisable	(#) Unexercisable	(#)		($)	Date

Robert D. Dawson	20,000		50,000	(1)	1.90	07/17/27
	18,375		23,625	(2)	6.40	01/09/30
	-		42,000	(3)	4.98	01/12/31
	50,000		-		8.69	07/16/31

Peter Yin	8,000		48,000	(4)	2.40	12/13/27
	3,282		4,218	(5)	6.40	01/09/30
	-		10,000	(3)	4.98	01/12/31

Ray Bibisi	20,000		30,000	(6)	6.74	01/06/30
	4,375		5,625	(7)	6.40	01/09/30
		-	7,500	(3)	4.98	01/12/31

(1)	Vests as to 25,000 shares on July 17, 2022 and 25,000 shares on July 17, 2023.
(2)	Vests in installments of 2,625 shares per quarter.
(3)	Vests over four years as follows: (i) one-quarter shall vest on January 12, 2022; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 12, 2022.
(4)	Vests as to 8,000 shares annually following grant on December 13, 2017.
(5)	Vests in installments of 469 shares per quarter.
(6)	Vests as to 10,000 shares annually following grant on January 6, 2020.
(7)	Vests in installments of 625 shares per quarter.

During the fiscal year ended October 31, 2021, we did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreements; Incentive Plan; Change of Control Arrangements

Employment Agreements

Robert Dawson. On July 17, 2019, RF Industries, Ltd. entered into a two-year employment agreement (the “2019 Agreement”) with Mr. Dawson. Under the 2019 Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $400,000. Mr. Dawson was also eligible to participate in the Company’s annual bonus plan, pursuant to which he had the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary.

On July 16, 2021, the Company entered into a new employment agreement (the “New Agreement”) with Robert D. Dawson, pursuant to which he will continue to serve as the Company’s President and Chief Executive Officer. The New Agreement became effective on July 17, 2021 and replaced Mr. Dawson’s prior employment agreement that expired on July 17, 2021. The initial term of the New Agreement ends on January 31, 2023, after which the New Agreement shall automatically renew for additional one (1) year periods, unless either Mr. Dawson or the Company provides the other party with written notice of non-renewal at least ninety (90) days prior to the date of automatic renewal.

Under the New Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $425,000. Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary. Under the New Agreement, if Mr. Dawson’s employment is terminated by the Company for any reason other than for “cause”, the Company is obligated to Mr. Dawson for (x) an amount equal to one year’s base salary as in effect at such time, and (y) the estimated pro rata portion of his target bonus that was earned through the date of termination, and the vesting period of all of Mr. Dawson’s unvested stock options and all unvested time-based restricted stock grants will automatically be fully accelerated as of the termination date. The foregoing provisions will not apply if Mr. Dawson voluntarily terminates his employment with the Company or is terminated for cause.

Also, effective July 17, 2021, Mr. Dawson received a fully vested, ten-year immediately exercisable stock option to purchase 50,000 shares of the Company’s common stock. The exercise price of this option is $8.69, which was the closing price on the date of the New Agreement. The New Agreement also provided that the vesting schedule of the remaining unvested portion of an option that was granted to him in 2017 was revised. On July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock. The award has an exercise price of $1.90 and vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. As of July 17, 2021, 50,000 shares remained unvested under the 2017 option. Under the revised vesting schedule, provided that Mr. Dawson is still employed by the Company, 25,000 shares of those unvested options under the 2017 Option will vest on July 17, 2022, and the remaining 25,000 shares will vest on July 17, 2023.

Upon a Change of Control Transaction (as defined in the New Agreement), all of Mr. Dawson’s time based stock options and shares of restricted stock shall immediately vest, whether or not his employment is terminated. If, at the time of a Change of Control Transaction, Mr. Dawson’s employment is terminated by the Company for any reason other than cause (as defined in the New Agreement), Mr. Dawson will be entitled to receive a change of control cash payment in an amount equal to 12 months of his base salary.

Peter Yin. Mr. Yin was appointed as the Company’s Interim Chief Financial Officer effective July 11, 2020. Mr. Yin is currently employed on an at-will basis without written employment agreement. Mr. Yin’s annual base salary was $175,000 prior to his promotion to Interim Chief Financial Officer. Upon his promotion, Mr. Yin’s annual base salary was increased to $187,000. On January 12, 2021, the Board promoted Mr. Yin to Chief Financial Officer and, concurrently, also increased Mr. Yin’s annual base salary to $200,000.

Ray Bibisi. Mr. Bibisi was hired to serve as Chief Revenue Officer in January 2020 and is currently employed on an at-will basis without written employment agreement. Mr. Bibisi’s current annual base salary is $200,000.

Adoption of Fiscal Year 2021 Management Incentive Equity and Cash Compensation Plan

On January 12, 2021, the Board adopted an annual incentive compensation plan for officers (including the Company’s named executive officers) and certain senior managers of the Company and its subsidiaries for the fiscal year ended October 31, 2021 (the “2021 Compensation Plan”). Under the 2021 Compensation Plan, each participant (i) received an equity award as a long-term incentive, and (ii) is eligible to receive a cash payment after the end of the fiscal year as a short-term incentive.

Equity Awards. In order to provide long term incentives to the Company’s officers and managers, on January 12, 2021 the Board granted participating officers and managers shares of restricted stock and options to purchase the Company’s common stock. Provided the participating officer or manager is still employed with the Company or its subsidiaries on the following dates, the shares of restricted stock and the options shall vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 12, 2022; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 12, 2022. The options have a ten-year term and an exercise price of $4.98 per share (which was the closing price of the Company’s common stock on the date of grant).

Mr. Dawson, the Company’s President and Chief Executive Officer, also is a participant in the 2021 Compensation Plan and was granted 21,000 shares of restricted stock and options to purchase 42,000 shares of common stock. Mr. Yin, the Company’s Chief Financial Officer, was granted 5,000 shares of restricted stock and options to purchase 10,000 shares of common stock, and Mr. Bibisi was granted 3,750 shares of restricted stock and options to purchase 7,500 shares of common stock. All of the foregoing options have an exercise price of $4.98, which was the closing price of the Company’s common stock on the date of grant.

Cash Incentives. Under the 2021 Compensation Plan, cash incentive bonuses, if any, will be paid to certain officers and senior managers based upon (i) the Company’s achievement of specified financial goals and (ii) the Board’s discretionary review of each participant’s performance during fiscal 2021. The corporate goals will apply equally to all participating officers and managers. The subjective performance of each officer will be evaluated and determined by the Compensation Committee, in its sole discretion, after consultation with the Company’s Chief Executive Officer.

The maximum target cash bonus payable to participants if all of the goals are achieved will range from 15% to 50% of the recipient’s fiscal 2021 annual base salary. Bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2021 revenues (weighted 30%), (ii) fiscal 2021 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 60%), and (iii) a subjective evaluation of each individual’s performance (weighted 10%). The calculation of adjusted EBITDA will exclude the impact of any business acquisitions or dispositions effected during the year, the impact of the Federal Paycheck Protection Program loans the Company has received, and equity compensation expenses accrued to management. The Board and the Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the bonus plan targets to reflect significant changes in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2021 bonuses will be paid within 75 days after the end to the fiscal year to participating officers and managers who are employed with the Company or its subsidiaries on the date of payment.

Change of Control Arrangements

As described in “Employment Agreements; Incentive Plan; Change of Control Arrangements--Employment Agreements--Robert Dawson,” above, Mr. Dawson is entitled to a cash payment and the acceleration of the vesting of certain of his options upon a Change of Control Transaction (as defined in his current employment agreement).

The outstanding stock options currently owned by the Company’s principal officers (including Messrs. Dawson, Yin and Bibisi) and division managers provide that, immediately prior to a change of control (as defined), all unvested stock options will become fully vested and exercisable. In addition, the shares of restricted stock granted to each of the non-executive directors for his/her services to be rendered during the current year, shall also become fully vested upon a change of control event.

The Company has no other change of control payment agreements that are currently in effect.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For their service as directors beginning in 2020 until the annual meeting of stockholders held in 2021, non-employee directors (i.e., directors who are not employed by the Company as officers or employees) were awarded $50,000 as Board fees, which amount was payable (a) one-half in cash ($25,000), with payments made on a quarterly basis, and (b) one-half through the grant of restricted shares that vest on a quarterly basis. In addition, the Chairman of the Board of Directors and the Chair of each committee of the Board of Directors received an annual retainer of $15,000, also payable in restricted shares, that vests in four equal quarterly installments commencing on September 15, 2020 and ending on the earlier of September 15, 2021 or the next annual meeting of stockholders. In each case, the equity portion of the award was calculated based on the 20-day average trailing closing price of the Company's common stock from the date of grant ($4.34); and cash and stock payments were pro-rated for board members who served less than the entire service period during fiscal 2021, as shown on the table below.

DIRECTOR COMPENSATION FOR 2021

		Fees
		Earned or
		Paid in	Stock	Option	All Other
Name		Cash	Awards (1)	Awards	Compensation	Total

Joseph Benoit	(4)	$25,000	$40,000	$-	$-	$65,000
Sheryl Cefali		$25,000	$40,000	$-	$-	$65,000
Marvin H. Fink	(3)	$25,000	$40,000	$-	$-	$65,000
Gerald Garland		$25,000	$40,000	$-	$-	$65,000
Howard F. Hill	(2)	$6,250	$6,250	$-	$-	$12,500
Mark Holdsworth	(5)	$17,710	$29,580	$-	$-	$47,290

(1)	On September 15, 2020, each non-employee director was granted shares of restricted stock valued at $25,000 for serving on the Board, and $15,000 as a retainer for serving as the Chair of a committee.

(2) (3) (4) (5)

Effective December 22, 2020 Mr. Hill resigned from the Board of Directors.

Effective June 15, 2021 Mr. Fink stepped down as Chairman of the Board.

Effective September 8, 2021 Mr. Benoit’s term on the Board of Directors expired.

Mark K. Holdsworth was appointed as a director on December 31, 2020. Thereafter, on March 4, 2021, Mr. Holdsworth was appointed as the Chair of the Strategic Planning and Capital Allocation Committee, and on June 15, 2021, Mr. Holdsworth was appointed as our Chairman of the Board. In connection with the foregoing appointments, Mr. Holdsworth was granted the following stock options and other compensation: (i) 1,344 shares of restricted stock in connection with his appointment as Chair of the Strategic Planning and Capital Allocation Committee, which was determined by prorating the $15,000 annual cash payment through the remaining term ending September 15, 2021; and (ii) 496 shares of restricted stock as the pro-rated portion of his compensation for serving as Chairman of the Board.

On September 8, 2021, the Board of Directors determined that the compensation payable to directors as Board fees for the next year ending with the 2022 annual meeting of stockholders was the same as they received in 2021 (i.e., $50,000). In addition, effective September 8, 2021, the Board determined that both Board fees and additional chair fees would be paid half in cash and half in restricted stock, and, in light of the additional work required by the chairs, revised the chair fees as follows, $25,000 for the Chairman of the Board, $25,000 for the Audit Committee Chair, $20,000 for the Compensation Committee Chair, $20,000 for the Strategic Planning and Capital Allocation Chair, and $10,000 for the Nominating & Governance Chair. The cash and restricted stock fees vest in four equal quarterly installments commencing on December 8, 2021, with the restricted stock portion determined by dividing the amount of the fee by the 20-day average trailing closing price of the Company’s common stock from the date of grant ($8.21). Accordingly, on September 8, 2021, Mr. Holdsworth was granted 5,785 shares of restricted stock; Ms. Cefali, 4,871 shares; Mr. Garland, 4,567 shares; and Mr. Fink, 3,044 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 4, 2022 for: (i) each director; (ii) the Company’s Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 4, 2022, there were 10,058,571 shares of Common Stock issued and outstanding.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned

Mark K. Holdsworth	512,565	(11)	5.1%

Robert D. Dawson	160,302	(2)	1.6%

Marvin H. Fink	142,182	(3)	1.4%

Gerald Garland	100,197	(4)	1.0%

Peter Yin	65,963		0.7%

Sheryl Cefali	34,785	(5)	0.3%

Ray Bibisi	33,437	(6)	0.3%

All Directors and Officers as a Group (7 Persons)	1,049,431	(7)	9.6%

Greater than 5% stockholders

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	813,546	(8)	8.1%

Renaissance Technologies LLC
800 Third Avenue
New York, New York 10022	766,569	(9)	7.6%

AIGH Investment Partners, L.P.
6006 Berkeley Avenue
Baltimore, MD 21209	406,115	(10)	4.0%

(1)

Shares of common stock that could be acquired by a beneficial owner upon exercise of an option within 60 days from October 31, 2021 are considered outstanding for the purpose of computing the percentage of shares beneficially owned by such owner, but are not considered to be outstanding for any other purpose.

(2)	Includes 70,000 shares that Mr. Dawson has the right to acquire upon exercise of options.

(3)	Includes 45,130 shares that Mr. Fink has the right to acquire upon exercise of options.

(4)	Includes 30,130 shares that Mr. Garland has the right to acquire upon exercise of options.

(5)	Includes 3,082 shares that Ms. Cefali has the right to acquire upon exercise of options.

(6)	Includes 24,687 shares that Mr. Bibisi has the right to acquire upon exercise of options.

(7)	Includes 173,029 shares that the directors and officers have the right to acquire upon exercise of options.

(8)	Based on the list of record holders maintained by the Company’s transfer agent and representation from company representatives.

(9)	Based on a Schedule 13G/A jointly filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 11, 2021.

(10)	Based on a Schedule 13G/A filed with the SEC by AIGH Investment Partners L.P. on July 10, 2020.

(11)	Includes shares of common stock owned by The Holdsworth Family Living Trust (the “Trust”) and by THG Securities Fund, L.P. (the “Fund”). Since Mr. Holdsworth is a trustee of the Trust and the founder of the managing member of THG Securities Advisors, LLC, the general partner and the investment manager of the Fund, Mr. Holdsworth may be deemed to be a beneficial owner of the shares owned by the Trust and the Fund.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2021 and 2020:

Fee Category	2021	2020
Audit Fees	$223,380	$215,220
Audit-Related Fees	-	-
Total Fees	$223,380	$215,220

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” We did not incur audit-related fees during fiscal 2021 and 2020.

ITEM 15.	EXHIBITS

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed as part of this Annual Report:

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

3.3	Amendment No. 1 to Amended and Restated Bylaws (4)

3.4	Amendment to Amended and Restated Bylaws (27)

4.1	Description of Registrant’s Securities

10.1	Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (5)

10.2	Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (5)

10.3	Single Tenant Commercial Lease, dated June 15, 2011, between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (7)

10.4	Form of 2010 Stock Incentive Plan (6)

10.5	Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (6)

10.6	Stock Purchase Agreement, dated January 20, 2015, between RF Industries, Ltd. and Robert A. Portera (8)

10.7	Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders. (9)

10.8	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Johnny Walker. (10)#

10.9	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Mark Turfler. (10)#

10.10	Employment Agreement, dated December 23, 2015, by and among RF Industries, Ltd. and Darren Clark. (10)#

10.11	Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date (11)

10.12	Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ (11).

10.13	Separation and Release of Claims Agreement, dated October 24, 2016, by and among RF Industries, Ltd. and Johnny Walker. (12)#

10.14	Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (13)

10.15	Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated January 26, 2017 (25)

10.16	Fifth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated June 5, 2017 (14)

10.17	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (14)

10.18	Employment Letter Agreement, dated June 16, 2017, by and between RF Industries, Ltd. and Robert D. Dawson (15)#

10.19	Fifth Amendment To Lease, by and between Icon Kimberly Alvin Property, LLC and Comnet Telecom Supply, Inc., dated June 19, 2017 (16)

10.20	Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (17)

10.21	Form of Indemnification Agreement (18)#

10.22	Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 6, 2018 (19)

10.23	Stock Purchase Agreement between RF Industries, Ltd. and RAP Acquisition Inc., dated October 31, 2018 (20)

10.24	2019 Corporate Goals – Cash and Equity Incentive Plan, dated December 7, 2018 (23)#

10.25	Option Agreement Amendment – RF Industries, Ltd. 2010 Stock Incentive Plan (24)#

10.26	Employment Letter Agreement, dated July 17, 2019, by and between RF Industries, Ltd. and Robert D. Dawson (21)

10.27	Stock Purchase Agreement between RF Industries, Ltd., DRC Technologies, Inc. and Stockholders of DRC Technologies, Inc., dated November 4, 2019 (22)

10.28	2020 Equity Incentive Plan (26)

10.29	2020 Corporate Goals – Cash and Equity Incentive Plan, dated January 9, 2020 (28)#

10.30	2021 Corporate Goals – Cash and Equity Incentive Plan, dated January 12, 2021 (29)#

10.31	Amendment To Lease, by and between K&K Unlimited and Cables Unlimited, Inc., dated June 30, 2021(30)

10.32	Employment Agreement, dated July 16, 2021, by and between RF Industries, Ltd. and Robert D. Dawson (31) #

10.33	Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries, Ltd., Wireless Telecom Group, Inc., and Microlab/FXR LLC (32)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(29)         Previously filed as an exhibit to the Company’s Form 8-K, dated January 12, 2021, which exhibit is hereby incorporated herein by reference.

(30)         Previously filed as an exhibit to the Company’s Form 8-K, dated June 30, 2021, which exhibit is hereby incorporated herein by reference.

(31)         Previously filed as an exhibit to the Company’s Form 8-K, dated July 31, 2021, which exhibit is hereby incorporated herein by reference.

(32)         Previously filed as an exhibit to the Company’s Form 8-K, dated December 17, 2021, which exhibit is hereby incorporated herein by reference.

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

RF INDUSTRIES, LTD. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
October 31, 2021 and 2020	F-4 – F-5

Consolidated Statements of Operations
Years Ended October 31, 2021 and 2020	F-6

Consolidated Statements of Stockholders’ Equity
Years Ended October 31, 2021 and 2020	F-7

Consolidated Statements of Cash Flows
Years Ended October 31, 2021 and 2020	F-8

Notes to Consolidated Financial Statements	F-9 – F-22

*       *       *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RF Industries, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2021, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) related to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Goodwill and Tradename with indefinite life arising from the acquisition of Schroff Technologies International, Inc. (“Schrofftech”) (Notes 1 and 2 to the Consolidated Financial Statements)

Critical Audit Matter

As disclosed in the consolidated financial statements, the Company has goodwill and indefinite lived intangible assets of $2.47 million and $1.17 million, respectively as of October 31, 2021.  Approximately 44.1% of goodwill and 45.7% of indefinite lived intangibles relate to the acquisition of Schrofftech. Goodwill is tested for impairment at least annually at the reporting unit level using either a qualitative or quantitative approach. Under the quantitative approach to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. Generally, the Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies. Similarly, the indefinite lived intangible assets are not amortized but rather are tested by management for impairment at least annually using a relief from royalty model to estimate the fair value as compared to its carrying value.

Significant judgment is exercised by the Company in estimating the fair value of the reporting units for goodwill and the fair value of indefinite lived intangible assets, specifically:

●	The fair value estimate of the Schrofftech reporting unit is sensitive to assumptions such as the discount rate, revenue growth rates, and the projected cash flow terminal growth rate.
●

The fair value estimates for Schrofftech indefinite lived intangible assets are sensitive to assumptions such as discount rates, revenue growth rates, royalty rates and projected cash flow terminal growth rates.

These assumptions are affected by such factors as expected future market or economic conditions.

Given these factors, auditing management’s quantitative impairment tests for goodwill and indefinite lived intangible assets involved especially challenging, subjective, and complex auditor judgment and increased audit effort.

How Our Audit Addressed the Critical Audit Matter

Our audit procedures related to the fair value of goodwill for the Schrofftech Reporting Unit and the Schrofftech indefinite-lived intangible assets included the following, among others:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment;
●

We gained an understanding of the process to estimate future cashflows, including methods, data, and significant assumptions used, in developing the discounted cashflow analysis as well as tested the completeness and accuracy of the underlying data used by the Company in its analyses;

●	We evaluated management’s significant accounting policies related to impairment of goodwill and indefinite lived intangible assets for reasonableness;
●	We evaluated significant judgments made by management, including the identification of reporting units along with a separate unit to capture the corporate overhead;
●	We evaluated management’s ability to estimate future cash flows, including projected revenues, by performing a retrospective review of select Company historical cash flow forecasts;
●

We evaluated management’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans and performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates, to evaluate the changes in the fair value of the reporting unit that would result from changes in assumptions; and

●

With the assistance of our firm’s valuation professionals with specialized skills and knowledge in valuation methods and models, we tested the Company’s discounted cash flow models, including certain assumptions including the terminal value and discount rates.

/s/ CohnReznick LLP

We are uncertain as to the year CohnReznick LLP became the Company’s auditor as 1995 is the earliest year of which we have knowledge.

Tysons, Virginia

January 14, 2022

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2021 AND 2020

(In thousands, except share and per share amounts)

	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,053	$15,797
Trade accounts receivable, net of allowance for doubtful accounts of $87 and $66, respectively	13,523	5,669
Inventories	11,179	8,586
Other current assets	2,893	813
TOTAL CURRENT ASSETS	40,648	30,865

Property and equipment:
Equipment and tooling	3,986	3,819
Furniture and office equipment	1,086	1,073
	5,072	4,892
Less accumulated depreciation	4,364	4,082
Total property and equipment	708	810

Operating lease right of use assets, net	1,453	1,421
Goodwill	2,467	2,467
Amortizable intangible assets, net	2,739	3,181
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	389	834
Other assets	70	70
TOTAL ASSETS	$49,648	$40,822

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2021 AND 2020

(In thousands, except share and per share amounts)

	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,504	$1,475
Accrued expenses	5,034	2,573
Current portion of PPP Loan	-	1,699
Income taxes payable	-	43
Other current liabilities	832	874
TOTAL CURRENT LIABILITIES	9,370	6,664

Operating lease liabilities	675	635
PPP Loan	-	1,089
Other long-term liabilities	-	370
TOTAL LIABILITIES	10,045	8,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,058,571 and 9,814,118 shares issued and outstanding at October 31, 2021 and October 31, 2020, respectively	101	98
Additional paid-in capital	24,301	22,946
Retained earnings	15,201	9,020
TOTAL STOCKHOLDERS' EQUITY	39,603	32,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,648	$40,822

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2021 AND 2020

(In thousands, except share and per share amounts)

	2021	2020

Net sales	$57,424	$43,044
Cost of sales	39,656	31,478

Gross profit	17,768	11,566

Operating expenses:
Engineering	1,479	1,989
Selling and general	11,874	9,980
Total operating expense	13,353	11,969

Operating income (loss)	4,415	(403)

Other income (loss)	2,802	(45)

Income (loss) before provision (benefit) for income taxes	7,217	(448)
Provision (benefit) for income taxes	1,036	(367)

Consolidated net income (loss)	$6,181	$(81)

Earnings (loss) per share
Basic	$0.62	$(0.01)
Diluted	$0.61	$(0.01)

Weighted average shares outstanding
Basic	9,978,683	9,678,822
Diluted	10,154,239	9,678,822

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2021 AND 2020

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2019	9,462,267	$95	$21,949	$9,489	$31,533

Exercise of stock options	241,209	2	443	-	445

Stock-based compensation expense	-	-	473	-	473

Issuance of restricted stock	97,451	1	(1)	-	-

Issuance of common shares	13,191	-	82	-	82

Dividends	-	-	-	(388)	(388)

Net loss	-	-	-	(81)	(81)

Balance, October 31, 2020	9,814,118	$98	$22,946	$9,020	$32,064

Exercise of stock options	195,528	2	603	-	605

Stock-based compensation expense	-	-	769	-	769

Issuance of restricted stock	56,941	1	(1)	-	-

Forfeiture of restricted stock	(5,182)	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,834)	-	(16)	-	(16)

Net income	-	-	-	6,181	6,181

Balance, October 31, 2021	10,058,571	$101	$24,301	$15,201	$39,603

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2021 AND 2020

(In thousands)

	2021	2020
OPERATING ACTIVITIES:
Consolidated net income (loss)	$6,181	$(81)

Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	29	16
Depreciation and amortization	770	1,014
Stock-based compensation expense	769	556
Deferred income taxes	445	(790)
Tax payments related to shares cancelled for vested restricted stock awards	(16)	-
PPP Loan forgiveness	(2,807)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(7,882)	6,775
Inventories	(2,592)	442
Other current assets	(2,079)	(113)
Right of use asset	(35)	88
Other long-term assets	(1)	(2)
Accounts payable	2,030	(1,040)
Accrued expenses	2,479	(1,374)
Income tax payable	(43)	22
Other long-term liabilities	(370)	(966)
Net cash (used in) provided by operating activities	(3,122)	4,547

INVESTING ACTIVITIES:
Capital expenditures	(227)	(235)
Purchase of Schrofftech, net of cash acquired ($99)	-	(3,901)
Net cash used in investing activities	(227)	(4,136)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	605	445
Dividends paid	-	(388)
Proceeds from PPP Loan	-	2,789
Net cash provided by financing activities	605	2,846

Net (decrease) increase in cash and cash equivalents	(2,744)	3,257

Cash and cash equivalents, beginning of year	15,797	12,540

Cash and cash equivalents, end of year	$13,053	$15,797

Supplemental cash flow information – income taxes paid	$949	$415

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its four wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2021, we classified our operations into the following five divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; (iv) C Enterprises, Inc., the subsidiary that designs and manufactures quality connectivity solutions to telecommunications and data communications distributors; and (v) Schroff Technologies International, Ltd., the subsidiary that manufactures and markets intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. The Cables Unlimited and C Enterprises divisions are Corning Cables Systems CAH ConnectionsSM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

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

No instances of goodwill impairment were identified as of October 31, 2021 and 2020. We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of October 31, 2021 as well as consideration of positive factors including backlog and sell-through subsequent to October 31, 2021. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

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

No instances of impairment were identified as of October 31, 2021 or 2020.

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

As of October 31, 2021 and 2020, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2021 and 2020 (in thousands):

	2021	2020
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(289)	(245)
	134	178

Customer relationships (estimated lives 7 - 15 years)	5,058	5,058
Accumulated amortization	(2,711)	(2,367)
	2,347	2,691

Backlog (estimated life 1 - 2 years)	287	287
Accumulated amortization	(287)	(266)
	-	21

Patents (estimated life 14 years)	368	368
Accumulated amortization	(110)	(77)
	258	291

Totals	$2,739	$3,181

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense was $442,000 and $692,000 for the years ended October 31, 2021 and 2020. The weighted-average amortization period for the amortizable intangible assets is 7.85 years.

There was no impairment to trademarks for the years ended October 31, 2021 and 2020.

Estimated amortization expense related to finite-lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2022	$374
2023	364
2024	364
2025	320
2026	320
Thereafter	997
Total	$2,739

Advertising

We expense the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $314,000 and $295,000 in 2021 and 2020, respectively.

Research and development

Research and development costs are expensed as incurred. Our research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2021 and 2020, we recognized $1,479,000 and $1,989,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2021 and 2020, charges related to stock-based compensation amounted to approximately $769,000 and $556,000, respectively. For the fiscal years ended October 31, 2021 and 2020, all stock-based compensation is classified in selling and general and engineering expense.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable upon the exercise of stock options in any period for the years ended October 31, 2021 and 2020, that were not included in the computation because they were anti-dilutive, totaled 386,364 and 402,838, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2021	2020
Numerators:
Consolidated net income (A)	$6,181,000	$(81,000)

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	9,978,683	9,678,822
Add effects of potentially dilutive securities - assumed exercise of stock options	175,556	-

Weighted average shares outstanding for diluted earnings per share (C)	10,154,239	9,678,822

Basic earnings per share (A)/(B)	$0.62	$(0.01)

Diluted earnings per share (A)/(C)	$0.61	$(0.01)

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In  June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after  December 15, 2019. In  November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after  December 15, 2022. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

Recently issued accounting pronouncements adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We adopted the standard as of November 1, 2019, the beginning of our fiscal 2020, applying the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allows us to carry forward the historical lease classification. We elected the policy which allows us to combine the nonlease components with its related lease components rather than separating, and the policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We have recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The adoption of the standard resulted in a material recognition of additional right of use assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of November 1, 2019, but did not materially affect our consolidated net income.

In  January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of  November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of  October 31, 2021.

Note 2 – Business acquisition

On November 4, 2019, we purchased the business of Schroff Technologies International, Inc. (“Schrofftech”), a Rhode Island-based manufacturer and marketer of intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation. At the closing, in consideration for the Schrofftech business, we paid the sellers $4 million in cash, and, if certain financial targets are met by Schrofftech over a two-year period, agreed to pay additional cash earn-out payments of up to $2.4 million. See, “Note 6 – Accrued expenses and other long-term liabilities,” for details related to the change in the fair value over time.

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

Although the closing occurred on November 4, 2019, the acquisition of Schrofftech is deemed to have become effective for financial accounting purposes as of November 1, 2019. Accordingly, Schrofftech’s financial results have been included in the results of the Custom Cabling segment as well as in the consolidated statements of operations. Total costs related to the acquisition of Schrofftech were approximately $151,000, of which $108,000 was incurred in fiscal 2019, $43,000 was incurred in fiscal 2020, and none in fiscal 2021. All acquisition-related costs have been expensed as incurred and categorized in selling and general expenses. For the year ended October 31, 2021, Schrofftech contributed revenue of $5.95 million.

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

Note 3 – Concentrations of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At October 31, 2021, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $12.3 million.

Two customers, a wireless carrier, and a distributor, accounted for approximately 21% and 11%, respectively, of net sales for the year ended October 31, 2021. These same two customers had accounts receivable balances that accounted for 28% and 8%, respectively, of the total net accounts receivable balance at October 31, 2021. For the year ended October 31, 2020, the same distributor accounted for approximately 14% of net sales, and another distributor accounted for 12% of net sales whilst the wireless carrier was not a customer yet. These two distributors' accounts receivable balances each accounted for approximately 12% of the total net accounts receivable balance at October 31, 2020. Although the distributors have been on-going major customers of the Company and the wireless carrier is a new customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2021	2020

Raw materials and supplies	$6,422	$4,410
Work in process	381	196
Finished goods	4,376	3,980

Totals	$11,179	$8,586

One vendor accounted for 26% of inventory purchases during the fiscal year ended October 31, 2021, and no vendor accounted for more than 10% of inventory purchases for the fiscal year ended October 31, 2020. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	2021	2020

Employee retention credit ("ERC")	$1,774	$-
Prepaid taxes	314	-
Prepaid expense	439	393
Other	366	420

Totals	$2,893	$813

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer  may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. For the first and second quarter of calendar year 2021, we were eligible to claim the ERC. As of  October 31, 2021, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 6 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2021	2020

Wages payable	$2,607	$1,506
Accrued receipts	1,711	518
Other current liabilities	716	549

Totals	$5,034	$2,573

Accrued receipts represent purchased inventory for which invoices have not been received.

The purchase agreement for the Schrofftech acquisition provides for earn-out payments of up to $2,400,000, which is earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was revalued quarterly using a present value approach and any resulting increase or decrease was recorded into selling and general expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date and subsequent period ends. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense that we recorded. In determining the fair value of the earn-out liability as of October 31, 2021, we used results through October 31, 2021.

We estimated the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (Level 3 of the fair value hierarchy).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 (in thousands):

Description	Level 3
Earn-out liability	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

Description	Level 3
Earn-out liability	$370

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended October 31, 2021, July 31, 2021, April 30, 2021, and January 31, 2021 (in thousands):

	Level 3
	October 31, 2021	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020
Beginning balance	$-	$-	$296	$370	$1,249
Change in value	-	-	(296)	(74)	(879)
Ending balance	$-	$-	$-	$296	$370

Note 7 – Segment information

We aggregate operating divisions into operating segments which have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2021, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling”).

During fiscal 2021, the RF Connector segment was comprised of one division, while the Custom Cabling segment was comprised of four divisions. The five divisions that met the quantitative thresholds for segment reporting were RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales; sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended October 31, 2021 and 2020 (in thousands):

	2021	2020

United States	$54,960	$41,633
Foreign Countries:
Canada	1,856	933
Mexico	130	12
All Other	478	466
	2,464	1,411

Totals	$57,424	$43,044

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2021 and 2020 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate		Total	Check
2021
Net sales	$15,622	$41,802	$-		$57,424	$57,424

Income (loss) before benefit for income taxes	2,494	1,921	2,802	*	7,217	7,217

Depreciation and amortization	141	629	-		770	770

Total assets	7,367	25,875	16,406		49,648	49,648

2020
Net sales	$14,554	$28,490	$-		$43,044	$43,044

Income before provision for income taxes	2,019	(2,423)	(44)		(448)	(448)

Depreciation and amortization	159	855	-		1,014	1,014

Total assets	7,822	15,486	17,514		40,822	40,822

* For the 12 months ended October 31, 2021, other income consists of the $2.8M PPP loans that were forgiven.

Note 8 – Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2021 and 2020 consists of the following (in thousands):

	2021	2020
Current:
Federal	$401	$279
State	189	143
	590	422

Deferred:
Federal	323	(593)
State	123	(196)
	446	(789)

	$1,036	$(367)

Income tax at the federal statutory rate is reconciled to our actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2021		2020
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income taxes at federal statutory rate	$1,516	21.0%	$(94)	21.0%
State tax provision, net of federal tax benefit	246	3.4%	(41)	9.2%
Nondeductible differences:
Stock options	(86)	-1.2%	(123)	27.5%
PPP loan forgiveness	(588)	-8.1%	-	0.0%
Meals and entertainment	1	0.0%	2	-0.4%
Parking disallowance	4	0.1%	5	-1.1%
R&D credits	(51)	-0.7%	(152)	33.9%
Foreign derived intangible income	(15)	-0.2%	(5)	1.1%
ASC 740-10 Liability	29	0.4%	27	-6.0%
Penalties	-	0.0%	11	-2.5%
Other	(20)	-0.3%	3	-0.7%
	$1,036	14.4%	$(367)	82.0%

Our total deferred tax assets and deferred tax liabilities at October 31, 2021 and 2020 are as follows (in thousands):

	2021	2020

Deferred Tax Assets:
Deferred deduction of expenses related to PPP Loan	$-	$706
Reserves	383	344
Accrued vacation	241	149
Stock-based compensation awards	144	100
Uniform capitalization	134	92
Lease liability	366	381
Other	77	35
Total deferred tax assets	1,345	1,807

Deferred Tax Liabilities:
Amortization / intangible assets	(487)	(479)
Change in ROU assets	(357)	(359)
Depreciation / equipment and furnishings	(112)	(135)
Total deferred tax liabilities	(956)	(973)

Total net deferred tax assets (liabilities)	$389	$834

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and have determined it is more likely than not that the assets will be realized in future tax years.

The provision (benefit) for income taxes was $1.0 million or 14.4% and $(0.4) million or 82.0% of income before income taxes for fiscal 2021 and 2020, respectively. The fiscal 2021 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the benefit from non-taxable PPP Loan forgiveness income, research and development tax credits and tax benefits associated with share-based compensation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total uncertain tax positions in fiscal years ended October 31, 2021 and 2020 are as follows:

	2021	2020
Balance, at beginning of year	$107	$80
Increase for tax positions related to the current year	44	32
Increase for tax positions related to prior years	(1)	-
Increase for interest and penalties	2	6
Statute of limited expirations	(11)	(11)
Balance, at end of year	$141	$107

We had gross unrecognized tax benefits of $102,000 and $96,000 attributable to U.S. federal and California research tax credits as of October 31, 2021 and 2020, respectively. During fiscal 2021, the increase in our gross unrecognized tax benefit was primarily related to claiming additional federal and California research tax credits. The uncertain tax benefit is recorded as income taxes payable in our consolidated balance sheet. We recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized expense of approximately $13,000 and $11,000 during the years ended October 31, 2021 and 2020, respectively. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but we do not anticipate that our accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

We are subject to taxation in the United States and state jurisdictions. Our tax years for October 31, 2018 and forward are subject to examination by the United States and October 31, 2017 and forward with state tax authorities.

On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes modifications to Internal Revenue Code and provides for relief to U.S. Corporations through programs such as employee retention credit, payroll tax deferral and modifications to certain income tax provisions such as temporary five-year net operating loss carryback provisions and a modification of interest deduction limitations. The Company carried back its net operating loss for the fiscal year ended October 31, 2020, resulting in a $35,000 income tax benefit.

Note 9 – Stock options

Incentive and non-qualified stock option plans

On July 22, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). In September 2020, the Company’s stockholders approved the 2020 Plan by vote as required by NASDAQ. An aggregate of 1,250,000 shares of common stock was set aside and reserved for issuance under the 2020 Plan. As of October 31, 2021, 1,123,232 shares of common stock were remaining for future grants of stock options under the 2020 Plan.

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

No other shares or options were granted to Company employees during fiscal 2021.

The fair value of each option granted in 2021 and 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2021	2020
Weighted average volatility	52.34%	52.68%
Expected dividends	0.00%	0.63%
Expected term (in years)	7.0	7.0
Risk-free interest rate	0.58%	1.58%
Weighted average fair value of options granted during the year	$3.38	$3.06
Weighted average fair value of options vested during the year	$3.41	$2.38

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

Additional information regarding all of our outstanding stock options at October 31, 2021 and 2020 and changes in outstanding stock options in 2021 and 2020 follows:

	2021		2020
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	789,179	$4.66	890,147	$3.62
Options granted	117,000	$6.57	140,241	$6.40
Options exercised	(195,528)	$3.10	(241,209)	$1.85
Options canceled or expired	(91,793)	$5.88	-	$-
Options outstanding at end of year	618,858	$5.33	789,179	$4.66

Options exercisable at end of year	313,381	$5.95	459,513	$4.48

Options vested and expected to vest at end of year	618,522	$5.35	788,143	$4.67

Option price range at end of year	1.900 -8.6969		1.900 -8.6969

Aggregate intrinsic value of options exercised during year	$642,181		$975,638

Weighted average remaining contractual life of options outstanding as of October 31, 2021: 6.36 years

Weighted average remaining contractual life of options exercisable as of October 31, 2021: 5.59 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2021: 6.36 years

Aggregate intrinsic value of options outstanding at October 31, 2021: $1,544,000

Aggregate intrinsic value of options exercisable at October 31, 2021: $628,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2021: $1,533,000

As of October 31, 2021, $527,000 and $393,000 of expense with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.64 and 1.12 years, respectively.

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. For their service as directors beginning in 2020 until the annual meeting of stockholders held in 2021, non-employee directors (i.e., directors who are not employed by the Company as officers or employees) were awarded $50,000 as Board fees, which amount was paid (a) one-half in cash ($25,000), with payments made on a quarterly basis, and (b) one-half through the grant of restricted shares that vest on a quarterly basis. In addition, the Chairman of the Board of Directors and the Chair of each committee of the Board of Directors received an annual retainer of $15,000, also payable in restricted shares that vest in four equal quarterly installments commencing on September 15, 2020 and ending on the earlier of September 15, 2021 or the next annual meeting of stockholders. In each case, the equity portion of the award was calculated based on the 20-day average trailing closing price of the Company's common stock from the date of grant ($4.34); and payments were pro-rated for Board members who served less than the entire service period during fiscal 2021.

Note 10 – Retirement plan

We have a 401(k) plan available to our employees. For the years ended October 31, 2021 and 2020, we contributed and recognized as an expense $413,000 and $394,000, respectively, which amounts represented 3% of eligible employee earnings under the Company's Safe Harbor Non-elective Employer Contribution Plan.

Note 11 – Line of credit and PPP Loan

Line of credit

In November 2019, we entered into an agreement for a revolving line of credit (“LOC”) in the amount of $5.0 million. Amounts outstanding under the LOC shall bear interest at a rate of 2.0% plus LIBOR Daily Floating Rate (“base interest rate”), with interest payable on the first day of each month. Borrowings under the LOC are secured by a security interest in certain assets of the Company. As of October 31, 2020, no amounts were outstanding under the line of credit. On December 30, 2020, we closed the LOC with no amounts outstanding.

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

Note 12 – Related party transactions

A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited’s monthly rent expense under the lease is $16,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2021, we paid a total of $164,000 under the leases.

During fiscal 2021, we paid royalties to Elmec Ltd. (“Elmec”), a European-based company that owns the intellectual property that is used in Schrofftech’s products. One third of Elmec is jointly owned by David Therrien and Richard DeFelice, two of the former owners and current President and Vice President, respectively, of Schrofftech. For the year ended October 31, 2021, we paid a total of $17,000 of royalty payments to Elmec, and have accrued an additional $2,000 as of October 31, 2021. The expenses related to these transactions are included in cost of goods sold.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during fiscal year 2021; we paid dividends of $0.02 per share for a total of $388,000 during fiscal year 2020.

Note 14 – Commitments

We adopted ASU 2016-02 on November 1, 2019, and elected the practical expedient modified retrospective method whereby the lease qualification and classification was carried over from the accounting for leases under ASC 840. The lease contracts for the corporate headquarters, RF Connector division manufacturing facilities, Cables Unlimited, Rel-Tech, and C Enterprises commenced prior to the effective date of November 1, 2019, and were determined to be operating leases. All other new contracts have been assessed for the existence of a lease and for the proper classification into operating leases. The rate implicit in the leases was undeterminable and, therefore, the discount rate used in all lease contracts is our incremental borrowing rate.

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to five years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $16,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended  October 31, 2021 were as follows (in thousands):

Fiscal Year Ended
October 31, 2021
Operating lease cost	$1,019
Short-term lease cost	1

Other information related to leases was as follows (in thousands):

October 31, 2021
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,453

Weighted Average Remaining Lease Term
Operating leases (in months)	25.26

Weighted Average Discount Rate
Operating leases	3.54%

Future minimum lease payments under non-cancellable leases as of October 31, 2021 were as follows (in thousands):

Year ended October 31,	Operating Leases
2022	$891
2023	478
2024	234
2025	13
Thereafter	7
Total future minimum lease payments	1,623
Less imputed interest	(116)
Total	$1,507

Reported as of October 31, 2021	Operating Leases
Other current liabilities	$832
Operating lease liabilities	675
Finance lease liabilities	-
Total	$1,507

As of October 31, 2021, operating lease ROU asset was $1.5 million and operating lease liability totaled $1.5 million, of which $832,000 is classified as current. There were no finance leases as of October 31, 2021.

Note 15 – Subsequent event

On December 16, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Wireless Telecom Group, Inc, a New Jersey corporation (“Seller”), and its wholly-owned subsidiary Microlab/FXR LLC, a New Jersey limited liability company (“Microlab”). Under the Purchase Agreement, the Company has agreed to purchase 100% of the issued and outstanding membership interests of Microlab from Seller.  The purchase price for Microlab is estimated to be $24,250,000, subject to certain closing adjustments as set forth in the Purchase Agreement. The Company intends to pay the purchase price using a combination of cash on hand and borrowings from a credit facility.  The Company has received a non-binding commitment letter from a major commercial bank pursuant to which the Company is seeking to obtain an up to $20,000,000 credit facility, a portion of which will be used to fund the purchase of Microlab.  The purchase of Microlab is subject to customary closing conditions and to the approval by the holders of a majority of the voting shares of Seller.  The acquisition currently is expected to be completed by the end of April 2022, subject to a 30-day extension under certain circumstances.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 14, 2022	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 14, 2022	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2022	By:	/s/ PETER YIN
Peter Yin, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 14, 2022	By:	/s/ MARVIN FINK
Marvin Fink, Director

Date: January 14, 2022	By:	/s/ GERALD GARLAND
Gerald Garland, Director

Date: January 14, 2022	By:	/s/ SHERYL CEFALI
Sheryl Cefali, Director

Date: January 14, 2022	By:	/s/ MARK HOLDSWORTH
Mark Holdsworth, Director