Form 10-Q
period 2022-01-31
R F INDUSTRIES LTD
filed 2022-03-17
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 17, 2022 was 10,096,175.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2022	2021
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,507	$13,053
Trade accounts receivable, net of allowance for doubtful accounts of $83 and $87, respectively	10,514	13,523
Inventories	13,477	11,179
Other current assets	3,586	2,893
TOTAL CURRENT ASSETS	41,084	40,648

Property and equipment:
Equipment and tooling	4,075	3,986
Furniture and office equipment	1,101	1,086
	5,176	5,072
Less accumulated depreciation	4,449	4,364
Total property and equipment, net	727	708

Operating lease right of use assets, net	1,204	1,453
Goodwill	2,467	2,467
Amortizable intangible assets, net	2,644	2,739
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	366	389
Other assets	70	70
TOTAL ASSETS	$49,736	$49,648

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2022	2021
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,382	$3,504
Accrued expenses	5,659	5,034
Current portion of operating lease liabilities	698	832
TOTAL CURRENT LIABILITIES	9,739	9,370

Operating lease liabilities	545	675
TOTAL LIABILITIES	10,284	10,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,096,175 and 10,058,571 shares issued and outstanding at January 31, 2022 and October 31, 2021, respectively	101	101
Additional paid-in capital	24,427	24,301
Retained earnings	14,924	15,201
TOTAL STOCKHOLDERS' EQUITY	39,452	39,603
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,736	$49,648

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2022	2021

Net sales	$16,918	$10,002
Cost of sales	12,834	7,396

Gross profit	4,084	2,606

Operating expenses:
Engineering	454	431
Selling and general	3,992	2,764
Total operating expenses	4,446	3,195

Operating loss	(362)	(589)

Other income (expense)	5	(8)
Loss before benefit for income taxes	(357)	(597)
Benefit from income taxes	(80)	(194)
Consolidated net loss	$(277)	$(403)

Loss per share
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average shares outstanding
Basic	10,067,186	9,864,689
Diluted	10,067,186	9,864,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended January 31, 2022
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2021	10,058,571	$101	$24,301	$15,201	$39,603

Stock-based compensation expense	-	-	139	-	139

Issuance of restricted stock	39,666	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,062)	-	(13)	-	(13)

Consolidated net loss	-	-	-	(277)	(277)

Balance, January 31, 2022	10,096,175	$101	$24,427	$14,924	$39,452

	For the Three Months ended January 31, 2021
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2020	9,814,118	$98	$22,946	$9,020	$32,064

Exercise of stock options	118,189	1	384	-	385

Stock-based compensation expense	-	-	123	-	123

Issuance of restricted stock	36,834	1	(1)	-	-

Forfeiture of restricted stock	(4,318)	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,367)	-	(11)	-	(11)

Consolidated net loss	-	-	-	(403)	(403)

Balance, January 31, 2021	9,962,456	$100	$23,441	$8,617	$32,158

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net loss	$(277)	$(403)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	(4)	(15)
Depreciation and amortization	180	237
Stock-based compensation expense	139	123
Tax payments related to shares cancelled for vested restricted stock awards	(13)	(11)
Deferred income taxes	23	766
Changes in operating assets and liabilities:
Trade accounts receivable	3,013	529
Inventories	(2,299)	(433)
Other current assets	(693)	(1,326)
Right of use assets	(15)	(6)
Accounts payable	(122)	35
Accrued expenses	625	44
Income tax payable	-	(43)
Other current liabilities	-	296
Other long-term liabilities	-	(370)
Net cash provided by (used in) operating activities	557	(577)

INVESTING ACTIVITIES:
Capital expenditures	(103)	(116)
Net cash used in investing activities	(103)	(116)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	385
Net cash provided by financing activities	-	385

Net increase (decrease) in cash and cash equivalents	454	(308)

Cash and cash equivalents, beginning of period	13,053	15,797

Cash and cash equivalents, end of period	$13,507	$15,489

Supplemental cash flow information – income taxes paid	$156	$6

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2021 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2021 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2021 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

The outbreak impacted our performance for the three months ended January 31, 2022. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 ("CARES Act") totaling approximately $2.8 million (“PPP Loans”). See Note 12 on discussions of the PPP Loans.

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable classified in other current assets. As of January 31, 2022, the ERC in other receivable classified in other current assets were $1.8 million.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill and non-amortizable intangibles impairment indicators as of January 31, 2022. Although no impairment indicators were identified, it is possible that impairments could emerge as the impact of the pandemic becomes clearer, and those impairment losses could be material.

Fair value measurement

We measure at fair value certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The accounting principles generally accepted in the United States of America ("GAAP") specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

As of January 31, 2022 and October 31, 2021, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature. See Note 4 for discussion on the fair value of other current liabilities.

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

Recently issued accounting pronouncements adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of January 31, 2022 or October 31, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance was effective for the Company beginning on November 1, 2021 and prescribes different transition methods for the various provisions. The adoption of this standard had no material impact on the Company’s financial statements or related disclosures.

Note 2 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2022	October 31, 2021

Raw materials and supplies	$8,648	$6,422
Work in process	355	381
Finished goods	4,474	4,376

Totals	$13,477	$11,179

For the three months ended January 31, 2022, two vendors accounted for 30% and 10% of inventory purchases. No vendors accounted for more than 10% of inventory purchases for the three months ended January 31, 2021. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 3 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2022	October 31, 2021

Employee retention credit ("ERC")	$1,774	$1,774
Prepaid taxes	469	314
Prepaid expense	779	439
Other	564	366

Totals	$3,586	$2,893

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. As of January 31, 2022, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 4 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2022	October 31, 2021

Wages payable	$1,917	$2,607
Accrued receipts	2,458	1,711
Other accrued expenses	1,284	716

Totals	$5,659	$5,034

Accrued receipts represent purchased inventory for which invoices have not been received.

The purchase agreement for the Schrofftech acquisition provided for earn-out payments of up to $2,400,000, which were to be earned through October 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was revalued quarterly using a present value approach and any resulting increase or decrease was recorded into selling and general expenses. Significant variances between actual and forecasted results or changes in the assumptions affected the amount of contingent consideration expense that we recorded from time to time. In determining the fair value of the earn-out liability as of October 31, 2021, we used results through October 31, 2021.

We estimated the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (Level 3 of the fair value hierarchy). At October 31, 2021, the fair value of the Schrofftech earn-out liability was zero, and since the earn-out obligation expired on October 31, 2021, no earn-out liability was recorded for the period ended January 31, 2022.

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the three months ended January 31, 2022 and 2021 (in thousands):

	Level 3
	January 31, 2022	January 31, 2021
Beginning balance	$-	$370
Change in value	-	(74)
Ending balance	$-	$296

The earn-out was revalued quarterly using a present value approach and the resulting decrease was recorded into selling and general expenses.

Note 5 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended January 31, 2022 and 2021, we reported a net loss and diluted loss per share is computed the same as basic loss per share as the effect of utilizing the fully diluted share count would have reduced the net loss per share which has an anti-dilutive effect. Therefore, all outstanding stock options are excluded from the computation of diluted loss per share. Potentially issuable securities that are out-of-the-money totaled 459,889 and 331,338 shares for the three months ended January 31, 2022 and 2021, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2022	2021

Weighted average shares outstanding for basic loss per share	10,067,186	9,864,689

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted loss per share	10,067,186	9,864,689

Note 6 – Stock-based compensation and equity transactions

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

On January 10, 2022, we granted a total of 39,666 shares of restricted stock and 106,001 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2023; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years. All incentive stock options expire ten years from the date of grant.

No other shares or options were granted to company employees during the three months ended January 31, 2022 and 2021.

The weighted average fair value of employee stock options that were granted during the three months ended January 31, 2022 and 2021 was estimated to be $3.84 and $2.46, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2022	2021
Risk-free interest rate	1.23%	0.39%
Dividend yield	0.00%	0.00%
Expected life of the option (in years)	7.00	7.00
Volatility factor	53.35%	51.94%

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2022 and 2021 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2021. A summary of the status of the options granted under our stock option plans as of January 31, 2022 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2021	618,858	$5.33
Options granted	106,001	$7.11
Options exercised	-	$-
Options cancelled	-	$-
Options outstanding at January 31, 2022	724,859	$5.59
Options exercisable at January 31, 2022	363,067	$5.94
Options vested and expected to vest at January 31, 2022	723,008	$5.60

Weighted average remaining contractual life of options outstanding as of January 31, 2022: 6.67 years

Weighted average remaining contractual life of options exercisable as of January 31, 2022: 5.67 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2022: 6.67 years

Aggregate intrinsic value of options outstanding at January 31, 2022: $1,372,439

Aggregate intrinsic value of options exercisable at January 31, 2022: $639,653

Aggregate intrinsic value of options vested and expected to vest at January 31, 2022: $1,363,724

As of January 31, 2022, $865,000 and $605,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.72 and 1.42 years, respectively.

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

Stock option expense

During the three months ended January 31, 2022 and 2021, stock-based compensation expense totaled $139,000 and $123,000, respectively, and was classified in selling and general expense.

Note 7 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2022, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $12.3 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended January 31,
	2022	2021
Wireless provider	32%	*
Distributor A	*	16%
Distributor B	*	12%

* Less than 10%

For the three months ended  January 31, 2022, one wireless carrier customer accounted for 32% of net sales and 37% of total net accounts receivable balance. Two customers, both distributors, accounted for approximately 16% and 12% of net sales and had accounts receivable balances that accounted for 15% and 19%, respectively, of the total net accounts receivable balance for the three months ended January 31, 2021. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2022, we had two segments – RF Connector and Cable Assembly (“RF Connector segment”) and Custom Cabling Manufacturing and Assembly (“Custom Cabling segment”).

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended January 31,
	2022	2021

United States	$16,418	$9,379
Foreign Countries:
Canada	297	525
Mexico	25	-
All Other	178	98
	500	623

Totals	$16,918	$10,002

Net sales, income (loss) before benefit for income taxes and other related segment information for the three months ended January 31, 2022 and 2021 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2022	Cable Assembly	Assembly	Corporate	Total
Net sales	$3,923	$12,995	$-	$16,918
Income (loss) before benefit for income taxes	56	314	(727)	(357)
Depreciation and amortization	37	143	-	180
Total assets	7,572	24,635	17,529	49,736

2021
Net sales	$3,575	$6,427	$-	$10,002
Income (loss) before provision for income taxes	453	(1,042)	(8)	(597)
Depreciation and amortization	35	202	-	237
Total assets	7,667	15,202	17,766	40,635

Note 9 – Income taxes

We use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine its quarterly benefit for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

We recorded income tax benefits of $80,000 and $194,000 for the three months ended January 31, 2022 and 2021, respectively. The effective tax rate was 22.3% for the three months ended January 31, 2022, compared to 32.4% for the three months ended January 31, 2021. The change in effective tax rate for the three months ended January 31, 2022 compared to the three months ended January 31, 2021 was primarily driven by stock compensation windfall benefits.

We had $174,000 and $141,000 of unrecognized tax benefits, inclusive of interest and penalties, as of January 31, 2022 and October 31, 2021, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $168,000 as of January 31, 2022.

Note 10 – Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2022	October 31, 2021
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(300)	(289)
	123	134

Customer relationships (estimated lives 7 - 15 years)	5,058	5,058
Accumulated amortization	(2,786)	(2,711)
	2,272	2,347

Backlog (estimated life 1 - 2 years)	287	287
Accumulated amortization	(287)	(287)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(119)	(110)
	249	258

Totals	$2,644	$2,739

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the three months ended January 31, 2022 and the year ended October 31, 2021 was $95,000 and $442,000, respectively. As of January 31, 2022, the weighted-average amortization period for the amortizable intangible assets is 7.62 years.

Note 11 – Commitments

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ending January 31, 2022 were as follows (in thousands):

Three Months Ended
January 31, 2022
Operating lease cost	$261
Short-term lease cost	-

Other information related to leases was as follows (in thousands):

	January 31, 2022	October 31, 2021
Supplemental Cash Flows Information
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,204	$1,453

Weighted Average Remaining Lease Term
Operating leases (months)	23.89	25.26

Weighted Average Discount Rate
Operating leases	3.54%	3.54%

Future minimum lease payments under non-cancellable leases as of January 31, 2022 were as follows:

Year ended October 31,	Operating Leases

2022 (excluding three months ended January 31, 2022)	$613
2023	478
2024	234
2025	13
2026	7
Thereafter	-
Total future minimum lease payments	1,345
Less imputed interest	(102)
Total	$1,243

Reported as of January 31, 2022	Operating Leases
Other current liabilities	$698
Operating lease liabilities	545
Finance lease liabilities	-
Total	$1,243

As of January 31, 2022, operating lease ROU asset was $1.2 million and operating lease liability totaled $1.2 million, of which $698,000 is classified as current. There were no finance leases as of January 31, 2022.

The Schrofftech facilities, consisting of two buildings for a total of 10,700 square feet, are leased by RF Industries, Ltd. under two leases that were renewed effective February 1, 2022 for two years expiring January 31, 2024. The aggregate monthly rental payment under the new leases currently is $6,720 per month.

Note 12 – PPP loans

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

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during the three months ended January 31, 2022, nor did we pay any dividends during the three months ended January 31, 2021.

Note 14 – Subsequent events

Lease Agreement

On February 1, 2022, the Company entered into an agreement with Sorrento West Properties, Inc., a Delaware corporation, to lease industrial and commercial space located at 16868 Via Del Campo Court, San Diego, California. The lease provides for an initial term of ten years, commencing on or about December 1, 2022, at an initial monthly base rent of $139,123.20, plus certain operating expenses.

Credit Facility

On February 25, 2022, the Company entered into a Loan Agreement providing for a $3 million revolving credit facility (the “Revolving Credit Facility”) and a $17 million term loan (the “Term Loan”, collectively with the “Revolving Credit Facility”, the “Credit Facility”) with Bank of America, N.A. (the “Credit Facility Lender”).

The primary interest rate for the Revolving Credit Facility is based on the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.00%. The maturity date of the Revolving Credit Facility is March 1, 2024. The primary interest rate for Term Loan is 3.76% per annum. The maturity date of the Term Loan is March 1, 2027.

Acquisition of Microlab/FXR LLC

On March 1, 2022, the Company completed its purchase (the “Purchase Transaction”) of 100% of the issued and outstanding membership interests of Microlab/FXR LLC, a New Jersey limited liability company, from Wireless Telecom Group, Inc, a New Jersey corporation (the “Seller”) pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 16, 2021, with the Seller. The consideration for the Purchase Transaction was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under the Term Loan and paid the remaining amount of the cash purchase price with cash on hand.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended October 31, 2021 and other reports and filings made with the Securities and Exchange Commission.

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

Earn-out Liability

The purchase agreement for the acquisition of Schrofftech provided for an earn-out payment of up to $2.4 million, which amount was earned through October 31, 2021. Since the earn-out period has expired, no earn-out liability was required to be recorded for the fiscal quarter ended January 31, 2022. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was revalued quarterly using a present value approach, and any resulting increase or decrease were recorded into selling and general expenses. Changes in the amount of the actual results and forecasted scenarios resulted in an adjustment to the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date.

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

For the three months ended January 31, 2022, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 77% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 23% of total sales for the three months ended January 31, 2022. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders, and its revenues are therefore, more volatile than the revenues of the RF Connector segment.

On March 1, 2022, the Company purchased Microlab/FXR LLC, a New Jersey limited liability company (“Microlab”), from Wireless Telecom Group, Inc. for $24,250,000, subject to certain post-closing adjustments. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under the term loan it obtained from Bank of America, N.A. (the “Credit Facility Lender”) and paid the remaining amount of the cash purchase price with cash on hand. The purpose of the acquisition is to acquire a synergistic business that is expected to both (i) be accretive to the financial performance of the Company and (ii) enhance our market position by providing a broader and deeper product portfolio, accelerating our product and innovation roadmap, expanding our production capabilities, and enhancing our customer relationships.

In order to fund the purchase of Microlab, on February 25, 2022, the Company entered into a Loan Agreement with the Credit Facility Lender, which facility provides the Company with a $3 million revolving credit facility (the “Revolving Credit Facility”) and a $17 million term loan (the “Term Loan”, collectively with the “Revolving Credit Facility”, the “Credit Facility”). The primary interest rate for Term Loan is 3.76% per annum. The maturity date of the Term Loan is March 1, 2027. Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by all personal property of the Company and certain of its subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00; (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ending January 31, 2022. In addition, the Credit Facility contains customary affirmative and negative covenants.

The COVID-19 coronavirus pandemic, in its various strains, negatively affected both our operations and those of our customers. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance in fiscal year 2021 and for the three months ended January 31, 2022. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”)  totaling approximately $2.8 million (“PPP Loans”). In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded the credit as a receivable in Other Current Assets. As of January 31, 2022, we carried a $1.8 million the ERC receivable in Other Current Assets.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. On March 1, 2022, we acquired Microlab. In connection with the purchase of Microlab, we entered into the Credit Facility and borrowed the full $17 million amount available under the Term Loan. As of the date of this report, we have not borrowed any amounts under the Revolving Credit Facility. We believe that our existing assets and the cash we expect to generate from operations (including those of Microlab) and from our current backlog of unfulfilled orders, will be sufficient to fund our liquidity needs during the next twelve months from the date of this filing based on the following:

As of January 31, 2022, we had a total of $13.5 million of cash and cash equivalents compared to a total of $13.1 million of cash and cash equivalents as of October 31, 2021. As of January 31, 2022, we had working capital of $31.3 million and a current ratio of approximately 4.2:1 with current assets of $41 million and current liabilities of $9.7 million. On March 1, 2022 we used $7.3 million of our cash to fund a portion of the purchase price paid to acquire Microlab. Nevertheless, we believe that the amount of cash remaining, plus the amount available to us under the Revolving Credit Facility, will be sufficient to fund our anticipated liquidity needs.

As of January 31, 2022, we had $27.9 million of backlog, compared to $33.3 million as of October 31, 2021. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the three months ended January 31, 2022, we generated $0.6 million of cash in our operating activities. This net inflow of cash is primarily related to the collections of accounts receivable of $3.0 million, $0.2 million from depreciation and amortization and $0.1 million from stock-based compensation expense. The cash usage was primarily due to an increase to our inventory purchases ($2.3 million) and our net loss ($0.3 million). The cash used for other current assets represents of ($0.7 million) which consists of ($0.2 million) in application of prepaid taxes, ($0.3 million, of which $0.2 million related to Microlab) in prepaid expenses and ($0.2 million) in deposits for inventory purchases.

The acquisition of Microlab will affect both our liquidity and our capital resources in the near future. In order to acquire Microlab, we used $7.3 million of our cash on hand to pay a portion of the purchase price, thereby reducing the amount available for future acquisitions, for investments in the expansion of our existing businesses and assets, or as a reserve for unanticipated financial requirements. For example, during the three months ended January 31, 2022, we spent $103,000 on capital expenditures, of which $13,000 related to purchases in preparation of the Microlab. We may be required to make additional future capital expenditures to integrate Microlab with our other operations or to relocate or consolidate the facilities of Microlab and one or more of other subsidiaries. Also, in order to purchase Microlab, we borrowed $17 million under the Term Loan. The future monthly payments of principal and interest will negatively impact our future cash available from operations and our liquidity. Although the acquisition of Microlab is anticipated to be accretive and to generate positive cash flow, the actual impact of the acquisition of Microlab on our consolidated financial results, and the operating synergies that will actually be generated from the integration of Microlab with our other operations, are currently unknown. In the event that the future operating and financial results of Microlab are less than anticipated, or if some of the anticipated synergies are not realized, our liquidity and capital resources may be further negatively impacted by the acquisition of that company.

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

Results of Operations

Three Months Ended January 31, 2022 vs. Three Months Ended January 31, 2021

Net sales for the three months ended January 31, 2022 (the “fiscal 2022 quarter”) increased by 69%, or $6.9 million, to $16.9 million as compared to the three months ended January 31, 2021 (the “fiscal 2021 quarter”). Net sales for the fiscal 2022 quarter at the Custom Cabling segment increased by $6.6 million, or 102%, to $13.0 million, compared to $6.4 million in the fiscal 2021 quarter. The increase was primarily the result of project-based wireless carrier macro and tower site business related to the sale of fiber optic cables used in the build out of 4G and 5G networks.  Net sales for the fiscal 2022 quarter at the RF Connector segment increased by $0.3 million, or 10%, to $3.9 million as compared to $3.6 million in the fiscal 2021 quarter.

Gross profit for the fiscal 2022 quarter increased by $1.5 million to $4.1 million due to the increase in net sales, although gross margins decreased to 24.1% of sales compared to 26.1% of sales in the fiscal 2021 quarter.

Engineering expenses increased by $23,000 to $454,000 in the fiscal 2022 quarter compared to $431,000 in the fiscal 2021 quarter primarily due to the engineering efforts associated with the increase in sales, which costs are included in the engineering costs. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $1.3 million to $4.0 million (24% of sales) compared to $2.8 million (28% of sales) in the first quarter last year primarily due to $0.7 million of acquisition related expenses and other one-time charges (including attorney fees and due diligence fees) related to the recent acquisition of Microlab. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal year period.

For the fiscal 2022 quarter, the Custom Cabling segment had a pretax income of $314,000 while the RF Connector segment had pretax income of $56,000, as compared to $1.0 million loss and $0.5 million of income, respectively, for the comparable first quarter last year. The decrease in the pretax net income at the RF Connector segment was primarily due to decline in gross margin as well as an increase in selling and administrative expenses to support a higher sales number. The increase in pretax income at the Custom Cabling segment was due primarily to the increase in sales of hybrid fiber to a tier-1 wireless customer.

The benefit for income taxes was 22% and 32% of loss before income taxes for the fiscal 2022 quarter and the fiscal 2021 quarter, respectively. The change in the effective tax rate from the fiscal 2021 quarter to fiscal 2022 quarter was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2022 quarter, net loss was $277,000 and fully diluted loss per share was $0.03 per share, compared to a net loss of $403,000 and fully diluted earnings per share of $0.04 per share for the fiscal 2021 quarter. For the fiscal 2022 quarter, the diluted weighted average shares outstanding was 10,067,186 as compared to 9,864,689 for the fiscal 2021 quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2022, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. Further, the current coronavirus (“COVID-19”) pandemic and actions taken to address the pandemic may exacerbate the risks described in our reports filed with the Securities and Exchange Commission (the “SEC”). These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The acquisition of Microlab will affect both the Company’s liquidity and its capital resources in the near future.

As of January 31, 2022, we had a total of $13.5 million of cash and cash equivalents. On March 1, 2022, we purchased Microlab from Wireless Telecom Group, Inc. for $24,250,000, subject to certain post-closing adjustments. The Company funded $17 million of the cash purchase price from the funds obtained under the term loan it obtained from Bank of America, N.A. (the “Credit Facility Lender”) and paid the remaining amount of the cash purchase price with cash on hand. In order to acquire Microlab, we used $7.3 million of our cash on hand to pay a portion of the purchase price, thereby reducing the amount of cash available for future acquisitions, for investments in the expansion of our existing businesses and assets, or as a reserve for unanticipated financial requirements.

The Company entered into a Loan Agreement to fund its acquisition of Microlab, which may expose the Company and its subsidiaries to additional risks, including risks associated with the inability to repay the loan on a timely basis.

On February 25, 2022, the Company entered into a Loan Agreement with the Credit Facility Lender, which facility provides the Company with a $3 million revolving credit facility (the “Revolving Credit Facility”) and a $17 million term loan (the “Term Loan”, collectively with the “Revolving Credit Facility”, the “Credit Facility”). The Company borrowed the full $17 million amount available under the Term Loan in order to fund the purchase of Microlab. The maturity date of the Term Loan is March 1, 2027. Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by all personal property of the Company and certain of its subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00; (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ending January 31, 2022. In addition, the Credit Facility contains customary affirmative and negative covenants. In the event that the Company is unable to pay its obligations on the Credit Facility on a timely basis, maintain the financial covenants under the Loan Agreement or otherwise defaults on its obligations under the Loan Agreement, the Credit Facility Lender will have a right to foreclose on personal property of the Company and certain of its subsidiaries.

Global economic conditions and any related impact on our supply chain and the markets where we do business could adversely affect our results of operations.

The uncertain state of the global economy (including the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others) continues to impact businesses around the world. Deteriorating economic conditions or financial uncertainty in any of the markets in which we sell our products could reduce business confidence and adversely impact spending patterns, and thereby could adversely affect our sales and results of operations. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.

Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect our results of operations. If inflation continues to rise and further impact the cost of energy and raw materials, we may not be able to offset cost increases to our products through price adjustments without negatively impacting consumer demand, which could adversely affect our sales and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended January 31, 2022 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 2021	-	$-	-	$-
December 2021	-	$-	-	$-
January 2022	2,062	$7.38	-	$-

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

10.1

Description of the Fiscal Year 2022 Management Incentive Equity and Cash Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.2

Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries, Ltd., Wireless Telecom Group, Inc., and Microlab/FXR LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021).

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

RF INDUSTRIES, LTD.

Date: March 17, 2022	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)