Form 10-Q
period 2022-04-30
R F INDUSTRIES LTD
filed 2022-06-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 14, 2022 was 10,118,685.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2022	2021
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,752	$13,053
Trade accounts receivable, net of allowance for doubtful accounts of $117 and $87, respectively	14,706	13,523
Inventories	19,168	11,179
Other current assets	3,926	2,893
TOTAL CURRENT ASSETS	41,552	40,648

Property and equipment:
Equipment and tooling	4,326	3,986
Furniture and office equipment	1,214	1,086
	5,540	5,072
Less accumulated depreciation	4,559	4,364
Total property and equipment, net	981	708

Operating lease right of use assets, net	1,568	1,453
Goodwill	7,457	2,467
Amortizable intangible assets, net	14,456	2,739
Non-amortizable intangible assets	2,874	1,174
Deferred tax assets	325	389
Other assets	434	70
TOTAL ASSETS	$69,647	$49,648

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2022	2021
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,008	$3,504
Accrued expenses	8,097	5,034
Current portion of Term Loan	2,424	-
Current portion of operating lease liabilities	1,073	832
TOTAL CURRENT LIABILITIES	14,602	9,370

Operating lease liabilities	524	675
Term Loan, net of debt issuance costs	14,344	-
TOTAL LIABILITIES	29,470	10,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,118,685 and 10,058,571 shares issued and outstanding at April 30, 2022 and October 31, 2021, respectively	102	101
Additional paid-in capital	24,648	24,301
Retained earnings	15,427	15,201
TOTAL STOCKHOLDERS' EQUITY	40,177	39,603
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,647	$49,648

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

Net sales	$21,505	$11,057	$38,423	$21,059
Cost of sales	15,425	6,287	28,259	13,683

Gross profit	6,080	4,770	10,164	7,376

Operating expenses:
Engineering	857	202	1,310	633
Selling and general	4,477	1,884	8,470	4,647
Total operating expenses	5,334	2,086	9,780	5,280

Operating income	746	2,684	384	2,096

Other (expense) income	(107)	2,809	(102)	2,800
Income before provision for income taxes	639	5,493	282	4,896
Provision for income taxes	136	648	56	454

Consolidated net income	$503	$4,845	$226	$4,442

Earnings per share:
Basic	$0.05	$0.49	$0.02	$0.45
Diluted	$0.05	$0.48	$0.02	$0.44

Weighted average shares outstanding:
Basic	10,107,687	9,963,291	10,087,309	9,927,776
Diluted	10,243,636	10,129,472	10,229,704	10,096,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended April 30, 2022
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2022	10,096,175	$101	$24,427	$14,924	$39,452

Exercise of stock options	22,927	1	56	-	57

Stock-based compensation expense	-	-	168	-	168

Tax withholding related to vesting of restricted stock	(417)	-	(3)	-	(3)

Consolidated net income	-	-	-	503	503

Balance, April 30, 2022	10,118,685	$102	$24,648	$15,427	$40,177

	For the Six Months Ended April 30, 2022
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2021	10,058,571	$101	$24,301	$15,201	$39,603

Exercise of stock options	22,927	1	56	-	57

Stock-based compensation expense	-	-	307	-	307

Issuance of restricted stock	39,666	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,479)	-	(16)	-	(16)

Consolidated net income	-	-	-	226	226

Balance, April 30, 2022	10,118,685	$102	$24,648	$15,427	$40,177

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net income	$226	$4,442

Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	6	-
Depreciation and amortization	618	414
Stock-based compensation expense	307	260
Amortization of debt issuance cost	1	-
Tax payments related to shares cancelled for vested restricted stock awards	(16)	(11)
Deferred income taxes	64	836
PPP Loan and interest forgiveness	-	(2,807)
Changes in operating assets and liabilities:
Trade accounts receivable	1,692	(694)
Inventories	(3,987)	(987)
Other current assets	(1,026)	(2,824)
Right of use assets	(25)	(14)
Other long-term assets	(363)	-
Accounts payable	(1,579)	(238)
Accrued expenses	2,443	684
Income taxes payable	-	(43)
Other long-term liabilities	-	(370)
Net cash used in operating activities	(1,639)	(1,352)

INVESTING ACTIVITIES:
Capital expenditures	(268)	(168)
Purchase of Microlab, net of cash acquired ($33)	(24,217)	-
Net cash used in investing activities	(24,485)	(168)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57	485
Debt issuance cost	(32)	-
Term Loan payments	(202)	-
Term Loan	17,000	-
Net cash provided by financing activities	16,823	485

Net decrease in cash and cash equivalents	(9,301)	(1,035)

Cash and cash equivalents, beginning of period	13,053	15,797

Cash and cash equivalents, end of period	$3,752	$14,762

Supplemental cash flow information – income taxes paid	$340	$28

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2021 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2021 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2021 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2022 include the accounts of include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”).  The unaudited condensed consolidated financial statements for the three and six months ended April 30, 2022 include the accounts of RF Industries, Ltd. and our five wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Inc. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”).  Microlab is a wholly-owned subsidiary that RF Industries, Ltd. acquired effective March 01, 2022.  For periods on or before January 31, 2022, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech and for all periods after January 31, 2022, reference to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech and Microlab.  All intercompany balances and transactions have been eliminated in consolidation.

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

The outbreak impacted our performance for the six months ended April 30, 2022. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”) totaling approximately $2.8 million (“PPP Loans”). See Note 12 on discussions of the PPP Loans.

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable classified in other current assets. As of April 30, 2022, the ERC in other receivable classified in other current assets were $1.7 million.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill and non-amortizable intangibles impairment indicators as of April 30, 2022. Although no impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

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

As of April 30, 2022 and October 31, 2021, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other current liabilities.

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

Recently issued accounting pronouncements adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of April 30, 2022 or October 31, 2021.

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

Note 2 – Business acquisition

On March 1, 2022, the Company completed its purchase (the “Purchase Transaction”) of 100% of the issued and outstanding membership interests of Microlab, a New Jersey limited liability company, from Wireless Telecom Group, Inc, a New Jersey corporation (the “Seller”) pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 16, 2021, with the Seller. The consideration for the Purchase Transaction was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under the Term Loan (as defined in Note 13) and paid the remaining amount of the cash purchase price with cash on hand.

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third-party specialist. Microlab designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The Microlab acquisition further diversifies and strengthens the portfolio of products that we offer to the market and allows us to provide a more complete solution to our customers in key market segments. All manufacturing operations are performed at Microlab’s facilities in New Jersey.

Closing occurred on March 1, 2022, accordingly, subsequent to March 1, 2022, Microlab’s financial results have been included in the results of the RF Connector and Cable Assembly (“RF Connector”) segment as well as in the consolidated statements of operations. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to ten years. Total costs, as of April 30, 2022, related to the acquisition of Microlab were approximately $1.2 million and have been expensed as incurred and categorized in selling and general expenses.

The following table summarizes the components of the purchase price at fair values at March 1, 2022:

Cash consideration paid	$24,250,000
Total consideration transferred	$24,250,000

The following table summarizes the allocation of the preliminary purchase price at fair value at March 1, 2022:

Current assets	$6,924,000
Property and equipment	198,000
Intangible assets	13,840,000
Goodwill	4,990,000
Non-interest bearing liabilities	(1,702,000)
Net assets acquired at fair value	$24,250,000

The current purchase price allocation is preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The following unaudited pro forma financial information presents the combined operating results of the Company and Microlab as if both acquisitions had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

Revenue	$22,559	$14,869	$44,527	$27,988
Net income	429	5,146	739	4,666

Earnings per share
Basic	$0.04	$0.52	$0.07	$0.47
Diluted	$0.04	$0.51	$0.07	$0.46

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2022	October 31, 2021

Raw materials and supplies	$12,676	$6,422
Work in process	441	381
Finished goods	6,051	4,376

Totals	$19,168	$11,179

For the three months ended April 30, 2022, one vendor accounted for 35% of inventory purchases, while one vendor accounted for 15% of inventory purchases for the three months ended April 30, 2021. For the six months ended April 30, 2022, one vendor accounted for 32% of inventory purchases and no vendor accounted for more than 10% of inventory purchases for the six months ended April 30, 2021. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2022	October 31, 2021

Employee retention credit ("ERC")	$1,685	$1,774
Prepaid taxes	602	314
Prepaid expense	1,012	439
Other	627	366

Totals	$3,926	$2,893

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. As of April 30, 2022, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 5 – Accrued expenses

Accrued expenses consist of the following (in thousands):

	April 30, 2022	October 31, 2021

Wages payable	$2,323	$2,607
Accrued receipts	2,752	1,711
Other accrued expenses	3,022	716

Totals	$8,097	$5,034

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

We estimated the fair value of the earn-out liability using an option pricing based approach with a risk-neutral framework using Black Scholes related to Schrofftech calculated at net present value (Level 3 of the fair value hierarchy). At October 31, 2021, the fair value of the Schrofftech earn-out liability was zero, and since the earn-out obligation expired on October 31, 2021, no earn-out liability was recorded for the period ended April 30, 2022.

The following table summarizes the changes to the Level 3 liabilities measured at fair value for the six months ended April 30, 2022 and 2021 (in thousands):

	April 30, 2022	April 30, 2021
Beginning balance	$-	$296
Change in value	-	(296)
Ending balance	$-	$-

The earn-out was revalued quarterly using a present value approach and the resulting decrease was recorded into selling and general expenses.

Note 6 – Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 420,223 and 321,338 shares for the three months ended April 30, 2022 and 2021, respectively, and 459,889 and 331,338 shares for the six months ended April 30, 2022 and 2021, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

Weighted average shares outstanding for basic earnings per share	10,107,687	9,963,291	10,087,309	9,927,776

Add effects of potentially dilutive securities-assumed exercise of stock options	135,949	166,181	142,395	169,140

Weighted average shares outstanding for diluted earnings per share	10,243,636	10,129,472	10,229,704	10,096,916

Note 7 – Stock-based compensation and equity transactions

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

No other shares or options were granted to company employees during the three and six months ended April 30, 2022 and 2021.

The weighted average fair value of employee stock options that were granted during the six months ended April 30, 2022 and 2021 was estimated to be $3.84 and $2.46, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2021. A summary of the status of the options granted under our stock option plans as of April 30, 2022 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2021	618,858	$5.33
Options granted	106,001	$7.11
Options exercised	(22,927)	$2.45
Options cancelled	-	$-
Options outstanding at April 30, 2022	701,932	$5.70
Options exercisable at April 30, 2022	354,141	$6.18
Options vested and expected to vest at April 30, 2022	700,081	$5.70

Weighted average remaining contractual life of options outstanding as of April 30, 2022: 6.62 years

Weighted average remaining contractual life of options exercisable as of April 30, 2022: 5.84 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2022: 6.62 years

Aggregate intrinsic value of options outstanding at April 30, 2022: $1,001,000

Aggregate intrinsic value of options exercisable at April 30, 2022: $427,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2022: $993,000

As of April 30, 2022, $779,000 and $523,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.52 and 1.36 years, respectively.

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

Stock option expense

During the three months ended April 30, 2022 and 2021, stock-based compensation expense totaled $168,000 and $137,000, respectively, and was classified in selling and general expenses. During the six months ended April 30, 2022 and 2021, stock-based compensation expense totaled $307,000 and $260,000, respectively, and was classified in selling and general expenses.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2022, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $2.9  million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Wireless provider	24%	*	28%	*
Distributor A	*	12%	*	14%
Distributor B	*	11%	*	11%

For the six months ended April 30, 2022, one wireless carrier customer accounted for 28% of net sales and 21% of total net accounts receivable balance. Two customers, both distributors, accounted for approximately 14% and 11% of net sales and had accounts receivable balances that accounted for 13% and 14%, respectively, of the total net accounts receivable balance for the six months ended April 30, 2021. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2022, we had two segments – the RF Connector segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

The RF Connector segment consisted of two divisions and the Custom Cabling segment was composed of four divisions. The six divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales: sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

Management identifies segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector and Microlab divisions constitutes the RF Connector segment, and the Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech divisions constitute the Custom Cabling segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

United States	$19,950	$10,338	$36,366	$19,717
Foreign Countries:
Canada	663	566	961	1,091
Mexico	53	26	78	26
All Other	839	127	1,018	225
	1,555	719	2,057	1,342

Totals	$21,505	$11,057	$38,423	$21,059

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended April 30, 2022 and 2021 were as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2022	Cable Assembly	Assembly	Corporate	Total
Net sales	$7,510	$13,995	$-	$21,505
Income (loss) before provision for income taxes	577	807	(745)	639
Depreciation and amortization	293	145	-	438
Total assets	34,398	26,812	8,437	69,647

2021
Net sales	$3,552	$7,505	$-	$11,057
Income (loss) before provision for income taxes	1,495	1,189	2,809	5,493
Depreciation and amortization	35	142	-	177
Total assets	7,463	16,835	18,469	42,767

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2022 and 2021 were as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2022	Cable Assembly	Assembly	Corporate	Total
Net sales	$11,433	$26,990	$-	$38,423
Income (loss) before benefit from income taxes	633	1,121	(1,472)	282
Depreciation and amortization	330	288	-	618
Total assets	34,398	26,812	8,437	69,647

2021
Net sales	$7,127	$13,932	$-	$21,059
Income (loss) before benefit from income taxes	1,947	148	2,801	4,896
Depreciation and amortization	70	344	-	414
Total assets	7,463	16,835	18,469	42,767

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

We recorded income tax provisions of $136,000 and $648,000 for the three months ended April 30, 2022 and 2021, respectively. The effective tax rate was 21% for the three months ended April 30, 2022, compared to 24.2% for the three months ended April 30, 2021. For the six months ended April 30, 2022 and 2021, we recorded income tax provisions of $56,000 and $454,000, respectively. The effective tax rate was 20.4% for the six months ended April 30, 2022, compared to 21.8% for the six months ended April 30, 2021. The change in effective tax rate for the six months ended April 30, 2022 compared to the six months ended April 30, 2021 was primarily driven by stock compensation windfall benefits.

We had $194,000 and $141,000 of unrecognized tax benefits, inclusive of interest and penalties, as of April 30, 2022 and October 31, 2021, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $189,000 as of April 30, 2022.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2022	October 31, 2021
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(311)	(289)
	112	134

Customer relationships (estimated lives 7 - 15 years)	6,058	5,058
Accumulated amortization	(2,877)	(2,711)
	3,181	2,347

Backlog (estimated life 1 - 2 years)	327	287
Accumulated amortization	(290)	(287)
	37	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(127)	(110)
	241	258

Proprietary Techology (estimated life 10 years)	11,100	-
Accumulated amortization	(215)	-
	10,885	-

Totals	$14,456	$2,739

Non-amortizable intangible assets:
Trademarks	$2,874	$1,174

Amortization expense for the six months ended April 30, 2022 and the year ended October 31, 2022 was $423,000 and $442,000, respectively. As of April 30, 2022, the weighted-average amortization period for the amortizable intangible assets is 9.39 years.

Note 12 – Commitments

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 5 years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $16,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended April 30, 2022 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 30, 2022	April 30, 2022
Operating lease cost	$313	$571
Short-term lease cost	-	1

Other information related to leases was as follows (in thousands):

	April 30, 2022	October 31, 2021
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,568	$1,453

Weighted Average Remaining Lease Term
Operating leases (in months)	20.83	25.26

Weighted Average Discount Rate
Operating leases	3.62%	3.54%

Future minimum lease payments under non-cancellable leases as of April 30, 2022 were as follows:

Year ending October 31,	Operating Leases

2022 (excluding six months ended April 30, 2022)	$631
2023	755
2024	275
2025	29
2026	15
Thereafter	-
Total future minimum lease payments	1,705
Less imputed interest	(108)
Total	$1,597

Reported as of April 30, 2022	Operating Leases
Other current liabilities	$1,073
Operating lease liabilities	524
Finance lease liabilities	-
Total	$1,597

As of April 30, 2022, operating lease ROU asset was $1.6 million and operating lease liability totaled $1.6 million, of which $1 million is classified as current. There were no finance leases as of April 30, 2022.

Note 13 – Term Loan, Line of credit and PPP loans

In February 2022, we entered into an agreement for a revolving line of credit (the “Revolving Credit Facility”) in the amount of $3.0 million and a $17.0 million term loan (the “Term Loan”, and together with the Revolving Credit Facility, the “Credit Facility”). Amounts outstanding under the Revolving Credit Facility shall bear interest at a rate of 2.0% plus the Bloomberg Short-Term Bank Yield Index Rate (“base interest rate”). The maturity date of the Revolving Credit Facility is March 1, 2024. The Company drew down the entire amount of the Term Loan on March 1, 2022. The primary interest rate for Term Loan is 3.76% per annum. The maturity date of the Term Loan is March 1, 2027.

Borrowings under the Credit Facility are secured by a security interest in certain assets of the Company and contains certain loan covenants. The Credit Facility requires the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00; (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ending January 31, 2022. In addition, the Credit Facility contains customary affirmative and negative covenants.

As of April 30, 2022, we have borrowed $16,798,000 under the Term Loan while we have not borrowed any amounts under the Revolving Credit Facility.

In May 2020, we applied for and received loans under the PPP of the CARES Act totaling approximately $2.8 million. The funds from the PPP Loans were used to retain employees, maintain payroll and benefits, and make lease and utility payments. Without the PPP Loans, we would have made material reductions in our workforce (particularly at our New York Facility). As of April 30, 2021, the full amount of the PPP Loans has been forgiven and considered paid in full (including applicable interest).

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three or six months ended April 30, 2022. Nor did we pay any dividends during the three or six months ended April 20, 2021.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Earn-out Liability

The purchase agreement for the acquisition of Schrofftech provided for an earn-out payment of up to $2.4 million, which amount was earned through October 31, 2021. Since the earn-out period has expired, no earn-out liability was required to be recorded for the fiscal quarter ended April, 2022. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure. The earn-out was revalued quarterly using a present value approach, and any resulting increase or decrease were recorded into selling and general expenses. Changes in the amount of the actual results and forecasted scenarios resulted in an adjustment to the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date.

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

Overview

RF Industries, Ltd. (together with subsidiaries, the “Company,” we,” “us,” or “our”) is a national manufacturer and marketer of interconnect products and systems, including high-performance components such as RF connectors and adapters, dividers, directional couplers and filters, coaxial cables, data cables, wire harnesses, fiber optic cables, custom cabling, energy-efficient cooling systems and integrated small cell enclosures. Through our manufacturing and production facilities, we provide a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (OEMs) in several market segments. Since the acquisition of Schrofftech in November 2019, we also manufacture and sell energy-efficient cooling systems and integrated small cell solutions and related components.

We operate through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of RF connector, adapter, coupler, divider, and cable products, including coaxial passives and cable assemblies that are used in telecommunications and information technology, OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, wiring harnesses for a broad range of applications in a diverse set of end markets, energy-efficient cooling systems for wireless base stations and remote equipment shelters and custom designed, pole-ready 5G small cell integrated enclosures.

For the six months ended April 30, 2022, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 70% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 30% of total sales for the six months ended April 30, 2021. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream when compared to the Custom Cabling segment. The Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues are, therefore, more volatile than the revenues of the RF Connector segment.

The COVID-19 coronavirus pandemic, in its various strains, negatively affected both our operations and those of our customers. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance in fiscal year 2021 and for the three and six months ended April 30, 2022. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”)  totaling approximately $2.8 million (“PPP Loans”). In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded the credit as a receivable in Other Current Assets. As of April 30, 2022, we carried a $1.7 million the ERC receivable in Other Current Assets.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. On March 1, 2022, we acquired Microlab. The acquisition of Microlab has affected both our liquidity and our capital resources. In order to acquire Microlab, we used $7.3 million of our cash on hand to pay a portion of the purchase price, thereby reducing the amount available for future acquisitions, for investments in the expansion of our existing businesses and assets, or as a reserve for unanticipated financial requirements. In connection with the purchase of Microlab, we entered into the Credit Facility and borrowed the full $17 million amount available under the Term Loan. We believe that our remaining and existing assets and the cash we expect to generate from operations and from our current backlog of unfulfilled orders, will be sufficient to fund our liquidity needs during the next twelve months from the date of this filing based on the following:

As of April 30, 2022, we had a total of $3.8 million of cash and cash equivalents with access to $3.0 million under the Revolving Credit Facility. As of April 30, 2022, we had working capital of $27 million and a current ratio of approximately 3:1 with current assets of $41.6 million and current liabilities of $14.6 million.

As of April 30, 2022, we had $27.6 million of backlog, compared to $33.3 million as of October 31, 2021. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the six months ended April 30, 2022, we used $1.7 million of cash in our operating activities despite our net income of $0.2 million. The net outflow of cash was due in part to increased inventory purchases (which increased our inventory balance by $4.0 million), and cash used for other current assets. The cash used for other current assets represents of ($1.1 million) which consists of ($0.3 million) in application of prepaid taxes, ($0.6 million) in prepaid expenses and ($0.3 million) in deposits for inventory purchases.

During the six months ended April 30, 2022, we also spent $0.3 million on capital expenditures, and $24.2 million on the purchase of Microlab offset by $17 million from the Term Loan as noted above. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds that we received from the exercise of stock options.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment, or financed some of our equipment and furnishings requirements through leases. Currently, no additional capital equipment purchases have been identified that would require significant additional leasing or capital expenditures during the next twelve months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders and our anticipated future operations, we would be able to finance our expansion, if necessary.

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

Results of Operations

Three Months Ended April 30, 2022 vs. Three Months Ended April 30, 2021

Net sales for the three months ended April 30, 2022 (the “fiscal 2022 quarter”) increased by 94%, or $10.4 million, to $21.5 million as compared to the three months ended April 30, 2021 (the “fiscal 2021 quarter”) due to an increase in net sales at the Custom Cabling segment and a $3.4 million increase as a result of our consolidation of the results of Microlab, which we acquired in March 2022. Net sales in the Custom Cabling segment increased by $6.5 million, or 86%, to $14 million, compared to $7.5 million in the fiscal 2021 quarter primarily because of increased sales of products to wireless carriers, primarily related to hybrid fiber optic cables used in the build out of 4G and 5G networks. Net sales for the fiscal 2022 quarter at the RF Connector segment increased by $3.9 million, or 109%, to $7.5 million as compared to $3.6 million in the fiscal 2021 quarter, due primarily to the acquisition of Microlab whose results are included in the RF Connector segment.

Gross profit for the fiscal 2022 quarter increased by $1.3 million to $6.1 million and gross margins decreased to 28.3% of sales compared to 43.1% of net sales in the fiscal 2021 quarter due primarily to the ERC that the Company was eligible to claim for the production employees in fiscal quarter 2021. The ERC refundable employee tax credit reduced our labor costs and thereby increased our gross profits in fiscal quarter 2021 compared to fiscal quarter 2022. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 quarter would have been $3.0 million with gross margins of 27.1%.

Engineering expenses increased by $0.7 million to $0.9 million in the fiscal 2022 quarter compared to $0.2 million in the fiscal 2021 quarter due primarily to the additional engineering expenses of $0.4 million from Microlab and to the ERC of $0.2 million the Company was eligible to claim for engineering employees in fiscal 2021 quarter. Engineering expenses represent costs incurred relating to the ongoing research and development of new processes and products.

Selling and general expenses increased by $2.6 million to $4.5 million (21% of sales) compared to $1.9 million (17% of sales) in the second quarter last year due to the ERC the Company was eligible to claim for the general and administrative employees. Excluding the benefit of the ERC, selling and general expenses would have been $2.5 million (23% of sales). Microlab accounted for $0.6 million of the selling and general expenses and acquisition related expenses and other one-time charges (including attorney fees and broker fees) accounted for $0.6 million for the fiscal 2022 quarter. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal 2022 quarter.

For the fiscal 2022 quarter, the Custom Cabling segment and the RF Connector segment had pretax income of $0.8 million and $0.6 million, respectively, as compared to $1.2 million and $1.5 million of income, respectively, for the comparable second quarter last year. The pretax income at both the Custom Cabling and RF Connector segments in the fiscal 2021 quarter was primarily due to the ERC the Company was eligible to claim.

For the fiscal 2022 and 2021 quarters, we recorded income tax provisions of $136,000 and $648,000, respectively. The effective tax rate was 21% for the fiscal 2022 quarter, compared to 24.2% for the fiscal 2021 quarter. The change in effective tax rate for the fiscal 2022 and 2021 quarters was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2022 quarter, net income was $0.5 million and fully diluted earnings per share was $0.05 per share, compared to a net income of $4.8 million and fully diluted earnings per share of $0.48 per share for the fiscal 2021 quarter.  For the fiscal 2022 quarter, the diluted weighted average shares outstanding was 10,243,636 as compared to 10,129,472 for the fiscal 2021 quarter.

Six Months Ended April 30, 2022 vs. Six Months Ended April 30, 2021

Net sales for the six months ended April 30, 2022 (the “fiscal 2022 six-month period”) of $38.4 million increased by 82%, or $17.4 million, compared to the six months ended April 30, 2021 (the “fiscal 2021 six-month period”) due to a stronger fiscal 2022 first quarter and the acquisition of Microlab in March 2022. The increase in net sales is attributable to the Custom Cabling segment, which increased by $13.1 million, or 94%, to $27.0 million compared to $13.9 million in the fiscal 2021 six-month period. The increase was primarily in our project-based business which resulted from the upturn in carrier spending in the fiscal 2022 six-month period. Net sales for the fiscal 2022 six-month period at the RF Connector segment increased by $4.3 million, or 61%, to $11.4 million compared to $7.1 million in the fiscal 2021 six-month period of which $3.4 million was a result of the Microlab acquisition.

Gross profit for the fiscal 2022 six-month period increased by $2.8 million to $10.2 million and gross margins decreased to 26.5% of sales from 35.0% of sales in the fiscal 2021 six-month period. The increase in gross profit primarily related to the overall increase in sales and decrease in gross margins was primarily due to the ERC the Company was eligible to claim for production employees for the fiscal 2021 six-month period. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 six-month period would have been $5.6 million and gross margins would have been 26.6%.

Engineering expenses increased $0.7 million to $1.3 million for the fiscal 2022 six-month period compared to $0.6 million in the fiscal 2021 six-month period primarily due to the ERC the Company was eligible to claim for engineering employees in fiscal 2021 quarter as well as the acquisition of Microlab in March 2022. Excluding the benefit of the ERC, engineering expenses would have been $0.9 million, which is a increase of $0.4 million compared to the fiscal 2022 six-month period which includes $0.4 million from Microlab. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $3.9 million to $8.5 million (22% of sales) compared to $4.6 million (22% of sales) in the six-month period last year due to the ERC the Company was eligible to claim on general and administrative employees. Excluding the benefit of the ERC, selling and general expenses would have been $5.3 million (25% of sales), which is an increase of $3.2 million compared to the fiscal 2022 six-month period. Microlab accounted for $0.6 million of the selling and general expenses and acquisition related expenses and other one-time charges (including attorney fees, due diligence and broker fees) accounted for $1.4 million for the fiscal 2022 six-month period. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal 2022 quarter.

For the fiscal 2022 six-month period, pretax income for the Custom Cabling segment and the RF Connector segment was $1.1 million and $0.6 million, respectively, as compared to $0.1 million and $1.9 million of income, respectively, for the comparable six-month period last year. The pretax income at the Custom Cabling and RF Connector segments in the six-month period of fiscal 2021 was primarily due to the ERC the Company was eligible to claim.

For the fiscal 2022 and 2021 six-month periods, we recorded income tax provisions of $56,000 and $454,000, respectively. The effective tax rate was 20.4% for the fiscal 2022 six-month period, compared to 21.8% for the fiscal 2021 six-month period. The change in effective tax rate for the fiscal 2022 and 2021 six-month periods was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2022 six-month period, net income was $0.2 million and fully diluted income per share was $0.02 per share as compared to a net income of $4.4 million and fully diluted earnings per share of $0.44 per share for the fiscal 2021 six-month period.  For the fiscal 2022 six-month period, the diluted weighted average shares outstanding was 10,229,704 as compared to 10,096,916 for the fiscal 2021 six-month period.

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

As described throughout our quarterly report, during the quarter ended April 30, 2022, we acquired Microlab, which is now a wholly owned subsidiary of RF Industries. We are currently integrating policies, processes, technology, and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal year 2022, other than as described above, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended April 30, 2022 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 2022	-	$-	-	$-
March 2022	-	$-	-	$-
April 2022	417	$6.99	-	$-

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number

10.1

AIRCRE Standard Industrial/Commercial Single-Tenant Lease – Net by and between RF Industries, Ltd. and Sorrento West Properties, Inc., dated February 1, 2022, together with addenda thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2022).

10.2

Loan Agreement, dated as of February 25, 2022, between Bank of America, N.A. and RF Industries, Ltd., (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022).

10.3

Sixth Amendment to Lease, by and between RF Industries, Ltd. and 7550 Miramar LLC, dated March 1, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 14, 2022	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2022	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)