Form 10-Q
period 2022-07-31
R F INDUSTRIES LTD
filed 2022-09-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 2, 2022 was 10,156,191.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2022	2021
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,086	$13,053
Trade accounts receivable, net of allowance for doubtful accounts of $124 and $87, respectively	16,161	13,523
Inventories	19,161	11,179
Other current assets	6,647	2,893
TOTAL CURRENT ASSETS	47,055	40,648

Property and equipment:
Equipment and tooling	4,353	3,986
Furniture and office equipment	1,347	1,086
	5,700	5,072
Less accumulated depreciation	4,669	4,364
Total property and equipment, net	1,031	708

Operating lease right of use assets, net	13,967	1,453
Goodwill	7,682	2,467
Amortizable intangible assets, net	15,728	2,739
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	263	389
Other assets	295	70
TOTAL ASSETS	$87,195	$49,648

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2022	2021
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,050	$3,504
Accrued expenses	6,913	5,034
Current portion of Term Loan	2,424	-
Current portion of operating lease liabilities	1,576	832
TOTAL CURRENT LIABILITIES	16,963	9,370

Operating lease liabilities	15,263	675
Term Loan, net of debt issuance cost	13,740	-
TOTAL LIABILITIES	45,966	10,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,156,191 and 10,058,571 shares issued and outstanding at July 31, 2022 and October 31, 2021, respectively	102	101
Additional paid-in capital	24,929	24,301
Retained earnings	16,198	15,201
TOTAL STOCKHOLDERS' EQUITY	41,229	39,603
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,195	$49,648

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Net sales	$23,842	$15,257	$62,265	$36,316
Cost of sales	16,594	10,198	44,853	23,881

Gross profit	7,248	5,059	17,412	12,435

Operating expenses:
Engineering	791	411	2,101	1,044
Selling and general	5,369	3,452	13,838	8,099
Total operating expenses	6,160	3,863	15,939	9,143

Operating income	1,088	1,196	1,473	3,292

Other (expense) income	(177)	2	(280)	2,803

Income before provision for income taxes	911	1,198	1,193	6,095
Provision for income taxes	140	272	196	727

Consolidated net income	$771	$926	$997	$5,368

Earnings per share:
Basic	$0.08	$0.09	$0.10	$0.54
Diluted	$0.08	$0.09	$0.10	$0.53

Weighted average shares outstanding:
Basic	10,127,244	9,979,578	10,100,767	9,955,193
Diluted	10,238,932	10,150,396	10,233,209	10,131,172

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2022
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2022	10,118,685	$102	$24,648	$15,427	$40,177

Exercise of stock options	37,927	-	93	-	93

Stock-based compensation expense	-	-	191	-	191

Tax withholding related to vesting of restricted stock	(421)	-	(3)	-	(3)

Consolidated net income	-	-	-	771	771

Balance, July 31, 2022	10,156,191	$102	$24,929	$16,198	$41,229

	For the Nine Months Ended July 31, 2022
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2021	10,058,571	$101	$24,301	$15,201	$39,603

Exercise of stock options	60,854	1	149	-	150

Stock-based compensation expense	-	-	498	-	498

Issuance of restricted stock	39,666	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,900)	-	(19)	-	(19)

Consolidated net income	-	-	-	997	997

Balance, July 31, 2022	10,156,191	$102	$24,929	$16,198	$41,229

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net income	$997	$5,368

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	13	17
Depreciation and amortization	1,155	592
Stock-based compensation expense	498	634
Amortization of debt issuance cost	4	-
Tax payments related to shares cancelled for vested restricted stock awards	(19)	(13)
Deferred income taxes	126	924
PPP Loan and interest forgiveness	-	(2,807)
Changes in operating assets and liabilities:
Trade accounts receivable	229	(4,874)
Inventories	(3,980)	(1,814)
Other current assets	(1,006)	(3,311)
Right of use assets	78	(24)
Other long-term assets	(224)	-
Accounts payable	1,464	986
Accrued expenses	1,261	1,143
Income taxes payable	-	(43)
Other long-term liabilities	-	(370)
Net cash provided by (used in) operating activities	596	(3,592)

INVESTING ACTIVITIES:
Capital expenditures	(430)	(194)
Purchase of Microlab, net of cash acquired ($33)	(24,442)	-
Net cash used in investing activities	(24,872)	(194)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	149	567
Debt issuance cost	(32)	-
Term Loan payments	(808)	-
Term Loan	17,000	-
Net cash provided by financing activities	16,309	567

Net decrease in cash and cash equivalents	(7,967)	(3,219)

Cash and cash equivalents, beginning of period	13,053	15,797

Cash and cash equivalents, end of period	$5,086	$12,578

Supplemental cash flow information – income taxes paid	$223	$309

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2021 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2021 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2021 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2022 include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”).  The unaudited condensed consolidated financial statements for the three and nine months ended July 31, 2022 include the accounts of RF Industries, Ltd. and our five wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Inc. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”).  Microlab is a wholly-owned subsidiary that RF Industries, Ltd. acquired on March 1, 2022.  For periods on or before January 31, 2022, references herein to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech and for all periods after January 31, 2022, reference to the “Company” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech and Microlab.  All intercompany balances and transactions have been eliminated in consolidation.

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

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded this as an other receivable classified in other current assets. As of July 31, 2022, the ERC in other receivable classified in other current assets were $1.7 million.

We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill and non-amortizable intangibles impairment indicators as of July 31, 2022. Although no impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

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

As of July 31, 2022 and October 31, 2021, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximated their carrying value due to their short-term nature. See Note 5 for discussion on the fair value of other current liabilities.

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

Recently issued accounting pronouncements adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of July 31, 2022 or October 31, 2021.

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

Note 2 – Business acquisition

On March 1, 2022, the Company completed its purchase (the “Purchase Transaction”) of 100% of the issued and outstanding membership interests of Microlab, a New Jersey limited liability company, from Wireless Telecom Group, Inc, a New Jersey corporation (the “Seller”) pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 16, 2021, with the Seller. The consideration for the Purchase Transaction was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under the Term Loan (as defined in Note 13) and paid the remaining amount of the cash purchase price with cash on hand. During the three months ended July 31, 2022, we paid an additional $225,000 in purchase consideration as a result of certain post-closing adjustments relating to net working capital.

The acquisition was accounted for with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third-party specialist. Microlab designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The Microlab acquisition further diversifies and strengthens the portfolio of products that we offer to the market and allows us to provide a more complete solution to our customers in key market segments. All manufacturing operations are performed at Microlab’s facilities in New Jersey.

The acquisition closed on March 1, 2022, accordingly, subsequent to March 1, 2022, Microlab’s financial results have been included in the results of the RF Connector and Cable Assembly (“RF Connector”) segment as well as in the consolidated statements of operations. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to ten years. Total costs, as of July 31, 2022, related to the acquisition of Microlab were approximately $1.3 million and have been expensed as incurred and categorized in selling and general expenses.

The following table summarizes the components of the purchase price at fair values at March 1, 2022:

Cash consideration paid at closing	$24,250,000
Post-closing adjustment	225,000
Total consideration transferred	$24,475,000

The following table summarizes the allocation of the preliminary purchase price at fair value at March 1, 2022:

Current assets	$6,924,000
Property and equipment	198,000
Intangible assets	13,840,000
Goodwill	5,215,000
Non-interest bearing liabilities	(1,702,000)
Net assets acquired at fair value	$24,475,000

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

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Revenue	$23,842	$19,633	$68,369	$47,621
Net income	771	1,326	1,510	5,992

Earnings per share
Basic	$0.08	$0.13	$0.15	$0.60
Diluted	$0.08	$0.13	$0.15	$0.59

Basic	10,127,244	9,979,578	10,100,767	9,955,193
Diluted	10,238,932	10,150,396	10,233,209	10,131,172

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2022	October 31, 2021

Raw materials and supplies	$12,116	$6,422
Work in process	361	381
Finished goods	6,684	4,376

Totals	$19,161	$11,179

For the three months ended July 31, 2022, one vendor accounted for 17% of inventory purchases, while one vendor accounted for 27% of inventory purchases for the three months ended July 31, 2021. For the nine months ended July 31, 2022, one vendor accounted for 28% of inventory purchases and one vendor accounted for 17% of inventory purchases for the nine months ended July 31, 2021. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2022	October 31, 2021

Employee retention credit ("ERC")	$1,685	$1,774
Prepaid taxes	537	314
Prepaid expense	805	439
Reimbursement for tenant improvements	2,741	-
Other	879	366
Totals
	$6,647	$2,893

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. As of July 31, 2022, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 5 – Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2022	October 31, 2021

Wages payable	$2,851	$2,607
Accrued receipts	2,068	1,711
Other accrued expenses	1,994	716

Totals	$6,913	$5,034

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. Potentially issuable securities totaling 471,464 and 298,015 shares for the three months ended July 31, 2022 and 2021, respectively, and 482,889 and 371,338 shares for the nine months ended July 31, 2022 and 2021, respectively, were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Weighted average shares outstanding for basic earnings per share	10,127,244	9,979,578	10,100,767	9,955,193

Add effects of potentially dilutive securities-assumed exercise of stock options	111,688	170,818	132,442	175,979

Weighted average shares outstanding for diluted earnings per share	10,238,932	10,150,396	10,233,209	10,131,172

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

On July 16, 2021, we granted our Chief Executive Officer incentive stock options to purchase 50,000 shares. These options immediately vested on the date of grant, and expire ten years from the date of grant.

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

On May 2, 2022, we granted a total of 39,000 incentive stock options to the following:

●

One employee was granted 12,000 incentive stock options. These options vested with respesct to 3,000 shares on the date of grant, and the remaining shares vests in equal installments thereafter on each of the next three anniversaries of May 2, 2022. The options expire ten years from the date of grant.

●

Three employees were each granted 5,000 incentive stock options. These options will vest in two equal installments on the first two anniversaries of May 2, 2022, and expire ten years from the date of grant.

●

Two employees were each granted 6,000 incentive stock options. These options will vest in three equal installments on the first three anniversaries of May 2, 2022, and expire ten years from the date of grant.

No other shares or options were granted to Company employees during the three and nine months ended July 31, 2022 and 2021.

The weighted average fair value of employee stock options that were granted during the nine months ended July 31, 2022 and 2021 was estimated to be $3.77 and $3.38, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2022	2021
Risk-free interest rate	1.47%	0.58%
Dividend yield	0.00%	0.00%
Expected life of the option (years)	7.00	7.00
Volatility factor	53.36%	52.34%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2021. A summary of the status of the options granted under our stock option plans as of July 31, 2022 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2021	618,858	$5.31
Options granted	145,001	$6.94
Options exercised	(60,854)	$2.45
Options cancelled	(12,000)	$7.58
Options outstanding at July 31, 2022	691,005	$5.87
Options exercisable at July 31, 2022	357,715	$6.14
Options vested and expected to vest at July 31, 2022	685,154	$5.88

Weighted average remaining contractual life of options outstanding as of July 31, 2022: 6.86 years

Weighted average remaining contractual life of options exercisable as of July 31, 2022: 6.12 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2022: 6.87 years

Aggregate intrinsic value of options outstanding at July 31, 2022: $992,000

Aggregate intrinsic value of options exercisable at July 31, 2022: $497,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2022: $984,000

As of July 31, 2022, $778,000 and $442,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.39 and 1.32 years, respectively.

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

Stock option expense

During the three months ended July 31, 2022 and 2021, stock-based compensation expense totaled $191,000 and $374,000, respectively, and was classified in selling and general expenses. During the nine months ended July 31, 2022 and 2021, stock-based compensation expense totaled $498,000 and $634,000, respectively, and was classified in selling and general expenses.

Note 8 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At July 31, 2022, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.8 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Wireless provider	16%	21%	23%	11%
Distributor A	*	10%	*	12%
Distributor B	*	10%	*	11%

* Less than 10%

For the nine months ended July 31, 2022, one wireless carrier customer accounted for 23% of net sales and 19% of total net accounts receivable balance. Two customers, both distributors, accounted for approximately 12% and 11% of net sales and had accounts receivable balances that accounted for 8% and 8%, respectively, of the total net accounts receivable balance for the nine months ended July 31, 2021. Although these customers have been on-going major customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2022, we had two segments – the RF Connector segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

The RF Connector segment consists of two divisions and the Custom Cabling segment consists of four divisions. The six divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales: sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

United States	$19,925	$14,624	$56,292	$34,341
Foreign Countries:
Canada	2,218	499	3,179	1,591
Mexico	29	51	106	77
All Other	1,670	83	2,688	307
	3,917	633	5,973	1,975

Totals	$23,842	$15,257	$62,265	$36,316

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended July 31, 2022 and 2021 were as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2022	Cable Assembly	Assembly	Corporate	Total
Net sales	$10,495	$13,347	$-	$23,842
Income (loss) before provision for income taxes	998	600	(677)	911
Depreciation and amortization	390	147	-	537
Total assets	48,351	26,553	12,291	87,195

2021
Net sales	$3,933	$11,324	$-	$15,257
Income (loss) before provision for income taxes	255	941	2	1,198
Depreciation and amortization	35	143	-	178
Total assets	7,188	22,524	16,702	46,414

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the nine months ended July 31, 2022 and 2021 were as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2022	Cable Assembly	Assembly	Corporate	Total
Net sales	$21,928	$40,337	$-	$62,265
Income (loss) before benefit from income taxes	1,621	1,721	(2,149)	1,193
Depreciation and amortization	720	435	-	1,155
Total assets	48,351	26,553	12,291	87,195

2021
Net sales	$11,060	$25,256	$-	$36,316
Income (loss) before benefit from income taxes	2,202	1,090	2,803	6,095
Depreciation and amortization	105	487	-	592
Total assets	7,188	22,524	16,702	46,414

Note 10 – Income taxes

We use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine our quarterly provision (benefit) for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

We recorded income tax provisions of $140,000 and $272,000 for the three months ended July 31, 2022 and 2021, respectively. The effective tax rate was 15.4% for the three months ended July 31, 2022, compared to 15.2% for the three months ended July 31, 2021. For the nine months ended July 31, 2022 and 2021, we recorded income tax provisions of $196,000 and $727,000, respectively. The effective tax rate was 16.4% for the nine months ended July 31, 2022, compared to 22.1% for the nine months ended July 31, 2021. The change in effective tax rate for the nine months ended July 31, 2022 compared to the nine months ended July 31, 2021 was primarily driven by stock compensation windfall benefits and increased benefit from research and development tax credits.

We had $211,000 and $141,000 of unrecognized tax benefits, inclusive of interest and penalties, as of July 31, 2022 and October 31, 2021, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $206,000 as of July 31, 2022.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2022	October 31, 2021
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(322)	(289)
	101	134

Customer relationships (estimated lives 7 - 15 years)	6,058	5,058
Accumulated amortization	(2,978)	(2,711)
	3,080	2,347

Backlog (estimated life 1 - 2 years)	327	287
Accumulated amortization	(303)	(287)
	24	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(135)	(110)
	233	258

Tradename (estimated life 15 years)	1,700	-
Accumulated amortization	(47)	-
	1,653	-

Proprietary Technology (estimated life 10 years)	11,100	-
Accumulated amortization	(463)	-
	10,637	-

Totals	$15,728	$2,739

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the nine months ended July 31, 2022 and the year ended October 31, 2021 was $850,000 and $442,000, respectively. As of July 31, 2022, the weighted-average amortization period for the amortizable intangible assets is 9.72 years.

Note 12 – Commitments

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $16,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended July 31, 2022 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	July 31, 2022	July 31, 2022
Operating lease cost	$477	$1,048
Short-term lease cost	-	1

Other information related to leases was as follows (in thousands):

	July 31, 2022	October 31, 2021
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$13,967	$1,453

Weighted Average Remaining Lease Term
Operating leases (in months)	116.40	25.26

Weighted Average Discount Rate
Operating leases	3.75%	3.54%

Future minimum lease payments under non-cancellable leases as of July 31, 2022 were as follows:

Year ending October 31,	Operating Leases

2022 (excluding nine months ended July 31, 2022)	$267
2023	2,286
2024	1,991
2025	1,796
2026	1,835
Thereafter	12,123
Total future minimum lease payments	20,298
Less imputed interest	(3,459)
Total	$16,839

Reported as of July 31, 2022	Operating Leases
Other current liabilities	$1,576
Operating lease liabilities	15,263
Finance lease liabilities	-
Total	$16,839

As of July 31, 2022, operating lease ROU asset was $14 million and operating lease liability totaled $16.8 million, of which $1.6 million is classified as current. There were no finance leases as of July 31, 2022.

The Cables and Connectors facilities, consisting of four buildings for a total of 21,908 square feet, are leased by RF Industries, Ltd. We renewed the lease effective as of effective August 1, 2022, for 6 month term expiring on January 31, 2023. The monthly rental payment under the new lease currently is $33,957.40 per month.

The Cables and Connectors and C Enterprises facilities will relocate and consolidate into one building consisting of a total86,952 square feet, which is leased by RF Industries, Ltd. The lease will commence December 1, 2022, for a 120-month term expiring November 30, 2032. The monthly rental payments under the lease will be $139,123 per month for the first year and will increase annually. During the three months ended July 31, 2022, the Company obtained possession of the building to begin construction and renovation, which resulted in a lease liability of $15.6 million ($14.9 million in long-term and $726,000 in current lease liability), a right of use asset of $12.8 million and other receivables related to tenant improvement allowance of $2.7 million being recorded. The discount rate used to calculate the lease liability was 3.76%. Further, as a result of the early possession, the Company recognized additional rent expense of $135,000 for the three months ended July 31, 2022.

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

As of July 31, 2022, we have borrowed $16,192,000 under the Term Loan while we have not borrowed any amounts under the Revolving Credit Facility.

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

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three or nine months ended July 31, 2022, nor did we pay any dividends during the three or nine months ended July 31, 2021.

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

For the nine months ended July 31, 2022, most of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 65% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 70% of total sales for the nine months ended July 31, 2021. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream when compared to the Custom Cabling segment. The Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues are, therefore, more volatile than the revenues of the RF Connector segment.

The COVID-19 coronavirus pandemic, in its various strains, negatively affected both our operations and those of our customers. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak impacted our performance in fiscal year 2021 and for the three and nine months ended July 31, 2022. During the periods covered by this report, the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain customers scaled back operations or otherwise delayed or deferred orders for our products. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”)  totaling approximately $2.8 million (“PPP Loans”). In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest) by the Small Business Administration (“SBA”).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded the credit as a receivable in Other Current Assets. As of July 31, 2022, we carried a $1.7 million the ERC receivable in Other Current Assets.

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

As of July 31, 2022, we had a total of $5.1 million of cash and cash equivalents with access to $3.0 million under the Revolving Credit Facility. As of July 31, 2022, we had working capital of $30.1 million and a current ratio of approximately 3:1 with current assets of $47.1 million and current liabilities of $17.0 million.

As of July 31, 2022, we had $30.6 million of backlog, compared to $33.3 million as of October 31, 2021. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the nine months ended July 31, 2022, we generated $0.6 million of cash in our operating activities. This net inflow of cash is primarily related to our net income of $0.9 million, $1.2 million from depreciation and amortization and $0.5 million from stock-based compensation expense, $1.5 million from accounts payable, and $1.3 million from accrued expenses. The cash usage was primarily due to an increase to our inventory purchases ($4 million). The cash used for other current assets represents ($1 million) which consists of ($0.2 million) in other receivables, ($0.5 million) in prepaid expenses and ($0.3 million) in deposits for inventory purchases.

During the nine months ended July 31, 2022, we also spent $0.4 million on capital expenditures, and $24.4 million on the purchase of Microlab offset by $17 million from the Term Loan as noted above. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds that we received from the exercise of stock options.

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

Results of Operations

Three Months Ended July 31, 2022 vs. Three Months Ended July 31, 2021

Net sales for the three months ended July 31, 2022 (the “fiscal 2022 quarter”) increased by 56%, or $8.6 million, to $23.8 million as compared to the three months ended July 31, 2021 (the “fiscal 2021 quarter”) due to an increase in net sales at the Custom Cabling segment and a $6.5 million increase as a result of our consolidation of the results of Microlab, which we acquired in March 2022. Net sales in the Custom Cabling segment increased by $2 million, or 18%, to $13.3 million, compared to $11.3 million in the fiscal 2021 quarter primarily because of increased sales of products to wireless carriers, primarily related to hybrid fiber optic cables used in the build out of 4G and 5G networks. Net sales for the fiscal 2022 quarter at the RF Connector segment increased by $6.6 million, or 167%, to $10.5 million as compared to $3.9 million in the fiscal 2021 quarter, due primarily to the acquisition of Microlab whose results are included in the RF Connector segment.

Gross profit for the fiscal 2022 quarter increased by $2.2 million to $7.2 million and gross margins decreased to 30.4% of sales compared to 33.2% of net sales in the fiscal 2021 quarter due primarily to the ERC that the Company was eligible to claim for the production employees in fiscal quarter 2021. The ERC refundable employee tax credit reduced our labor costs and thereby increased our gross profits in fiscal quarter 2021 compared to fiscal quarter 2022. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 quarter would have been $4.2 million with gross margins of 27.7%.

Engineering expenses increased by $0.4 million to $0.8 million in the fiscal 2022 quarter compared to $0.4 million in the fiscal 2021 quarter due primarily to the additional engineering expenses of $0.3 million from Microlab and to the ERC of $0.5 million the Company was eligible to claim for engineering employees in fiscal 2021 quarter. Engineering expenses represent costs incurred relating to the ongoing research and development of new processes and products.

Selling and general expenses increased by $1.9 million to $5.4 million (23% of sales) compared to $3.5 million (23% of sales) in the third quarter last year due to the ERC the Company was eligible to claim for the general and administrative employees. Excluding the benefit of the ERC, selling and general expenses would have been $3.4 million (22% of sales). The increase is largely due to (i) Microlab accounted for $1.4 million of the selling and general expenses and (ii) acquisition related expenses and other one-time charges (including professional fees, system implementation charges and severance) accounted for $114,000 and (iii) additional rent expense of $135,000 (non-cash) related to lease accounting for the fiscal 2022 quarter. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal 2022 quarter.

For the fiscal 2022 quarter, the Custom Cabling segment and the RF Connector segment had pretax income of $0.6 million and $1.0 million, respectively, as compared to $0.9 million and $0.3 million of income, respectively, for the comparable third quarter last year. The pretax income at both the Custom Cabling and RF Connector segments in the fiscal 2021 quarter was primarily due to the ERC the Company was eligible to claim.

For the fiscal 2022 and 2021 quarters, we recorded income tax provisions of $140,000 and $272,000, respectively. The effective tax rate was 15.4% for the fiscal 2022 quarter, compared to 22.7% for the fiscal 2021 quarter. The change in effective tax rate for the fiscal 2022 and 2021 quarters was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2022 quarter, net income was $0.8 million and fully diluted earnings per share was $0.08 per share, compared to a net income of $0.9 million and fully diluted earnings per share of $0.09 per share for the fiscal 2021 quarter.  For the fiscal 2022 quarter, the diluted weighted average shares outstanding was 10,238,932 as compared to 10,150,396 for the fiscal 2021 quarter.

Nine Months Ended July 31, 2022 vs. Nine Months Ended July 31, 2021

Net sales for the nine months ended July 31, 2022 (the “fiscal 2022 nine-month period”) of $62.3 million increased by 72%, or $26 million, compared to the nine months ended July 31, 2021 (the “fiscal 2021 nine-month period”) due to a stronger fiscal 2022 first quarter and the acquisition of Microlab in March 2022. The increase in net sales is attributable to the Custom Cabling segment, which increased by $15 million, or 60%, to $40.3 million compared to $25.3 million in the fiscal 2021 nine-month period. The increase was primarily in our project-based business which resulted from the upturn in carrier spending in the fiscal 2022 nine-month period. Net sales for the fiscal 2022 nine-month period at the RF Connector segment increased by $10.8 million, or 98%, to $21.9 million compared to $11.1 million in the fiscal 2021 nine-month period of which $9.9 million was a result of the Microlab acquisition.

Gross profit for the fiscal 2022 nine-month period increased by $5.0 million to $17.4 million and gross margins decreased to 28.0% of sales from 34.2% of sales in the fiscal 2021 nine-month period. The increase in gross profit primarily related to the overall increase in sales and decrease in gross margins was primarily due to the ERC the Company was eligible to claim for production employees for the fiscal 2021 nine-month period. Excluding the benefit of the ERC, our gross profits for the fiscal 2021 nine-month period would have been $9.8 million and gross margins would have been 27.0%.

Engineering expenses increased $1.1 million to $2.1 million for the fiscal 2022 nine-month period compared to $1.0 million in the fiscal 2021 nine-month period primarily due to the ERC the Company was eligible to claim for engineering employees in fiscal 2021 quarter as well as the acquisition of Microlab in March 2022. Excluding the benefit of the ERC, engineering expenses would have been $1.3 million, which is an increase of $0.8 million compared to the fiscal 2022 nine-month period which includes $0.7 million from Microlab. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $5.7 million to $13.8 million (22% of sales) compared to $8.1 million (22% of sales) in the nine-month period last year due to the ERC the Company was eligible to claim on general and administrative employees. Excluding the benefit of the ERC, selling and general expenses would have been $8.7 million (24% of sales), which is an increase of $5.1 million compared to the fiscal 2022 nine-month period. Microlab accounted for $2 million of the selling and general expenses and acquisition related expenses and other one-time charges (including attorney fees, due diligence and broker fees) accounted for $1.6 million for the fiscal 2022 nine-month period. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal 2022 quarter.

For the fiscal 2022 nine-month period, pretax income for the Custom Cabling segment and the RF Connector segment was $1.7 million and $1.6 million, respectively, as compared to $1.1 million and $2.2 million of income, respectively, for the comparable nine-month period last year. The pretax income at the Custom Cabling and RF Connector segments in the nine-month period of fiscal 2021 was primarily due to the ERC the Company was eligible to claim.

For the fiscal 2022 and 2021 nine-month periods, we recorded income tax provisions of $196,000 and $727,000, respectively. The effective tax rate was 16.5% for the fiscal 2022 nine-month period, compared to 22.1% for the fiscal 2021 nine-month period. The change in effective tax rate for the fiscal 2022 and 2021 nine-month periods was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2022 nine-month period, net income was $1 million and fully diluted income per share was $0.10 per share as compared to a net income of $5.4 million and fully diluted earnings per share of $0.53 per share for the fiscal 2021 nine-month period.  For the fiscal 2022 nine-month period, the diluted weighted average shares outstanding was 10,233,209 as compared to 10,131,172 for the fiscal 2021 nine-month period.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal year 2022, other than as described above, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended July 31, 2022 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 2022	-	$-	-	$-
June 2022	-	$-	-	$-
July 2022	421	$6.19	-	$-

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

RF INDUSTRIES, LTD.

Date: September 14, 2022	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2022	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)