Form 10-K
period 2022-10-31
R F INDUSTRIES LTD
filed 2023-01-24
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $59.9 million.

On January 2, 2023, the Registrant had 10,193,287 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to meet customer demand through pricing and product offerings and efficient inventory and distribution channel management, to continue to source our raw materials and products from our suppliers and manufacturers, particularly those in Asia, the market demand for our products, which market demand is dependent in large part on the state of the telecommunications industry and whether plans to develop 4G and 5G networks accelerate as expected, as well as our ability to meet any such demand, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

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

General

RF Industries, Ltd. (together with subsidiaries, the “Company”, “we”, “us”, or “our”) is a national manufacturer and marketer of interconnect products and systems, including high-performance components such as RF connectors and adapters, dividers, directional couplers and filters, coaxial cables, data cables, wire harnesses, fiber optic cables, custom cabling, energy-efficient cooling systems and integrated small cell enclosures. Through our manufacturing and production facilities, we provide a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (“OEMs”) in several market segments. We also design, engineer, manufacture and sell energy-efficient cooling systems and integrated small cell solutions and related components.

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

Recent Events

On March 1, 2022, we purchased 100% of the issued and outstanding membership interests of Microlab/FXR LLC, a New Jersey limited liability company (“Microlab”) from Wireless Telecom Group, Inc, a New Jersey corporation (the “Seller”) pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 16, 2021. The consideration for the acquisition was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under a $17 million term loan (the “Term Loan”) with Bank of America, N.A. and paid the remaining amount of the cash purchase price with cash on hand. The Term Loan was issued as part of a loan agreement with Bank of America, N.A. which also provided the Company with a $3 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”).

The primary interest rate for the Revolving Credit Facility is based on the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.00%. The maturity date of the Revolving Credit Facility is March 1, 2024. The Term Loan may be drawn in one disbursement, at the election of the Company. As described above, we drew down the entire amount of the Term Loan on March 1, 2022. The primary interest rate for Term Loan is 3.76% per annum. The maturity date of the Term Loan is March 1, 2027. Borrowings under the Revolving Credit Facility are available for general working capital purposes and Borrowings under the Term Loan are available for the acquisition of Microlab. See, “Item 1. Business—Acquisition of Microlab/FXR LLC," below.

Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. Microlab’s portfolio includes RF components for ultra-wideband frequency ranges deployed in commercial wireless networks utilizing mid-band spectrum allocations for 5G mobile broadband. We believe Microlab components possess unique capabilities in the area of broadband frequency coverage, minimal loss and low passive intermodulation (“PIM”). Microlab’s high performance components – such as power combiners, directional couplers, attenuators, terminators and filters – are used in broadband applications to support commercial in-building wireless networks, public safety networks, rail and transportation deployments, and global positioning system (“GPS”) signal distribution. Microlab also produces and sells various other products, including a portfolio of GPS digital repeaters and splitters for cellular timing synchronization as well as a passive systems monitor for real-time diagnostics of an in-building distributed antenna system (“DAS”). We have operated the Microlab business at Seller’s facilities in Hanover Township, Parsippany, New Jersey, pursuant to a sublease since closing of the acquisition. On October 19, 2022, we entered into two lease agreements for contiguous office and production space in Parsippany, New Jersey and will move the Microlab operations upon completion of certain improvements negotiated under the lease agreements. We expect Microlab to occupy this space on or around our second quarter of fiscal year 2023. The Microlab acquisition is in line with our previously announced strategy for driving revenue growth both organically and through the acquisition of companies that offer access to new products that can be sold to a growing customer base, including through an extensive distribution channel. Microlab's products are known worldwide for their superior quality and performance and are considered the gold standard in RF and microwave distribution systems. We believe that there are significant growth opportunities in the small cell and DAS markets, and that Microlab's products will provide the Company with additional scale and opportunity for further revenue growth.

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

Leverage our manufacturing and distribution capabilities and facilities. Our strategy is to operate our manufacturing and distribution locations to best provide our customers with a competitively priced, high-quality product offering delivered with a fast turnaround time. As part of this strategy, we utilize a “one-company” approach to production and distribution locations and allocate our resources based on each location’s production specialization capabilities, its proximity to the shipment destination, and on other factors. Using this “one-company” approach, our goal is to leverage available capacity and shorten delivery times, while potentially providing lower shipping costs. We operate manufacturing and distribution locations in California, and in the Northeastern United States.

Integrate marketing and selling efforts. Our strategy is to integrate and cross-sell our various historical and acquired product lines. We have been integrating our marketing and sales efforts, thereby expanding the number and type of products we can offer to our existing client base, while also using this cross-sell approach to win new customers.

Broad range of immediately available products. Our strategy is to provide a high level of availability where we stock a large selection of standard products that are available for immediate delivery, including availability from multiple distributors. Additionally, we augment this “on-the-shelf” availability of several cable assembly and interconnect products with fast-turn production and assembly providing better lead times for our customers.

Targeted focus of product lines. Our strategy is to focus on passive products rather than manufacturing and selling operating or active components or products. Our product line focus remains on supporting and leveraging our distribution channels with our core passive interconnect and cable assemblies offering, while in parallel we continue to expand our portfolio of integrated solutions to address key end customer and market applications.

Increase long-term relationships with customers. Our goal is to establish long-term relationships with the customers who have used us for specialized projects by having our solutions built into the customer’s product specifications and bills of materials. As we remain focused on maintaining and expanding our national distributor relationships through our dedicated sales and account management teams, we have invested in targeted business development efforts to assist in getting more closely aligned with the requirements of strategic end customers.

Grow through strategic and targeted acquisitions. We will continue to consider strategic acquisitions of companies or technologies that can increase our customer penetration and/ or diversify our customer base, supplement our management team, expand our product offerings, and/or expand our footprint in relevant market segments.

Operations

We currently conduct operations through our six divisions with our product areas divided into two reporting segments.

RF Connector and Cable Assembly Segment.

Our RF Connector and Cable Assembly segment (“RF Connector segment”) consists of the RF Connector and Cable Assembly division (“RF Connector division”) that is based at our headquarters in San Diego, California and recently expanded in New Jersey through our acquisition of Microlab. The RF Connector division is engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use a variety of connectivity/communication applications. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard cable products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements.

The Microlab division is included in the RF Connector segment. Microlab was acquired in March 2022, and is based in Parsippany, New Jersey. Microlab designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. Manufacturing operations are performed at Microlab’s facilities in New Jersey.

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

We design our connectors at our headquarters in San Diego, California, and Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. However, most of the RF connectors are manufactured for us by third-party foreign manufacturers located in Asia.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization (the “WHO”) declared coronavirus (“COVID-19”) a pandemic emergency. The COVID-19 pandemic has negatively impacted regional and global economies, disrupted global supply chains, and created significant volatility and disruption of financial markets. The global impact of the outbreak has been rapidly evolving and certain jurisdictions, including those where we or third parties on which we rely have manufacturing facilities, have also reacted by instituting quarantines, restrictions on travel, social distancing protocols and restrictions on types of business that may continue to operate. While we have continued our operations during the pandemic, the impact of the COVID-19 pandemic has affected both our operations and those of our customers. Our operations in fiscal 2021 and 2022 were negatively affected by partial shutdowns of our facilities (particularly in the Northeast United States), by changes that we had to make to our operating methods and procedures, and by a fluctuating workforce as at times, some of our employees stayed at home. Many of our customers and vendors have likewise had temporary closures of their facilities and have otherwise been impacted by changes in their industries. Further, recently, our third-party contract manufacturers have been subject to various supply chain disruptions. These supply chain disruptions have slowed the delivery of products to us. As a result, there has been some volatility in the overall demand for our products, and certain costs have increased. We have taken measures to protect the health and safety of our employees, and we continue to work with our customers and vendors to minimize potential disruptions in addressing the challenges posed by this global pandemic.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. While the majority of the outbreak impacted our performance for the years ended October 31, 2021 and October 31, 2022, during the periods covered by this report, we generally saw a recovery to a more normal environment though the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain macro-economic conditions persisted. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”) totaling approximately $2.8 million (“PPP Loans”). All of our PPP Loans have been forgiven and are considered paid in full (including applicable interest).

Product Description

We produce a large variety of interconnect products and assemblies that are used in telecommunications and a range of other industries. The products that we offer and sell consist of the following:

Connector and Cable Products

We design, manufacture and market a broad range of coaxial connectors, adapters and cable assemblies fornumerous applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets.

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

Passive RF Products

We design and manufacture high-performance RF and microwave high-performance components such as dividers, directional couplers and filters enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks.

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

Telecommunications Thermal Control Systems and Shrouds

We engineer, design, manufacture and sell intelligent thermal control systems for outdoor telecommunications equipment. The thermal control systems, which can be controlled offsite using networked software at the telecommunication company’s own data center, maintain the interior temperature of telecommunications and other networking equipment. We also design and sell integrated shrouds and enclosures for small cell deployments that reduce installation time and improve aesthetics by eliminating the exterior cabling used with current configurations.

Foreign Sales

Net sales to foreign customers accounted for $10,335,000 (or approximately 12%) of our net sales, and $2,464,000 (or approximately 4%) of our net sales for the fiscal years ended October 31, 2022 and 2021, respectively. The majority of the export sales during these periods were to Canada.

We do not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

We currently sell our products through independent warehousing distributors and through our in-house marketing and sales team. Sales through independent distributors accounted for approximately 38% of our net sales for the fiscal year ended October 31, 2022. Our agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

We contract with outside third parties for the manufacture of a significant portion of our coaxial connectors. However, virtually all of the RF cable assemblies sold during the fiscal year ended October 31, 2022 were assembled at the International Organization for Standardization (“ISO”) approved factories in San Diego, California and Parsippany, New Jersey. We procure our raw cable from manufacturers with ISO approved factories in the United States, China, and Taiwan. The Company primarily relies on several third-party partners for the manufacture of its coaxial connectors, tools and other passive components and receives bulk cable from multiple manufacturing plants. Although we do not have manufacturing contracts with these manufacturers for our connectors and cable products, we do have long-term purchasing relationships. There are certain risks associated with our dependence on third-party manufacturers for some of our products. See “Risk Factors” below. We have in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the third-party manufacturers are not primarily responsible for design work related to the manufacture of our connectors and cable assemblies. Although our current facilities are set up to manufacture certain lines of products, manufacturing of certain products is often shifted to other facilities to alleviate capacity limitations or to address a customer’s product manufacturing schedule requirements.

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

Microlab designs and manufactures a wide selection of RF components and integrated subsystems in our design and manufacturing facility in Parsippany, New Jersey. We are currently subleasing space and are in the process of building out new space, also in Parsippany, New Jersey.

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

The Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech divisions purchase largely all of the raw materials used in their products from sources located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States, however, Cables Unlimited purchases most of its fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited in its products are readily available and that Cables Unlimited is not currently dependent on any supplier for its raw materials except where Corning Extended Warranty certification is required. Neither Cables Unlimited nor Rel-Tech Electronics currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Backlog

As of October 31, 2022, our estimated backlog of unfilled firm orders was approximately $27.8 million compared with backlog of approximately $33.3 million as of October 31, 2021. Orders typically fluctuate from quarter to quarter based on customer demand, general business conditions and, in particular, for project-based orders from wireless carrier customers for custom cable assemblies at our Cables Unlimited division. Since purchase orders are submitted from customers based on the estimated timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

It is expected that a substantial portion of the backlog will be filled within the next 12 months. Most of the orders that we receive, particularly in the RF Connector and Cable Assembly segment, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Acquisition of Microlab/FXR LLC

On December 16, 2021, the Company entered into the Purchase Agreement with Seller (Wireless Telecom Group, Inc.), and its wholly-owned subsidiary Microlab, pursuant to which we purchased 100% of the issued and outstanding membership interests of Microlab from the Seller on March 1, 2022. The consideration for the acquisition was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. We funded most of the cash purchase price from the funds obtained under the $17 million “Term Loan” with Bank of America, N.A. and paid the remaining amount of the cash purchase price with $7.3 million of cash on hand. The Term Loan was issued as part of a loan agreement with Bank of America, N.A. which also provided the Company with the $3 million “Revolving Credit Facility”. Microlab is a New Jersey based company that designs and manufactures high-performance RF and microwave products such as dividers, directional couplers and filters enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks.

We obtained representation and warranty insurance to cover any breach of Seller’s representations.

Seller also agreed not to, directly or indirectly, (i) engage in any activities that compete with Microlab’s business and (ii) hire or solicit any employee, independent contractor, or consultant of Microlab’s business for a period of five years from the closing date, subject to certain carve-outs.

Human Capital

As of October 31, 2022, we employed 344 full-time employees, of whom 76 were in accounting, administration, sales and management, 255 were in manufacturing, distribution and assembly, and 13 were engineers engaged in design, engineering and research and development. The employees were based at our facilities in San Diego, California (94 employees), Yaphank, New York (65 employees), Milford, Connecticut (52 employees), Vista, California (73 employees), Parsippany, New Jersey (45 employees), and North Kingstown, Rhode Island (15 employees). We also occasionally hire part-time employees. We believe that we have a good relationship with our employees.

Patents, Trademarks and Licenses

We own ten U.S. patents related to the CompPro Product Line that we acquired in May 2015. The CompPro Product Line utilizes a patented compression technology that offers revolutionary advantages for a water-tight connection, easier installation, and improved system reliability on braided cables. The CompPro Product Line is used by wireless network operators, installers and distributors in North America and other parts of the world.

Our Schrofftech subsidiary owns eight issued patents on its proprietary telecom shelter cooling and control system technology and its equipment room ventilation controls. Schrofftech has also filed one pending patent application related to ventilation and control equipment and controls.

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

With the recent acquisition of Microlab, two additional relevant patents have been added to our portfolio regarding GPS signal repeaters as well as RF broadband non directional tap couplers. Additional filings are also pending for RF system monitoring and GPS systems.

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

We usually sell to customers on 30-day terms pursuant to invoices and do not generally grant extended payment terms. Sales to most foreign customers are made on cash terms at time of shipment. Generally, customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

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

Our products are Restriction on Hazardous Substances (“RoHS”) compliant.

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state, and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2022, and there are no material expenditures planned for such purposes in fiscal year 2023.

Investor Information

Our principal executive office is currently located at 7610 Miramar Road, Building #6000, San Diego, California. RF Industries, Ltd. was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and our five wholly-owned subsidiaries, Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., Schroff Technologies International, Inc., and Microlab/FXR LLC.

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

On March 1, 2022, we purchased Microlab from Wireless Telecom Group, Inc. for $24,250,000, subject to certain post-closing adjustments. We funded $17 million of the cash purchase price from the funds obtained under the term loan it obtained from Bank of America, N.A. (the “Credit Facility Lender”) and paid the remaining amount of the cash purchase price with $7.3 million cash on hand, thereby reducing the amount of cash available for future acquisitions, for investments in the expansion of our existing businesses and assets, or as a reserve for unanticipated financial requirements.

We entered into a Loan Agreement to fund our acquisition of Microlab, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

On February 25, 2022, we entered into a Loan Agreement with the Credit Facility Lender, which facility provides the Company with a $3 million revolving credit facility (the “Revolving Credit Facility”) and a $17 million term loan (the “Term Loan”, collectively with the “Revolving Credit Facility”, the “Credit Facility”). We borrowed the full $17 million amount available under the Term Loan in order to fund the purchase of Microlab. The maturity date of the Term Loan is March 1, 2027. Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by all personal property of the Company and certain of its subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00; (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ending January 31, 2022. In addition, the Credit Facility contains customary affirmative and negative covenants. In the event that we are unable to pay our obligations on the Credit Facility on a timely basis, maintain the financial covenants under the Loan Agreement or otherwise defaults on its obligations under the Loan Agreement, the Credit Facility Lender will have a right to foreclose on personal property of the Company and certain of its subsidiaries.

Our business strategy to expand through acquisitions of other businesses could increase operating costs and expose us to additional risks.

As part of our plan to operate businesses that are profitable and that reflect the changing market, we from time to time sell unprofitable divisions and purchase new businesses. Such recent transactions include the purchase of our new C Enterprises and Schrofftech subsidiaries in 2019 and Microlab in 2022. In addition, we have previously disclosed that, as part of our growth strategy, we intend to make additional acquisitions of businesses in the future. While we believe that restructuring our operations and acquiring other businesses will benefit us in the longer term, these acquisitions have in the short term caused us to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of our new subsidiaries, upgrading our information systems, and the cost of managing various divisions in separate locations and states. We may in the future make additional acquisitions. Accordingly, we will be subject to numerous risks associated with the acquisition of additional businesses, including:

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

In addition to the normal risks associated with purchasing a new business and operating at a new location, the Company’s recent acquisition of Microlab reduced our cash on hand by over $7.3 million and we took on $17 million of indebtedness and related financial covenants under the Term Loan, including imposing a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization. A breach of any of the covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, the commercial bank could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable. The credit facility is secured by a lien on substantially all personal property of the Company and certain of its subsidiaries.

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

No assurance can be given that events or circumstances will not change regarding the carrying value of goodwill of the Cables Unlimited, Microlab, Rel-Tech, C-Enterprises and Schrofftech subsidiaries or the CompPro product line. Should we in the future determine that the carrying value of the goodwill associated with some or all of these assets no longer is recoverable, we will have to record additional impairment losses. In the event that we have to record material impairment charges on the Cables Unlimited, Microlab, Rel-Tech, C-Enterprises or Schrofftech subsidiaries or the CompPro product line, such future charges could materially reduce future earnings, which would negatively affect our stock price.

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

For the year ended October 31, 2022, a wireless carrier customer accounted for approximately 20% of total sales. The same customer had accounts receivable balances that accounted for 14% of the total net accounts receivable balance at October 31, 2022. Another distributor customer accounted for less than 10% of total sales and for 19% of the total net accounts receivable. For the year ended October 31, 2021, the same wireless carrier accounted for approximately 21% of total sales, and a distributor accounted for 11% of total sales. These two customers’ accounts receivable balances each accounted for approximately 28% and 8% of the total net accounts receivable balance at October 31, 2021. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Difficult conditions in the global economy may adversely affect our business and results of operations.

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

Our revenues may suffer if we are not able to effectively satisfy our customers in each of the foregoing ways. In addition, our competitors or customers may offer enhancements to their existing products or offer new products based on new technologies, industry standards or customer requirements that have the potential to replace or provide lower cost or higher performance alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable.

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

The primary customers for our connector and cable products are in the wireless communications industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the reduction of budgets would likely result in a reduction in demand for our products and services and could harm our business. Historically, the communications industry has been cyclical, affected by both economic conditions and industry-specific cycles. Depressed general economic conditions and cyclical downturns in the communications industry have each had an adverse effect on sales of communications equipment, OEMs and their suppliers, including us. No assurance can be given that the wireless communications industry will not experience a material downturn in the near future. Any cyclical downturn in the communications industry could have a material adverse effect on us.

Because we sell our products to foreign customers, we are exposed to all of the risks associated with international sales, including foreign currency exposure.

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 12% and 4% of our net sales during the years ended October 31, 2022 and 2021, respectively. International revenues are subject to a number of risks, including:

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

Since sales made to foreign customers have historically been in U.S. dollars, previously we have not been exposed to the risks of foreign currency fluctuations. However, with the acquisition of Microlab, sales made to certain foreign customers were denominated in the currencies of the countries where sales are made and for the fiscal year ended October 31, 2022, we experienced $0.2 million in foreign currency exchange loss at time of collection.

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

We own patents related to the CompPro proprietary product line, the Schrofftech telecom shelter cooling products and control systems, and patents recently acquired from Microlab relating to GPS signal repeaters as well as RF broadband non directional tap couplers. We have additional filings pending for RF system monitoring and GPS systems. Other than these existing and prospective patents, we do not hold any other United States or foreign patents. Historically, we have not sought to protect our rights in the technology that we develop or that our third-party contract manufacturers develop for us by means of the patent laws, and as a result, competitors can and do sell most of the same products as us, and we have not tried to prevent or restrict such competition.

We may determine that we need to litigate or arbitrate to enforce our contract and intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation or arbitration, we could lose our ability to enforce one or more patents or other intellectual property rights. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations and cash flows. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion.

Claims by other companies that we infringe their intellectual property could adversely affect our business

Companies may assert patent, copyright or other intellectual property claims against our products or products using our technologies or other technologies used in our industry, which claims could result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe another company’s intellectual property, we could be subject to an injunction or be required to redesign our products, or to license such intellectual property or pay damages or other compensation to such other company (any of which could be costly). If we are unable to redesign our products, license such intellectual property used in our products or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling our products.

Similarly, our suppliers could be found to infringe another company’s intellectual property, and such suppliers could then be enjoined from providing products or services to us.

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. Additionally, we may be exposed to increased cybersecurity risks as a result of remote working requirements imposed on us as a result of the COVID-19 pandemic. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyberattack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to date we have not experienced any material losses relating to cyberattacks, there can be no assurance that we will not suffer such losses in the future. Cyberattacks are increasing in their frequency, sophistication and intensity. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

As of October 31, 2022 and 2021, we determined that our internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

During fiscal 2022, we did not make any dividend distributions to our stockholders. Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Therefore, even if our operations return to their prior level of profitability, any decision to pay dividends in the future will depend on various other factors that the Board may consider relevant. Accordingly, no assurance can be given that we will once again pay dividends in the future. If we do not pay a cash dividend, our stockholders will not realize a return on their investment in the common stock except to the extent of any appreciation in the value of the common stock.

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

As of October 31, 2022, we had 10,193,287 shares of common stock outstanding. In addition, we had outstanding options for the purchase of 686,962 shares of common stock, the exercise of which would increase the number of common stock outstanding. The issuance and subsequent sale of the shares underlying these stock options could depress the trading price of our common stock. As of October 31, 2022, we also had 916,369 shares available for future grant as stock options or restricted shares, the issuance and sale of which could also impact our stock price.

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

We currently lease our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. At that location, we lease three buildings, with a total of approximately 21,908 square feet of office, warehouse and manufacturing space, that house our corporate administration, sales and marketing, and engineering departments. The buildings are also used for production and warehousing by our RF Connector segment. We recently entered into two lease agreements for adjacent office and commercial lab space in Parsippany, New Jersey, which will be used for the Microlab operations. Additionally, we lease spaces in four other locations in the United States that house the administration offices and manufacturing facilities for our Custom Cabling segment. The table below shows a summary of the square footage of these locations as of October 31, 2022:

Lease Location	Square Footage

Milford, CT	13,750
North Kingstown, RI	10,700
Parsippany, NJ	23,300
Vista, CA	24,014
Yaphank, NY	24,500

ITEM 3.	LEGAL PROCEEDINGS

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

Stockholders. As of October 31, 2022, there were 260 holders of our common stock according to the records of our transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Repurchase of Securities. The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased during the three months ended October 31, 2022 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 2022	-	$-	-	$-
September 2022	-	$-	-	$-
October 2022	329	$5.36	-	$-

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by us that were not registered under the Securities Act during fiscal 2022.

Dividend Policy. Due to the current economic uncertainty, the COVID-19 pandemic, and other financial considerations, our Board terminated dividend payments. No assurance can be given if, or when the Board will resume dividend payments. The declaration and amount of any actual cash dividend are in the sole discretion of the Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. Accordingly, if and when any dividends will be declared in the future will be determined by our Board based on the Company’s future operations and on the Board’s decision regarding the use of any future earnings.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2022 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
2010 Equity Incentive Plan	145,001	$6.94	–	(1)
2020 Equity Incentive Plan	541,961	$5.58	916,369
Total	686,962	$5.05	916,369

(1)	The RF Industries, Ltd. 2010 Stock Incentive Plan expired on March 8, 2020. Accordingly, additional equity incentive awards cannot be granted under this plan.

ITEM 6.	RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

Revenue is recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. In accordance with ASC (“Accounting Standards Codification”) 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. In accordance with this accounting principle, we recognize revenue using the output method at a point in time when finished goods have been transferred to the customer and there are no other obligations to customers after the title of the goods have transferred. Title of goods are transferred based on shipping terms for each customer – for shipments with terms of FOB Shipping Point, title is transferred upon shipment; for shipments with terms of FOB Destination, title is transferred upon delivery.

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

Stock-based Compensation

We use the Black-Scholes model to value our stock option grants. This valuation is affected by our stock price as well as assumptions regarding a number of inputs which involve significant judgments and estimates. These inputs include the expected term of employee stock options, the expected volatility of the stock price, the risk-free interest rate and expected dividends.

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

The RF Connector segment was comprised of two divisions while the Custom Cabling segment was comprised of four divisions. The five divisions that met the quantitative thresholds for segment reporting in the fiscal year ended October 31, 2021 were the RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech. Microlab, which the Company acquired in the current fiscal year ending October 31, 2022, is part of the RF Connector segment.

Revenues generated from the Custom Cabling segment were from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 63% of the Company’s total sales, and revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 37% of total sales for fiscal 2022. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream when compared to the Custom Cabling segment. The Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger project-based purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues, therefore, may be more volatile than the revenues of the RF Connector segment.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by domestic and international jurisdictions to prevent disease spread, all of which are uncertain and cannot be predicted. While the majority of the outbreak impacted our performance for the years ended October 31, 2021 and October 31, 2020, during the periods covered by this report, we generally saw a recovery to a more normal environment though the operations at all locations were affected intermittently as some of our employee schedules were impacted, and as certain macro-economic conditions persisted. Because of the impact that COVID-19 had on our operations, in May 2020 we applied for and received loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”) totaling approximately $2.8 million (“PPP Loans”). All of our PPP Loans have been forgiven and are considered paid in full (including applicable interest).

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2021, we qualified and filed to claim the ERC and have recorded the credit as a receivable in Other Current Assets. As of October 31, 2022, we carried a $1.6 million the ERC receivable in Other Current Assets. In January 2023, we received a refund of $1.2 million related to the ERC.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2022 and 2021 (in thousands, except percentages):

	2022		2021
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$4,532	5.1%	$13,053	26.3%
Current assets	46,247	51.6%	40,648	81.9%
Current liabilities	19,536	21.8%	9,370	18.9%
Working capital	26,711	29.8%	31,278	63.0%
Property and equipment, net	3,173	3.5%	708	1.4%
Total assets	89,566	100.0%	49,648	100.0%
Stockholders' equity	41,869	46.7%	39,603	79.8%

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

As of October 31, 2022, we had a total of $4.5 million of cash and cash equivalents compared to a total of $13.1 million of cash and cash equivalents as of October 31, 2021. As of October 31, 2022, we had working capital of $26.7 million and a current ratio of approximately 2.4:1 with current assets of $46.2 million and current liabilities of $19.5 million.

As of October 31, 2022, our backlog was $27.8 million compared to a backlog of $33.3 million as of October 31, 2021. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

As of October 31, 2022, we generated $2.9 million of cash in our operating activities. This net inflow of cash is primarily related to our net income of $1.4 million, $1.7 million from depreciation and amortization and increased accrued expenses of $3.1 million, increases in right of use asset of $3.4 million, and increased trade accounts receivable of $1.5 million due to timing of collections. The foregoing cash provided was primarily offset by increased inventory purchases (which increased our inventory balance by $6.1 million), deferred income taxes of $1.4 million, other current assets of $2.9 million and accounts payable of $1.1 million.

As of October 31, 2022, we also spent $2.7 million on capital expenditures, primarily related to lease hold improvements which were eligible for reimbursement (noted in other current assets), and $24.4 million on the purchase of Microlab offset by $17 million from the Term Loan as noted above which we have also paid $1.4 million down. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds that we received from the exercise of stock options.

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

Results of Operations

The following summarizes the key components of our consolidated results of operations for the fiscal years ended October 31, 2022 and 2021 (in thousands, except percentages):

	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$85,254	100.0%	$57,424	100.0%
Cost of sales	60,705	71.2%	39,656	69.1%
Gross profit	24,549	28.8%	17,768	30.9%
Engineering expenses	2,913	3.4%	1,479	2.6%
Selling and general expenses	19,448	22.8%	11,874	20.7%
Operating income	2,188	2.6%	4,415	7.7%
Other (loss) income	(601)	-0.7%	2,802	4.9%
Income before provision for income taxes	1,587	1.9%	7,217	12.6%
Provision for income taxes	139	0.2%	1,036	1.8%
Consolidated net income	1,448	1.7%	6,181	10.8%

Net sales for the year ended October 31, 2022 (“fiscal 2022”) increased by $27.8 million (or 48%) to $85.3 million, as compared to net sales of $57.4 million for the year ended October 31, 2021 (“fiscal 2021”). The increase was due to the RF Connector segment ($15.5 million or 99% increase from fiscal 2021), which includes Microlab which we acquired March 2022 (which contributed $14.4 million in sales).

Net sales in the Custom Cabling segment increased by $12.3 million, or 29%, to $54.1 million compared to $41.8 million in fiscal 2021. The sales increase reflects the increase in project-based business that were primarily related to the sales of hybrid fiber cables used in the build out of 4G and 5G networks.

Gross profit for fiscal 2022 increased by $6.8 million (excluding ERC from fiscal 2021, gross profit increased $9.4 million) to $24.5 million, and gross margins decreased to 28.8% of sales from 30.9% of sales in fiscal 2021 (excluding ERC from fiscal 2021, gross margin increased when compared to fiscal 2021, which was 26.4%). The improved gross margin and gross profit, which excluding the impact of ERC from fiscal 2021, was primarily a result of higher sales and a better product mix with the acquisition of Microlab.

Engineering expenses increased $1.4 million to $2.9 million for fiscal 2022 compared to $1.5 million in fiscal 2021 (excluding ERC, engineering expense would have been $1.8 million). The primary reason for the increase is due to Microlab engineering expenses of $1.0 million. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $7.6 million to $19.4 million (to 22.8% of sales) in fiscal 2022 compared to $11.9 million (20.7% of sales) in fiscal 2021 (excluding ERC, selling and general expenses would have been $12.4 million (21.6% of sales)). Microlab accounted for $3.3 million of the selling and general expenses and acquisition related expenses and other one-time charges (including attorney fees, due diligence, and broker fees) accounted for $1.5 million and additional rent expense of $529,000 (non-cash) related to lease accounting for fiscal 2022. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal 2022.

Other loss for fiscal 2022 is primarily interest expense of $0.4 million from the term loan and $0.2 million from foreign currency at time of collections. In February 2021, all of the $2.8 million of PPP Loans were forgiven and considered paid in full (including applicable interest), which debt forgiveness is reflected as “Other Income”.

The provision for income taxes was $0.1 million for an effective tax rate of 8.8% for fiscal 2022 and $1.0 million for an effective tax rate of 14.4% for fiscal 2021. The change in effective tax rate for fiscal 2022 and 2021 was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For fiscal 2022, net income was $1.4 million and fully diluted earnings per share was $0.14 per share as compared to net income of $6.2 million and fully diluted earnings per share of $0.61 per share for fiscal 2021. For fiscal 2022, the diluted weighted average shares outstanding was 10,242,417 as compared to 10,154,239 for fiscal 2021.

Inflation and Rising Costs

The cost to manufacture the Company’s products is influenced by the cost of raw materials and labor. The Company has recently experienced higher costs as a result of the increasing cost of labor and the increasing cost of raw materials. The cost of raw materials is due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. Labor costs have risen recently as a result of increases in the minimum wage laws and an increased demand for workers. The Company may, from time to time, try to offset these cost increases by increasing the prices of its products. However, because the prices of certain of the Company’s products, particularly those under longer-term manufacturing contracts for communications related products, are fixed until the goods are manufactured and delivered, implementing price increases frequently is often not feasible.

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

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

●	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of October 31, 2022 and 2021

●	Consolidated Statements of Operations for the years ended October 31, 2022 and 2021

●	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2022 and 2021

●	Consolidated Statements of Cash Flows for the years ended October 31, 2022 and 2021

●	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of October 31, 2022.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2022.

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

Changes in Internal Controls

Other than as described below, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

As described throughout this Annual Report, on March 1, 2022 we acquired Microlab, which is now a wholly owned subsidiary of the Company. While our financial statements for the year ended October 31, 2022 include the results of Microlab from March 1, 2022 through October 31, 2022, as permitted by the rules and regulations of the SEC, our management's assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for Microlab. Further, our management's conclusion regarding the effectiveness of our internal control over financial reporting as of October 31, 2022 does not extend to the internal control over financial reporting for Microlab.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, and to maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. We did not make any material change to our internal control over financial reporting due to the acquisition.

We are currently integrating policies, processes, technology, and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the Company is fully integrated, we will maintain the operational integrity of each company's internal control over financial reporting. Microlab constituted $9.0 million of total assets as of October 31, 2022 and $14.4 million of revenues for the year then ended.

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

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of January 15, 2023. Other than Robert Dawson, our current President and Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Mark K. Holdsworth, Chairman	57	2020
Sheryl Cefali	60	2019
Jason Cohenour	61	2022
Robert Dawson	49	2018
Gerald T. Garland	72	2017
Kay L. Tidwell	45	2022

Mark K. Holdsworth was appointed to the Board on December 31, 2020. Mr. Holdsworth is the Managing Partner of The Holdsworth Group, LLC (“THG”), which he founded in 2019. THG is a capital partner, advisor, and curator of alternative investments for family offices and corporations worldwide. From 1999-2018, Mr. Holdsworth was a Co-Founder, Managing Partner and Operating Partner of Tennenbaum Capital Partners, LLC (“TCP”), a Los Angeles-based private multi-strategy investment firm that was acquired by BlackRock, Inc. in August 2018, and was a Managing Director of BlackRock until April 2019. Mr. Holdsworth is currently a director of Parsons Corporation (NYSE: PSN), where he previously held the position of Chairman of the Corporate Governance and Responsibility Committee, and was a former member of the Executive Committee. Mr. Holdsworth earned a Bachelor of Arts degree from Pomona College, a Bachelor of Science degree (with Honors) from the California Institute of Technology and a Master of Business Administration degree from Harvard Business School.

Sheryl Cefali was appointed to the Board of Directors in 2019 and currently serves as the Chair of the Compensation Committee and Chair of the Nominating and Governance Committee. Ms. Cefali is a Managing Director in the Duff & Phelps Opinions Practice of Kroll, LLC. Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. She is a member of the Fairness and Solvency Opinion Senior Review Committee at Duff & Phelps. Prior to joining Duff & Phelps in 1990, she was a Vice President with Houlihan Lokey. Ms. Cefali received her M.B.A. with a concentration in finance from the University of Southern California and her B.A. degree from the University of California at Santa Barbara.

Jason Cohenour was appointed to the Board of Directors in 2022 and serves as a member of the Board’s Audit Committee and Strategic Planning and Capital Allocation Committee. Mr. Cohenour joins the Board with many years of executive leadership, sales, operations, and international merger and acquisition experience. Mr. Cohenour served as President, CEO and Director at Sierra Wireless, where he led the company from 2005 to 2018. At Sierra Wireless, Mr. Cohenour led a successful business turn-around, resulting in revenue growth of nearly 800% to an annualized run rate of over $800 million. Mr. Cohenour also held several executive positions at Sierra Wireless from 1996 to 2005, including Vice President of Sales, SVP of Sales & Marketing and Chief Operating Officer. Mr. Cohenour also serves on the boards of CalAmp, Lantronix, and Blackline Safety Corporation. He has a B.S. in Business Administration from the University of Rhode Island.

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

Gerald T. Garland has been a Board member since 2017 and currently serves as Chairman of the Audit Committee and a Committee member on the Compensation Committee and the Strategy Planning and Capital Allocation Committee. From 2006 until 2015, Mr. Garland served as Senior Vice President of Solutions Development and Product Management for TESSCO Technologies, a publicly-traded value-added distributor and solutions provider for the wireless industry. Prior to that, Mr. Garland served as Senior Vice President of the Commercial Division at TESSCO, where he was responsible for sales, business and product development and product management at the Company’s core wireless communications business. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 corporations. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, Cisco certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO Technologies from 1993 to 1999, during which he oversaw the company’s successfully completed initial public offering as well as TESSCO’s annual sales expansion from $50 million to over $160 million. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his M.B.A., with a concentration in Finance, from Loyola University and his Bachelor of Science in Business Management and Accounting from Towson University. He is currently the CEO and a Co-Founder of Life, Leadership and Legacy, LLC, the Managing Director at Incite Consulting and a member of the Board of Directors and Senior Adviser to the World Trade Center Institute. He is also a Senior Adviser and former Board member of SOZO Children.

Kay L. Tidwell was appointed to the Board in 2022 and serves on our Nominating and Corporate Governance Committee and Compensation Committee. Ms. Tidwell is the Executive Vice President, General Counsel and Chief Risk Officer of Hudson Pacific Properties Inc. She joined Hudson Pacific in 2010 and is responsible for the Company’s corporate legal function, overseeing corporate governance matters, SEC and NYSE compliance, insurance and litigation, as well as managing outside counsel. Prior to Hudson Pacific, Tidwell was an attorney at Latham & Watkins LLP, where she began her legal career in the Los Angeles office, advising on a wide variety of corporate and securities matters, including Hudson Pacific’s IPO. Tidwell also worked as the U.S. associate in the German offices of Latham & Watkins. She received a Bachelor of Arts degree in English, magna cum laude, from Yale College. She also earned a Juris Doctor degree from Yale Law School.

The Company believes that Messrs. Holdsworth, Cohenour, Dawson and Garland and Ms. Cefali and Tidwell have the following qualifications as members of the Board of Directors:

Mark K. Holdsworth: Mr. Holdsworth has significant experience in investment banking and investment management. In addition, Mr. Holdsworth has experience in serving on the Boards of Directors of major public companies and as the Chairman of a Corporate Governance and Responsibility Committee.

Sheryl Cefali: Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. Ms. Cefali is currently a Managing Director in the Duff & Phelps Opinions Practice of Kroll, LLC, as well as a member of that firm’s Fairness and Solvency Opinion Senior Review Committee.

Jason Cohenour. Mr. Cohenour has extensive leadership and industry experience having served as President, CEO and Director at Sierra Wireless from 2005 to 2018. Mr. Cohenour also has corporate governance experience, including as a member of the audit committee and chair of the governance and nominating committee as a member of the Board of CalAmp, a connected intelligence company. Mr. Cohenour also serves on the board of Lantronix, and Blackline Safety Corporation.

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

Gerald T. Garland: Mr. Garland has significant leadership experience in financial management, product management, sales management, solutions development and global sourcing. Mr. Garland has significant industry experience having served as the Chief Financial Officer and Senior Vice President for a leading publicly traded distributor and solutions provider of wireless products and services for over 18 years. Mr. Garland has also held senior leadership positions with Bank of America, Stanley Black & Decker and American Express Tax and Business Services.

Kay L. Tidwell. Ms. Tidwell has experience advising public company boards as a former attorney at Latham & Watkins. In her current role as Executive Vice President, General Counsel and Risk Officer of Hudson Pacific Properties, Inc., she also has relevant corporate governance compliance and risk management experience.

Management

Robert Dawson, 49, has been the Company’s President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

Peter Yin, 40, Chief Financial Officer, was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary effective July 11, 2020, promoted to Chief Financial Officer on January 12, 2021 and additionally appointed Treasurer on December 10, 2021. Mr. Yin, a Certified Public Accountant and a Certified Fraud Examiner, joined the Company in September 2014 and served as the Company’s Senior Vice President, Finance & Operations since November 2019. Prior to joining the Company, Mr. Yin worked at Sony Corporation of America in Corporate Audit from 2010 to 2014, and at Grant Thornton in the Assurance practice from 2006 to 2010. Mr. Yin received a Bachelor’s degree in Accountancy from the University of San Diego.

Ray Bibisi, 58, joined the Company as Chief Revenue Officer in January 2020 and was promoted to Chief Operating Officer effective in May 2022. Prior to joining the Company, he spent over 30 years at Radio Frequency Systems, where he concurrently held the roles of Vice President of Sales and General Manager of North America, and was a member of the Global Governing Executive Committee, and concurrently also oversaw operations, finance, supply chain, and research and development.

Board of Director Meetings

During the fiscal year ended October 31, 2022, the Board of Directors held seven meetings. During the fiscal year ended October 31, 2022, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which they served.

Board Age Limitation Policy

In December 2020, the Board adopted a policy that no individual shall be eligible to be nominated by the Board of Directors for election or re-election as a member of the Board if, at the time of the nomination, the individual has attained the age of 75 years.

Board Committees

During fiscal 2022, the Board of Directors maintained four committees: the Compensation Committee, the Audit Committee, the Nominating and Corporate Governance Committee, and the Strategic Planning and Capital Allocation Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints, and to oversee the Company’s cybersecurity risk, policies and procedures. During fiscal 2022, until September 8, 2022, the Audit Committee was composed of Mr. Garland (Chair), Ms. Cefali and Mr. Holdsworth. As of September 8, 2022, Mr. Cohenour replaced Mr. Holdsworth as a member of the Audit Committee upon joining the Board. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has significant knowledge of financial matters, and Messrs. Garland and Cohenour are “audit committee financial experts.” The Audit Committee met six times during fiscal 2022.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Garland, Mr. Holdsworth, and Ms. Tidwell, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2022, Marvin Fink served on the Compensation Committee until he resigned as a director as of September 6, 2022, and Ms. Tidwell was appointed to the Compensation Committee on September 8, 2022. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. As part of its other responsibilities, the Compensation Committee provides general oversight of our compensation structure and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending equity-based and incentive compensation plans; and recommending compensation policies and practices for service on our Board of Directors and its committees and for the Chair of our Board of Directors. The Compensation Committee held six meetings during fiscal 2022.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and overseeing the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Ms. Cefali (Chair), Mr. Holdsworth, and Ms. Tidwell, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2022 Mr. Fink served on the Committee until he resigned as a director as of September 6, 2022 and Ms. Tidwell joined as of September 8, 2022. The Nominating and Corporate Governance Committee held six meetings during fiscal 2022.

The Strategic Planning and Capital Allocation Committee is responsible for assisting the Board in carrying out its oversight responsibilities relating to potential mergers, acquisitions, divestitures, and other key strategic transactions outside the ordinary course of the Company’s business. This committee held eight meetings in fiscal 2022 and consists of Messrs. Holdsworth (Chair), Dawson, and Garland, and as of September 8, 2022, Mr. Cohenour.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based solely upon a review of the Section 16(a) reports filed electronically with the SEC by our executive officers and directors and persons owning more than 10% of our common stock and upon any written representations received from the executive officers and directors, to our knowledge, during the fiscal year ended October 31, 2022, all Section 16(a) reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, paid to or accrued to our named executive officers for services rendered to us for the years ended October 31, 2022 and 2021.

Summary Compensation Table

											Nonqualified
									Non-Equity		Deferred
					Stock		Option		Incentive Plan		Compensation	All Other
		Salary	Severance	Bonus	Awards		Awards		Compensation		Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)		($)		($)	($) (4)	($)
Robert D. Dawson
President and Chief Executive Officer and Director (1)	2022	435,000	-	-	165,898	(5)	179,250	(5)	243,687	(11)	-	58,405	1,082,240
	2021	407,292	-	-	104,580	(6)	333,601	(6)	143,331	(12)	-	49,038	1,037,842
Peter Yin
Chief Financial Officer (2)	2022	275,000	-	-	59,248	(7)	166,446	(7)	102,713	(11)	-	45,362	648,769
	2021	200,000	-	10,000	24,900	(8)	24,593	(8)	67,450	(12)	-	31,040	357,983
Ray Bibisi
Chief Operating Officer (3)	2022	210,000	-	-	28,440	(9)	30,728	(9)	78,435	(11)	-	17,202	364,805
	2021	200,000	-	7,500	18,675	(10)	18,445	(10)	67,450	(12)	-	9,155	321,225

(1)

Effective July 16, 2021, Mr. Dawson entered into a new employment agreement with the Company and, in connection therewith, his annual salary increased from $400,000 to $425,000, and effective January 10, 2022, his annual salary increased to $435,000.

(2)

Effective January 12, 2021, Mr. Yin was promoted to Chief Financial Officer, at which time his annual base salary increased from $187,000 to $200,000, and effective January 10, 2022, his annual salary increased to $275,000.

(3)

Mr. Bibisi joined the Company as Chief Revenue Officer as of January 6, 2020 at an annual salary of $200,000, and effective May 13, 2022, Mr. Bibisi was appointed Chief Operating Officer, and effective January 10, 2022, his annual salary increased to $210,000.

(4)	Represents accrued vacation.

(5)

On January 10, 2022, Mr. Dawson was granted 23,333 shares of restricted stock valued at $165,898 and options to purchase 46,667 shares of common stock at an exercise price of $7.11 (the closing price of the Company’s common stock on the date of grant) valued at $179,250.

(6)

On January 12, 2021, Mr. Dawson was granted 21,000 shares of restricted stock valued at $104,580 and options to purchase 42,000 shares of common stock at an exercise price of $4.98 (the closing price of the Company’s common stock on the date of grant) valued at $103,291. On July 16, 2021, Mr. Dawson entered into a new employment agreement with the Company and, in connection therewith, was granted an option to purchase 50,000 shares of common stock at an exercise price of $8.69 (the closing price of the Company’s common stock on the date of grant). The option was valued at $230,310.

(7)

On January 10, 2022, Mr. Yin was granted 8,333 shares of restricted stock valued at $59,248 and options to purchase 43,334 shares of common stock at an exercise price of $7.11 (the closing price of the Company’s common stock on the date of grant and consisting of an annual grant of 16,667 options and a special one-time grant of 26,667 options) valued at $166,446.

(8)

On January 12, 2021, Mr. Yin was granted 5,000 shares of restricted stock valued at $24,900 and options to purchase 10,000 shares of common stock at an exercise price of $4.98 (the closing price of the Company’s common stock on the date of grant) valued at $24,593.

(9)

On January 10, 2022, Mr. Bibisi was granted 4,000 shares of restricted stock valued at $28,440 and options to purchase 8,000 shares of common stock at an exercise price of $7.11(the closing price of the Company’s common stock on the date of grant) valued at $30,728.

(10)

On January 12, 2021, Mr. Bibisi was granted 3,750 shares of restricted stock valued at $18,675 and options to purchase 7,500 shares of common stock at an exercise price of $4.98 (the closing price of the Company’s common stock on the date of grant) valued at $18,445.

(11)

January 10, 2022, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for Mr. Dawson was 75% and Mr. Yin and Mr. Bibisi was 50% of their respective annual base salaries.  The Board determined that each of these officers achieved 75% of the established goals, and therefore Mr. Dawson earned approximately 56% and Mr. Yin and Mr. Bibisi each earned a bonus of approximately 37.4% of their respective salary for the fiscal year ended October 31, 2022.

(12)

On January 12, 2021, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for Mr. Dawson, Mr. Yin and Mr. Bibisi was 50% of their respective annual base salaries.  The Board determined that each of these officers achieved 67.5% of the established goals, and therefore each earned a bonus of approximately 33.7% of their respective salary for the fiscal year ended October 31, 2021.

2022 Option Grants

On January 10, 2022, we granted incentive stock options to Mr. Dawson for the purchase of 46,667 shares, Mr. Yin for the purchase of 43,334 shares, and Mr. Bibisi for the purchase of 8,000 shares. The options vest over four years as follows: (i) one-quarter of the options shall vest on January 10, 2023; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 10, 2023. All incentive stock options expire 10 years from the date of grant.

No other options were granted to the named executive officers during the year ended October 31, 2022.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2022 by each of our named executive officers were issued under our 2020 Equity Incentive Plan and 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our named executive officers as of October 31, 2022:

Outstanding Equity Awards As Of October 31, 2022

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Robert D. Dawson	45,000		25,000	(1)	1.90	07/17/27
	28,875		13,125	(2)	6.40	01/09/30
	18,375		23,625	(3)	4.98	01/12/31
	50,000		-		8.69	07/16/31
	-		46,667	(4)	7.11	01/10/32

Peter Yin	16,000		40,000	(5)	2.40	12/13/27
	5,157		2,343	(6)	6.40	01/09/30
	4,375		5,625	(3)	4.98	01/12/31
	-		43,334	(4)	7.11	01/10/32

Ray Bibisi	30,000		20,000	(7)	6.74	01/06/30
	6,875		3,125	(8)	6.40	01/09/30
	3,282		4,218	(3)	4.98	01/12/31
	-		8,000	(4)	7.11	01/10/32

(1)	Vests as to 25,000 shares on July 17, 2022 and 25,000 shares on July 17, 2023.
(2)	Vests in installments of 2,625 shares per quarter.
(3)	Vests over four years as follows: (i) one-quarter shall vest on January 12, 2022; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 12, 2022.
(4)	Vests over four years as follows: (i) one-quarter shall vest on January 10, 2023; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 10, 2023.
(5)	Vests as to 8,000 shares annually following grant on December 13, 2017.
(6)	Vests in installments of 469 shares per quarter.
(7)	Vests as to 10,000 shares annually following grant on January 6, 2020.
(8)	Vests in installments of 625 shares per quarter.

During the fiscal year ended October 31, 2022, we did not adjust or amend the exercise price of stock options awarded to the named executive officers.

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

On July 16, 2021, the Company entered into a new employment agreement (the “New Agreement”) with Robert D. Dawson, pursuant to which he continues to serve as the Company’s President and Chief Executive Officer. The New Agreement became effective on July 17, 2021 and replaced Mr. Dawson’s prior employment agreement that expired on July 17, 2021. The initial term of the New Agreement ends on January 31, 2023, after which the New Agreement shall automatically renew for additional one (1) year periods, unless either Mr. Dawson or the Company provides the other party with written notice of non-renewal at least ninety (90) days prior to the date of automatic renewal.

Under the New Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $425,000. Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary. Under the New Agreement, if Mr. Dawson’s employment is terminated by the Company for any reason other than for “cause”, the Company is obligated to Mr. Dawson for (x) an amount equal to one year’s base salary as in effect at such time, and (y) the estimated pro rata portion of his target bonus that was earned through the date of termination, and the vesting period of all of Mr. Dawson’s unvested stock options and all unvested time-based restricted stock grants will automatically be fully accelerated as of the termination date. The foregoing provisions will not apply if Mr. Dawson voluntarily terminates his employment with the Company or is terminated for cause. Mr. Dawson’s annual base salary for fiscal year 2022 was $435,000.

Also, effective July 17, 2021, Mr. Dawson received a fully vested, ten-year immediately exercisable stock option to purchase 50,000 shares of the Company’s common stock. The exercise price of this option is $8.69, which was the closing price on the date of the New Agreement. The New Agreement also provided that the vesting schedule of the remaining unvested portion of an option that was granted to him in 2017 was revised. On July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock (the “2017 Option”). The award has an exercise price of $1.90 and vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. As of July 17, 2021, 50,000 shares remained unvested under the 2017 Option. Under the revised vesting schedule, provided that Mr. Dawson is still employed by the Company, 25,000 shares of those unvested options under the 2017 Option vested on July 17, 2022, and the remaining 25,000 shares will vest on July 17, 2023.

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

Peter Yin. Mr. Yin was promoted to Chief Financial Officer on January 12, 2021.  Mr. Yin is currently employed on an at-will basis without written employment agreement. Mr. Yin’s annual base salary for the fiscal year 2022 was $275,000.

Ray Bibisi. Mr. Bibisi was appointed to Chief Operating Officer in May 2022 and is currently employed on an at-will basis without written employment agreement.  Mr. Bibisi’s annual base salary for fiscal year 2022 was $210,000.

Adoption of Fiscal Year 2022 Management Incentive Equity and Cash Compensation Plan

On January 10, 2022, the Board adopted an annual incentive compensation plan for officers (including the Company’s named executive officers) and certain senior managers of the Company and its subsidiaries for the fiscal year ended October 31, 2022 (the “2022 Compensation Plan”). Under the 2022 Compensation Plan, each participant (i) received an equity award as a long-term incentive, and (ii) is eligible to receive a cash payment after the end of the fiscal year as a short-term incentive.

Equity Awards. In order to provide long term incentives to the Company’s officers and managers, on January 10, 2022 the Board granted participating officers and managers shares of restricted stock and options to purchase the Company’s common stock. Provided the participating officer or manager is still employed with the Company or its subsidiaries on the following dates, the shares of restricted stock and the options shall vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2023; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 10, 2023. The options have a ten-year term and an exercise price of $7.11 per share (which was the closing price of the Company’s common stock on the date of grant).

Mr. Dawson, the Company’s President and Chief Executive Officer, also is a participant in the 2022 Compensation Plan and was granted 23,333 shares of restricted stock and options to purchase 46,667 shares of common stock. Mr. Yin, the Company’s Chief Financial Officer, was granted 8,333 shares of restricted stock and options to purchase 43,334 shares of common stock, and Mr. Bibisi was granted 4,000 shares of restricted stock and options to purchase 8,000 shares of common stock. All of the foregoing options have an exercise price of $7.11, which was the closing price of the Company’s common stock on the date of grant.

Cash Incentives. Under the 2022 Compensation Plan, cash incentive bonuses, if any, will be paid to certain officers and senior managers based upon (i) the Company’s achievement of specified financial goals and (ii) the Board’s discretionary review of each participant’s performance during fiscal 2021. The corporate goals will apply equally to all participating officers and managers. The subjective performance of each officer will be evaluated and determined by the Compensation Committee, in its sole discretion, after consultation with the Company’s Chief Executive Officer.

The minimum, target and maximum cash bonus payable to the Chief Executive Officer is, respectively, 0%, 75% and 112.5% of his annual base salary, depending on achievement of the specified goals. For the other participants, the minimum bonus is 0%, the target bonuses range from 15% to 50% of base pay, and the maximum cash bonus payable ranges from to 22.5% to 75% of the recipient’s fiscal 2022 annual base salary. Bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2022 revenues (weighted 30%), (ii) fiscal 2022 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 60%), and (iii) a subjective evaluation of each individual’s performance (weighted 10%). The calculation of adjusted EBITDA will exclude the impact of one-time charges related to any business acquisitions or dispositions effected during the year, severance payments, moving costs, the impact of the Federal Paycheck Protection Program loans the Company has received, earn-out payments or reversals, other non-recurring items, executive bonus payments and equity compensation expenses accrued to management. The Board and the Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the bonus plan targets to reflect significant changes in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2022 bonuses will be paid within 75 days after the end to the fiscal year to participating officers and managers who are employed with the Company or its subsidiaries on the date of payment.

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

DIRECTOR COMPENSATION FOR 2022

		Fees
		Earned or
		Paid in	Stock	Option	All Other
Name		Cash	Awards (1)	Awards	Compensation	Total

Sheryl Cefali		$40,000	$40,000	$-	$-	$80,000
Marvin Fink	(2)	$25,000	$25,000	$-	$-	$50,000
Gerald Garland		$37,500	$37,500	$-	$-	$75,000
Mark Holdsworth		$47,500	$47,500	$-	$-	$95,000

(1)

On September 8, 2021, Mr. Holdsworth was granted 5,785 shares of restricted stock; Ms. Cefali, 4,871 shares; Mr. Garland, 4,567 shares; and Mr. Fink, 3,044 shares. The number of restricted shares granted to each director was determined by dividing the amount of the fee by the 20-day average trailing closing price of the Company’s common stock from the date of grant ($8.21).

(2)	Effective September 6, 2022 Mr. Fink resigned from the Board of Directors.

On September 8, 2022, the Board of Directors determined that the compensation payable to directors as Board fees for the next year ending with the 2023 annual meeting of stockholders will be $90,000 ($40,000 in cash and $50,000 in restricted stock). In addition, effective September 8, 2022, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$25,000
Audit Committee	$8,000	$5,000
Compensation Committee	$6,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000
Strategic Planning and Capital Allocation Committee	$4,000	$4,000

The restricted stock fees vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders.  The number of restricted shares granted to each director was 7,485 determined by dividing the amount of the fee by the closing price of the Company’s common stock from the date of grant ($6.68).  Accordingly, on September 8, 2022, Mr. Holdsworth, Ms. Cefali, Mr. Cohenour, Mr. Garland, and Ms. Tidwell was granted 7,485 shares of restricted stock.  The cash fees vests in four equal quarterly installments paid in arrears commencing November 1, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 2, 2023 for: (i) each director; (ii) the Company’s named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 2, 2023, there were 10,198,700 shares of Common Stock issued and outstanding.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned

Mark K. Holdsworth	616,514		6.0%

Robert D. Dawson	253,078	(2)	2.4%

Gerald T. Garland	107,682	(3)	1.1%

Peter Yin	107,467	(4)	1.1%

Ray Bibisi	53,785	(5)	*

Sheryl Cefali	42,270	(6)	*

Kay L. Tidwell	7,485		*

Jason Cohenour	7,485		*

All Directors and Officers as a Group (7 Persons)	1,195,766	(7)	11.5%

Greater than 5% stockholders

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	752,935	(8)	7.4%

Renaissance Technologies LLC
800 Third Avenue
New York, New York 10022	599,151	(9)	5.9%

Punch & Associates Investment Management, Inc.
7701 France Ave. So., Suite 300
Edina, MN 55435	574,750	(10)	5.6%

AIGH Investment Partners, L.P.
6006 Berkeley Avenue
Baltimore, MD 21209	512,037	(11)	5.0%

* Less than 1%

(1)

Shares of common stock that could be acquired by a beneficial owner upon exercise of an option within 60 days from October 31, 2022 are considered outstanding for the purpose of computing the percentage of shares beneficially owned by such owner, but are not considered to be outstanding for any other purpose.

(2)	Includes 142,250 shares that Mr. Dawson has the right to acquire upon exercise of options.

(3)	Includes 7,203 shares that Mr. Garland has the right to acquire upon exercise of options.

(4)	Includes 33,532 shares that Mr. Yin has the right to acquire upon exercise of options.

(5)	Includes 41,719 shares that Mr. Bibisi has the right to acquire upon exercise of options.

(6)	Includes 3,082 shares that Ms. Cefali has the right to acquire upon exercise of options

(7)	Includes 227,786 shares that the directors and officers have the right to acquire upon exercise of options.

(8)	Based on the list of record holders maintained by the Company’s transfer agent and representation from Hytek International Ltd.’s representatives.

(9)	Based on a Schedule 13G/A jointly filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 11, 2022.

(10)	Based on a Schedule 13G filed with the SEC by Punch & Associates Investment Management, Inc. on February 14, 2022.

(11)	Based on a Schedule 13G filed with the SEC by AIGH Investment Partners LLC. on July 19, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2022 and 2021:

Fee Category	2022	2021
Audit Fees	$265,635	$223,380
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	86,625	-

Total Fees	$352,260	$223,380

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” We did not incur such audit-related fees from CohnReznick LLP during fiscal 2022 and 2021.

Tax Fees. Includes fees associated with tax compliance at international locations, domestic and international tax advice and planning and assistance with tax audits and appeals.

All Other Fees. Includes the aggregate fees recognized for professional services provide by CohnReznick LLP, other than those services described above, including services related to other permissible advisory services.

ITEM 15.	EXHIBITS

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.  The following exhibits are filed as part of this Annual Report:

3.1	Amended and Restated Articles of Incorporation (previously filed as an exhibit to the Company’s Form 8-K, dated August 31, 2012, which exhibit is incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Form 8-K, dated March 20, 2020, which exhibit is incorporated herein by reference)

4.1	Description of Registrant’s Securities

10.1

Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC regarding the Company’s facilities in San Diego (previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2009, which exhibit is incorporated herein by reference)

10.2

Second Amendment to Lease, dated August 25, 2009, to Multi-Tenant Industrial Gross Lease, effective March 31, 2009, between RF Industries, Ltd. and Walton CWCA Miramar GL 74, LLC (previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2009, which exhibit is incorporated herein by reference)

10.3

Single Tenant Commercial Lease, dated June 15, 2011, between K&K and RF Industries, Ltd. regarding the Company’s lease in Yaphank, New York (previously filed as an exhibit to the Company’s Form 10- K for the year ended October 31, 2011, which exhibit is incorporated herein by reference)

10.4	Form of 2010 Stock Incentive Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is incorporated herein by reference)

10.5

Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is incorporated herein by reference)

10.6

Stock Purchase Agreement, dated January 20, 2014, between RF Industries, Ltd. and Robert A. Portera (previously filed as an exhibit to the Company’s Form 8-K, dated January 21, 2015, which exhibit is incorporated herein by reference)

10.7

Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders. (previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2015, which exhibit is incorporated herein by reference)

10.8

Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date (previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is incorporated herein by reference)

10.9

Multi-Tenant Industrial Gross Lease, effective January 12, 2012, between Comnet Telecom Supply Inc. and EB3, LLC regarding the Company’s lease in East Brunswick, NJ (previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is incorporated herein by reference)

10.10

Third Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the Company, dated April 17, 2014 (previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is incorporated herein by reference)

10.11

Fourth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated January 26, 2017 (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2016, which exhibit is incorporated herein by reference)

10.12

Fifth Amendment To Lease, by and between Icon Miramar Owner Pool 2 West/Northeast/Midwest, LLC and the RF Industries, Ltd., dated June 5, 2017 (previously filed as an exhibit to the Company’s Form 8-K, dated June 21, 2017, which exhibit is incorporated herein by reference)

10.13

Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (previously filed as an exhibit to the Company’s Form 8-K, dated June 9, 2017, which exhibit is incorporated herein by reference)

10.14

Fifth Amendment To Lease, by and between Icon Kimberly Alvin Property, LLC and Comnet Telecom Supply, Inc., dated June 19, 2017 (previously filed as an exhibit to the Company’s Form 8-K, dated June 9, 2017, which exhibit is incorporated herein by reference)

10.15

Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (previously filed as an exhibit to the Company’s Form 8-K, dated July 28, 2017, which exhibit is incorporated herein by reference)

10.16	Form of Indemnification Agreement (previously filed as an exhibit to the Company’s Form 8-K, dated September 12, 2017, which is incorporated herein by reference)#

10.17

Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 6, 2018 (previously filed as an exhibit to the Company’s Form 8-K, dated June 6, 2018, which exhibit is incorporated herein by reference)

10.18

Stock Purchase Agreement between RF Industries, Ltd. and RAP Acquisition Inc., dated October 31, 2018 (previously filed as an exhibit to the Company’s Form 8-K, dated October 31, 2018, which exhibit is incorporated herein by reference)

10.19

Option Agreement Amendment - 2010 Stock Incentive Plan (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2018, which exhibit is incorporated herein by reference)#

10.20

Stock Purchase Agreement between RF Industries, Ltd., DRC Technologies, Inc. and Stockholders of DRC Technologies, Inc., dated November 4, 2019 (previously filed as an exhibit to the Company’s Form 8-K, dated November 5, 2019, which exhibit is incorporated herein by reference)

10.21	2020 Equity Incentive Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 14, 2020, which exhibit is incorporated herein by reference)

10.22	2021 Corporate Goals – Cash and Equity Incentive Plan, dated January 12, 2021 (previously filed as a Form 8-K, dated January 19, 2021, which is incorporated herein by reference)#

10.23

2022 Corporate Goals -- Management Incentive Equity and Cash Compensation Plan, dated January 14, 2022 (previously filed as a Form 8-K, dated January 14, 2022, which is incorporated herein by reference)#

10.24

Amendment To Lease, by and between K&K Unlimited and Cables Unlimited, Inc., dated June 30, 2021 (previously filed as an exhibit to the Company’s Form 8-K, filed on July 2, 2021, which exhibit is incorporated herein by reference)

10.25

Employment Agreement, dated July 16, 2021, by and between RF Industries, Ltd. and Robert D. Dawson (previously filed as an exhibit to the Company’s Form 8-K, dated July 20, 2021, which exhibit is incorporated herein by reference)#

10.26

Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries, Ltd., Wireless Telecom Group, Inc., and Microlab/FXR LLC (previously filed as an exhibit to the Company’s Form 8-K, filed December 17, 2021, which exhibit is incorporated herein by reference.)

10.27

AIRCRE Standard Industrial/Commercial Single-Tenant Lease – Net by and between RF Industries, Ltd. and Sorrento West Properties, Inc., dated February 1, 2022, together with addenda thereto (previously filed as an exhibit to the Company’s Form 8-K, dated February 7, 2022, which exhibit is incorporated herein by reference)

10.28

Loan Agreement dated as of February 25, 2022, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated March 2, 2022, which exhibit is incorporated herein by reference)

10.29

Sixth Amendment to Lease, by and between RF Industries, Ltd. and 7550 Miramar LLC, dated March 1, 2022 (previously filed as an exhibit to the Company’s Form 8-K, dated March 16, 2022, which exhibit is incorporated herein by reference)

10.30

Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B100, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

10.31

Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B200, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

10.32	First Amendment to Lease, dated October 31, 2022, by and between RF Industries, Ltd. and Sorrento West Properties, Inc.

14.1	Code of Ethics (previously filed as an exhibit to the Company’s Form 10-KSB for the year ended October 31, 2003, which exhibit is incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________________________

#      Indicates a management contract or compensatory plan or arrangement.

(Code of Ethics)   previously filed as an exhibit to the Company’s Form 10-KSB for the year ended October 31, 2003, which exhibit is incorporated herein by reference.

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

RF INDUSTRIES, LTD. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	F-2

Consolidated Balance Sheets
October 31, 2022 and 2021	F-5 – F-6

Consolidated Statements of Operations
Years Ended October 31, 2022 and 2021	F-7

Consolidated Statements of Stockholders’ Equity
Years Ended October 31, 2022 and 2021	F-8

Consolidated Statements of Cash Flows
Years Ended October 31, 2022 and 2021	F-9

Notes to Consolidated Financial Statements	F-10 – F-23

*       *       *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RF Industries, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2022, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Goodwill and Tradename with indefinite life arising from the acquisition of Schroff Technologies International, Inc. (“Schrofftech”) (Notes 1 to the Consolidated Financial Statements)

Critical Audit Matter

As disclosed in the consolidated financial statements, the Company has goodwill and indefinite lived intangible assets of $8.1 million and $1.17 million, respectively, as of October 31, 2022. Approximately 13.9% of goodwill and 44.1% of indefinite lived intangibles relate to the acquisition of Schrofftech. Goodwill is tested for impairment at least annually at the reporting unit level using either a qualitative or quantitative approach. Under the quantitative approach to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. Generally, the Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies. Similarly, the indefinite lived intangible assets are not amortized but rather are tested by management for impairment at least annually using a relief from royalty model to estimate the fair value as compared to its carrying value.

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

Given these factors, auditing management’s quantitative impairment tests for goodwill and indefinite lived intangible assets was challenging, subjective, and complex and required a high degree of auditor judgment.

How Our Audit Addressed the Critical Audit Matter

Our audit procedures related to the fair value of goodwill for the Schrofftech Reporting Unit and the Schrofftech indefinite lived intangible assets included the following, among others:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment;
●

We gained an understanding of the process to estimate future cashflows, including methods, data, and significant assumptions used, in developing the discounted cashflow analysis as well as tested the reasonableness of the underlying data used by the Company in its analyses;

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

Acquisition of Microlab/FXR LLC (“Microlab”) (Notes 1 and 2 to the Consolidated Financial Statements)

Critical Audit Matter

As described in Note 2 to the financial statements, on March 1, 2022, the Company completed the acquisition of Microlab/FXR, LLC for a total acquisition price of $24.5 million. The Company accounted for the acquisitions as business combinations under Accounting Standards Codification 805, Business Combinations. Under this method, the Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, including customer relationships, tradenames, backlog and proprietary technology intangible assets. The fair values assigned are based on estimates and assumptions determined by management that were inherently uncertain. Certain assumptions are forward-looking and could be affected by future economic and market conditions.

We identified the valuation of the customer relationships, tradenames, backlog and proprietary technology intangible assets as a critical audit matter because of the significant assumptions made by management to determine the fair value for purposes of the purchase price allocation. Those assumptions included revenue growth rates and EBITDA (together, the “forecasts”), as well as discount and customer attrition rates and estimates of the costs to continue to develop the technology.

Given these factors, auditing management’s quantitative impairment tests for goodwill and indefinite lived intangible assets was challenging, subjective, and complex and required a high degree of auditor judgment.

How Our Audit Addressed the Critical Audit Matter

Our audit procedures related to the acquisition of Microlab included the following, among others:

●

We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the valuation of intangible assets acquired in a business combination, evaluating management’s significant accounting policies related to accounting for business combinations and valuation of intangible assets for reasonableness and obtaining documentation prepared by management to understand the Company’s accounting for the acquisition of Microlab. This included management’s review of the valuation models, the significant underlying assumptions used to develop estimates and the reasonableness of the data used in the valuations.

●

We tested the estimated fair value of the acquired customer relationships, tradenames, backlog and proprietary technology intangible assets. In order to do so, we evaluated (1) whether material intangible assets were properly identified, (2) the significant assumptions discussed above that were used in valuing these intangible assets and (3) the reasonableness of the underlying data used by the Company in its analyses.

●

We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, and internal communications to management and board of directors. Professionals with valuation skill and knowledge were used to assist in the evaluation of the (1) valuation methodology and (2) the discount and customer attrition rates utilized, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the rates selected by management. We also evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ CohnReznick LLP

We are uncertain as to the year CohnReznick LLP became the Company’s auditor as 1995 is the earliest year of which we have knowledge.

Tysons, Virginia

January 24, 2023

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2022 AND 2021

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,532	$13,053
Trade accounts receivable, net of allowance for doubtful accounts of $126 and $87, respectively	14,812	13,523
Inventories	21,054	11,179
Other current assets	5,849	2,893
TOTAL CURRENT ASSETS	46,247	40,648

Property and equipment:
Equipment and tooling	4,497	3,986
Furniture and office equipment	3,447	1,086
	7,944	5,072
Less accumulated depreciation	4,771	4,364
Total property and equipment, net	3,173	708

Operating lease right of use assets, net	13,480	1,453
Goodwill	8,085	2,467
Amortizable intangible assets, net	15,296	2,739
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	1,816	389
Other assets	295	70
TOTAL ASSETS	$89,566	$49,648

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2022 AND 2021

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2022	2021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,652	$3,504
Accrued expenses	8,814	5,034
Current portion of Term Loan	2,424	-
Current portion of operating lease liabilities	1,887	832
Income taxes payable	759	-
TOTAL CURRENT LIABILITIES	19,536	9,370

Operating lease liabilities	15,025	675
Term Loan, net of debt issuance cost	13,136	-
TOTAL LIABILITIES	47,697	10,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,193,287 and 10,058,571 shares issued and outstanding at October 31, 2022 and 2021, respectively	102	101
Additional paid-in capital	25,118	24,301
Retained earnings	16,649	15,201
TOTAL STOCKHOLDERS' EQUITY	41,869	39,603
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,566	$49,648

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2022 AND 2021

(In thousands, except share and per share amounts)

	Twelve Months Ended October 31,
	2022	2021

Net sales	$85,254	$57,424
Cost of sales	60,705	39,656

Gross profit	24,549	17,768

Operating expenses:
Engineering	2,913	1,479
Selling and general	19,448	11,874
Total operating expenses	22,361	13,353

Operating income	2,188	4,415

Other (expense) income	(601)	2,802

Income before provision for income taxes	1,587	7,217
Provision for income taxes	139	1,036

Consolidated net income	$1,448	$6,181

Earnings per share:
Basic	$0.14	$0.62
Diluted	$0.14	$0.61

Weighted average shares outstanding:
Basic	10,120,254	9,978,683
Diluted	10,242,417	10,154,239

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2022 AND 2021

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2020	9,814,118	$98	$22,946	$9,020	$32,064

Exercise of stock options	195,528	2	603	-	605

Stock-based compensation expense	-	-	769	-	769

Issuance of restricted stock	56,941	1	(1)	-	-

Forfeiture of restricted stock	(5,182)	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,834)	-	(16)	-	(16)

Net income	-	-	-	6,181	6,181

Balance, October 31, 2021	10,058,571	101	24,301	15,201	39,603

Exercise of stock options	60,854	1	149	-	150

Stock-based compensation expense	-	-	689	-	689

Issuance of restricted stock	77,091	-	-	-	-

Tax withholding related to vesting of restricted stock	(3,229)	-	(21)	-	(21)

Net income	-	-	-	1,448	1,448

Balance, October 31, 2022	10,193,287	$102	$25,118	$16,649	$41,869

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2022 AND 2021

(In thousands)

	Twelve Months Ended October 31,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net income	$1,448	$6,181

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	15	29
Depreciation and amortization	1,690	770
Stock-based compensation expense	689	769
Amortization of debt issuance cost	6	-
Tax payments related to shares cancelled for vested restricted stock awards	(21)	(16)
Deferred income taxes	(1,427)	445
PPP Loan and interest forgiveness	-	(2,807)
Changes in operating assets and liabilities:
Trade accounts receivable	1,496	(7,882)
Inventories	(6,150)	(2,592)
Other current assets	(2,894)	(2,079)
Right of use assets	3,378	(35)
Other long-term assets	(225)	(1)
Accounts payable	1,065	2,030
Accrued expenses	3,063	2,479
Income taxes payable	759	(43)
Other long-term liabilities	-	(370)
Net cash provided by (used in) operating activities	2,892	(3,122)

INVESTING ACTIVITIES:
Capital expenditures	(2,675)	(227)
Purchase of Microlab, net of cash acquired ($33)	(24,442)	-
Net cash used in investing activities	(27,117)	(227)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	150	605
Debt issuance cost	(32)	-
Term Loan payments	(1,414)	-
Term Loan	17,000	-
Net cash provided by financing activities	15,704	605

Net decrease in cash and cash equivalents	(8,521)	(2,744)

Cash and cash equivalents, beginning of period	13,053	15,797

Cash and cash equivalents, end of period	$4,532	$13,053

Supplemental cash flow information – income taxes paid	$(314)	$949

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2022, we classified our operations into the following five divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; (iv) C Enterprises, Inc., the subsidiary that designs and manufactures quality connectivity solutions to telecommunications and data communications distributors; (v) Schroff Technologies International, Ltd., the subsidiary that manufactures and markets intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation, and (vi) Microlab, the subsidiary that designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The Cables Unlimited and C Enterprises divisions are Corning Cables Systems CAH ConnectionsSM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Ltd. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”), wholly-owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

No instances of goodwill impairment were identified as of October 31, 2022 and 2021. We considered the impact of the COVID-19 related economic slowdown on our evaluation of goodwill impairment indicators as of October 31, 2022 as well as consideration of positive factors including backlog and sell-through subsequent to October 31, 2022. Although no goodwill impairment indicators were identified, it is possible that impairments could emerge as the impact of the crisis becomes clearer, and those impairment losses could be material.

On June 15, 2011, we completed the acquisition of Cables Unlimited. Goodwill related to this acquisition is included within the Cables Unlimited reporting unit. As of May 19, 2015, we completed the acquisition of the CompPro product line. Goodwill related to this acquisition is included within the RF Connector and Cable Assembly Division. Effective June 1, 2015, we completed the acquisition of Rel-Tech. Goodwill related to this acquisition is included within the Rel-Tech reporting unit. On March 15, 2019, we completed the acquisition of C Enterprises; however, no goodwill resulted from this transaction. On November 4, 2019, we completed the acquisition of Schrofftech. Goodwill related to this acquisition is included within the Schrofftech reporting unit. On March 1, 2022, we completed the acquisition of Microlab. Goodwill related to this acquisition is included within the Microlab reporting unit.

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

No instances of impairment were identified as of October 31, 2022 or 2021.

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

As of October 31, 2022 and 2021, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2022 and 2021 (in thousands):

	2022	2021
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(334)	(289)
	89	134

Customer relationships (estimated lives 7 - 15 years)	6,058	5,058
Accumulated amortization	(3,074)	(2,711)
	2,984	2,347

Backlog (estimated life 1 - 2 years)	327	287
Accumulated amortization	(313)	(287)
	14	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(143)	(110)
	225	258

Tradename (estimated life 15 years)	1,700	-
Accumulated amortization	(76)	-
	1,624	-

Proprietary Technology (estimated life 10 years)	11,100	-
Accumulated amortization	(740)	-
	10,360	-

Totals	$15,296	$2,739

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense was $1,282,000 and $442,000 for the years ended October 31, 2022 and 2021, respectively. The weighted-average amortization period for the amortizable intangible assets is 9.48 years.

There was no impairment to trademarks for the years ended October 31, 2022 and 2021.

Estimated amortization expense related to finite-lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2023	$1,701
2024	1,688
2025	1,643
2026	1,643
2027	1,643
Thereafter	6,978
Total	$15,296

Advertising

We expense the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $333,000 and $314,000 in 2022 and 2021, respectively.

Research and development

Research and development costs are expensed as incurred. Our research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2022 and 2021, we recognized $2,913,000 and $1,479,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2022 and 2021, charges related to stock-based compensation amounted to approximately $689,000 and $769,000, respectively. For the fiscal years ended October 31, 2022 and 2021, all stock-based compensation is classified in selling and general and engineering expense.

Earnings per share

Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable upon the exercise of stock options in any period for the years ended October 31, 2022 and 2021, that were not included in the computation because they were anti-dilutive, totaled 508,889 and 386,364, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2022	2021
Numerators:
Consolidated net income (A)	$1,448,000	$6,181,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	10,120,254	9,978,683
Add effects of potentially dilutive securities - assumed exercise of stock options	122,163	175,556

Weighted average shares outstanding for diluted earnings per share (C)	10,242,417	10,154,239

Basic earnings per share (A)/(B)	$0.14	$0.62

Diluted earnings per share (A)/(C)	$0.14	$0.61

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

Recently issued accounting pronouncements adopted:

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance also still gives entities the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard as of November 1, 2020, the beginning of our fiscal 2021, applying this prospectively. The adoption of the standard did not result in an impairment charge as of October 31, 2022 or October 31, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance was effective for the Company beginning on November 1, 2021 and prescribes different transition methods for the various provisions. The adoption of this standard had no material impact on the Company’s consolidated financial statements or related disclosures.

Note 2 – Business acquisition

On March 1, 2022, the Company completed its purchase (the “Purchase Transaction”) of 100% of the issued and outstanding membership interests of Microlab, a New Jersey limited liability company, from Wireless Telecom Group, Inc, a New Jersey corporation (the “Seller”) pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 16, 2021, with the Seller. The consideration for the Purchase Transaction was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under the Term Loan (as defined in Note 11) and paid the remaining amount of the cash purchase price with cash on hand. During the three months ended July 31, 2022, we paid an additional $225,000 in purchase consideration as a result of certain post-closing adjustments relating to net working capital.

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

The acquisition closed on March 1, 2022, accordingly, subsequent to March 1, 2022, Microlab’s financial results have been included in the results of the RF Connector and Cable Assembly (“RF Connector”) segment as well as in the consolidated statements of operations. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Total costs, as of October 31, 2022, related to the acquisition of Microlab were approximately $1.3 million and have been expensed as incurred and categorized in selling and general expenses.

The following table summarizes the components of the purchase price at fair values at March 1, 2022:

Cash consideration paid at closing	$24,250,000
Post-closing adjustment	225,000
Total consideration transferred	$24,475,000

The following table summarizes the allocation of the preliminary purchase price at fair value at March 1, 2022:

Current assets	$6,620,000
Property and equipment	198,000
Intangible assets	13,840,000
Goodwill	5,617,000
Non-interest bearing liabilities	(1,800,000)
Net assets acquired at fair value	$24,475,000

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

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	Twelve Months Ended October 31,
	2022	2021

Revenue	$91,358	$73,727
Net income	1,959	7,537

Earnings per share
Basic	$0.19	$0.75
Diluted	$0.19	$0.74

Basic	10,120,254	9,978,683
Diluted	10,242,417	10,154,239

Note 3 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At October 31, 2022, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.1 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	October 31,
	2022	2021
Wireless provider	20%	21%
Distributor A	*	11%

* Less than 10%

For the year ended October 31, 2022, a wireless carrier customer accounted for approximately 20% of total sales. The same customer had accounts receivable balances that accounted for 14% of the total net accounts receivable balance at October 31, 2022. Another distributor customer accounted for less than 10% of total sales and for 19% of the total net accounts receivable. For the year ended October 31, 2021, the same wireless carrier accounted for approximately 21% of total sales, and a distributor accounted for 11% of total sales. These two customers’ accounts receivable balances each accounted for approximately 28% and 8% of the total net accounts receivable balance at October 31, 2021. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2022	2021

Raw materials and supplies	$15,238	$6,422
Work in process	439	381
Finished goods	5,377	4,376

Totals	$21,054	$11,179

One vendor accounted for 27% of inventory purchases during the fiscal year ended October 31, 2022, and one vendor accounted for 26% of inventory purchases for the fiscal year ended October 31, 2021. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	2022	2021

Employee retention credit ("ERC")	$1,636	$1,774
Prepaid taxes	-	314
Prepaid expense	972	439
Reimbursement for tenant improvments	2,810	-
Other	431	366

Totals	$5,849	$2,893

Pursuant to the CARES Act, eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. As of October 31, 2022, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 6 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2022	2021

Wages payable	$3,634	$2,607
Accrued receipts	2,136	1,711
Other accrued expenses	1,847	716
Tenant improvements payable	1,197	-
Totals	$8,814	$5,034

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2022, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended October 31, 2022 and 2021 (in thousands):

	2022	2021

United States	$74,919	$54,960
Foreign Countries:
Canada	6,765	1,856
Italy	1,670	-
Mexico	106	130
All Other	1,794	478
	10,335	2,464

Totals	$85,254	$57,424

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2022 and 2021 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2022	Cable Assembly	Assembly	Corporate	Total
Net sales	$31,157	$54,097	$-	$85,254
Income (loss) before benefit from income taxes	2,421	2,303	(3,137)	1,587
Depreciation and amortization	1,109	581	-	1,690
Total assets	49,468	27,606	12,492	89,566

2021
Net sales	$15,622	$41,802	$-	$57,424
Income (loss) before benefit from income taxes	2,494	1,921	2,802	7,217
Depreciation and amortization	141	629	-	770
Total assets	7,367	25,875	16,406	49,648

*  For the 12 months ended October 31, 2021, other income consists of the $2.8M PPP Loans that were forgiven.

Note 8 – Income tax provision

The provision (benefit) for income taxes for the fiscal years ended October 31, 2022 and 2021 consists of the following (in thousands):

	2022	2021
Current:
Federal	$1,252	$401
State	225	189
	1,477	590

Deferred:
Federal	(1,054)	323
State	(284)	123
	(1,338)	446

	$139	$1,036

Income tax at the federal statutory rate is reconciled to our actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2022		2021
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Income taxes at federal statutory rate	$333	21.0%	$1,516	21.0%
State tax provision, net of federal tax benefit	60	3.8%	246	3.4%
Nondeductible differences:
Stock options	19	1.2%	(86)	-1.2%
PPP loan forgiveness	-	0.0%	(588)	-8.1%
Permanent differences	5	0.3%	5	0.1%
R&D credits	(219)	-13.6%	(51)	-0.7%
Foreign derived intangible income	(68)	-4.3%	(15)	-0.2%
ASC 740-10 Liability	(7)	-0.4%	29	0.4%
Section 481(a) adjustment	142	8.9%	-	0.0%
Return-to-provision adjustments	(126)	-7.9%	-	0.0%
Other	-	-0.0%	(20)	-0.3%
	$139	9.2%	$1,036	14.4%

Our total deferred tax assets and deferred tax liabilities at October 31, 2022 and 2021 are as follows (in thousands):

	2022	2021

Deferred Tax Assets:
Reserves	$404	$383
Accrued vacation	294	241
Stock-based compensation awards	168	144
Uniform capitalization	173	134
Lease liability	4,169	366
State Taxes	72	52
Other	36	25
Total deferred tax assets	5,316	1,345

Deferred Tax Liabilities:
Amortization / intangible assets	(29)	(487)
Change in ROU assets	(3,335)	(357)
Depreciation / equipment and furnishings	(136)	(112)
Total deferred tax liabilities	(3,500)	(956)

Total net deferred tax assets (liabilities)	$1,816	$389

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

The provision (benefit) for income taxes was $0.1 million or 9.2% and $1.0 million or 14.4% of income before income taxes for fiscal 2022 and 2021, respectively. The fiscal 2022 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the tax benefit from research and development tax credits and foreign derived intangible income deduction and the tax expense associated with tax accounting method changes.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total uncertain tax positions in fiscal years ended October 31, 2022 and 2021 are as follows:

	2022	2021
Balance, at beginning of year	$141	$107
Increase for tax positions related to the current year	50	44
Increase for tax positions related to prior years	(29)	(1)
Increase for interest and penalties	-	2
Statute of Limitations Expirations	(28)	(11)
Balance, at end of year	$134	$141

We had gross unrecognized tax benefits of $121,000 and $128,000 attributable to U.S. federal and California research tax credits as of October 31, 2022 and 2021, respectively. During fiscal 2022, the decrease in our gross unrecognized tax benefit was primarily related to statute expirations and adjustments for prior year federal and California research tax credits. The uncertain tax benefit is recorded as income taxes payable in our consolidated balance sheet and if recognized in the future would impact our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized expense of approximately $13,000 and $13,000 during the years ended October 31, 2022 and 2021, respectively. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but we do not anticipate that our accrual for uncertain tax positions will change by a material amount over the next 12-month period.

We are subject to taxation in the United States and state jurisdictions. Our tax years for October 31, 2019 and forward are subject to examination by the United States and October 31, 2018 and forward with state tax authorities.

Note 9 – Stock options

Incentive and non-qualified stock option plans

On July 22, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). In September 2020, the Company’s stockholders approved the 2020 Plan by vote as required by NASDAQ. An aggregate of 1,250,000 shares of common stock was set aside and reserved for issuance under the 2020 Plan. As of October 31, 2022, 916,369 shares of common stock were remaining for future grants of stock options under the 2020 Plan.

Additional disclosures related to stock option plans

On January 12, 2021, we granted a total of 33,500 shares of restricted stock and 67,000 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 12, 2022; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire ten years from the date of grant.

On July 16, 2021, our Chief Executive Officer was granted incentive stock options to purchase 50,000 shares. These options immediately vested on the date of grant, and expire ten years from the date of grant.

On January 10, 2022, we granted a total of 39,666 shares of restricted stock and 106,001 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2023; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire ten years from the date of grant.

On May 2, 2022, we granted a total of 39,000 incentive stock options to the following:

●

One employee was granted 12,000 incentive stock options. These options vested with respect to 3,000 shares on the date of grant, and the remaining shares vests in equal installments thereafter on each of the next three anniversaries of May 2, 2022. The options expire ten years from the date of grant.

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

No other shares or options were granted to Company employees during fiscal 2022.

The fair value of each option granted in 2022 and 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2022	2021
Weighted average volatility	53.36%	52.34%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	1.47%	0.58%
Weighted average fair value of options granted during the year	$3.77	$3.38
Weighted average fair value of options vested during the year	$2.32	$3.41

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

Additional information regarding all of our outstanding stock options at October 31, 2022 and 2021 and changes in outstanding stock options in 2022 and 2021 follows:

	2022		2021
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	618,858	$5.33	789,179	$4.66
Options granted	145,001	$6.94	117,000	$6.57
Options exercised	(60,854)	$2.45	(195,528)	$3.10
Options canceled or expired	(12,000)	$7.58	(91,793)	$5.88
Options outstanding at end of year	691,005	$5.87	618,858	$5.33

Options exercisable at end of year	366,714	$6.13	313,381	$5.95

Options vested and expected to vest at end of year	685,154	$5.88	618,522	$5.35

Option price range at end of year	$1.90 - $8.69		$1.90 - $8.69
			$
Aggregate intrinsic value of options exercised during year	$245,420		$642,181

Weighted average remaining contractual life of options outstanding as of October 31, 2022: 6.61 years

Weighted average remaining contractual life of options exercisable as of October 31, 2022: 5.91 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2022: 6.62 years

Aggregate intrinsic value of options outstanding at October 31, 2022: $518,000

Aggregate intrinsic value of options exercisable at October 31, 2022: $265,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2022: $513,000

As of October 31, 2022, $685,000 and $594,000 of expense with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.19 and 0.95 years, respectively.

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

Note 10 – Retirement plan

We have a 401(k) plan available to our employees. For the years ended October 31, 2022 and 2021, we contributed and recognized as an expense $488,000 and $413,000, respectively, which amounts represented 3% of eligible employee earnings under the Company’s Safe Harbor Non-elective Employer Contribution Plan.

Note 11 – Term Loan, Line of credit and PPP loans

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

As of October 31, 2022, we have borrowed $15,586,000 under the Term Loan while we have not borrowed any amounts under the Revolving Credit Facility.

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

Note 12 – Related party transactions

A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited’s monthly rent expense under the lease is $16,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2022, we paid a total of $180,000 under the leases.

During fiscal 2022, we paid royalties to Elmec Ltd. (“Elmec”), a European-based company that owns the intellectual property that is used in Schrofftech’s products. One third of Elmec is jointly owned by David Therrien and Richard DeFelice, two of the former owners and current President and Vice President, respectively, of Schrofftech. For the year ended October 31, 2022, we paid a total of $19,000 of royalty payments to Elmec, and have accrued an additional $4,000 as of October 31, 2022. The expenses related to these transactions are included in cost of goods sold.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during fiscal year 2022. Nor did we pay any dividends during fiscal year 2021.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended October 31, 2022 were as follows (in thousands):

Fiscal Year Ended
October 31, 2022
Operating lease cost	$1,833
Short-term lease cost	1

Other information related to leases was as follows (in thousands):

October 31, 2022
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$13,352

Weighted Average Remaining Lease Term
Operating leases (in months)	113.72

Weighted Average Discount Rate
Operating leases	3.75%

Future minimum lease payments under non-cancellable leases as of October 31, 2022 were as follows (in thousands):

Year ended October 31,	Operating Leases

2023	$2,467
2024	1,991
2025	1,796
2026	1,835
Thereafter	12,306
Total future minimum lease payments	20,395
Less imputed interest	(3,483)
Total	$16,912

Reported as of October 31, 2022	Operating Leases
Other current liabilities	$1,887
Operating lease liabilities	15,025
Finance lease liabilities	-
Total	$16,912

As of October 31, 2022, operating lease ROU asset was $13.5 million and operating lease liability totaled $16.9 million, of which $1.9 million is classified as current. There were no finance leases as of October 31, 2022.

Note 15 – Subsequent event

In January 2023, we received a refund of $1.2 million related to the ERC, of which $1.6 million was in Other Current Assets as of October 31, 2022.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 24, 2023	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 24, 2023	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2023	By:	/s/ PETER YIN
Peter Yin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: January 24, 2023	By:	/s/ MARK K. HOLDSWORTH
Mark K. Holdsworth, Chairman of the Board of Directors

Date: January 24, 2023	By:	/s/ SHERYL CEFALI
Sheryl Cefali, Director

Date: January 24, 2023	By:	/s/ JASON COHENOUR
Jason Cohenour, Director

Date: January 24, 2023	By:	/s/ GERALD T. GARLAND
Gerald T. Garland, Director

Date: January 24, 2023	By:	/s/ KAY L. TIDWELL
Kay L. Tidwell, Director