Form 10-Q
period 2023-01-31
R F INDUSTRIES LTD
filed 2023-03-13
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-13301

RF INDUSTRIES, LTD.

(Exact name of registrant as specified in its charter)

Nevada	88-0168936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16868 Via Del Campo Court, Suite 200 San Diego, California	92127
(Address of principal executive offices)	(Zip Code)
(858) 549-6340
(Registrant’s telephone number, including area code) 7610 Miramar Road, Bldg. 6000, San Diego, CA 92126-4202 (Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value per share	RFIL	NASDAQ Global Market

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 10, 2023 was 10,291,067.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2023	2022
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,770	$4,532
Trade accounts receivable, net of allowance for doubtful accounts of $271 and $126, respectively	13,905	14,812
Inventories	20,937	21,054
Other current assets	3,184	5,849
TOTAL CURRENT ASSETS	41,796	46,247

Property and equipment:
Equipment and tooling	4,622	4,497
Furniture and office equipment	4,452	3,447
	9,074	7,944
Less accumulated depreciation	4,881	4,771
Total property and equipment, net	4,193	3,173

Operating lease right of use assets, net	12,708	13,480
Goodwill	8,085	8,085
Amortizable intangible assets, net	14,865	15,296
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	1,952	1,816
Other assets	295	295
TOTAL ASSETS	$85,140	$89,566

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2023	2022
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,849	$5,652
Accrued expenses	5,568	8,814
Deferred revenue	1,133	-
Current portion of Term Loan	2,424	2,424
Current portion of operating lease liabilities	1,728	1,887
Income taxes payable	1,042	759
TOTAL CURRENT LIABILITIES	16,744	19,536

Operating lease liabilities	14,866	15,025
Term Loan, net of debt issuance cost	12,532	13,136
TOTAL LIABILITIES	44,142	47,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,291,067 and 10,193,287 shares issued and outstanding at January 31, 2023 and October 31, 2022, respectively	103	102
Additional paid-in capital	25,408	25,118
Retained earnings	15,487	16,649
TOTAL STOCKHOLDERS' EQUITY	40,998	41,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,140	$89,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2023	2022

Net sales	$18,343	$16,918
Cost of sales	13,257	12,834

Gross profit	5,086	4,084

Operating expenses:
Engineering	961	454
Selling and general	5,294	3,992
Total operating expenses	6,255	4,446

Operating loss	(1,169)	(362)

Other (expense) income	(153)	5

Loss before provision for income taxes	(1,322)	(357)
Benefit from income taxes	(160)	(80)

Consolidated net loss	$(1,162)	$(277)

Loss per share:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)

Weighted average shares outstanding:
Basic	10,222,540	10,067,186
Diluted	10,222,540	10,067,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended January 31, 2023
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2022	10,193,287	$102	$25,118	$16,649	$41,869

Exercise of stock options	45,000	-	85	-	85

Stock-based compensation expense	-	-	212	-	212

Issuance of restricted stock	54,092	1	-	-	1

Tax withholding related to vesting of restricted stock	(1,312)	-	(7)	-	(7)

Consolidated net loss	-	-	-	(1,162)	(1,162)

Balance, January 31, 2023	10,291,067	$103	$25,408	$15,487	$40,998

	For the Three Months ended January 31, 2022
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2021	10,058,571	$101	$24,301	$15,201	$39,603

Stock-based compensation expense	-	-	139	-	139

Issuance of restricted stock	39,666	-	-	-	-

Tax withholding related to vesting of restricted stock	(2,062)	-	(13)	-	(13)

Consolidated net loss	-	-	-	(277)	(277)

Balance, January 31, 2022	10,096,175	$101	$24,427	$14,924	$39,452

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net loss	$(1,162)	$(277)

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	64	(4)
Depreciation and amortization	541	180
Stock-based compensation expense	212	139
Amortization of debt issuance cost	2	-
Tax payments related to shares cancelled for vested restricted stock awards	(7)	(13)
Deferred income taxes	(136)	23
Changes in operating assets and liabilities:
Trade accounts receivable	843	3,013
Inventories	117	(2,299)
Other current assets	2,665	(693)
Right of use assets	383	(15)
Accounts payable	(803)	(122)
Accrued expenses	(3,246)	625
Deferred revenue	1,133	-
Income taxes payable	283	-
Net cash provided by operating activities	889	557

INVESTING ACTIVITIES:
Capital expenditures	(1,130)	(103)
Net cash used in investing activities	(1,130)	(103)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	85	-
Term Loan payments	(606)	-
Net cash used in financing activities	(521)	-

Net (decrease) increase in cash and cash equivalents	(762)	454

Cash and cash equivalents, beginning of period	4,532	13,053

Cash and cash equivalents, end of period	$3,770	$13,507

Supplemental cash flow information – income taxes paid	$-	$156

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included in order to make the information not misleading. Information included in the consolidated balance sheet as of October 31, 2022 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2022 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2022 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ending October 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2022 include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). The unaudited condensed consolidated financial statements for the three months ended January 31, 2023 include the accounts of RF Industries, Ltd. and our five wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Inc. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”). Microlab is a wholly-owned subsidiary that RF Industries, Ltd. acquired on March 1, 2022. For periods on or before January 31, 2022, references herein to the “Company”, “we”, “ us”, or “ our”  shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech and for all periods after January 31, 2022, reference to the “Company”, “ we”, “ us”, or “our” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech and Microlab. All intercompany balances and transactions have been eliminated in consolidation.

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

As of January 31, 2023 and October 31, 2022, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our unaudited condensed consolidated financial statements.

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

The acquisition was accounted for with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by an independent third-party specialist. Microlab designs and manufactures high-performance radio frequency and microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The Microlab acquisition further diversifies and strengthens the portfolio of products that we offer to the market and allows us to provide a more complete solution to our customers in key market segments. All manufacturing operations are performed at Microlab’s facilities in New Jersey.

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

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	Three Months Ended January 31,
	2023	2022

Revenue	$18,343	$21,969
Net (loss) income	(1,162)	839

Earnings per share
Basic	$(0.11)	$0.08
Diluted	$(0.11)	$0.08

Basic	10,222,540	10,067,186
Diluted	10,222,540	10,215,815

Note 3 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2023, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $2.6 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended January 31,
	2023	2022
Wireless provider	15%	32%

For the three months ended January 31, 2023, one wireless carrier customer accounted for 15% of net sales and 16% of total net accounts receivable balance. For the three months ended January 31, 2022, one wireless carrier customer accounted for 32% of net sales and 37% of total net accounts receivable balance. Although this customer has been a significant customer of the Company, the written agreements with this customer do not have any minimum purchase obligations and this customer could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2023	October 31, 2022

Raw materials and supplies	$14,823	$15,238
Work in process	615	439
Finished goods	5,499	5,377

Totals	$20,937	$21,054

For the three months ended January 31, 2023, two vendors accounted for 12% and 10% of inventory purchases. For the three months ended January 31, 2022, two vendors accounted for 30% and 10% of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2023	October 31, 2022

Employee retention credit ("ERC")	$396	$1,636
Prepaid expense	1,188	972
Reimbursement for tenant improvements	1,321	2,810
Other	279	431

Totals
	$3,184	$5,849

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act), eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. As of January 31, 2023, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 6 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2023	October 31, 2022

Wages payable	$2,400	$3,634
Accrued receipts	998	2,136
Other accrued expenses	1,712	1,847
Tenant improvements payable	458	1,197

Totals	$5,568	$8,814

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended January 31, 2023 and 2022, we reported a net loss, and in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 749,488 and 459,889 shares for the three months ended January 31, 2023 and 2022, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2023	2022

Weighted average shares outstanding for basic earnings per share	10,222,540	10,067,186

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted earnings per share	10,222,540	10,067,186

Note 8 – Stock-based compensation and equity transactions

On January 10, 2022, we granted a total of 39,666 shares of restricted stock and 106,001 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2023; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire 10 years from the date of grant.

On January 10, 2023, we granted a total of 54,092 shares of restricted stock and 108,181 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2024; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. Also on January 10, 2023, we granted another manager 50,000 incentive stock options. These options vested in five equal installments on the anniversaries of January 10, 2023. All incentive stock options expire 10 years from the date of grant.

No other shares or options were granted to company employees during the three months ended January 31, 2023 and 2022.

The weighted average fair value of employee stock options that were granted during the three months ended January 31, 2023 and 2022 was estimated to be $3.21 and $3.84, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2023	2022
Risk-free interest rate	3.76%	1.23%
Dividend yield	0.00%	0.00%
Expected life of the option (years)	7.00	7.00
Volatility factor	54.30%	53.35%

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2023 and 2022 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 9 of our Annual Report on Form 10-K for the year ended October 31, 2022. A summary of the status of the options granted under our stock option plans as of January 31, 2023 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2022	691,005	$5.87
Options granted	158,181	$5.46
Options exercised	(45,000)	$1.90
Options cancelled	-	$-
Options outstanding at January 31, 2023	804,186	$6.01
Options exercisable at January 31, 2023	385,216	$6.69
Options vested and expected to vest at January 31, 2023	798,697	$6.02

Weighted average remaining contractual life of options outstanding as of January 31, 2023: 7.18 years

Weighted average remaining contractual life of options exercisable as of January 31, 2023: 6.09 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2023: 7.18 years

Aggregate intrinsic value of options outstanding at January 31, 2023: $341,674

Aggregate intrinsic value of options exercisable at January 31, 2023: $124,696

Aggregate intrinsic value of options vested and expected to vest at January 31, 2023: $337,451

As of January 31, 2023, $1,096,683 and $777,069 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.83 and 1.32 years, respectively.

Stock option expense

During the three months ended January 31, 2023 and 2022, stock-based compensation expense totaled $212,000 and $139,000, respectively, and was classified in selling and general expense.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2023, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

The RF Connector segment consists of two divisions and the Custom Cabling segment consists of four divisions. The six divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales: sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end user.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,
	2023	2022

United States	$16,104	$16,418
Foreign Countries:
Canada	584	297
Italy	1,098	-
Mexico	1	25
All Other	556	178
	2,239	500

Totals	$18,343	$16,918

Net sales, income (loss) before benefit for income taxes and other related segment information for the three months ended January 31, 2023 and 2022 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2023	Cable Assembly	Assembly	Corporate	Total
Net sales	$9,057	$9,286	$-	$18,343
Income (loss) before benefit for income taxes	246	(921)	(647)	(1,322)
Depreciation and amortization	394	147	-	541
Total assets	50,973	24,966	9,201	85,140

2022
Net sales	$3,923	$12,995	$-	$16,918
Income (loss) before provision for income taxes	56	314	(727)	(357)
Depreciation and amortization	37	143	-	180
Total assets	7,572	24,635	17,529	49,736

Note 10 – Income taxes

We use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine the quarterly provision (benefit) for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

We recorded income tax benefits of $160,000 and $80,000 for the three months ended January 31, 2023 and 2022, respectively. The effective tax rate was 12.3% for the three months ended January 31, 2023, compared to 22.3% for the three months ended January 31, 2022 was primarily driven by the increased benefit from research and development tax credits.

We had $199,000 and $121,000 of unrecognized tax benefits, inclusive of interest and penalties, as of January 31, 2023 and October 31, 2022, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $195,000 as of January 31, 2023.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	January 31, 2023	October 31, 2022
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(345)	(334)
	78	89

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,170)	(3,074)
	2,888	2,984

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(323)	(313)
	4	14

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(151)	(143)
	217	225

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(104)	(76)
	1,596	1,624

Proprietary Technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(1,018)	(740)
	10,082	10,360

Totals	$14,865	$15,296

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the three months ended January 31, 2023 and the year ended October 31, 2022 was $431,000 and $1,282,000, respectively. As of January 31, 2023, the weighted-average amortization period for the amortizable intangible assets is 9.25 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ending January 31, 2023 were as follows (in thousands):

Three Months Ended
January 31, 2023
Operating lease cost	$762

Other information related to leases was as follows (in thousands):

	January 31, 2023	October 31, 2022
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$13,352

Weighted Average Remaining Lease Term
Operating leases (in months)	113.94	113.72

Weighted Average Discount Rate
Operating leases	3.75%	3.75%

Future minimum lease payments under non-cancellable leases as of January 31, 2023 were as follows:

Year ending October 31,	Operating Leases

2023 (excluding three months ended January 31, 2023)	$1,810
2024	1,991
2025	1,796
2026	1,835
2027	1,874
Thereafter	10,618
Total future minimum lease payments	19,924
Less imputed interest	(3,330)
Total	$16,594

Reported as of January 31, 2023	Operating Leases
Other current liabilities	$1,728
Operating lease liabilities	14,866
Total	$16,594

As of January 31, 2023, operating lease ROU asset was $12.7 million and operating lease liability totaled $16.5 million, of which $1.7 million is classified as current. There were no finance leases as of January 31, 2023.

The Schrofftech facilities, consisting of two buildings for a total of 10,700 square feet, are leased by RF Industries, Ltd. under two leases that were renewed effective February 1, 2022 for two years expiring January 31, 2024. The aggregate monthly rental payment under the new leases currently is $6,720 per month.

Note 13 – Term Loan and Line of credit

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

As of January 31, 2023, we have borrowed $14,980,000 under the Term Loan while we have not borrowed any amounts under the Revolving Credit Facility.

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three months ended January 31, 2023, nor did we pay any dividends during the three months ended January 31, 2022.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person, assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in its expectations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended October 31, 2022 and other reports and filings made with the Securities and Exchange Commission.

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

We operate through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of RF connector, adapter, coupler, divider, and cable products, including coaxial passives and cable assemblies that are used in telecommunications and information technology, OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses, wiring harnesses for a broad range of applications in a diverse set of end markets, energy-efficient cooling systems for wireless base stations and remote equipment shelters and custom designed, pole-ready 4G and 5G small cell integrated enclosures.

For the three months ended January 31, 2023, approximately half of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 51% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 49% of total sales for the three months ended January 31, 2023. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders, and its revenues are therefore, more volatile than the revenues of the RF Connector segment.

We recently moved into new corporate headquarters located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number remains (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. On March 1, 2022, we acquired Microlab. In connection with the purchase of Microlab, we entered into the Credit Facility and borrowed the full $17 million amount available under the Term Loan. As of the date of this report, we have not borrowed any amounts under the Revolving Credit Facility. We believe that our existing assets and the cash we expect to generate from operations (including those of Microlab) and from our current backlog of unfulfilled orders, will be sufficient to fund our liquidity needs during the next 12 months from the date of this filing based on the following:

As of January 31, 2023, we had a total of $3.8 million of cash and cash equivalents compared to a total of $4.5 million of cash and cash equivalents as of October 31, 2022. As of January 31, 2023, we had working capital of $25.1 million and a current ratio of approximately 2.5:1 with current assets of $41.8 million and current liabilities of $16.7 million. On March 1, 2022, we used $7.3 million of our cash to fund a portion of the purchase price paid to acquire Microlab. Nevertheless, we believe that the amount of cash remaining, plus the amount available to us under the Revolving Credit Facility, will be sufficient to fund our anticipated liquidity needs.

As of January 31, 2023, we had $24.5 million of backlog, compared to $27.8 million as of October 31, 2022. The decrease in backlog relates primarily to shipments made against orders for our hybrid fiber cables. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the three months ended January 31, 2023, we generated $0.9 million of cash in our operating activities. This net inflow of cash is primarily related to an increase in other current assets of $2.7 million, the increase in deferred revenue of $1.1 million, the collections of accounts receivable of $0.8 million, $0.5 million from depreciation and amortization, and $0.2 million from stock-based compensation expense. The cash usage was primarily due to accrued expenses of $3.2 million, payments made to our accounts payable $0.8 million and our net loss of $1.2 million. The cash generated by other current assets represents $2.7 million which primarily consists of $1.5 million of reimbursement for tenant improvements and $1.2 million received from ERC.

During the three months ended January 31, 2023, we also spent $1.1 million on capital expenditures, and $0.6 million in Term Loan payments. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds that we received from the exercise of stock options.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment, or financed some of our equipment and furnishings requirements through capital leases. At this time, we have not identified any additional capital equipment purchases that would require significant additional leasing or capital expenditures during the next 12 months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders and our anticipated future operations, we would be able to finance our expansion, if necessary.

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

Results of Operations

Three Months Ended January 31, 2023 vs. Three Months Ended January 31, 2022

Net sales for the three months ended January 31, 2023 (the “fiscal 2023 quarter”) increased by 8.4%, or $1.4 million, to $18.3 million as compared to the three months ended January 31, 2022 (the “fiscal 2022 quarter”). Net sales for the fiscal 2023 quarter at the Custom Cabling segment decreased by $3.7 million, or 28.5%, to $9.3 million, compared to $13.0 million in the fiscal 2022 quarter. The decrease was primarily the result of decreases in sales to customers in the Tier-1 wireless carrier ecosystem related to our small cell products and systems and our hybrid fiber cables compared to the prior year first quarter. Net sales for the fiscal 2023 quarter at the RF Connector segment increased by $5.2 million, or 130.9%, to $9.1 million as compared to $3.9 million in the fiscal 2022 quarter, primarily due to the addition of Microlab which accounted for $5.1 million in sales.

Gross profit for the fiscal 2023 quarter increased by $1.0 million to $5.1 million due to the increase in net sales, and gross margins increased to 27.7% of sales compared to 24.1% of sales in the fiscal 2022 quarter. This is primarily driven by the addition of Microlab.

Engineering expenses increased by $0.5 million to $1.0 million in the fiscal 2023 quarter compared to $0.5 million in the fiscal 2022 quarter primarily due to the addition of Microlab which accounted for $0.3 million of the increase. We also incurred additional engineering expenses during the quarter related to the engineering efforts associated with our integrated systems products. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $1.3 million to $5.3 million (28.9% of sales) compared to $4.0 million (23.6% of sales) in the first quarter last year primarily due to Microlab expenses of $1.3 million. We also incurred a one-time expense related to severance of $50,000 and additional rent expense of $444,000 (of which $387,000 was non-cash) related to lease accounting in the fiscal 2023 quarter.

For the fiscal 2023 quarter, the Custom Cabling segment had a pretax loss of $921,000 while the RF Connector segment had pretax income of $246,000, as compared to $314,000 income and $56,000 of income, respectively, for the comparable first quarter last year. The increase in the pretax net income at the RF Connector segment was primarily due to the acquisition of Microlab. The decrease in pretax income at the Custom Cabling segment was due primarily to the decrease in sales of hybrid fiber cables to a tier-1 wireless customer and a decrease in sales of small cell products and systems to customers in the Tier-1 wireless ecosystem.

The benefit for income taxes was 12% and 22% of loss before income taxes for the fiscal 2023 quarter and the fiscal 2022 quarter, respectively. The change in the effective tax rate from the fiscal 2022 quarter to fiscal 2023 quarter was primarily driven by the disproportionate impact of various permanent book-tax differences with respect to our forecasted book income or loss in each period.

For the fiscal 2023 quarter, net loss was $1.2 million and fully diluted loss per share was $0.11 per share, compared to a net loss of $277,000 and fully diluted loss per share of $0.03 per share for the fiscal 2022 quarter. For the fiscal 2023 quarter, the diluted weighted average shares outstanding was 10,222,540 as compared to 10,067,186 for the fiscal 2022 quarter.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2023, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the interconnect industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on January 24, 2023. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended January 31, 2023 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 2022	-	$-	-	$-
December 2022	-	$-	-	$-
January 2023	1,312	$5.46	-	$-

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

RF INDUSTRIES, LTD.

Date: March 13, 2023	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2023	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)