Form 10-Q
period 2023-04-30
R F INDUSTRIES LTD
filed 2023-06-14
CIK 740664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 14, 2023 was 10,290,377.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2023	2022
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,326	$4,532
Trade accounts receivable, net of allowance for doubtful accounts of $237 and $126, respectively	14,493	14,812
Inventories	20,386	21,054
Other current assets	1,823	5,849
TOTAL CURRENT ASSETS	41,028	46,247

Property and equipment:
Equipment and tooling	4,634	4,497
Furniture and office equipment	4,612	3,447
	9,246	7,944
Less accumulated depreciation	5,078	4,771
Total property and equipment, net	4,168	3,173

Operating lease right of use assets, net	12,408	13,480
Goodwill	8,085	8,085
Amortizable intangible assets, net	14,439	15,296
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	2,522	1,816
Other assets	295	295
TOTAL ASSETS	$84,119	$89,566

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2023	2022
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,105	$5,652
Accrued expenses	5,373	8,814
Current portion of Term Loan	2,424	2,424
Current portion of operating lease liabilities	1,692	1,887
Income taxes payable	298	759
TOTAL CURRENT LIABILITIES	15,892	19,536

Operating lease liabilities	14,493	15,025
Term Loan, net of current portion of debt issuance cost	11,929	13,136
TOTAL LIABILITIES	42,314	47,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,290,377 and 10,193,287 shares issued and outstanding at April 30, 2023 and October 31, 2022, respectively	103	102
Additional paid-in capital	25,634	25,118
Retained earnings	16,068	16,649
TOTAL STOCKHOLDERS' EQUITY	41,805	41,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,119	$89,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

Net sales	$22,298	$21,505	$40,642	$38,423
Cost of sales	16,178	15,425	29,435	28,259

Gross profit	6,120	6,080	11,207	10,164

Operating expenses:
Engineering	882	857	1,845	1,310
Selling and general	4,749	4,477	10,042	8,470
Total operating expenses	5,631	5,334	11,887	9,780

Operating income (loss)	489	746	(680)	384

Other expense	(72)	(107)	(225)	(102)

Income (loss) before (benefit) provision for income taxes	417	639	(905)	282
(Benefit) provision for income taxes	(164)	136	(324)	56

Consolidated net income (loss)	$581	$503	$(581)	$226

Earnings (loss) per share:
Basic	$0.06	$0.05	$(0.06)	$0.02
Diluted	$0.06	$0.05	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	10,290,911	10,107,687	10,256,158	10,087,309
Diluted	10,327,271	10,243,636	10,256,158	10,229,704

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended April 30, 2023
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2023	10,291,067	$103	$25,408	$15,487	$40,998

Stock-based compensation expense	-	-	229	-	229

Tax withholding related to vesting of restricted stock	(690)	-	(3)	-	(3)

Consolidated net income	-	-	-	581	581

Balance, April 30, 2023	10,290,377	$103	$25,634	$16,068	$41,805

	For the Six Months Ended April 30, 2023
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2022	10,193,287	$102	$25,118	$16,649	$41,869

Exercise of stock options	45,000	-	85	-	85

Stock-based compensation expense	-	-	441	-	441

Issuance of restricted stock	54,092	1	-	-	1

Tax withholding related to vesting of restricted stock	(2,002)	-	(10)	-	(10)

Consolidated net loss	-	-	-	(581)	(581)

Balance, April 30, 2023	10,290,377	$103	$25,634	$16,068	$41,805

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(581)	$226

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Bad debt expense	80	6
Depreciation and amortization	1,165	618
Stock-based compensation expense	441	307
Amortization of debt issuance cost	4	1
Tax payments related to shares cancelled for vested restricted stock awards	(10)	(16)
Deferred income taxes	(706)	64
Changes in operating assets and liabilities:
Trade accounts receivable	240	1,692
Inventories	668	(3,987)
Other current assets	4,026	(1,026)
Right of use assets	346	(25)
Other long-term assets	-	(363)
Accounts payable	454	(1,579)
Accrued expenses	(3,441)	2,443
Income taxes payable	(462)	-
Net cash provided by (used in) operating activities	2,224	(1,639)

INVESTING ACTIVITIES:
Capital expenditures	(1,303)	(268)
Purchase of Microlab, net of cash acquired ($33)	-	(24,217)
Net cash used in investing activities	(1,303)	(24,485)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	85	57
Debt issuance cost	-	(32)
Term Loan payments	(1,212)	(202)
Term Loan	-	17,000
Net cash (used in) provided by financing activities	(1,127)	16,823

Net decrease in cash and cash equivalents	(206)	(9,301)

Cash and cash equivalents, beginning of period	4,532	13,053

Cash and cash equivalents, end of period	$4,326	$3,752

Supplemental cash flow information – income taxes paid	$-	$340

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2022 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2022 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2022 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ended October 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2022 include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). The unaudited condensed consolidated financial statements for the three and six months ended April 30, 2023 include the accounts of RF Industries, Ltd. and our five wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Inc. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”). Microlab is a wholly-owned subsidiary that RF Industries, Ltd. acquired on March 1, 2022. For periods on or before January 31, 2022, references herein to the “Company”, “we”, “us”, or “our” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech and for all periods after January 31, 2022, reference to the “Company”, “we”, “us”, or “our” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech and Microlab. All intercompany balances and transactions have been eliminated in consolidation.

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

As of April 30, 2023 and October 31, 2022, the carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

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

The acquisition closed on March 1, 2022, accordingly, subsequent to March 1, 2022, Microlab’s financial results have been included in the results of the RF Connector and Cable Assembly (“RF Connector”) segment as well as in the condensed consolidated statements of operations. The Company expects the goodwill recorded to be deductible for income tax purposes. Acquired amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Total costs, as of October 31, 2022, related to the acquisition of Microlab were approximately $1.3 million and have been expensed as incurred and categorized in selling and general expenses.

The following table summarizes the components of the purchase price at fair values at March 1, 2022:

Cash consideration paid at closing	$24,250,000
Post-closing adjustment	225,000
Total consideration transferred	$24,475,000

The following table summarizes the allocation of the preliminary purchase price at fair value at March 1, 2022:

Current assets	$6,620,000
Property and equipment	198,000
Intangible assets	13,840,000
Goodwill	5,617,000
Noninterest-bearing liabilities	(1,800,000)
Net assets acquired at fair value	$24,475,000

The following unaudited pro forma financial information presents the combined operating results of the Company and Microlab as if the acquisition had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

Revenue	$22,298	$22,559	$40,642	$44,527
Net income (loss)	581	429	(581)	739

Earnings (loss) per share
Basic	$0.06	$0.04	$(0.06)	$0.07
Diluted	$0.06	$0.04	$(0.06)	$0.07

Basic	10,290,911	10,107,687	10,256,158	10,087,309
Diluted	10,327,271	10,243,636	10,256,158	10,229,704

Note 3 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2023, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.1 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Wireless provider	20%	24%	18%	28%

For the three months ended April 30, 2023, a single wireless carrier customer accounted for 20% of net sales and 24% of total net accounts receivable balance. For the six months ended April 30, 2023, the same wireless carrier customer accounted for 18% of net sales and 24% of total net accounts receivable balance; for the three months ended April 30, 2022, it accounted for 24% of net sales and 21% of total net accounts receivable balance; for the six months ended April 30, 2022, it accounted for 28% of net sales and 21% of total net accounts receivable balance. Although this customer has been a significant customer of the Company, the written agreements with this customer do not have any minimum purchase obligations and this customer could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2023	October 31, 2022

Raw materials and supplies	$14,485	$15,238
Work in process	543	439
Finished goods	5,358	5,377

Totals	$20,386	$21,054

For the three months ended April 30, 2023, two vendors accounted for 27% and 12% of inventory purchases. For the three months ended April 30, 2022, one vendor accounted for 35% of inventory purchases. For the six months ended April 30, 2023, one vendor accounted for 20% of inventory purchases and one vendor accounted for 32% of inventory purchases for the six months ended April 30, 2022. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2023	October 31, 2022

Employee retention credit ("ERC")	$396	$1,636
Prepaid expense	1,070	972
Reimbursement for tenant improvements	-	2,810
Other	357	431

Totals	$1,823	$5,849

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the IRS. The period assessed for eligibility of the ERC is on a calendar year basis. As of April 30, 2023, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 6 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2023	October 31, 2022

Wages payable	$2,374	$3,634
Accrued receipts	1,713	2,136
Other accrued expenses	1,286	1,847
Tenant improvements payable	-	1,197

Totals	$5,373	$8,814

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended April 30, 2023 and 2022, we reported a net loss, and in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 755,229 and 420,223 shares for the three months ended April 30, 2023 and 2022, respectively, and 745,229 and 459,889 shares for the six months ended April 30, 2023 and 2022, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

Weighted average shares outstanding for basic earnings per share	10,290,911	10,107,687	10,256,158	10,087,309

Add effects of potentially dilutive securities-assumed exercise of stock options	36,360	135,949	-	142,395

Weighted average shares outstanding for diluted earnings per share	10,327,271	10,243,636	10,256,158	10,229,704

Note 8 – Stock-based compensation and equity transactions

On January 10, 2022, we granted a total of 39,666 shares of restricted stock and 106,001 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options vested on January 10, 2023; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire 10 years from the date of grant.

On January 10, 2023, we granted a total of 54,092 shares of restricted stock and 108,181 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2024; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. Also on January 10, 2023, we granted another manager 50,000 incentive stock options. These options shall vest in five equal installments on each of the next five anniversaries of January 10, 2023. All incentive stock options expire 10 years from the date of grant.

No other shares or options were granted to company employees during the three and six months ended April 30, 2023 and 2022.

The weighted average fair value of employee stock options that were granted during the six months ended April 30, 2023 and 2022 was estimated to be $3.21 and $3.84, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2022. A summary of the status of the options granted under our stock option plans as of April 30, 2023 and the changes in options outstanding during the six months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2022	691,005	$5.87
Options granted	158,181	$5.46
Options exercised	(45,000)	$1.90
Options cancelled	-	$-
Options outstanding at April 30, 2023	804,186	$6.01
Options exercisable at April 30, 2023	405,840	$6.68
Options vested and expected to vest at April 30, 2023	798,697	$6.02

Weighted average remaining contractual life of options outstanding as of April 30, 2023: 6.93 years

Weighted average remaining contractual life of options exercisable as of April 30, 2023: 5.92 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2023: 6.94 years

Aggregate intrinsic value of options outstanding at April 30, 2023: $146,555

Aggregate intrinsic value of options exercisable at April 30, 2023: $39,720

Aggregate intrinsic value of options vested and expected to vest at April 30, 2023: $144,162

As of April 30, 2023, $987,788 and $652,629 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.67 and 1.29 years, respectively.

Stock option expense

During the three months ended April 30, 2023 and 2022, stock-based compensation expense totaled $230,000 and $168,000, respectively, and was classified in selling and general expense. During the six months ended April 30, 2023 and 2022, stock-based compensation expense totaled $441,000 and $307,000, respectively, and was classified in selling and general expenses.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2023, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

United States	$20,908	$19,950	$37,012	$36,366
Foreign Countries:
Canada	588	663	1,172	961
Italy	294	173	1,392	173
Mexico	1	53	3	78
All Other	507	666	1,063	845
	1,390	1,555	3,630	2,057

Totals	$22,298	$21,505	$40,642	$38,423

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended April 30, 2023 and 2022 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2023	Cable Assembly	Assembly	Corporate	Total
Net sales	$8,650	$13,648	$-	$22,298
(Loss) income before benefit for income taxes	(306)	812	(89)	417
Depreciation and amortization	477	146	-	623
Total assets	50,314	24,837	8,968	84,119

2022
Net sales	$7,510	$13,995	$-	$21,505
Income (loss) before provision for income taxes	577	807	(745)	639
Depreciation and amortization	293	145	-	438
Total assets	34,398	26,812	8,437	69,647

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2023 and 2022 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2023	Cable Assembly	Assembly	Corporate	Total
Net sales	$17,708	$22,934	$-	$40,642
Loss before benefit from income taxes	(60)	(109)	(736)	(905)
Depreciation and amortization	872	293	-	1,165
Total assets	50,314	24,837	8,968	84,119

2022
Net sales	$11,433	$26,990	$-	$38,423
Income (loss) before benefit from income taxes	633	1,121	(1,472)	282
Depreciation and amortization	330	288	-	618
Total assets	34,398	26,812	8,437	69,647

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

We recorded income tax (benefits) provisions of ($164,000) and $136,000for the three months ended April 30, 2023 and 2022, respectively. The effective tax rate was (39.3%) for the three months ended April 30, 2023, compared to 21.3% for the three months ended April 30, 2022. For the six months ended April 30, 2023 and 2022, we recorded income tax (benefits) provisions of ($324,000) and $56,000, respectively. The effective tax rate was 35.8% for the six months ended April 30, 2023, compared to 20.4% for the six months ended April 30, 2022. The change in effective tax rate for the six months ended April 30, 2023 compared to the six months ended April 30, 2022 was primarily driven by the increased benefit from research and development credits and the Company's full year forecasted financial loss.

We had $182,000 and $121,000 of unrecognized tax benefits, as of April 30, 2023 and October 31, 2022, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $178,000 as of April 30, 2023.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	April 30, 2023	October 31, 2022
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(356)	(334)
	67	89

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,267)	(3,074)
	2,791	2,984

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(327)	(313)
	-	14

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(160)	(143)
	208	225

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(132)	(76)
	1,568	1,624

Proprietary Technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(1,295)	(740)
	9,805	10,360

Totals	$14,439	$15,296

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the six months ended April 30, 2023 and the year ended October 31, 2022 was $857,000 and $1,282,000, respectively. As of April 30, 2023, the weighted-average amortization period for the amortizable intangible assets is 9.02 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended April 30, 2023 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 30, 2023	April 30, 2023
Operating lease cost	$703	$1,467

Other information related to leases was as follows (in thousands):

	April 30, 2023	October 31, 2022
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$141	$13,352

Weighted Average Remaining Lease Term
Operating leases (in months)	111.7	113.72

Weighted Average Discount Rate
Operating leases	3.75%	3.75%

Future minimum lease payments under non-cancellable leases as of April 30, 2023 were as follows:

Year ending October 31,	Operating Leases

2023 (excluding six months ended April 30, 2023)	$1,245
2024	1,991
2025	1,796
2026	1,835
2027	1,874
Thereafter	10,619
Total future minimum lease payments	19,360
Less imputed interest	(3,175)
Total	$16,185

Reported as of April 30, 2023	Operating Leases
Other current liabilities	$1,692
Operating lease liabilities	14,493
Total	$16,185

As of April 30, 2023, operating lease ROU asset was $12.4 million and operating lease liability totaled $16.2 million, of which $1.7 million is classified as current. There were no finance leases as of April 30, 2023.

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

Borrowings under the Credit Facility are secured by a security interest in certain assets of the Company and are subject to certain loan covenants. The Credit Facility requires the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00; (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ended January 31, 2022. In addition, the Credit Facility contains customary affirmative and negative covenants.

As of April 30, 2023, we have borrowed $14,374,000 under the Term Loan while we have not borrowed any amounts under the Revolving Credit Facility. Subsequent to April 30, 2023, we have drawn $1.0 million from the Revolving Credit Facility for leasehold improvements.

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three or six months ended April 30, 2023, nor did we pay any dividends during the three or six months ended April 30, 2022.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventory reserves, earn-out liabilities, and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of April 30, 2023, we performed an impairment test analyses for Schrofftech. As noted above, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

Impairment may result from a number of factors, including performance deterioration, negative cash flows from operations and/or changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Schrofftech’s three- and six-months results ended April 30, 2023 triggered an impairment analysis. Schrofftech was acquired on November 4, 2019 for a total purchase price of $5.3 million, consisting of cash consideration of $4.0 million and $1.3 million in earn-out, of which none was earned. As of April 30, 2023, Schrofftech has a carrying value of $3.2 million, of which includes $1.1 million in goodwill, $0.5 million in non-amortizable intangible assets and $1.6 million in net amortizable intangible assets. The analysis performed included a blend of the income approach (discounted cash flow method) and market approach (guideline public company method) to reach the fair value of equity of $4.2 million. The fair value of equity is in excess of the fair value to the carrying amount.

The analysis performed in blending the income approach and the market approach incorporates several significant judgments and assumptions about projected revenue growth, future operating margins and discount rates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. Changes in certain events or circumstances could result in changes to our estimated fair values, and may result in future write-downs to the carrying values of these assets. Impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates as of the date of the unaudited condensed consolidated financial statements that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Overview

RF Industries, Ltd. (together with subsidiaries, the “Company,” “we”, “us”, or “our”) is a national manufacturer and marketer of interconnect products and systems, including high-performance components such as RF connectors and adapters, dividers, directional couplers and filters, coaxial cables, data cables, wire harnesses, fiber optic cables, custom cabling, energy-efficient cooling systems and integrated small cell enclosures. Through our manufacturing and production facilities, we provide a wide selection of interconnect products and solutions primarily to telecommunications carriers and equipment manufacturers, wireless and network infrastructure carriers and manufacturers and to various original equipment manufacturers (“OEMs”) in several market segments. We also design, engineer, manufacture and sell energy-efficient cooling systems and integrated small cell solutions and related components.

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

For the six months ended April 30, 2023, approximately half of our revenues were generated from the Custom Cabling segment from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 56% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 44% of total sales for the six months ended April 30, 2023. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

We recently moved into new corporate headquarters located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number remains (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. On March 1, 2022, we acquired Microlab. In connection with the purchase of Microlab, we entered into the Credit Facility and borrowed the full $17 million amount available under the Term Loan. Subsequent to April 30, 2023, we have drawn $1 million from the Revolving Credit Facility for leasehold improvements to the new corporate headquarters. We believe that our existing assets and the cash we expect to generate from operations (including those of Microlab) and from our current backlog of unfulfilled orders, will be sufficient to fund our liquidity needs during the next 12 months from the date of this filing based on the following:

As of April 30, 2023, we had a total of $4.3 million of cash and cash equivalents compared to a total of $4.5 million of cash and cash equivalents as of October 31, 2022. As of April 30, 2023, we had working capital of $25.1 million and a current ratio of approximately 2.6:1 with current assets of $41.0 million and current liabilities of $15.9 million. We believe that the amount of cash remaining, plus the amount available to us under the Revolving Credit Facility, will be sufficient to fund our anticipated liquidity needs.

As of April 30, 2023, we had $18.9 million of backlog, compared to $27.8 million as of October 31, 2022. The decrease in backlog relates primarily to shipments made against orders for our hybrid fiber cables. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the six months ended April 30, 2023, we generated $2.2 million of cash in our operating activities. This net inflow of cash is primarily related to an increase in other current assets of $4.0 million, the collections of accounts receivable of $0.2 million, $1.2 million from depreciation and amortization, and $0.4 million from stock-based compensation expense. The cash usage was primarily due to accrued expenses of $3.4 million and our net loss of $0.6 million. The cash generated by other current assets represents $4.0 million which primarily consists of $2.8 million of reimbursement for tenant improvements and $1.2 million received from ERC.

During the six months ended April 30, 2023, we also spent $1.3 million on capital expenditures, and $1.2 million in Term Loan payments. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds that we received from the exercise of stock options.

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

From time to time, we may undertake acquisitions of other companies or product lines in order to diversify our product and solutions offerings and customer base. Conversely, we may undertake the disposition of a division or product line due to changes in our business strategy or market conditions. Acquisitions may require the outlay of cash, which may reduce our liquidity and capital resources while dispositions may increase our cash position, liquidity and capital resources. Since our goal is to continue to expand our operations and accelerate our growth through future acquisitions, we may use some of our current capital resources to fund acquisitions we may undertake in the future.

Results of Operations

Three Months Ended April 30, 2023 vs. Three Months Ended April 30, 2022

Net sales for the three months ended April 30, 2023 (the “fiscal 2023 quarter”) increased by 3.7%, or $0.8 million, to $22.3 million as compared to the three months ended April 30, 2022 (the “fiscal 2022 quarter”). Net sales for the fiscal 2023 quarter at the Custom Cabling segment decreased by $0.4 million, or 2.9%, to $13.6 million, compared to $14.0 million in the fiscal 2022 quarter. The decrease was primarily the result of decreases in sales to customers in the Tier-1 wireless carrier ecosystem related to our small cell products and systems and our hybrid fiber cables compared to the prior year first quarter. Net sales for the fiscal 2023 quarter at the RF Connector segment increased by $1.2 million, or 16.0%, to $8.7 million as compared to $7.5 million in the fiscal 2022 quarter, primarily due to a full period of Microlab being included in fiscal 2023 quarter, compared to fiscal 2022 quarter.

Gross profit for the fiscal 2023 quarter remained consistent and was $6.1 million in both the fiscal 2023 quarter and fiscal 2022 quarter. While our gross profit remained relatively consistent, Microlab products contributed positively to our gross profit which was offset by the decrease related to our small cell and direct air cooling products in fiscal 2023 quarter compared to fiscal 2022 quarter.

Engineering expenses remained flat and were $0.9 million in both the fiscal 2023 quarter and the fiscal 2022 quarter. We also incurred additional engineering expenses during the fiscal 2023 quarter related to the engineering efforts associated with our integrated systems products. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.2 million to $4.7 million (21.3% of sales) compared to $4.5 million (20.8% of sales) in the second quarter last year. This was primarily due to a full quarter of Microlab compared to two months in the second quarter last year. We also incurred a one-time expense related to the facility move of $70,000 and ERP system upgrades of $20,000 in the fiscal 2023 quarter.

For the fiscal 2023 quarter, the Custom Cabling segment had pretax income of $812,000 while the RF Connector segment had a pretax loss of $306,000, as compared to $807,000 income and $577,000 of income, respectively, for the comparable quarter last year. The increase in the pretax net income at the RF Connector segment was primarily due to the acquisition of Microlab. The decrease in pretax income at the Custom Cabling segment was due primarily to the decrease in sales of hybrid fiber cables to a Tier-1 wireless customer and a decrease in sales of small cell products and systems to customers in the Tier-1 wireless ecosystem.

The benefit for income taxes was (39.3%) and 21.3% of loss before income taxes for the fiscal 2023 quarter and the fiscal 2022 quarter, respectively. The change in the effective tax rate from the fiscal 2022 quarter to fiscal 2023 quarter was primarily driven by the increased benefit from research and development credits and the Company's full year forecasted financial loss.

For the fiscal 2023 quarter, net income was $0.6 million and fully diluted earnings per share was $0.06 per share, compared to a net income of $0.5 million and fully diluted earnings per share of $0.05 per share for the fiscal 2022 quarter. For the fiscal 2023 quarter, the diluted weighted average shares outstanding was 10,327,271 as compared to 10,243,636 for the fiscal 2022 quarter.

Six Months Ended April 30, 2023 vs. Six Months Ended April 30, 2022

Net sales for the six months ended April 30, 2023 (the “fiscal 2023 six-month period”) of $40.6 million increased by 5.7%, or $2.2 million, compared to the six months ended April 30, 2022 (the “fiscal 2022 six-month period”). The increase in net sales is attributable to the RF Connector segment, which increased by $6.3 million, or 55.3%, to $17.7 million compared to $11.4 million in the fiscal 2022 six-month period, primarily a result of the Microlab acquisition. Net sales for the fiscal 2023 six-month period at the Custom Cabling segment decreased by $4.1 million, or 15.2%, to $22.9 million compared to $27.0 million in the fiscal 2022 six-month period. The decrease was primarily in our project-based business relating to small cell and direct air cooling products which resulted from the downturn in carrier spending in the fiscal 2023 six-month period.

Gross profit for the fiscal 2023 six-month period increased by $1.0 million to $11.2 million and gross margins increased to 27.6% of sales from 26.5% of sales in the fiscal 2022 six-month period. The increases in gross profit and gross margins primarily related to the overall increase in sales.

Engineering expenses increased $0.5 million to $1.8 million for the fiscal 2023 six-month period compared to $1.3 million in the fiscal 2022 six-month period. The increase was primarily due to additional engineering expenses during the fiscal 2023 six-month period related to the engineering efforts associated with our integrated systems products and two full quarters of Microlab. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $1.5 million to $10.0 million (24.7% of sales) compared to $8.5 million (22.0% of sales) in the six-month period last year. Microlab accounted for $2.3 million of the selling and general expenses. We also incurred a one-time expense related to severance of $50,000, additional rent expense of $444,000 (of which $387,000 was non-cash) related to lease accounting, $70,000 in facility move expenses and $20,000 in ERP system upgrades in fiscal 2023 six-month period. Selling and general expenses also increased as a result of the increase in net sales during the current fiscal 2023 six-month period.

For the fiscal 2023 six-month period, pretax loss for the Custom Cabling segment and the RF Connector segment was $109,000 and $60,000, respectively, as compared to $1.1 million and $633,000 of income, respectively, for the comparable six-month period last year.

For the fiscal 2023 and 2022 six-month periods, we recorded income tax (benefit) provision of ($324,000) and $56,000, respectively. The effective tax rate was 35.8% for the fiscal 2023 six-month period, compared to 20.4% for the fiscal 2022 six-month period. The change in effective tax rate for the fiscal 2023 and 2022 six-month periods was primarily driven by the increased benefit from research and development credits and the Company's full year forecasted financial loss.

For the fiscal 2023 six-month period, net loss was $0.6 million and fully diluted loss per share was ($0.06) per share as compared to a net income of $0.2 million and fully diluted earnings per share of $0.02 per share for the fiscal 2022 six-month period. For the fiscal 2023 six-month period, the diluted weighted average shares outstanding was 10,256,158 as compared to 10,229,704 for the fiscal 2022 six-month period.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2023, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on January 24, 2023. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended April 30, 2023 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan:

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be purchased
	shares	price paid	announced plans or	under the plans or
Period	purchased	per share	programs	programs
February 2023	-	$-	-	$-
March 2023	-	$-	-	$-
April 2023	690	$4.30	-	$-

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Amended and Restated Bylaws

On June 14, 2023, our Board of Directors (the “Board”) approved the Amended and Restated By-Laws (as so amended and restated, the “Amended By-Laws”), effective as of such date. Among other things, the amendments:

•

Revise certain provisions relating to stockholder meetings and provide that stockholders and proxy holders may be deemed to present in person or by remote communication and by means of electronic communications, videoconferencing, teleconferencing or other available technology;

•	Address matters relating to Rule 14a-19 promulgated under the Securities Exchange Act of 1934, as amended (the “Universal Proxy Rules”), including (i) providing that stockholders delivering a notice of nomination certify to the Company in writing that they have complied with the Universal Proxy Rules requirements, (ii) providing the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rules requirements, (iii) requiring that a stockholder providing notice pursuant to the advance notice bylaws to later update or supplement its notice, by certain specified dates, such that the notice remains true and correct in all material respects, and (iv) requiring stockholders intending to use the Universal Proxy Rules to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rules at least five business days before the meeting;
•

Revise the procedures and disclosure requirements set forth in the advance notice bylaw provisions, including requiring additional information, representations and disclosures from proposing stockholders, proposed nominees and other persons related to a stockholder’s solicitation of proxies;

•	Require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white;
•	Require that a stockholder or group own 5% or more of the Corporation’s outstanding common stock continuously for at least three years to nominate a director nominee at an annual meeting;
•	Require that the request to hold a special meeting require two-thirds of the voting power of the Corporation’s stock;
•	Require that any action to be taken by the stockholders of the Company must be effected at a duly called annual or special meeting of the Company;
•	Clarify that the Company may indemnify employees and agents as the Board deems appropriate or as otherwise required by law; and
•	Incorporate certain ministerial, clarifying, and conforming changes to provide clarification and consistency.

The foregoing summary description of the Amended Bylaws is qualified in its entirety by reference to the complete text of the

Amended By-Laws, a copy of which is included as Exhibit 3.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number
3.1	Amended and Restated Bylaws of RF Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 14, 2023	By:	/s/ Robert Dawson
Robert Dawson
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2023	By:	/s/ Peter Yin
Peter Yin
Chief Financial Officer
(Principal Financial and Accounting Officer)