Form 10-Q
period 2023-07-31
R F INDUSTRIES LTD
filed 2023-09-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 14, 2023 was 10,289,891.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2023	2022
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,063	$4,532
Trade accounts receivable, net of allowance for doubtful accounts of $224 and $126, respectively	9,293	14,812
Inventories	20,204	21,054
Other current assets	1,280	5,849
TOTAL CURRENT ASSETS	34,840	46,247

Property and equipment:
Equipment and tooling	4,764	4,497
Furniture and office equipment	5,491	3,447
	10,255	7,944
Less accumulated depreciation	5,287	4,771
Total property and equipment, net	4,968	3,173

Operating lease right of use assets, net	11,961	13,480
Goodwill	8,085	8,085
Amortizable intangible assets, net	14,017	15,296
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	2,734	1,816
Other assets	277	295
TOTAL ASSETS	$78,056	$89,566

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2023	2022
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,702	$5,652
Accrued expenses	4,507	8,814
Revolving credit facility	1,000	-
Current portion of Term Loan	2,424	2,424
Current portion of operating lease liabilities	1,418	1,887
Income taxes payable	-	759
TOTAL CURRENT LIABILITIES	12,051	19,536

Operating lease liabilities	14,276	15,025
Term Loan, net of current portion of debt issuance cost	11,325	13,136
TOTAL LIABILITIES	37,652	47,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,289,891 and 10,193,287 shares issued and outstanding at July 31, 2023 and October 31, 2022, respectively	103	102
Additional paid-in capital	25,878	25,118
Retained earnings	14,423	16,649
TOTAL STOCKHOLDERS' EQUITY	40,404	41,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,056	$89,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

Net sales	$15,652	$23,842	$56,294	$62,265
Cost of sales	11,828	16,594	41,263	44,853

Gross profit	3,824	7,248	15,031	17,412

Operating expenses:
Engineering	690	791	2,535	2,101
Selling and general	5,144	5,369	15,186	13,838
Total operating expenses	5,834	6,160	17,721	15,939

Operating (loss) income	(2,010)	1,088	(2,690)	1,473

Other expense	(117)	(177)	(342)	(280)

(Loss) income before (benefit) provision for income taxes	(2,127)	911	(3,032)	1,193
(Benefit) provision for income taxes	(482)	140	(806)	196

Consolidated net (loss) income	$(1,645)	$771	$(2,226)	$997

(Loss) earnings per share:
Basic	$(0.16)	$0.08	$(0.22)	$0.10
Diluted	$(0.16)	$0.08	$(0.22)	$0.10

Weighted average shares outstanding:
Basic	10,290,265	10,127,244	10,267,652	10,100,767
Diluted	10,290,265	10,238,932	10,267,652	10,233,209

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2023
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2023	10,290,377	$103	$25,634	$16,068	$41,805

Stock-based compensation expense	-	-	246	-	246

Tax withholding related to vesting of restricted stock	(486)	-	(2)	-	(2)

Consolidated net loss	-	-	-	(1,645)	(1,645)

Balance, July 31, 2023	10,289,891	$103	$25,878	$14,423	$40,404

	For the Nine Months Ended July 31, 2023
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2022	10,193,287	$102	$25,118	$16,649	$41,869

Exercise of stock options	45,000	-	85	-	85

Stock-based compensation expense	-	-	687	-	687

Issuance of restricted stock	54,092	1	-	-	1

Tax withholding related to vesting of restricted stock	(2,488)	-	(12)	-	(12)

Consolidated net loss	-	-	-	(2,226)	(2,226)

Balance, July 31, 2023	10,289,891	$103	$25,878	$14,423	$40,404

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(2,226)	$997

Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Bad debt expense	82	13
Depreciation and amortization	1,795	1,155
Stock-based compensation expense	687	498
Amortization of debt issuance cost	7	4
Tax payments related to shares cancelled for vested restricted stock awards	(12)	(19)
Deferred income taxes	(918)	126
Changes in operating assets and liabilities:
Trade accounts receivable	5,438	229
Inventories	850	(3,980)
Other current assets	4,570	(1,006)
Right of use assets	300	78
Other long-term assets	18	(224)
Accounts payable	(2,950)	1,464
Accrued expenses	(4,307)	1,261
Income taxes payable	(760)	-
Net cash provided by operating activities	2,574	596

INVESTING ACTIVITIES:
Capital expenditures	(2,311)	(430)
Purchase of Microlab, net of cash acquired ($33)	-	(24,442)
Net cash used in investing activities	(2,311)	(24,872)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	86	149
Debt issuance cost	-	(32)
Revolving credit facility	1,000	-
Term Loan payments	(1,818)	(808)
Term Loan	-	17,000
Net cash (used in) provided by financing activities	(732)	16,309

Net decrease in cash and cash equivalents	(469)	(7,967)

Cash and cash equivalents, beginning of period	4,532	13,053

Cash and cash equivalents, end of period	$4,063	$5,086

Supplemental cash flow information – income taxes paid	$19	$223

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2022 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2022 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2022 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ended October 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand along with the current Credit Facility (as defined below), to meet its obligations as they become due.

Although we have incurred operating losses during the nine months ended July 31, 2023, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

Management believes that these actions will enable the Company to continue as a going concern through at least 12 months from the date these unaudited condensed consolidated financial statements are available to be issued.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the periods ended on or before January 31, 2022 include the accounts of RF Industries, Ltd. and our four wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), and Schroff Technologies International, Inc. (“Schrofftech”). The unaudited condensed consolidated financial statements for the three and nine months ended July 31, 2023 include the accounts of RF Industries, Ltd. and our five wholly-owned subsidiaries: Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Inc. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”). Microlab is a wholly-owned subsidiary that RF Industries, Ltd. acquired on March 1, 2022. For periods on or before January 31, 2022, references herein to the “Company”, “we”, “us”, or “our” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, and Schrofftech and for all periods after January 31, 2022, reference to the “Company”, “we”, “us”, or “our” shall refer to RF Industries, Ltd., Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech and Microlab. All intercompany balances and transactions have been eliminated in consolidation.

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

As of July 31, 2023 and October 31, 2022, the carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

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

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

Revenue	$15,652	$23,842	$56,294	$68,369
Net (loss) income	(1,645)	771	(2,226)	1,510

(Loss) Earnings per share
Basic	$(0.16)	$0.08	$(0.22)	$0.15
Diluted	$(0.16)	$0.08	$(0.22)	$0.15

Basic	10,290,265	10,127,244	10,267,652	10,100,767
Diluted	10,290,265	10,238,932	10,267,652	10,233,209

Note 3 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At July 31, 2023, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $2.9 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Wireless provider	*	16%	13%	23%
Distributor A	12%	*	*	*

For the three months ended July 31, 2023, a distributor customer accounted for 12% of net sales and 12% of total net accounts receivable balance, and a wireless carrier customer accounted for less than 10% of net sales. For the nine months ended July 31, 2023, the same wireless carrier customer accounted for 13% of net sales and 4% of total net accounts receivable balance; for the three months ended July 31, 2022, it accounted for 16% of net sales and 19% of total net accounts receivable balance; for the nine months ended July 31, 2022, it accounted for 23% of net sales and 19% of total net accounts receivable balance. We also have another distributor customer whose sales were less than 10% of our net sales but for which we had an 11% of total net accounts receivable balance for both the three and nine months ended July 31,2023; for the three and nine months ended July 31, 2022, it accounted for 5% of total net account receivable balance. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2023	October 31, 2022

Raw materials and supplies	$14,107	$15,238
Work in process	510	439
Finished goods	5,587	5,377

Totals	$20,204	$21,054

For the three months ended July 31, 2023, a single vendor accounted for 10% of inventory purchases. For the three months ended July 31, 2022, the same vendor accounted for 17% of inventory purchases. For the nine months ended July 31, 2023, this vendor accounted for 17% of inventory purchases and it accounted for 28% of inventory purchases for the nine months ended July 31, 2022. We have arrangements with this vendor to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2023	October 31, 2022

Employee retention credit ("ERC")	$176	$1,636
Prepaid taxes	30	-
Prepaid expense	665	972
Reimbursement for tenant improvements	-	2,810
Other	409	431

Totals	$1,280	$5,849

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the Internal Revenue Service (IRS). The period assessed for eligibility of the ERC is on a calendar year basis. As of July 31, 2023, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 6 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2023	October 31, 2022

Wages payable	$2,163	$3,634
Accrued receipts	1,050	2,136
Other accrued expenses	1,294	1,847
Tenant improvements payable	-	1,197

Totals	$4,507	$8,814

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three and nine months ended July 31, 2023 we reported a net loss, and in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 814,154 and 471,464 shares for the three months ended July 31, 2023 and 2022, respectively, and 750,967 and 482,889 shares for the nine months ended July 31, 2023 and 2022, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

Weighted average shares outstanding for basic earnings per share	10,290,265	10,127,244	10,267,652	10,100,767

Add effects of potentially dilutive securities-assumed exercise of stock options	-	111,688	-	132,442

Weighted average shares outstanding for diluted earnings per share	10,290,265	10,238,932	10,267,652	10,233,209

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

On January 10, 2023, we granted a total of 54,092 shares of restricted stock and 108,181 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2024; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. Also on January 10, 2023, we granted another manager 50,000 incentive stock options. These options shall vest in five equal installments on each of the next five anniversaries of January 10, 2023, the grant date. All incentive stock options expire 10 years from the date of grant.

No other shares or options were granted to company employees during the three and nine months ended July 31, 2023 and 2022.

The weighted average fair value of employee stock options that were granted during the nine months ended July 31, 2023 and 2022 was estimated to be $3.21 and $3.77, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2023	2022
Risk-free interest rate	3.76%	1.47%
Dividend yield	0.00%	0.00%
Expected life of the option (in years)	7.01	7.00
Volatility factor	54.30%	53.36%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2022. A summary of the status of the options granted under our stock option plans as of July 31, 2023 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2022	691,005	$5.87
Options granted	158,181	$5.46
Options exercised	(45,000)	$1.90
Options cancelled	-	$-
Options outstanding at July 31, 2023	804,186	$6.01
Options exercisable at July 31, 2023	471,466	$6.34
Options vested and expected to vest at July 31, 2023	798,697	$6.02

Weighted average remaining contractual life of options outstanding as of July 31, 2023: 6.68 years

Weighted average remaining contractual life of options exercisable as of July 31, 2023: 5.65 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2023: 6.69 years

Aggregate intrinsic value of options outstanding at July 31, 2023: $124,280

Aggregate intrinsic value of options exercisable at July 31, 2023: $80,120

Aggregate intrinsic value of options vested and expected to vest at July 31, 2023: $122,285

As of July 31, 2023, $866,591 and $528,229 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.74 and 1.30 years, respectively.

Stock option expense

During the three months ended July 31, 2023 and 2022, stock-based compensation expense totaled $246,000 and $191,000, respectively, and was classified in selling and general expense. During the nine months ended July 31, 2023 and 2022, stock-based compensation expense totaled $687,000 and $498,000, respectively, and was classified in selling and general expenses.

Note 9 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2023, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

United States	$13,955	$19,925	$50,967	$56,292
Foreign Countries:
Canada	703	2,218	1,875	3,179
Italy	300	1,214	1,692	1,387
Mexico	-	29	3	106
All Other	694	456	1,757	1,301
	1,697	3,917	5,327	5,973

Totals	$15,652	$23,842	$56,294	$62,265

Net sales, (loss) income before (benefit) provision for income taxes and other related segment information for the three months ended July 31, 2023 and 2022 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2023
Net sales	$7,799	$7,853	$-	$15,652
(Loss) income before benefit for income taxes	(1,103)	(713)	(311)	(2,127)
Depreciation and amortization	488	143	-	631
Total assets	49,175	20,528	8,353	78,056

2022
Net sales	$10,495	$13,347	$-	$23,842
Income (loss) before provision for income taxes	988	600	(677)	911
Depreciation and amortization	390	147	-	537
Total assets	48,351	26,553	12,291	87,195

Net sales, (loss) income before (benefit) provision for income taxes and other related segment information for the nine months ended July 31, 2023 and 2022 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2023
Net sales	$25,507	$30,787	$-	$56,294
(Loss) income before benefit from income taxes	(1,162)	(823)	(1,047)	(3,032)
Depreciation and amortization	1,359	436	-	1,795
Total assets	49,175	20,528	8,353	78,056

2022
Net sales	$21,928	$40,337	$-	$62,265
Income (loss) before benefit from income taxes	1,621	1,721	(2,149)	1,193
Depreciation and amortization	720	435	-	1,155
Total assets	48,351	26,553	12,291	87,195

Note 10 – Income taxes

We use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine its quarterly (benefit) provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

We recorded income tax (benefits) provisions of ($482,000) and $140,000 for the three months ended July 31, 2023 and 2022, respectively. The effective tax rate was 22.7% for the three months ended July 31, 2023, compared to 15.4% for the three months ended July 31, 2022. For the nine months ended July 31, 2023 and 2022, we recorded income tax (benefits) provisions of ($806,000) and $196,000, respectively. The effective tax rate was 26.6% for the nine months ended July 31, 2023, compared to 16.4% for the nine months ended July 31, 2022. The change in effective tax rate for the nine months ended July 31, 2023 compared to the nine months ended July 31, 2022 was primarily driven by stock-based compensation windfall/shortfalls and the Company's full year forecasted financial loss.

We had $168,000 and $121,000 of unrecognized tax benefits, as of July 31, 2023 and October 31, 2022, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $164,000 as of July 31, 2023.

Note 11 – Intangible assets

Intangible assets consist of the following (in thousands):

	July 31, 2023	October 31, 2022
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(367)	(334)
	56	89

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,364)	(3,074)
	2,694	2,984

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(327)	(313)
	-	14

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(167)	(143)
	201	225

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(161)	(76)
	1,539	1,624

Proprietary Technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(1,573)	(740)
	9,527	10,360

Totals	$14,017	$15,296

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the nine months ended July 31, 2023 and the year ended October 31, 2022 was $1,279,000 and $1,282,000, respectively. As of July 31, 2023, the weighted-average amortization period for the amortizable intangible assets is 8.78 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ended July 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Operating lease cost	$663	$477	$2,129	$1,048

Other information related to leases was as follows (in thousands):

	July 31, 2023	October 31, 2022
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$281	$13,352

Weighted Average Remaining Lease Term
Operating leases (in months)	110.12	113.72

Weighted Average Discount Rate
Operating leases	3.77%	3.75%

Future minimum lease payments under non-cancellable leases as of July 31, 2023 were as follows:

Year ending October 31,	Operating Leases

2023 (excluding nine months ended July 31, 2023)	$551
2024	2,036
2025	1,796
2026	1,835
2027	1,874
Thereafter	10,619
Total future minimum lease payments	18,711
Less imputed interest	(3,017)
Total	$15,694

Reported as of July 31, 2023	Operating Leases
Other current liabilities	$1,418
Operating lease liabilities	14,276
Total	$15,694

As of July 31, 2023, operating lease ROU asset was $12.0 million and operating lease liability totaled $15.7 million, of which $1.4 million is classified as current. There were no finance leases as of July 31, 2023.

On July 11, 2023, we entered into a Third Amendment to Lease (the “Amendment”) with Sorrento West Properties (the “Lessor”), amending that certain AIRCRE Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of December 28, 2021, between the Company and Lessor, under which we lease from Lessor industrial and commercial space located at 16868 Via Del Campo Court, San Diego, California (the “Premises”). The Amendment provides for an increase in tenant improvements by an additional $1,000,000 (the “Additional TIA”) and requires funding of the Additional TIA beginning October 1, 2023, provided certain conditions are met as further set forth in the Amendment. The primary purpose of the Additional TIA is to cover the costs and expenses for the construction, fit-out and furnishing of the adjacent vacant office spaces located at the Premises, which will be subject to the Managed Client Agreement with RGN-MCA San Diego II, LLC (the “Managed Client Agreement”) and managed services arrangement, as previously disclosed. In consideration for the Additional TIA, the Amendment provides for an increase in monthly base rent, effective commencing as of October 1, 2023. The conditions set forth in the Amendment include a finalized build-out budget. The budget for the construction, fit-out and furnishings of the vacant office for RGN-MCA San Diego II, LLC has not been finalized, and we have a right to terminate the Managed Client Agreement should the budget exceed an amount agreed upon. Therefore, we have not reflected this Amendment in our financials as of July 31, 2023, or included it in our disclosure tables.

Note 13 – Term Loan and Line of credit

In February 2022, we entered into a loan agreement (the “Loan Agreement”) providing for a revolving line of credit (the “Revolving Credit Facility”) in the amount of $3.0 million and a $17.0 million term loan (the “Term Loan”, and together with the Revolving Credit Facility, the “Credit Facility”) with Bank of America, N.A. (the “Bank”). Amounts outstanding under the Revolving Credit Facility shall bear interest at a rate of 2.0% plus the Bloomberg Short-Term Bank Yield Index Rate. The maturity date of the Revolving Credit Facility is March 1, 2024. The Company drew down the entire amount of the Term Loan on March 1, 2022. The primary interest rate for Term Loan is 3.76% per annum. The maturity date of the Term Loan is March 1, 2027.

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

As of July 31, 2023, we were not in compliance with the consolidated debt to EBITDA ratio nor were we in compliance with the consolidated fixed charge coverage ratio covenants (the “Defaults”). On September 12, 2023, we entered into Amendment No. 1 and Waiver to the Loan Agreement (the “Loan Amendment”) with the Bank, which, among other matters, provided for a temporary waiver of (i) the Defaults, and (ii) compliance with the consolidated debt to EBITDA ratio and the consolidated fixed charge coverage ratio minimum covenants for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024 and July 31, 2024. Further, pursuant to the Loan Amendment, we are required to maintain (i) (a) until September 21, 2023, minimum liquidity (week-end cash balance plus availability from the Revolving Credit Facility) of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that had been forecast for this date at the fourth week of the forecast; and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively.

As of July 31, 2023, we have borrowed $13,768,000 under the Term Loan and $1.0 million from the Revolving Credit Facility.

The foregoing summary description of the Loan Amendment is qualified in its entirety by reference to the complete text of the Loan Amendment, a copy of which is included as Exhibit 10.3 and is incorporated herein by reference.

Note 14 – Cash dividend and declared dividends

We did not pay any dividends during the three or nine months ended July 31, 2023, nor did we pay any dividends during the three or nine months ended July 31, 2022.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average cost method of accounting. Certain items in inventory may be considered obsolete or excess and, as such, we periodically review our inventories for excess and slow-moving items and make provisions as necessary to properly reflect inventory value. Because inventories have, during the past few years, represented up to one-fourth of our total assets, any reduction in the value of our inventories would require us to take write-offs that would affect our net worth and future earnings.

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

As of July 31, 2023, we performed an impairment test analysis for Schrofftech. As noted above, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

Impairment may result from a number of factors, including performance deterioration, negative cash flows from operations and/or changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Schrofftech’s three and nine-months results ended July 31, 2023 triggered an impairment analysis. Schrofftech was acquired on November 4, 2019 for a total purchase price of $5.3 million, consisting of cash consideration of $4.0 million and $1.3 million in earn-out, of which none was earned. As of July 31, 2023, Schrofftech has a carrying value of $3.2 million, of which includes $1.1 million in goodwill, $0.5 million in non-amortizable intangible assets and $1.6 million in net amortizable intangible assets. The analysis performed included a blend of the income approach (discounted cash flow method) and market approach (guideline public company method) to reach a fair value of equity in excess of the fair value to the carrying amount.

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

For the nine months ended July 31, 2023, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 55% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 45% of total sales for the nine months ended July 31, 2023. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. However, we have incurred operating losses during the three and nine months ended July 31, 2023. During the period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of July 31, 2023, we had a total of $4.1 million of cash and cash equivalents compared to a total of $4.5 million of cash and cash equivalents as of October 31, 2022. As of July 31, 2023, we had working capital of $22.8 million and a current ratio of approximately 2.9:1 with current assets of $34.8 million and current liabilities of $12.1 million. We believe that the amount of cash remaining, plus the amount available to us under the Revolving Credit Facility, will be sufficient to fund our anticipated liquidity needs.

As of July 31, 2023, we had $17.2 million of backlog, compared to $27.8 million as of October 31, 2022. The decrease in backlog relates primarily to shipments made against orders for our hybrid fiber cables. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the nine months ended July 31, 2023, we generated $2.6 million of cash in our operating activities. This net inflow of cash is primarily related to an increase in other current assets of $4.6 million, the collections of accounts receivable of $5.4 million, $1.8 million from depreciation and amortization, and $0.7 million from stock-based compensation expense. The cash usage was primarily due to accrued expenses of $4.3 million and our net loss of $2.2 million. The cash generated by other current assets represents $4.6 million, which primarily consists of $2.8 million of reimbursement for tenant improvements and $1.5 million received from ERC.

During the nine months ended July 31, 2023, we also spent $2.3 million on capital expenditures, and $1.8 million in Term Loan payments. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds received from the exercise of stock options. As noted above, we also drew $1.0 million from the Revolving Credit Facility as of July 31, 2023, primarily to fund leasehold improvements to the new corporate headquarters.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment, or financed some of our equipment and furnishings requirements through capital leases. At this time, we have not identified any additional capital equipment purchases that would require significant additional leasing or capital expenditures during the next 12 months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders, and our anticipated future operations, we would be able to finance our expansion, if necessary.

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

Results of Operations

Three Months Ended July 31, 2023 vs. Three Months Ended July 31, 2022

Net sales for the three months ended July 31, 2023 (the “fiscal 2023 quarter”) decreased by 34%, or $8.1 million, to $15.7 million as compared to the three months ended July 31, 2022 (the “fiscal 2022 quarter”). Net sales for the fiscal 2023 quarter at the Custom Cabling segment decreased by $5.4 million, or 40.6%, to $7.9 million, compared to $13.3 million in the fiscal 2022 quarter. The decrease was primarily the result of a decrease in sales of hybrid fiber cables to wireless carrier customers and a decrease in sales of small cell products and systems to customers in the Tier-1 wireless ecosystem. Net sales for the fiscal 2023 quarter at the RF Connector segment decreased by $2.7 million, or 25.7%, to $7.8 million as compared to $10.5 million in the fiscal 2022 quarter, primarily due to a decrease in sales related to carrier projects involving approved RF components.

Gross profit for the fiscal 2023 quarter decreased by $3.4 million to $3.8 million, and gross margins decreased to 24.4% of sales compared to 30.4% of sales in the fiscal 2022 quarter. The decreases in gross profit and gross margins were primarily related to the overall decrease in sales.

Engineering expenses decreased by $0.1 million to $0.7 million in the fiscal 2023 quarter compared to $0.8 million in the fiscal 2022 quarter. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses decreased by $0.3 million to $5.1 million (32.9% of sales) compared to $5.4 million (22.5% of sales) in the third quarter last year primarily due to a decrease in variable compensation related to commissions and bonuses as a result of the lower sales. We also incurred a one-time charge of $194,000 (related to the move of our C Enterprises and Microlab divisions, and including system implementation charges and severance) compared to acquisition-related expenses and a one-time charge of $114,000 (including professional fees, system implementation charges and severance).

For the fiscal 2023 quarter, the Custom Cabling segment had pretax loss of $0.7 million and the RF Connector segment had a pretax loss of $1.1 million, as compared to $0.6 million income and $1 million income, respectively, for the comparable quarter last year. The pretax loss at the Custom Cabling segment was due to the decrease in sales of hybrid fiber cables to wireless carrier customers and a decrease in sales of small cell products and systems to customers in the Tier-1 wireless ecosystem. The decrease in the pretax net income at the RF Connector segment was primarily due to the decrease in Microlab sales related to carrier projects involving approved RF components.

For fiscal 2023 and 2022 quarters, we recorded income tax (benefit) provision of ($482,000) and $140,000, respectively. The effective tax rate was 22.7% for the fiscal 2023 quarter, compared to 15.4% for the fiscal 2022 quarter. The change in the effective tax rate from the fiscal 2022 quarter to fiscal 2023 quarter was primarily driven by the increased benefit from research and development credits and the Company's full year forecasted financial loss.

For the fiscal 2023 quarter, net loss was $1.6 million and fully diluted loss per share was $0.16, compared to a net income of $0.8 million and fully diluted earnings per share of $0.08 for the fiscal 2022 quarter. For the fiscal 2023 quarter, the diluted weighted average shares outstanding was 10,290,265 as compared to 10,238,932 for the fiscal 2022 quarter.

Nine Months Ended July 31, 2023 vs. Nine Months Ended July 31, 2022

Net sales for the nine months ended July 31, 2023 (the “fiscal 2023 nine-month period”) of $56.3 million decreased by 9.6%, or $6.0 million, compared to the nine months ended July 31, 2022 (the “fiscal 2022 nine-month period”). The decrease in net sales is attributable to the Custom Cabling segment, which decreased by $9.5 million, or 23.6%, to $30.8 million compared to $40.3 million in the fiscal 2022 nine-month period, primarily related to wireless carrier network deployment slowdowns across the industry in 2023 impacting both our hybrid fiber sales and our small cell and direct air cooling products. Net sales for the fiscal 2023 nine-month period at the RF Connector segment increased by $3.6 million, or 16.4%, to $25.5 million compared to $21.9 million in the fiscal 2022 nine-month period. The increase was primarily the result of the Microlab acquisition on March 1, 2022.

Gross profit for the fiscal 2023 nine-month period decreased by $2.4 million to $15.0 million and gross margins decreased to 26.7% of sales from 28.0% of sales in the fiscal 2022 nine-month period. The decreases in gross profit and gross margins were primarily related to the overall decrease in sales.

Engineering expenses increased by $0.4 million to $2.5 million for the fiscal 2023 nine-month period compared to $2.1 million in the fiscal 2022 nine-month period. The increase was primarily due to additional engineering expenses during the fiscal 2023 nine-month period related to the engineering efforts associated with our integrated systems products and three full quarters of Microlab. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $1.4 million to $15.2 million (27.0% of sales) compared to $13.8 million (22.2% of sales) in the nine-month period last year. Microlab, which was acquired on March 1, 2022, accounted for $3.6 million of the selling and general expenses, as compared to $2.0 million for the same period last fiscal year. The increase at Microlab was offset by decreases in variable compensation related to commissions and bonus as a result of the lower sales overall. We also incurred one-time charges totaling $0.8 million related to an additional rent expense of $444,000 (of which $387,000 was non-cash) related to lease accounting, $213,000 in facility move expenses, severance of $75,000 and $45,000 in ERP system implementations in the fiscal 2023 nine-month period compared to acquisition related expenses and other one-time charges (including attorney fees, due diligence and broker fees) which accounted for $1.6 million for the fiscal 2022 nine-month period.

For the fiscal 2023 nine-month period, we recorded a pretax loss for the Custom Cabling segment of $0.8 million and a pretax loss for the RF Connector segment of $1.2 million, as compared to $1.7 million and $1.6 million of income, respectively, for the comparable nine-month period last year. The pretax loss at the Custom Cabling segment was primarily due to the decrease in sales of hybrid fiber cables to our wireless carrier customers and a decrease in sales of small cell products and systems to customers in the Tier-1 wireless ecosystem. The decrease in the pretax net income at the RF Connector segment was primarily due to the decrease in sales related to carrier projects involving approved RF components.

For the fiscal 2023 and 2022 nine-month periods, we recorded income tax (benefit) provision of ($806,000) and $196,000, respectively. The effective tax rate was 26.6% for the fiscal 2023 nine-month period, compared to 16.4% for the fiscal 2022 nine-month period. The change in effective tax rate for the fiscal 2023 and 2022 nine-month periods was primarily driven by stock-based compensation windfall/shortfalls and the Company’s full year forecasted financial loss.

For the fiscal 2023 nine-month period, net loss was $2.2 million and fully diluted loss per share was $0.22 as compared to a net income of $1.0 million and fully diluted earnings per share of $0.10 for the fiscal 2022 nine-month period. For the fiscal 2023 nine-month period, the diluted weighted average shares outstanding was 10,267,652 as compared to 10,223,209 for the fiscal 2022 nine-month period.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2023, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the shares of common stock cancelled, and deemed to have been repurchased, during the three months ended July 31, 2023 in connection with employee tax withholding for shares of restricted stock that vested under our 2020 Equity Incentive Plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 2023	-	$-	-	$-
June 2023	-	$-	-	$-
July 2023	486	$4.07	-	$-

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Waiver and Amendment to Loan Agreement

On September 12, 2023, we entered into Amendment No. 1 and Waiver to the Loan Agreement, dated as of February 25, 2022, (the “Loan Amendment”) with Bank of America, N.A. (the “Bank”). The Loan Amendment, among other matters, provided for a one-time waiver of our failure to maintain (i) consolidated debt to EBITDA ratio not exceeding 3.00 to 1.00 (the “Debt Test”), measured as of the last day of each calendar quarter, for the period ended July 31, 2023; and (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”), measured as of the last day of each calendar quarter, for the period ended July 31, 2023. The Loan Amendment also waives testing for compliance with the Debt Test and FCCR Test for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, with the Debt Test and FCCR Test resuming with the period ending October 31, 2024, and continuing thereafter on a trailing 12-month basis. Further, pursuant to the Loan Amendment, we are required to maintain (i) (a) until September 21, 2023, minimum liquidity (week-end cash balance plus availability from the revolving line of credit) of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that was forecast for this date at the fourth week of the forecast; and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively. The effectiveness of the Loan Amendment is conditioned upon, among other things, our payment of a waiver fee of $50,000, and each guarantor’s execution of a consent to the Loan Amendment and reaffirmation of its obligations under its respective guaranty.

The foregoing summary description of the Loan Amendment is qualified in its entirety by reference to the complete text of the Loan Amendment, a copy of which is included as Exhibit 10.3 and is incorporated herein by reference.

Insider Trading Arrangements

During the quarterly period ended July 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit
Number
3.1	Amended and Restated Bylaws of RF Industries, Ltd (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2023).

10.1

Third Amendment to Lease by and between Sorrento West Properties, Inc. and RF Industries, Ltd., dated July 11, 2023 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 13, 2023).

10.2

Managed Client Agreement between RF Industries, Ltd. and RGN-MCA San Diego II, LLC, dated June 27, 2023 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 13, 2023).

10.3	Amendment No. 1 and Waiver to Loan Agreement, between Bank of America, N.A. and RF Industries, Ltd., dated September 12, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 14, 2023	By:	/s/ Robert Dawson
Robert Dawson President and Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2023	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)