Form 10-K
period 2023-10-31
R F INDUSTRIES LTD
filed 2024-01-29
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                            .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $37.1 million.

On January 23, 2024, the Registrant had 10,343,223 outstanding shares of Common Stock, $.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to meet customer demand through pricing and product offerings and efficient inventory and distribution channel management, to continue to source our raw materials and products from our suppliers and manufacturers, particularly those in Asia, the market demand for our products, which market demand is dependent in large part on the state of the telecommunications industry, the Company’s ability to continue as a going concern, the Company’s ability to remain in compliance with its existing capital loan terms and financial covenants and whether plans to develop 4G and 5G networks accelerate as expected, as well as our ability to meet any such demand, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.”  These risks include, but are not limited to, the following:

Risks Related to Our Business.

• We are heavily dependent upon wireless and broadband communications providers.

• The acquisition of Microlab will affect both the Company’s liquidity and its capital resources in the near future.

• We entered into a Loan Agreement to fund our acquisition of Microlab, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

•  Due to the nature of our business, we need continued access to capital, which if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

•  If our third-party contract manufacturers are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and profitability would be harmed and our reputation may suffer.

• Our business strategy to expand through acquisitions of other businesses could increase operating costs and expose us to additional risks.

• Global economic conditions and any related impact on our supply chain and the markets where we do business could adversely affect our results of operations.

• Our business, financial condition and results of operations could be harmed by the effects of outbreaks of COVID-19 or similar public health crises.

• Our dependence on third-party manufacturers increases the risk that we will not have an adequate supply of products or that our product costs will be higher than expected.

• An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.

• Changes in technology may reduce the demand for some of our products.

• If the manufacturers of our coaxial connectors or other products discontinue the manufacturing processes needed to meet our demands or fail to upgrade their technologies, we may face production delays.

• Our dependence upon independent distributors to sell and market our products exposes us to the risk that such distributors may decrease their sales of our products or terminate their relationship with us.

• A material portion of our sales is dependent upon a few principal customers, the loss of whom could materially negatively affect our total sales.

• Difficult conditions in the global economy may adversely affect our business and results of operations.

• Because the markets in which we compete are highly competitive, a failure to effectively compete could result in an immediate and substantial loss of market share.

• If the industries into which we sell our products experience recession or other cyclical effects impacting the budgets of our customers, our operating results could be negatively impacted.

• Because we sell our products to foreign customers, we are exposed to all of the risks associated with international sales, including foreign currency exposure.

• The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

• We have few patent rights in the technology employed in our products, which may limit our ability to compete.

• Claims by other companies that we infringe their intellectual property could adversely affect our business

• A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Risks Related to Our Common Stock

• Volatility of trading prices of our stock could result in a loss on an investment in our stock.

• Failure to maintain an effective system of internal control over financial reporting or to remediate weaknesses could materially harm our revenues, erode stockholder confidence in our ability to pursue business and report our financial results/condition, and negatively affect the trading price of our common stock.

• While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

• Future sales of our common stock in the public market could cause our stock price to fall.

• Provisions of our certificate of incorporation and bylaws and Nevada law may make a takeover more difficult.

• We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

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

Recent Events

On March 1, 2022, we purchased 100% of the issued and outstanding membership interests of Microlab/FXR LLC, a New Jersey limited liability company (“Microlab”) from Wireless Telecom Group, Inc, a New Jersey corporation (the “Seller”) pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 16, 2021. The consideration for the acquisition was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. The Company funded $17 million of the cash purchase price from the funds obtained under a $17 million term loan (the “Term Loan”) with Bank of America, N.A. (“BofA”) and paid the remaining amount of the cash purchase price with cash on hand. The Term Loan was issued as part of a loan agreement with BofA (the “Loan Agreement”) which also provided the Company with a $3 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”).

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

On September 12, 2023, we entered into Amendment No. 1 and Waiver to the Loan Agreement ( “Loan Amendment No. 1”) with BofA. Loan Amendment No. 1, among other matters, provided for a one-time waiver of our failure to maintain (i) consolidated debt to EBITDA ratio not exceeding 3.00 to 1.00 (the “Debt Test”) for the period ended July 31, 2023; and (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”) for the period ended July 31, 2023. Loan Amendment No. 1 also waived testing for compliance with the Debt Test and FCCR Test for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, with the Debt Test and FCCR Test to resume with the period ending October 31, 2024, and to continue thereafter on a trailing 12-month basis. Further, Loan Amendment No. 1 required that we maintain (i) (a) until September 21, 2023, minimum liquidity of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that was forecast for this date at the fourth week of the forecast; and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively. In connection with Loan Amendment No. 1, we also paid BofA a waiver fee of $50,000.

On January 26, 2024, we entered into Amendment No. 2 to the Loan Agreement (“Loan Amendment No. 2”) with BofA. Loan Amendment No. 2, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 requires that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company will be charged an additional fee equal to 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan if the Credit Facility is not repaid in full on or before March 1, 2024. This additional fee, if applicable, will be due on March 2, 2024. Further, Loan Amendment No. 2 requires that the Company make an additional principal payment of $1.0 million on the Term Loan on March 1, 2024, in addition to the existing monthly payments due on the Term Loan. In connection with Loan Amendment No. 2, we paid BofA a $500,000 paydown on the Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000. See, “Item 1. Business—Acquisition of Microlab/FXR LLC,” below.

Microlab designs and manufactures a wide selection of RF components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. Microlab products are used in small cell deployments, distributed antenna systems, in-building wireless solutions and cellular base-stations. Microlab’s portfolio includes RF components for ultra-wideband frequency ranges deployed in commercial wireless networks utilizing mid-band spectrum allocations for 5G mobile broadband.  We believe Microlab components possess unique capabilities for broadband frequency coverage, minimal loss and low passive intermodulation (“PIM”).  Microlab’s high-performance components – such as power combiners, directional couplers, attenuators, terminators and filters – are used in broadband applications to support commercial in-building wireless networks, public safety networks, rail and transportation deployments, and global positioning system (“GPS”) signal distribution.  Microlab also produces and sells various other products, including a portfolio of GPS digital repeaters and splitters for cellular timing synchronization as well as a passive systems monitor for real-time diagnostics of an in-building distributed antenna system (“DAS”).  We have operated the Microlab business at Seller’s facilities in Hanover Township, Parsippany, New Jersey, pursuant to a sublease since closing of the acquisition.  On October 19, 2022, we entered into two lease agreements for contiguous office and production space in Parsippany, New Jersey and moved the Microlab operations in July 2023 after certain improvements were completed, as negotiated under the lease agreements. The Microlab acquisition is in line with our previously announced strategy for driving revenue growth both organically and through the acquisition of companies that offer access to new products that can be sold to a growing customer base, including through an extensive distribution channel. Microlab’s products are known worldwide for their superior quality and performance and are considered the gold standard in RF and microwave distribution systems. We believe that there are significant growth opportunities in the small cell and DAS markets, and that Microlab’s products will provide the Company with additional scale and opportunity for further revenue growth.

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

Leverage our manufacturing and distribution capabilities and facilities. Our strategy is to operate our manufacturing and distribution locations to best provide our customers with a competitively priced, high-quality product offering delivered with a fast turnaround time. As part of this strategy, we utilize a “one-company” approach to production and distribution locations and allocate our resources based on each location’s production specialization capabilities, its proximity to the shipment destination, and other factors. Using this “one-company” approach, our goal is to leverage available capacity and shorten delivery times, while potentially providing lower shipping costs. We operate manufacturing and distribution locations in California, and in the Northeastern United States.

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

Targeted focus of product lines. Our strategy is to focus on passive products rather than manufacturing and selling operating or active components or products. Our product line focus remains on supporting and leveraging our distribution channels with our core passive interconnect and cable assemblies offering, while in parallel we continue to expand our portfolio of integrated solutions to address key end customer and market applications. As we have grown in recent years, we have placed a specific emphasis on expanding our product lines to offer more of the bill of materials required to deploy specific connectivity systems and applications in key markets, such as wireless and public safety communications.

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

RF Connector and Cable Assembly Segment.

Our RF Connector segment consists of the RF Connector and Cable Assembly division (“RF Connector division”) that is based at our headquarters in San Diego, California with expansion in New Jersey through our acquisition of Microlab. The RF Connector division is primarily engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use a variety of connectivity/communication applications. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard cable products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements. Additionally, during fiscal year 2023 the Company integrated the former C Enterprises division into the RF Connector division and San Diego headquarters. The business and assets of C Enterprises, L.P. were acquired on March 15, 2019, bringing to the Company the Corning Cable Systems CAH ConnectionsSM Gold Program member as an authorized manufacturer of fiber optic products that are backed by Corning Cable Systems’ extended warranty. This acquisition added the capabilities to design, develop and manufacture connectivity solutions including custom copper and fiber cable assemblies sold to telecommunications and data communications distributors.

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

The RF Connector division typically carries over 1,500 different types of connectors, adapters, tools, and test and measurements kits. This division’s connectors are used in thousands of different devices, products and types of equipment. Since the RF Connector division’s standard connectors can be used in a number of different products and devices, the discontinuation of one product typically does not make our connectors obsolete. Accordingly, most connectors that we carry can be marketed for a number of years. Furthermore, because our connector products are not dependent on any single line of products or any market segment, our overall sales of connectors tend to fluctuate less when there are material changes or disruption to a single product line or market segment.

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

We design our connectors at our headquarters in San Diego, California, and Microlab designs and manufactures a wide selection of components and integrated subsystems for signal conditioning and distribution in the wireless infrastructure markets as well as for use in medical devices. However, most of the connectors are manufactured for us by third-party foreign manufacturers located in Asia.

Custom Cabling Manufacturing and Assembly Segment.

The Custom Cabling segment currently consists of three wholly owned subsidiaries located in the Northeastern United States. Our plan is to integrate certain aspects of the manufacturing, sales and marketing functions of these divisions so as to better address overlapping market opportunities and to more efficiently manufacture, market, and ship products to our customers.

The three divisions that comprise the current Custom Cabling segment consist of the following:

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

The former C Enterprises, now integrated into the RF Connector division, is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. C Enterprises designs, develops and manufactures connectivity solutions to telecommunications and data communications distributors.

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

Foreign Sales

Net sales to foreign customers accounted for $6,387,000 (or approximately 9%) of our net sales, and $10,335,000 (or approximately 12%) of our net sales for the fiscal years ended October 31, 2023 and 2022, respectively. The majority of the export sales during these periods were to Canada.

We do not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

We currently sell our products through independent warehousing distributors and through our in-house marketing and sales team. Sales through independent distributors accounted for approximately 52% of our net sales for the fiscal year ended October 31, 2023. Our agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

We contract with outside third parties for the manufacture of a significant portion of our coaxial connectors. However, virtually all of the RF cable assemblies sold during the fiscal year ended October 31, 2023 were assembled at the International Organization for Standardization (“ISO”) approved factories in San Diego, California and Parsippany, New Jersey.  We procure our raw cable from manufacturers with ISO-approved factories in the United States, China, and Taiwan.  The Company primarily relies on several third-party partners for the manufacture of its coaxial connectors, tools and other passive components and receives bulk cable from multiple manufacturing plants. Although we do not have manufacturing contracts with these manufacturers for our connectors and cable products, we do have long-term purchasing relationships. There are certain risks associated with our dependence on third-party manufacturers for some of our products. See “Risk Factors” below. We have in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the third-party manufacturers are not primarily responsible for design work related to the manufacture of our connectors and cable assemblies.  Although our current facilities are set up to manufacture certain lines of products, manufacturing of certain products is often shifted to other facilities to alleviate capacity limitations or to address a customer’s product manufacturing schedule requirements.

We manufacture custom cable assemblies, adapters and electromechanical wiring harnesses and other products through Cables Unlimited at its Yaphank, New York manufacturing facility. The Yaphank facility is an ISO-approved factory. Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems’ extended warranty.

The Milford, Connecticut facility of Rel-Tech is an ISO-approved manufacturing facility that is primarily used to manufacture cable assemblies, electromechanical assemblies, wiring harnesses and other similar products.

The products sold by Schrofftech are designed and manufactured at its ISO-approved manufacturing facility in North Kingstown, Rhode Island.  Schrofftech’s products are manufactured and tested in accordance with the ETL Listing standards.

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

The Cables Unlimited, Rel-Tech, Schrofftech, and former C Enterprises divisions purchase largely all of the raw materials used in their products from sources located in the United States. Fiber optic cables are available from various manufacturers located throughout the United States, however, Cables Unlimited purchases most of its fiber optic cables from Corning Cables Systems LLC. The Company believes that the raw materials used by Cables Unlimited in its products are readily available and that Cables Unlimited is not currently dependent on any supplier for its raw materials except where Corning Extended Warranty certification is required. Neither Cables Unlimited nor Rel-Tech Electronics currently have any long-term purchase or supply agreements with their connector and cable suppliers.

Backlog

As of October 31, 2023, our estimated backlog of unfilled firm orders was approximately $16.1 million compared with backlog of approximately $27.8 million as of October 31, 2022. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions and, in particular, for project-based orders from wireless carrier customers for custom cable assemblies at our Cables Unlimited division. Since purchase orders are submitted from customers based on the estimated timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

It is expected that a substantial portion of the backlog will be filled within the next 12 months. Most of the orders that we receive, particularly in the RF Connector segment, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Acquisition of Microlab/FXR LLC

On December 16, 2021, the Company entered into the Purchase Agreement with Seller (Wireless Telecom Group, Inc.), and its wholly owned subsidiary Microlab, pursuant to which we purchased 100% of the issued and outstanding membership interests of Microlab from the Seller on March 1, 2022. The consideration for the acquisition was $24,250,000, subject to certain post-closing adjustments as set forth in the Purchase Agreement. The purchase price was paid in cash at the closing. We funded most of the cash purchase price from the funds obtained under the $17 million Term Loan with Bank of America, N.A. and paid the remaining amount of the cash purchase price with $7.3 million of cash on hand.  The Term Loan was issued as part of a loan agreement with Bank of America, N.A. which also provided the Company with the $3 million Revolving Credit Facility.  Microlab is a New Jersey based company that designs and manufactures high-performance RF and microwave products such as dividers, directional couplers and filters enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks.

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

Human Capital

As of October 31, 2023, we employed 321 full-time employees, of whom 67 were in accounting, administration, sales and management, 241 were in manufacturing, distribution and assembly, and 13 were engineers engaged in design, engineering and research and development. The employees were based at our facilities in San Diego, California (162 employees), Yaphank, New York (62 employees), Milford, Connecticut (47 employees), Parsippany, New Jersey (42 employees), and North Kingstown, Rhode Island (8 employees). We also occasionally hire part-time employees. We believe that we have a good relationship with our employees.

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

Because the RF Connector division carries thousands of separate types of connectors and other products, most of which are available in standard sizes and configurations and are also offered by our competitors, we do not believe that our cables and connector business or competitive position is dependent on patent protection.

Under agreements with Corning Cables Systems LLC, Cables Unlimited and C Enterprises are permitted to advertise that they are Corning Cables System CAH Connections SM Gold Program members.

With the acquisition of Microlab, three additional relevant patents were added to our portfolio regarding GPS signal repeaters, RF System Monitoring, and RF Tappers. Additional filings are also pending for RF system conditioning.

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

We usually sell to customers on 30 to 60-day terms pursuant to invoices and do not generally grant extended payment terms. Generally, customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

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

Our products are Restriction on Hazardous Substances (“RoHS”) compliant.

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state, and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2023, and there are no material expenditures planned for such purposes in fiscal year 2024.

Investor Information

Our principal executive office is currently located at 16868 Via Del Campo Court, Suite 200, San Diego, California. RF Industries, Ltd. was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and our five wholly owned subsidiaries, Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., Schroff Technologies International, Inc., and Microlab/FXR LLC.

The Company’s principal Internet website is located at http://www.rfindustries.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). Reports filed with the SEC are also available on the SEC’s website at www.sec.gov. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report.

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

On March 1, 2022, we purchased Microlab from Wireless Telecom Group, Inc. for $24,250,000, subject to certain post-closing adjustments. We funded $17 million of the cash purchase price from the funds obtained under the term loan obtained from Bank of America, N.A. (the “Credit Facility Lender”) and paid the remaining amount of the cash purchase price with $7.3 million cash on hand, thereby reducing the amount of cash available for future acquisitions, for investments in the expansion of our existing businesses and assets, or as a reserve for unanticipated financial requirements.

We entered into a Loan Agreement to fund our acquisition of Microlab, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

On February 25, 2022, we entered into a Loan Agreement with the Credit Facility Lender (the “Loan Agreement”), which facility provided the Company with a $3 million revolving credit facility (the “Revolving Credit Facility”) and a $17 million term loan (the “Term Loan”, collectively with the “Revolving Credit Facility”, the “Credit Facility”). We borrowed the full $17 million amount available under the Term Loan in order to fund the purchase of Microlab. The maturity date of the Term Loan is March 1, 2027. The maturity date of the Revolving Credit Facility is March 1, 2024. Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by all personal property of the Company and certain of its subsidiaries. The Credit Facility requires the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00 (the “Debt Test”); (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”); and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ending January 31, 2022. In addition, the Credit Facility contains customary affirmative and negative covenants.

On September 12, 2023, we entered into Amendment No. 1 and Waiver to the Loan Agreement ( “Loan Amendment No. 1”), which, among other matters, provided for a one-time waiver of our failure to comply with (i) the Debt Test for the period ended July 31, 2023; and (ii) the FCCR Test for the period ended July 31, 2023. Loan Amendment No. 1 also waived testing for compliance with the Debt Test and FCCR Test for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, with the Debt Test and FCCR Test to resume with the period ending October 31, 2024, and to continue thereafter on a trailing 12-month basis. Further, Loan Amendment No. 1 requires that we maintain (i) (a) until September 21, 2023, minimum liquidity of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that was forecast for this date at the fourth week of the forecast; and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively.

On January 26, 2024, we entered into Amendment No. 2 to the Loan Agreement (“Loan Amendment No. 2”), which, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 requires that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company will be charged an additional fee equal to 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan if the Credit Facility is not repaid in full on or before March 1, 2024. This additional fee, if applicable, will be due on March 2, 2024. Further, Loan Amendment No. 2 requires that the Company make an additional principal payment of $1.0 million on the Term Loan on March 1, 2024, in addition to the existing monthly payments due on the Term Loan. In connection with Loan Amendment No. 2, we paid the Credit Facility Lender a $500,000 paydown on the Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000.

In the event of noncompliance with these financial covenants, as updated through the recent amendments to the Loan Agreement, we will either have to obtain another waiver or otherwise renegotiate the terms of our Credit Facility or refinance the Credit Facility otherwise our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness.  The Credit Facility Lender may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein. Any event that could require us to repay debt prior to its due date could have a material adverse impact on our financial condition and results of operations and may affect our ability to continue as a going concern.  Further, any renegotiation, refinancing or additional indebtedness that we incur in the future may subject us to further covenants.

Our ability to comply with covenants contained in the Loan Agreement, renegotiate terms of the Loan Agreement or refinance the Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the Loan Agreement are secured, on a first-priority basis, and such security interests could be enforced in the event of default by the collateral agent for the Loan Agreement.

Due to the nature of our business, we need continued access to capital, which if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires capital that is not financed by trade creditors when our business is expanding. If cash from available sources is insufficient or cash is used for unanticipated needs, we may require additional capital sooner than anticipated.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months; however, there can be no assurance that our cash resources will fund our operating plan for the period anticipated by us, especially if there is a material adverse impact on our business from unforeseen events or a desire to reduce our outstanding indebtedness.  Any such events could have an effect on our liquidity and our ability to continue as a going concern in the future, and result in a need to raise additional capital. Alternatively, we could decide to liquidate assets, raise capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. Further, under our Loan Agreement, we are limited by financial and other negative covenants in our credit arrangements. If we cannot raise funds on acceptable terms, we may be unable to continue as a going concern and may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

In the event that we are unable to pay our obligations on the Credit Facility on a timely basis, maintain the financial covenants under the Loan Agreement, as amended, including the minimum liquidity and EBITDA requirements, or otherwise default on our obligations under the Loan Agreement, the Credit Facility Lender will have a right to foreclose on personal property of the Company and certain of its subsidiaries.

We depend on third-party contract manufacturers for a majority of our connector manufacturing needs. If they are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and profitability would be harmed and our reputation may suffer.

Substantially all of the RF Connector division’s connector products are manufactured by third-party contract manufacturers. We rely on them to procure components for RF connectors and in certain cases to design, assemble and test the products on a timely and cost-efficient basis. If our contract manufacturers are unable to complete design work on a timely basis, we will experience delays in product development and our ability to compete may be harmed. In addition, because some of our manufacturers have manufacturing facilities in Taiwan and China, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. Further, health crises, including epidemics or pandemics, such as the COVID-19 pandemic, and government and business responses thereto, could affect our manufacturers, including by resulting in quarantines and/or closures, which could result in potential closures and disruptions to our manufacturing needs. If our manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, our operations would be disrupted and our net revenue and profitability would suffer. Moreover, if our third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a higher rate of product returns, which would also reduce our profitability and may harm our reputation and brand.

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

In addition to the normal risks associated with purchasing a new business and operating at a new location, the Company’s acquisition of Microlab in 2022 reduced our cash on hand by over $7.3 million and we took on $17 million of indebtedness and related financial covenants under the Term Loan, including imposing a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization. A breach of any of the covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, the commercial bank could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable. The credit facility is secured by a lien on substantially all personal property of the Company and certain of its subsidiaries.

Global economic conditions and any related impact on our supply chain and the markets where we do business could adversely affect our results of operations.

The uncertain state of the global economy (including the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others, and more recently between Israel and Hamas) continues to impact businesses around the world. Deteriorating economic conditions or financial uncertainty in any of the markets in which we sell our products could reduce business confidence and adversely impact spending patterns, and thereby could adversely affect our sales and results of operations. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.

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

Our business, financial condition and results of operations could be harmed by the effects of outbreaks of COVID-19 or similar public health crises.

We are subject to risks associated with public health threats, including outbreaks associated with COVID-19 and its variants, which have had and may continue to have an adverse impact on certain aspects of our business. While most countries have removed or reduced the restrictions initially implemented in response to COVID-19, the extent to which the COVID-19 pandemic or another public health crisis impact our business, results of operations, and financial condition will depend on future developments which are highly uncertain and are difficult to predict. These developments include, but are not limited to, future resurgences of the virus and its variants, actions taken to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, and the imposition of government lockdowns, quarantine and physical distancing requirements.

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

We generate much of our revenue from a limited number of customers. For the year ended October 31, 2023, a wireless carrier customer accounted for approximately 10% of total sales and had no accounts receivable. Another distributor customer accounted for approximately 10% of total sales and for 11% of the total net accounts receivable. For the year ended October 31, 2022, the same wireless carrier accounted for approximately 20% of total sales, and a distributor accounted for less than 10% of total sales. These two customers’ accounts receivable balances each accounted for approximately 14% and 19% of the total net accounts receivable balance at October 31, 2022. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. Adverse events affecting our principal customers could also negatively affect our ability to retain their business and obtain new orders, which could adversely affect our revenue and results of operations.

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

Because we sell our products to foreign customers, we are exposed to risks associated with international sales, including foreign currency exposure.

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 9% and 12% of our net sales during the years ended October 31, 2023 and 2022, respectively. International revenues are subject to a number of risks, including:

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

Since sales made to foreign customers have historically been in U.S. dollars, previously we have not been exposed to the risks of foreign currency fluctuations. However, with the acquisition of Microlab, sales made to certain foreign customers were denominated in the currencies of the countries where sales are made and for the fiscal year ended October 31, 2023 and October 31, 2022, we recognized $0.1 million in foreign currency exchange gain and $0.2 million in foreign currency exchange loss at time of collection, respectively.

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

As a company with a relatively small public float, we may experience greater stock price volatility, price run-ups, lower trading volume and less liquidity than large-capitalization companies. The market price of our common stock has varied greatly, and the trading volume of our common stock has historically fluctuated greatly as well. These fluctuations often occur independently of our performance or any of our announcements. Factors that may result in such fluctuations include:

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

As of October 31, 2023 and 2022, we determined that our internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

During fiscal 2023, we did not make any dividend distributions to our stockholders. Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Therefore, even if our operations return to their prior level of profitability, any decision to pay dividends in the future will depend on various other factors that the Board may consider relevant. Accordingly, no assurance can be given that we will once again pay dividends in the future. If we do not pay a cash dividend, our stockholders will not realize a return on their investment in the common stock except to the extent of any appreciation in the value of the common stock.

Future sales of our common stock in the public market could cause our stock price to fall.

As a smaller capitalized company, the average trading volume of our shares of common stock is relatively small. As a result, sales of a significant number of shares, or the perception that significant sales could occur, could result in a decline in our stock price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of October 31, 2023, we had 10,343,223 shares of common stock outstanding. In addition, we had outstanding options for the purchase of 750,143 shares of common stock, the exercise of which would increase the number of common stock outstanding. The issuance and subsequent sale of the shares underlying these stock options could depress the trading price of our common stock. As of October 31, 2023, we also had 703,252 shares available for future grant as stock options or restricted shares, the issuance and sale of which could also impact our stock price.

Provisions of our certificate of incorporation and bylaws and Nevada law may make a takeover more difficult.

There are provisions in our basic corporate documents and under Nevada law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM1C.	CYBERSECURITY

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease 86,952 square feet of space for our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. On June 27, 2023, we entered into a Managed Client Agreement with RGN-MCA San Diego II, LLC (“IWG”) pursuant to which IWG agreed to provide managed services for flexible workspaces under the “Regus” brand for 39,979 square feet on the 1st and 2nd floor(s) of the adjacent and vacant office spaces of our corporate headquarters. We occupy 46,973 square feet of office, warehouse and manufacturing space that house our corporate administration, sales and marketing, and engineering departments.  The buildings are also used for production and warehousing by our RF Connector segment. We also lease 38,200 square feet of office and commercial lab space in Parsippany, New Jersey, where we operate the Micolab division. Additionally, we lease spaces in three other locations in the United States that house the administration offices and manufacturing facilities for our Custom Cabling segment.  The table below shows a summary of the square footage of these locations as of October 31, 2023:

Lease Location	Square Footage
Milford, CT	13,750
North Kingstown, RI	10,700
Yaphank, NY	24,500

ITEM 3.	LEGAL PROCEEDINGS

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

Stockholders. As of October 31, 2023, there were 251 holders of our common stock according to the records of our transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Issuer Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2023.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by us that were not registered under the Securities Act during fiscal 2023.

Dividend Policy. Due to the current economic uncertainty and other financial considerations, our Board did not issue any dividend payments in fiscal year 2023. In the past our Board has approved dividend payments, but no assurance can be given if, or when the Board will resume dividend payments. The declaration and amount of any actual cash dividend are in the sole discretion of the Board and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. Accordingly, if and when any dividends will be declared in the future will be determined by our Board based on the Company’s future operations and on the Board’s decision regarding the use of any future earnings.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of October 31, 2023, we performed an impairment test analysis for Microlab and as of July 31, 2023, we performed an impairment test analysis for Schrofftech. As noted above, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

Impairment may result from a number of factors, including performance deterioration, negative cash flows from operations and/or changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Microlab’s results for the fiscal year ended October 31, 2023 triggered an impairment analysis. Schrofftech’s three and nine-month results ended July 31, 2023 triggered an impairment analysis. Microlab was acquired in March 1, 2022 for a total purchase price of $24.5 million. Schrofftech was acquired on November 4, 2019 for a total purchase price of $5.3 million, consisting of cash consideration of $4.0 million and $1.3 million in earn-out, of which none was earned.

As of October 31, 2023, Microlab has a carrying value of $17.2 million, of which includes $5.6 million in goodwill, $11.6 million in net amortizable intangible assets. As of October 31, 2023, Schrofftech has a carrying value of $3.1 million, of which includes $1.1 million in goodwill, $0.5 million in non-amortizable intangible assets and $1.5 million in net amortizable intangible assets. The analyses performed included a blend of the income approach (discounted cash flow method) and market approach (guideline public company method) to reach a fair value of equity in excess of the fair value to the carrying amount.

The analysis performed in blending the income approach and the market approach incorporates several significant judgments and assumptions about projected revenue growth, future operating margins and discount rates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. Changes in certain events or circumstances could result in changes to our estimated fair values and may result in future write-downs to the carrying values of these assets. Impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

Income Taxes

We record a tax provision (benefit) for the anticipated tax consequences of the reported results of operations. Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates as of the date of the financial statements that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

The RF Connector segment was comprised of three divisions while the Custom Cabling segment was comprised of three divisions. The six divisions that met the quantitative thresholds for segment reporting in the fiscal year ended October 31, 2022 were the RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab.

Revenues generated from the Custom Cabling segment were from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 64% of the Company’s total sales, and revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 36% of total sales for fiscal 2023. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream when compared to the Custom Cabling segment. The Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger project-based purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues, therefore, may be more volatile than the revenues of the RF Connector segment.

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

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recognized and the credit reduces salaries and wages. For the fiscal year ended October 31, 2022, we qualified and filed to claim the ERC and have recorded the credit as a receivable in Other Current Assets. As of October 31, 2023, we carried a $0.1 million ERC receivable in Other Current Assets.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2023 and 2022 (in thousands, except percentages):

	2023		2022
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$4,897	6.0%	$4,532	5.1%
Current assets	36,040	43.8%	46,247	51.6%
Current liabilities	12,511	15.2%	19,536	21.8%
Working capital	23,529	28.6%	26,711	29.8%
Property and equipment, net	4,924	6.0%	3,173	3.5%
Total assets	82,278	100.0%	89,566	100.0%
Stockholders' equity	39,762	48.3%	41,869	46.7%

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. However, we have incurred operating losses in fiscal 2023. During this period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of October 31, 2023, we had a total of $4.9 million of cash and cash equivalents compared to a total of $4.5 million of cash and cash equivalents as of October 31, 2022. As of October 31, 2023, we had working capital of $23.5 million and a current ratio of approximately 2.9:1 with current assets of $36.0 million and current liabilities of $12.5 million. We believe that the amount of cash remaining will be sufficient to fund our anticipated liquidity needs.

As of October 31, 2023, we had $16.1 million of backlog, compared to $27.8 million as of October 31, 2022. The decrease in backlog relates primarily to shipments made against orders for our hybrid fiber cables. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

As of October 31, 2023, we generated $4.2 million of cash in our operating activities. This net inflow of cash is primarily related to an increase in other current assets of $3.7 million, the collections of accounts receivable of $4.4 million, $2.4 million from depreciation and amortization, $2.3 million from inventories, $1.5 million from right of use assets, $0.9 million from stock-based compensation expense, and $0.1 million from bad debt expense. The cash usage was primarily due to accrued expenses of $4.2 million, payments on accounts payable of $2.5 million, income tax payable $0.8 million, deferred income taxes $0.7 million and our net loss of $3.1 million. The cash generated by other current assets represents $3.7 million, which primarily consists of $2.8 million of reimbursement for tenant improvements and $1.5 million received from ERC, offset by $0.6 million of prepaid taxes.

As of October 31, 2023, we also spent $2.5 million on capital expenditures, and $2.4 million in Term Loan payments. The cash used in operating activities and the amounts spent on capital expenditures were partially offset by $0.1 million of proceeds received from the exercise of stock options. As noted above, we also drew $1.0 million from the Revolving Credit Facility in fiscal 2023, primarily to fund leasehold improvements to the new corporate headquarters.

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

Results of Operations

The following summarizes the key components of our consolidated results of operations for the fiscal years ended October 31, 2023 and 2022 (in thousands, except percentages):

	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$72,168	100.0%	$85,254	100.0%
Cost of sales	52,631	72.9%	60,705	71.2%
Gross profit	19,537	27.1%	24,549	28.8%
Engineering expenses	3,151	4.4%	2,913	3.4%
Selling and general expenses	20,183	28.0%	19,448	22.8%
Operating income	(3,797)	-5.3%	2,188	2.6%
Other (loss) income	(453)	-0.6%	(601)	-0.7%
Income before provision for income taxes	(4,250)	-5.9%	1,587	1.9%
Provision for income taxes	(1,172)	-1.6%	139	0.2%
Consolidated net income	(3,078)	-4.3%	1,448	1.7%

Net sales for the year ended October 31, 2023 (“fiscal 2023”) of $72.2 million decreased by 15.4%, or $13.1 million, compared to the year ended October 31, 2022 (“fiscal 2022”). The decrease in net sales is attributable to the Custom Cabling segment, which decreased by $15.5 million, or 37.2%, to $26.2 million compared to $41.7 million in fiscal 2022, primarily related to wireless carrier network deployment slowdowns across the industry in fiscal 2023 impacting both our hybrid fiber sales and our small cell and direct air cooling products. Net sales for fiscal 2023 at the RF Connector segment increased by $2.4 million, or 5.5%, to $45.9 million compared to $43.5 million in fiscal 2022. The increase was primarily the result of the Microlab acquisition on March 1, 2022.

Gross profit for fiscal 2023 decreased by $5.0 million to $19.5 million and gross margins decreased to 27.1% of sales from 28.8% of sales in fiscal 2022. The decreases in gross profit and gross margins were primarily related to the overall decrease in sales and the sales mix.

Engineering expenses increased by $0.3 million to $3.2 million for fiscal 2023 compared to $2.9 million in fiscal 2022. The increase was primarily due to engineering efforts associated with our integrated systems products and a full year of Microlab operations. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $0.8 million to $20.2 million (28.0% of sales) compared to $19.4 million (22.8% of sales) in fiscal 2022. Microlab, which was acquired on March 1, 2022, accounted for $4.9 million of the selling and general expenses, as compared to $3.3 million in fiscal 2022. The increase at Microlab was offset by decreases in variable compensation related to commissions and bonus as a result of the lower sales overall. We also incurred one-time charges totaling $0.9 million related to an additional rent expense of $444,000 (of which $387,000 was non-cash) related to lease accounting, $252,000 in facility move expenses, severance of $75,000, $63,000 in ERP system implementations, $50,000 in bank waiver amendment fees and $42,000 in bank covenant reviews in fiscal 2023 compared to acquisition related expenses and other one-time charges (including attorney fees, due diligence and broker fees) which accounted for $2.1 million in fiscal 2022.

For fiscal 2023, we recorded a pretax income for the Custom Cabling segment of $0.6 million and a pretax loss for the RF Connector segment of $3.5 million, as compared to $4.1 million and $0.6 million of income, respectively, for fiscal 2022. The pretax loss at the Custom Cabling segment was primarily due to the decrease in sales of hybrid fiber cables to our wireless carrier customers and a decrease in sales of small cell products and systems to customers in the Tier-1 wireless ecosystem. The decrease in the pretax net income at the RF Connector segment was primarily due to the decrease in sales related to carrier projects involving approved RF components.

For fiscal 2023 and 2022, we recorded income tax (benefit) provision of ($1,172,000) and $139,000, respectively. The effective tax rate was 27.6% for fiscal 2023, compared to 8.8% for fiscal 2022. The change in effective tax rate for fiscal 2023 and 2022 was primarily driven by stock-based compensation windfall/shortfalls, change in valuation allowance and the Company’s full year financial loss.

For fiscal 2023, net loss was $3.1 million and fully diluted loss per share was $0.30 as compared to a net income of $1.4 million and fully diluted earnings per share of $0.14 for fiscal 2022. For fiscal 2023, the diluted weighted average shares outstanding was 10,283,449 as compared to 10,242,417 for fiscal 2022.

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

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report:

●	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of October 31, 2023 and 2022

●	Consolidated Statements of Operations for the years ended October 31, 2023 and 2022

●	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2023 and 2022

●	Consolidated Statements of Cash Flows for the years ended October 31, 2023 and 2022

●	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2023.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2023.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

During the quarter ended October 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of January 15, 2024. Other than Robert Dawson, our current President and Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Mark K. Holdsworth, Chairman	58	2020
Sheryl Cefali	61	2019
Robert Dawson	50	2018
Gerald T. Garland	73	2017
Kay L. Tidwell	46	2022

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

Sheryl Cefali was appointed to the Board of Directors in 2019 and currently serves as the Chair of the Compensation Committee and a Committee member on the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Cefali is a Managing Director in the Duff & Phelps Opinions Practice of Kroll, LLC. Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. She is a member of the Fairness and Solvency Opinion Senior Review Committee at Duff & Phelps. Prior to joining Duff & Phelps in 1990, she was a Vice President with Houlihan Lokey. Ms. Cefali received her M.B.A. with a concentration in finance from the University of Southern California and her B.A. degree from the University of California at Santa Barbara.

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

Gerald T. Garland has been a Board member since 2017 and currently serves as Chair of the Audit Committee and a Committee member on the Compensation Committee. He is currently the CEO and Co-Founder of Life, Leadership and Legacy, LLC. From 2003 until 2015, Mr. Garland served as Senior Vice President of Solutions Development and Product Management and SVP of the Commercial Division for TESSCO Technologies, a publicly traded value-added distributor and solutions provider for the wireless industry. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 companies. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, CISCO certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO Technologies from 1993 to 1999, during which he oversaw the company’s initial public offering as well as TESSCO’s significant sales expansion. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his M.B.A., with a concentration in Finance from Loyola University and his Bachelor of Science in Business Management and Accounting from Towson University. He is a member of the Board of Directors and Senior Adviser to the World Trade Center Institute and a Senior Adviser and former Board member of SOZO Children.

Kay L. Tidwell was appointed to the Board in 2022 and serves as the Chair of the Nominating and Corporate Governance Committee and is a member of the Compensation Committee. Ms. Tidwell is the Executive Vice President, General Counsel and Chief Risk Officer of Hudson Pacific Properties Inc. (“Hudson Pacific”). She joined Hudson Pacific in 2010 and is responsible for the Company’s corporate legal function, overseeing corporate governance matters, SEC and NYSE compliance, insurance and litigation, as well as managing outside counsel. Prior to Hudson Pacific, Ms. Tidwell was an attorney at Latham & Watkins LLP (“Latham & Watkins”), where she began her legal career in the Los Angeles office, advising on a wide variety of corporate and securities matters, including Hudson Pacific’s IPO. Ms. Tidwell also worked as the U.S. associate in the German offices of Latham & Watkins. She serves on the board of Elemental Music, a nonprofit providing after-school music ensembles for elementary, middle and high school students. Ms. Tidwell received a Bachelor of Arts degree in English, magna cum laude, from Yale College. She also earned a Juris Doctor degree from Yale Law School.

The Company believes that Messrs. Holdsworth, Dawson and Garland and Ms. Cefali and Tidwell have the following qualifications as members of the Board of Directors:

Mark K. Holdsworth: Mr. Holdsworth has significant experience in investment banking and investment management. In addition, Mr. Holdsworth has experience in serving on the Boards of Directors of major public companies and as the Chairman of a Corporate Governance and Responsibility Committee.

Sheryl Cefali: Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. Ms. Cefali is currently a Managing Director at Kroll, LLC, as well as a member of that firm’s Fairness and Solvency Opinions Senior Review Committee.

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

Kay L. Tidwell. Ms. Tidwell has experience advising public company boards as a former attorney at Latham & Watkins. In her current role as Executive Vice President, General Counsel and Risk Officer of Hudson Pacific, she also has relevant corporate governance compliance and risk management experience.

Management

Robert Dawson, 50, has been the Company’s President and Chief Executive Officer since July 17, 2017. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

Peter Yin, 41, Chief Financial Officer, was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary effective July 11, 2020, promoted to Chief Financial Officer on January 12, 2021 and additionally appointed Treasurer on December 10, 2021. Mr. Yin, a Certified Public Accountant and a Certified Fraud Examiner, joined the Company in September 2014 and served as the Company’s Senior Vice President, Finance & Operations since November 2019. Prior to joining the Company, Mr. Yin worked at Sony Corporation of America in Corporate Audit from 2010 to 2014, and at Grant Thornton in the Assurance practice from 2006 to 2010. Mr. Yin received a Bachelor’s degree in Accountancy from the University of San Diego.

Ray Bibisi, 59, joined the Company as Chief Revenue Officer in January 2020 and was promoted to Chief Operating Officer effective in May 2022. Prior to joining the Company, he spent over 30 years at Radio Frequency Systems, where he concurrently held the roles of Vice President of Sales and General Manager of North America, and was a member of the Global Governing Executive Committee, and concurrently also oversaw operations, finance, supply chain, and research and development.

Board of Director Meetings

During the fiscal year ended October 31, 2023, the Board of Directors held five meetings. During the fiscal year ended October 31, 2023, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which they served.

Board Age Limitation Policy

In December 2020, the Board adopted a policy that no individual shall be eligible to be nominated by the Board of Directors for election or re-election as a member of the Board if, at the time of the nomination, the individual has attained the age of 75 years.

Board Committees

During fiscal 2023, the Board of Directors maintained four committees: the Compensation Committee, the Audit Committee, the Nominating and Corporate Governance Committee, and the Strategic Planning and Capital Allocation Committee. The Strategic Planning and Capital Allocation Committee was dissolved in November 2023, as the Board determined that it would maintain the responsibilities previously delegated to the committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints, and to oversee the Company’s cybersecurity risk, policies and procedures. During fiscal 2023, the Audit Committee was composed of Mr. Garland (Chair), Ms. Cefali, and Mr. Cohenour, with Mr. Cohenour resigning from Board and all committees thereof effective as of October 31, 2023. Mr. Holdsworth replaced Mr. Cohenour as a member of the Audit Committee upon his resignation. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has significant knowledge of financial matters, and Messrs. Garland is and Cohenour was, during the time of his service on the Audit Committee, an “audit committee financial expert.” The Audit Committee met five times during fiscal 2023.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Garland, Mr. Holdsworth, and Ms. Tidwell, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2022, Marvin Fink served on the Compensation Committee until he resigned as a director as of September 6, 2022, and Ms. Tidwell was appointed to the Compensation Committee on September 8, 2022. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. As part of its other responsibilities, the Compensation Committee provides general oversight of our compensation structure and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending equity-based and incentive compensation plans; and recommending compensation policies and practices for service on our Board of Directors and its committees and for the Chair of our Board of Directors. The Compensation Committee works primarily with our Chief Executive Officer to gather internal data and solicit management’s recommendations regarding compensation. However, the Compensation Committee determines the compensation for each of our individual officers outside the presence of the affected officer. The Compensation Committee also advises and consults with other non-executive board members as it determines appropriate regarding compensation issues. The Compensation Committee held seven meetings during fiscal 2023.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and performing and overseeing the annual evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Ms. Tidwell (Chair), Mr. Holdsworth, and Ms. Cefali, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2022 Mr. Fink served on the Committee until he resigned as a director as of September 6, 2022 and Ms. Tidwell joined as of September 8, 2022. The Nominating and Corporate Governance Committee held seven meetings during fiscal 2023.

The Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each operate pursuant to a written charter, which charters are available on our website on www.rfindustries.com.

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

The following table discloses the compensation awarded to, earned by, paid to or accrued to our named executive officers for services rendered to us for the years ended October 31, 2023 and 2022.

Summary Compensation Table

											Nonqualified
									Non-Equity		Deferred
					Stock		Option		Incentive Plan		Compensation	All Other
		Salary	Severance	Bonus	Awards		Awards		Compensation		Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)		($)		($)	($) (4)	($)
Robert D. Dawson
President and Chief Executive Officer and Director (1)	2023	443,333	-	-	177,863	(5)	204,240	(5)	-	(11)	-	69,231	894,667
	2022	435,000	-	-	165,898	(6)	179,250	(6)	243,687	(12)	-	58,405	1,082,240
Peter Yin
Chief Financial Officer (2)	2023	283,333	-	-	63,525	(7)	72,942	(7)	-	(11)	-	35,803	455,603
	2022	275,000	-	-	59,248	(7)	166,446	(8)	102,713	(12)	-	45,362	648,769
Ray Bibisi
Chief Operating Officer (3)	2023	218,333	-	-	30,493		35,012	(9)	-	(11)	-	24,799	308,637
	2022	210,000	-	-	28,440	(9)	30,728	(10)	78,435	(12)	-	17,202	364,805

(1)	Effective January 10, 2022, Mr. Dawson’s annual salary increased to $435,000, and effective January 11, 2023, his annual salary increased to $443,333.

(2)	Effective January 10, 2022, Mr. Yin’s annual salary increased to $275,000, and effective January 11, 2023, his annual salary increased to $283,333.

(3)

Effective May 13, 2022, Mr. Bibisi was appointed Chief Operating Officer, effective January 11, 2022, his annual salary increased to $210,000, and effective January 10, 2023, his annual salary increased to $218,333.

(4)	Represents accrued vacation.

(5)

On January 11, 2023, Mr. Dawson was granted 31,818 shares of restricted stock valued at $173,749 and options to purchase 63,636 shares of common stock at an exercise price of $5.46 (the closing price of the Company’s common stock on the date of grant) valued at $204,240.

(6)

On January 10, 2022, Mr. Dawson was granted 23,333 shares of restricted stock valued at $165,898 and options to purchase 46,667 shares of common stock at an exercise price of $7.11 (the closing price of the Company’s common stock on the date of grant) valued at $179,250.

(7)

On January 11, 2023, Mr. Yin was granted 11,364 shares of restricted stock valued at $62,055 and options to purchase 22,727 shares of common stock at an exercise price of $5.46 (the closing price of the Company’s common stock on the date of grant) valued at $72,942.

(8)

On January 10, 2022, Mr. Yin was granted 8,333 shares of restricted stock valued at $59,248 and options to purchase 43,334 shares of common stock at an exercise price of $7.11 (the closing price of the Company’s common stock on the date of grant and consisting of an annual grant of 16,667 options and a special one-time grant of 26,667 options) valued at $166,446.

(9)

On January 11, 2023, Mr. Bibisi was granted 5,455 shares of restricted stock valued at $29,788 and options to purchase 10,909 shares of common stock at an exercise price of $5.46 (the closing price of the Company’s common stock on the date of grant) valued at $35,012.

(10)

 On January 10, 2022, Mr. Bibisi was granted 4,000 shares of restricted stock valued at $28,440 and options to purchase 8,000 shares of common stock at an exercise price of $7.11(the closing price of the Company’s common stock on the date of grant) valued at $30,728.

(11)

 On March 9, 2023, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for Mr. Dawson was 75% and Mr. Yin and Mr. Bibisi was 50% of their respective annual base salaries.  The Board determined that each of these officers did not achieve the established goals, and therefore did not earn a bonus of their respective salary for the fiscal year ended October 31, 2023.

(12)

 On January 10, 2022, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for Mr. Dawson was 75% and Mr. Yin and Mr. Bibisi was 50% of their respective annual base salaries.  The Board determined that each of these officers achieved 75% of the established goals, and therefore Mr. Dawson earned approximately 56% and Mr. Yin and Mr. Bibisi each earned a bonus of approximately 37.4% of their respective salary for the fiscal year ended October 31, 2022.

2023 Option Grants

On January 11, 2023, we granted incentive stock options to Mr. Dawson for the purchase of 63,636 shares, Mr. Yin for the purchase of 22,727 shares, and Mr. Bibisi for the purchase of 10,909 shares.  The options vest over four years as follows: (i) one-quarter of the options shall vest on January 10, 2024; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 10, 2024. All incentive stock options expire 10 years from the date of grant. No other options were granted to the named executive officers during the year ended October 31, 2023.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2023 by each of our named executive officers were issued under our 2020 Equity Incentive Plan and 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our named executive officers as of October 31, 2023:

Outstanding Equity Awards As Of October 31, 2023

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Robert D. Dawson	25,000.00		-		1.90	7/17/2027
	39,375.00		2,625.00	(1)	6.40	1/9/2030
	28,875.00		13,125.00	(2)	4.98	1/12/2031
	50,000.00		-		8.69	7/16/2031
	20,418.00		26,249.00	(3)	7.11	1/10/2032
	-		63,636.00	(4)	5.46	1/11/2033

Peter Yin	24,000.00		32,000.00	(5)	2.40	12/13/2027
	3,283.00		469.00	(6)	6.40	1/9/2030
	6,875.00		3,125.00	(2)	4.98	1/12/2031
	18,958.00		24,376.00	(3)	7.11	1/10/2032
	-		22,727.00	(4)	5.46	1/11/2033

Ray Bibisi	40,000.00		10,000.00	(7)	6.74	1/6/2030
	9,375.00		625.00	(8)	6.40	1/9/2030
	5,157.00		2,343.00	(2)	4.98	1/12/2031
	3,500.00		4,500.00	(3)	7.11	1/10/2032
	-		10,909.00	(4)	5.46	1/11/2033

(1)	Vests in installments of 2,625 shares per quarter.
(2)

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

(4)

Vests over four years as follows: (i) one-quarter shall vest on January 11, 2024; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 11 2024.

(5)	Vests as to 8,000 shares annually following grant on December 13, 2017.
(6)	Vests in installments of 469 shares per quarter.
(7)	Vests as to 10,000 shares annually following grant on January 6, 2020.
(8)	Vests in installments of 625 shares per quarter.

During the fiscal year ended October 31, 2023, we did not adjust or amend the exercise price of stock options awarded to the named executive officers.

Employment Agreements; Incentive Plan; Change of Control Arrangements

Employment Agreements

Robert Dawson. On July 16, 2021, the Company entered into an employment agreement (the “CEO Employment Agreement”) with Robert D. Dawson, pursuant to which he continues to serve as the Company’s President and Chief Executive Officer. The CEO Employment Agreement became effective on July 17, 2021 and replaced Mr. Dawson’s prior employment agreement that expired on July 17, 2021. The initial term of the CEO Employment Agreement ends on January 31, 2023, after which the CEO Employment Agreement shall automatically renew for additional one (1) year periods, unless either Mr. Dawson or the Company provides the other party with written notice of non-renewal at least ninety (90) days prior to the date of automatic renewal.

Under the CEO Employment Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $425,000. Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary. Under the CEO Employment Agreement, if Mr. Dawson’s employment is terminated by the Company for any reason other than for “cause”, the Company is obligated to Mr. Dawson for (x) an amount equal to one year’s base salary as in effect at such time, and (y) the estimated pro rata portion of his target bonus that was earned through the date of termination, and the vesting period of all of Mr. Dawson’s unvested stock options and all unvested time-based restricted stock grants will automatically be fully accelerated as of the termination date. The foregoing provisions will not apply if Mr. Dawson voluntarily terminates his employment with the Company or is terminated for cause. Mr. Dawson’s annual base salary for fiscal year 2023 was $445,000.

Also, effective July 17, 2021, Mr. Dawson received a fully vested, ten-year immediately exercisable stock option to purchase 50,000 shares of the Company’s common stock.  The exercise price of this option is $8.69, which was the closing price on the date of the CEO Employment Agreement.  The CEO Employment Agreement also provided that the vesting schedule of the remaining unvested portion of an option that was granted to him in 2017 was revised.  On July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock (the “2017 Option”).  The award has an exercise price of $1.90 and vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company.  As of July 17, 2021, 50,000 shares remained unvested under the 2017 Option.  Under the revised vesting schedule, provided Mr. Dawson is still employed by the Company, 25,000 shares of those unvested options under the 2017 Option vested on July 17, 2022, and the remaining 25,000 shares will vest on July 17, 2023.

Upon a Change of Control Transaction (as defined in the CEO Employment Agreement), all of Mr. Dawson’s time-based stock options and shares of restricted stock shall immediately vest, whether or not his employment is terminated.  If, at the time of a Change of Control Transaction, Mr. Dawson’s employment is terminated by the Company for any reason other than cause (as defined in the CEO Employment Agreement), Mr. Dawson will be entitled to receive a change of control cash payment in an amount equal to 12 months of his base salary.

Peter Yin. Mr. Yin was promoted to Chief Financial Officer on January 12, 2021. Mr. Yin is currently employed on an at-will basis without written employment agreement. Mr. Yin’s annual base salary for the fiscal year 2023 was $285,000.

Ray Bibisi. Mr. Bibisi was appointed to Chief Operating Officer in May 2022 and is currently employed on an at-will basis without written employment agreement. Mr. Bibisi’s annual base salary for fiscal year 2023 was $220,000.

Adoption of Fiscal Year 2023 Management Incentive Equity and Cash Compensation Plan

On January 10, 2022, the Board adopted an annual incentive compensation plan for officers (including the Company’s named executive officers) and certain senior managers of the Company and its subsidiaries for the fiscal year ended October 31, 2023 (the “2022 Compensation Plan”). Under the 2022 Compensation Plan, each participant (i) received an equity award as a long-term incentive, and (ii) is eligible to receive a cash payment after the end of the fiscal year as a short-term incentive.

Equity Awards. In order to provide long term incentives to the Company’s officers and managers, on January 11, 2023, the Board granted participating officers and managers shares of restricted stock and options to purchase the Company’s common stock pursuant to the Company’s 2020 Equity Incentive Plan. Provided the participating officer or manager is still employed with the Corporation or its subsidiaries on the following dates, the shares of restricted stock and the options shall vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 11, 2024; and (ii) the remaining restricted shares and options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 11, 2024. The options have a ten-year term and an exercise price of $5.46 per share (which was the closing price of the Company’s common stock on the date of grant).

Mr. Dawson, the Company’s Chief Executive Officer and President, was granted 31,818 shares of restricted stock and options to purchase 63,636 shares of common stock at an exercise price of $5.46 per share (the closing price of the Company’s common stock on the date of grant); Mr. Yin, the Company’s Chief Financial Officer, was granted 11,364 shares of restricted stock and options to purchase 22,727 shares of common stock at an exercise price of $5.46 per share; and Mr. Bibisi, the Company’s Chief Operating Officer, was granted 5,455 shares of restricted stock and options to purchase 10,909 shares of common stock at an exercise price of $5.46 per share.

Cash Incentives. Under the 2023 Compensation Plan, cash incentive bonuses, if any, will be paid to certain officers and senior managers based upon (i) the Company’s achievement of specified financial goals and (ii) the Board’s discretionary review of each participant’s performance during fiscal 2023. The corporate goals will apply equally to all participating officers and managers. The subjective performance of each officer will be evaluated and determined by the Compensation Committee, in its sole discretion, after consultation with the Company’s Chief Executive Officer.

The minimum, target and maximum cash bonus payable to the Chief Executive Officer is, respectively, 0%, 75% and 112.5% of his annual base salary, depending on achievement of the specified goals. For the other participants, the minimum bonus is 0%, the target bonuses range from 15% to 50% of base pay, and the maximum cash bonus payable ranges from to 22.5% to 75% of the recipient’s fiscal 2022 annual base salary. Bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2022 revenues (weighted 30%), (ii) fiscal 2022 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 60%), and (iii) a subjective evaluation of each individual’s performance (weighted 10%). The calculation of adjusted EBITDA will exclude the impact of one-time charges related to any business acquisitions or dispositions effected during the year, severance payments, moving costs, the impact of the Federal Paycheck Protection Program loans the Company has received, earn-out payments or reversals, other non-recurring items, executive bonus payments and equity compensation expenses accrued to management. The Board and the Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the bonus plan targets to reflect significant changes in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2023 bonuses will be paid within 75 days after the end to the fiscal year to participating officers and managers who are employed with the Company or its subsidiaries on the date of payment.

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

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. On September 8, 2022, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2023 annual meeting of stockholders will be $90,000 ($40,000 in cash and $50,000 in restricted stock). In addition, effective September 8, 2022, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$25,000
Audit Committee	$8,000	$5,000
Compensation Committee	$6,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000
Strategic Planning and Capital Allocation Committee	$4,000	$4,000

The restricted stock fees vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders. The number of restricted shares granted to each director was 7,485 determined by dividing the amount of the fee by the closing price of the Company’s common stock from the date of grant ($6.68). Accordingly, on September 8, 2022, Mr. Holdsworth, Ms. Cefali, Mr. Cohenour, Mr. Garland, and Ms. Tidwell were each granted 7,485 shares of restricted stock. The cash fees vests in four equal quarterly installments paid in arrears commencing November 1, 2022.

DIRECTOR COMPENSATION FOR 2023

		Fees
		Earned or
		Paid in	Stock	Option	All Other
Name		Cash	Awards (1)	Awards	Compensation	Total

Sheryl Cefali		$62,418	$50,000	$-	$-	$112,418
Jason Cohenour	(2)	$50,582	$50,000	$-	$-	$100,582
Gerald Garland		$62,000	$50,000	$-	$-	$112,000
Mark Holdsworth		$80,418	$50,000	$-	$-	$130,418
Kay Tidwell		$50,582	$50,000	$-	$-	$100,582

(1)

On September 6, 2023, Ms. Cefali, Mr. Cohenour, Mr. Garland, Mr. Holdsworth, and Ms. Tidwell were each granted 13,333 shares of restricted stock as part of the Initial Director Grant. The number of restricted shares granted to each director pursuant to the Initial Director Grant was determined by dividing the amount of the fee ($50,000) by closing price of the Company’s common stock from the date of grant ($3.75). Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 6,756 shares of restricted stock as part of the Second Director Grant. The number of restricted shares granted to each director pursuant to the Second Director Grant was determined by dividing the amount of the reallocated $20,000 fee by the closing price of the Company’s common stock on the date of grant ($2.96).

(2)	Effective October 31, 2023, Mr. Cohenour resigned from the Board of Directors.

On September 6, 2023, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2024 annual meeting of stockholders will be $90,000 ($40,000 in cash and $50,000 in restricted stock).  On October 30, 2023, in an effort to conserve cash of the Company, the Board approved the reallocation of $20,00 in cash compensation to instead be reallocated to restricted stock thereby providing for $20,000 in annual cash compensation and $70,000 in restricted stock ("Director Compensation Reallocation”).  In addition, effective September 6, 2023, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair		Member
Board	$15,000	*
Audit Committee	$8,000		$5,000
Compensation Committee	$6,000		$5,000
Nominating and Corporate Governance Committee	$4,000		$4,000

*The Chairperson of the Board agreed to reduce his chair fee from $25,000 to $15,000 subject to potential reinstatement of the $25,000 as determined at the discretion of the Board during fiscal year 2024.

Based on the reallocation of cash compensation to equity compensation, the Company made two restricted stock grants to the directors as part of their Board equity fees. On September 6, 2023, Mr. Holdsworth, Ms. Cefali, Mr. Cohenour, Mr. Garland, and Ms. Tidwell were each granted 13,333 shares of restricted stock (“Initial Director Grant”), which was determined by dividing the $50,000 fee by the closing price of the Company’s common stock on the date of grant ($3.75). The restricted stock fees for the Initial Director Grant vests on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders. Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 6,756 shares of restricted stock (“Second Director Grant”), which was determined by dividing the amount of the reallocated $20,000 fee by the closing price of the Company’s common stock on the date of grant ($2.96). The restricted stock fees for the Second Director Grant vests in four (4) equal installments beginning on January 31, 2024 and quarterly thereafter until fully vested.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 23, 2024 for: (i) each director; (ii) the Company’s named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.  As of January 23, 2024, there were 10,343,223 shares of Common Stock issued and outstanding.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned(1)		Beneficially Owned

Mark K. Holdsworth	808,839		7.8%

Robert D. Dawson	314,883	(2)	3.0%

Gerald T. Garland	127,771	(3)	1.2%

Peter Yin	123,824	(4)	1.2%

Ray Bibisi	73,404	(5)	*

Sheryl Cefali	62,359	(6)	*

Kay L. Tidwell	27,574		*

All Directors and Officers as a Group (7 Persons)	1,538,654	(7)	14.6%

Greater than 5% stockholders

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	752,935	(8)	7.3%

Punch & Associates Investment Management, Inc.
7701 France Ave. So., Suite 300
Edina, MN 55435	597,650	(9)	5.8%

Renaissance Technologies LLC
800 Third Avenue
New York, New York 10022	534,008	(10)	5.2%

* Less than 1%

(1)

Shares of common stock that could be acquired by a beneficial owner upon exercise of an option within 60 days from October 31, 2023 are considered outstanding for the purpose of computing the percentage of shares beneficially owned by such owner, but are not considered to be outstanding for any other purpose.

(2)	Includes 103,875 shares that Mr. Dawson has the right to acquire upon exercise of options.

(3)	Includes 7,203 shares that Mr. Garland has the right to acquire upon exercise of options.

(4)	Includes 38,875 shares that Mr. Yin has the right to acquire upon exercise of options.

(5)	Includes 56,093 shares that Mr. Bibisi has the right to acquire upon exercise of options.

(6)	Includes 3,082 shares that Ms. Cefali has the right to acquire upon exercise of options

(7)	Includes 209,128 shares that the directors and officers have the right to acquire upon exercise of options.

(8)	Based on the list of record holders maintained by the Company’s transfer agent and representation from Hytek International Ltd.’s representatives.

(9)	Based on a Schedule 13G/A filed with the SEC by Punch & Associates Investment Management, Inc. on February 13, 2023.

(10)	Based on a Schedule 13G/A jointly filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 13, 2023.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2023 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options ($)	Column A)
2010 Equity Incentive Plan	145,001	$6.94	-	(1)
2020 Equity Incentive Plan	541,961	$5.58	916,369
Total	686,962	$5.05	916,369

(1)	The RF Industries, Ltd. 2010 Stock Incentive Plan expired on March 8, 2020. Accordingly, additional equity incentive awards cannot be granted under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2023 and 2022:

Fee Category	2023	2022
Audit Fees	$390,918	$265,635
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	86,625
Total Fees	$390,918	$352,260

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” We did not incur such audit-related fees from CohnReznick LLP during fiscal 2023 and 2022.

Tax Fees. Includes fees associated with tax compliance at international locations, domestic and international tax advice and planning and assistance with tax audits and appeals.

All Other Fees. Includes the aggregate fees recognized for professional services provide by CohnReznick LLP, other than those services described above, including services related to other permissible advisory services.

Pre-Approval Policies and Procedures

The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by CohnReznick LLP during 2023 and 2022 and the fees paid for such services.

ITEM 15.	EXHIBITS

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed as part of this Annual Report:

3.1	Amended and Restated Articles of Incorporation (previously filed as an exhibit to the Company’s Form 8-K, dated August 31, 2012, which exhibit is incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Form 10-Q, for the quarterly period ended April 30, 2023, which exhibit is incorporated herein by reference)

4.1	Description of Registrant’s Securities (as previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2022, which exhibit is incorporated herein by reference)

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

10.27

AIRCRE Standard Industrial/Commercial Single-Tenant Lease – Net by and between RF Industries, Ltd. and Sorrento West Properties, Inc., dated February 1, 2022, together with addenda thereto (previously filed as an exhibit to the Company’s Form 8-K, dated February 7, 2022, which exhibit is incorporated herein by reference)

10.28

Loan Agreement dated as of February 25, 2022, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated March 2, 2022, which exhibit is incorporated herein by reference)

10.29

Sixth Amendment to Lease, by and between RF Industries, Ltd. and 7550 Miramar LLC, dated March 1, 2022 (previously filed as an exhibit to the Company’s Form 8-K, dated March 16, 2022, which exhibit is incorporated herein by reference)

10.30

Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B100, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

10.31

Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B200, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

10.32

First Amendment to Lease, dated October 31, 2022 by and between RF Industries, Ltd. and Sorrento West Properties, Inc. (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2022, which exhibit is incorporated herein by reference)

10.33

Third Amendment to Lease, dated July 11, 2023, by and between Sorrento West Properties, Inc. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated July 13, 2023, which exhibit is incorporated herein by reference)

10.34*	Managed Client Agreement, dated June 27, 2023, between RF Industries, Ltd. and RGN-MCA San Diego II, LLC

10.35

Amendment No. 1 and Waiver to Loan Agreement, dated September 12, 2023, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended July 31, 2023, which exhibit is incorporated herein by reference)

10.36	Amendment No. 2 To Loan Agreement, dated January 26, 2024, between Bank of America, N.A. and RF Industries, Ltd.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97	RF Industries, Ltd. Policy for Recovery of Erroneously Awarded Incentive Compensation

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

#	Indicates a management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that RF Industries, Ltd. specifically incorporates it by reference.

Stockholders of the Company may obtain a copy of any exhibit referenced in this Annual Report on Form 10-K by writing to: Secretary, RF Industries, Ltd., 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of the Company.

ITEM 16.	FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	F-2

Consolidated Balance Sheets
October 31, 2023 and 2022	F-5 – F-6

Consolidated Statements of Operations
Years Ended October 31, 2023 and 2022	F-7

Consolidated Statements of Stockholders’ Equity
Years Ended October 31, 2023 and 2022	F-8

Consolidated Statements of Cash Flows
Years Ended October 31, 2023 and 2022	F-9

Notes to Consolidated Financial Statements	F-10 – F-24

*       *       *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RF Industries, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2023, and the related consolidated notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of Going Concern (Note 1 to the Consolidated Financial Statements)

Significant judgment is exercised by the Company in determining whether there is substantial doubt the Company will continue as a going concern. Specifically, the Company’s forecasted cash flows are sensitive to significant assumptions such as projected revenue and projected operating results, all of which are affected by the expected future market or economic conditions, including the residual effects of the global pandemic, and inflation. Given these factors, the related audit effort in evaluating management’s judgments in determining the Company’s ability to continue as a going concern was challenging, subjective, and complex and required a high degree of auditor judgment.

How Our Audit Addressed the Critical Audit Matter

Our audit procedures related to the Company’s assessment of going concern included the following:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the consideration of going concern;
●

Obtaining an understanding of and evaluating the Company’s process to develop forecasted cash flows, including significant assumptions used in developing forecasted cash flows as well as considering the appropriateness of the underlying data used by the Company in its analyses.

●

Evaluating the reasonableness of the Company’s forecasted revenue, operating results, and cash flows by comparing those forecasts to underlying business strategies, including customer relationships and the Company’s ability to obtain new customers, and to historical results.

●	Evaluating management’s ability to accurately forecast future cash flows by comparing the Company’s historical forecasted sales, operating results and cash flow forecasts to actual results.

Evaluation of Goodwill and Indefinite Life Intangibles (Notes 1 to the Consolidated Financial Statements)

As disclosed in the consolidated financial statements, the Company tests goodwill and indefinite lived intangibles for impairment at least annually at the reporting unit level using either a qualitative or quantitative approach. Under the quantitative approach to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. Generally, the Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies. Similarly, the indefinite lived intangible assets are not amortized but rather are tested by management for impairment at least annually using a relief from royalty model to estimate the fair value as compared to its carrying value.

Significant judgment is exercised by the Company in estimating the fair value of the reporting units for goodwill and the fair value of indefinite lived intangible assets, specifically:

●	The fair value estimate of each reporting unit is sensitive to assumptions such as the discount rate, revenue growth rates, and the projected cash flow terminal growth rate.
●	The fair value estimates for indefinite lived intangible assets are sensitive to assumptions such as discount rates, revenue growth rates, royalty rates and projected cash flow terminal growth rates.

These assumptions are affected by such factors as expected future market or economic conditions.

Given these factors, auditing management’s quantitative impairment tests for goodwill and indefinite lived intangible assets was challenging, subjective, and complex and required a high degree of auditor judgment.

How Our Audit Addressed the Critical Audit Matter

Our audit procedures related to the fair value of goodwill indefinite lived intangible assets included the following, among others:

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

●	We evaluated management’s significant accounting policies related to impairment of goodwill and indefinite lived intangible assets for reasonableness;
●	We evaluated significant judgments made by management, including the identification of reporting units along with a separate unit to capture the corporate overhead;
●	We evaluated management’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans; and
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

Tysons, Virginia

January 29, 2024

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2023 AND 2022

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,897	$4,532
Trade accounts receivable, net of allowance for doubtful accounts of $244 and $126, respectively	10,277	14,812
Inventories	18,730	21,054
Other current assets	2,136	5,849
TOTAL CURRENT ASSETS	36,040	46,247

Property and equipment:
Equipment and tooling	4,796	4,497
Furniture and office equipment	5,631	3,447
	10,427	7,944
Less accumulated depreciation	5,503	4,771
Total property and equipment, net	4,924	3,173

Operating lease right-of-use assets, net	15,689	13,480
Goodwill	8,085	8,085
Amortizable intangible assets, net	13,595	15,296
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	2,494	1,816
Other assets	277	295
TOTAL ASSETS	$82,278	$89,566

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2023 AND 2022

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2023	2022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,201	$5,652
Accrued expenses	4,572	8,814
Line of credit	1,000	-
Current portion of Term Loan	2,424	2,424
Current portion of operating lease liabilities	1,314	1,887
Income taxes payable	-	759
TOTAL CURRENT LIABILITIES	12,511	19,536

Operating lease liabilities	19,284	15,025
Term Loan, net of debt issuance cost	10,721	13,136
TOTAL LIABILITIES	42,516	47,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,343,223 and 10,193,287 shares issued and outstanding at October 31, 2023 and 2022, respectively	104	102
Additional paid-in capital	26,087	25,118
Retained earnings	13,571	16,649
TOTAL STOCKHOLDERS' EQUITY	39,762	41,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,278	$89,566

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2023 AND 2022

(In thousands, except share and per share amounts)

	Twelve Months Ended October 31,
	2023	2022

Net sales	$72,168	$85,254
Cost of sales	52,631	60,705

Gross profit	19,537	24,549

Operating expenses:
Engineering	3,151	2,913
Selling and general	20,183	19,448
Total operating expenses	23,334	22,361

Operating (loss) income	(3,797)	2,188

Other expense	(453)	(601)

(Loss) income before (benefit) provision for income taxes	(4,250)	1,587
(Benefit) provision for income taxes	(1,172)	139

Consolidated net (loss) income	$(3,078)	$1,448

(Loss) earnings per share:
Basic	$(0.30)	$0.14
Diluted	$(0.30)	$0.14

Weighted average shares outstanding:
Basic	10,283,449	10,120,254
Diluted	10,283,449	10,242,417

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2023 AND 2022

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2021	10,058,571	$101	$24,301	$15,201	$39,603

Exercise of stock options	60,854	1	149	-	150

Stock-based compensation expense	-	-	689	-	689

Issuance of restricted stock	77,091	-	-	-	-

Tax withholding related to vesting of restricted stock	(3,229)	-	(21)	-	(21)

Net income	-	-	-	1,448	1,448

Balance, October 31, 2022	10,193,287	102	25,118	16,649	41,869

Exercise of stock options	45,000	-	85	-	85

Stock-based compensation expense	0	-	898	-	898

Issuance of restricted stock	107,424	2	(2)	-	-

Tax withholding related to vesting of restricted stock	(2,488)	-	(12)	-	(12)

Net loss	-	-	-	(3,078)	(3,078)

Balance, October 31, 2023	10,343,223	$104	$26,087	$13,571	$39,762

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2023 AND 2022

(In thousands)

	Twelve Months Ended October 31,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(3,078)	$1,448

Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Bad debt expense	102	15
Depreciation and amortization	2,433	1,690
Stock-based compensation expense	898	689
Amortization of debt issuance cost	9	6
Tax payments related to shares cancelled for vested restricted stock awards	(12)	(21)
Deferred income taxes	(677)	(1,427)
Changes in operating assets and liabilities:
Trade accounts receivable	4,433	1,496
Inventories	2,323	(6,150)
Other current assets	3,713	(2,894)
Right-of-use assets	1,477	3,378
Other long-term assets	18	(225)
Accounts payable	(2,451)	1,065
Accrued expenses	(4,244)	3,063
Income taxes payable	(759)	759
Net cash provided by operating activities	4,185	2,892

INVESTING ACTIVITIES:
Capital expenditures	(2,483)	(2,675)
Purchase of Microlab, net of cash acquired ($33)	-	(24,442)
Net cash used in investing activities	(2,483)	(27,117)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	87	150
Debt issuance cost	-	(32)
Line of credit payments	(1,000)	-
Line of credit	2,000	-
Term Loan payments	(2,424)	(1,414)
Term Loan	-	17,000
Net cash (used in) provided by financing activities	(1,337)	15,704

Net increase (decrease) in cash and cash equivalents	365	(8,521)

Cash and cash equivalents, beginning of period	4,532	13,053

Cash and cash equivalents, end of period	$4,897	$4,532

Supplemental cash flow information – income taxes paid (refund)	$642	$(314)

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its five wholly owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2023, we classified our operations into the following five divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; (iv) C Enterprises, Inc., the subsidiary that designs and manufactures quality connectivity solutions to telecommunications and data communications distributors; (v) Schroff Technologies International, Ltd., the subsidiary that manufactures and markets intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation, and (vi) Microlab, the subsidiary that designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The Cables Unlimited and C Enterprises divisions are Corning Cables Systems CAH ConnectionsSM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of RF Industries, Ltd., Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Ltd. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”), wholly owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

As of October 31, 2023, the Company was in compliance with the covenants contained in the Loan Agreement.  In January 2024, given the economic conditions and the associated impact on earnings, the Company amended the Loan Agreement to modify the financial covenants in order to avoid a potential covenant violation during the fiscal quarter ending January 31, 2024.  The amendments effect changes to certain provisions and covenants as noted in Note 11.

As of October 31, 2023, the Company was in compliance with all financial covenants contained in the Loan Agreement. The Company expects to maintain compliance with the financial covenants contained in the Loan Agreement, as amended in January 2024, for at least one year from the issuance of these financial statements based on its current expectations and forecasts. If economic conditions worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the amended financial covenants and require the Company to seek additional amendments to the Loan Agreement. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and, if not cured timely, the lender could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders and may affect our ability to continue as a going concern.

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

We test our goodwill, trademarks and indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

As of October 31, 2023, we performed an impairment test analysis for Microlab and as of July 31, 2023, we performed an impairment test analysis for Schrofftech. As noted, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

No instances of goodwill impairment were identified as of October 31, 2023 and 2022.

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

We test our goodwill, trademarks and indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

As of October 31, 2023, we performed an impairment test analysis for Microlab and as of July 31, 2023, we performed an impairment test analysis for Schrofftech. As noted above, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

Impairment may result from a number of factors, including performance deterioration, negative cash flows from operations and/or changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Microlab’s results for the fiscal year ended October 31, 2023 triggered an impairment analysis. Schrofftech’s three and nine-months results ended July 31, 2023 triggered an impairment analysis. Microlab was acquired in March 1, 2022 for a total purchase price of $24.5 million. Schrofftech was acquired on November 4, 2019 for a total purchase price of $5.3 million, consisting of cash consideration of $4.0 million and $1.3 million in earn-out, of which none was earned.

As of October 31, 2023, Microlab has a carrying value of $17.2 million, of which includes $5.6 million in goodwill, $11.6 million in net amortizable intangible assets. As of October 31, 2023, Schrofftech has a carrying value of $3.1 million, of which includes $1.1 million in goodwill, $0.5 million in non-amortizable intangible assets and $1.5 million in net amortizable intangible assets. The analyses performed included a blend of the income approach (discounted cash flow method) and market approach (guideline public company method) to reach a fair value of equity in excess of the fair value to the carrying amount.

The analyses performed in blending the income approach and the market approach incorporates several significant judgments and assumptions about projected revenue growth, future operating margins and discount rates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. Changes in certain events or circumstances could result in changes to our estimated fair values, and may result in future write-downs to the carrying values of these assets. Impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

No instances of impairment were identified as of October 31, 2023 or 2022.

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

As of October 31, 2023 and 2022, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2023 and 2022 (in thousands):

	2023	2022
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(378)	(334)
	45	89

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,461)	(3,074)
	2,597	2,984

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(327)	(313)
	-	14

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(176)	(143)
	192	225

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(189)	(76)
	1,511	1,624

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(1,850)	(740)
	9,250	10,360

Totals	$13,595	$15,296

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense was $1,701,000 and $1,282,000 for the years ended October 31, 2023 and 2022, respectively. The weighted-average amortization period for the amortizable intangible assets is 8.55 years.

There was no impairment to trademarks for the years ended October 31, 2023 and 2022.

Estimated amortization expense related to finite-lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2024	$1,688
2025	1,643
2026	1,643
2027	1,643
2028	1,643
Thereafter	5,335
Total	$13,595

Advertising

We expense the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $76,000 and $333,000 in 2023 and 2022, respectively.

Research and development

Research and development costs are expensed as incurred. Our research and development expenses relate to its engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2023 and 2022, we recognized $3,151,000 and $2,913,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2023 and 2022, charges related to stock-based compensation amounted to approximately $898,000 and $689,000, respectively. For the fiscal years ended October 31, 2023 and 2022, all stock-based compensation is classified in selling and general and engineering expense.

Earnings per share

Basic earnings per share is calculated by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable upon the exercise of stock options in any period for the years ended October 31, 2023 and 2022, that were not included in the computation because they were anti-dilutive, totaled 811,135 and 508,889, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2023	2022
Numerators:
Consolidated net (loss) income (A)	$(3,078,000)	$1,448,000

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	10,283,449	10,120,254
Add effects of potentially dilutive securities - assumed exercise of stock options	-	122,163

Weighted average shares outstanding for diluted earnings per share (C)	10,283,449	10,242,417

Basic (loss) earnings per share (A)/(B)	$(0.30)	$0.14

Diluted (loss) earnings per share (A)/(C)	$(0.30)	$0.14

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

The following table summarizes the components of the purchase price at fair value at March 1, 2022:

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

Unaudited pro forma financial information assuming the acquisition of Microlab as of November 1, 2021 is presented in the following table:

	October 31,
	2023	2022

Revenue	$72,168	$91,358
Net (loss) income	(3,078)	1,959

(Loss) earnings per share
Basic	$(0.30)	$0.19
Diluted	$(0.30)	$0.19

Basic	10,283,449	10,120,254
Diluted	10,283,449	10,242,417

Note 3 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At October 31, 2023, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.4 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	October 31,
	2023	2022
Wireless provider	10%	20%
Distributor A	10%	*

* Less than 10%

For the year ended October 31, 2023, a wireless carrier customer accounted for approximately 10% of total sales and had no accounts receivable. Another distributor customer accounted for approximately 10% of total sales and for 11% of the total net accounts receivable, while another distributor customer accounted for 10% of the total net accounts receivable and less than 10% of total sales. For the year ended October 31, 2022, the same wireless carrier accounted for approximately 20% of total sales, and a distributor accounted for less than 10% of total sales. These two customers’ accounts receivable balances each accounted for approximately 14% and 19% of the total net accounts receivable balance at October 31, 2022. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 4 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2023	2022

Raw materials and supplies	$12,957	$15,238
Work in process	439	439
Finished goods	5,334	5,377

Totals	$18,730	$21,054

One vendor accounted for 15% of inventory purchases during the fiscal year ended October 31, 2023, and one vendor accounted for 27% of inventory purchases for the fiscal year ended October 31, 2022. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 5 – Other current assets

Other current assets consist of the following (in thousands):

	2023	2022

Employee retention credit ("ERC")	$145	$1,636
Prepaid taxes	642	-
Prepaid expense	953	972
Reimbursement for tenant improvements	-	2,810
Other	396	431

Totals	$2,136	$5,849

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”), eligible employers are able to claim an ERC, which is a refundable tax credit against certain employment taxes. If the employer’s employment tax deposits are not sufficient to cover the credit, the employer may get an advance payment from the Internal Revenue Service. The period assessed for eligibility of the ERC is on a calendar year basis. As of October 31, 2023, the remaining portion of the ERC that we have not yet received is included as other receivables in other current assets.

Note 6 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2023	2022

Wages payable	$2,461	$3,634
Accrued receipts	1,131	2,136
Other accrued expenses	980	1,847
Tenant improvements payable	-	1,197

Totals	$4,572	$8,814

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 7 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2023, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

On August 1, 2023, C Enterprises moved and transitioned its physical operations into the RF Connector office in San Diego, CA.  Given the synergies in consolidating both the operating divisions into one building, C Enterprises has now been included in the RF Connector segment.  Further, since the acquisition of C Enterprises in 2019, the customer base for the division has shifted more towards distribution as opposed to direct to end customer which is more aligned with the RF Connector segment.  The segment change of including C Enterprise as part of the RF Connector segment was made retroactive to the beginning of our fiscal year starting November 1, 2022 and reclassified for fiscal 2022 for comparative purposes.  Prior to the transition, C Enterprises was included in the Custom Cabling segment.

The RF Connector segment consists of three divisions and the Custom Cabling segment consists of three divisions. The six divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales: sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

Management identifies segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector, C Enterprises and Microlab divisions constitutes the RF Connector segment, and the Cables Unlimited, Rel-Tech, and Schrofftech divisions constitute the Custom Cabling segment.

As reviewed by our chief operating decision maker, we evaluate the performance of each segment based on income or loss before income taxes. We charge depreciation and amortization directly to each division within the segment. Accounts receivable, inventory, property and equipment, right-of-use assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same for the Company as a whole.

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended October 31, 2023 and 2022 (in thousands):

	2023	2022

United States	$65,781	$74,919
Foreign Countries:
Canada	2,183	6,765
Italy	1,802	1,670
Mexico	4	106
All Other	2,398	1,794
	6,387	10,335

Totals	$72,168	$85,254

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2023 and 2022 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2023	Cable Assembly	Assembly	Corporate	Total
Net sales	$45,941	$26,227	$-	$72,168
Loss before benefit from income taxes	(1,463)	(1,479)	(1,307)	(4,250)
Depreciation and amortization	1,932	501	-	2,433
Total assets	55,466	17,009	9,803	82,278

2022
Net sales	$43,521	$41,733	$-	$85,254
(Loss) income before provision (benefit) from income taxes	(195)	4,919	(3,137)	1,587
Depreciation and amortization	1,191	499	-	1,690
Total assets	55,006	22,068	12,492	89,566

Note 8 – Income tax provision (benefit)

The provision (benefit) for income taxes for the fiscal years ended October 31, 2023 and 2022 consists of the following (in thousands):

	2023	2022
Current:
Federal	$(501)	$1,252
State	6	225
	(495)	1,477

Deferred:
Federal	(438)	(1,054)
State	(239)	(284)
	(677)	(1,338)

	$(1,172)	$139

Income tax at the federal statutory rate is reconciled to our actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2023		2022
		% of Pretax		% of Pretax
	Amount	Loss	Amount	Income

Income taxes at federal statutory rate	$(893)	21.0%	$333	21.0%
State tax provision, net of federal tax benefit	(212)	5.0%	60	3.8%
Nondeductible differences:
Stock options	88	-2.1%	19	1.2%
Permanent differences	15	-0.4%	5	0.3%
R&D credits	(238)	5.6%	(219)	-13.6%
Foreign derived intangible income	-	0.0%	(68)	-4.3%
ASC 740-10 Liability	13	-0.3%	(7)	-0.4%
Section 481(a) adjustment	-	0.0%	142	8.9%
Return-to-provision adjustments	(69)	1.6%	(126)	-7.9%
Other	124	-2.9%	-	0.0%
	$(1,172)	27.5%	$139	9.2%

Our total deferred tax assets and deferred tax liabilities at October 31, 2023 and 2022 are as follows (in thousands):

	2023	2022

Deferred Tax Assets:
Reserves	$497	$404
Accrued vacation	275	294
Stock-based compensation awards	213	168
Uniform capitalization	208	173
Lease liability	5,177	4,169
State taxes	21	72
Other	-	36
Capitalized Section 174 Costs	864	-
Credits	128	-
163(j) interest carryforward	118	-
Net operating loss carryforwards	73	-
Total deferred tax assets	7,574	5,316

Deferred Tax Liabilities:
Amortization / intangible assets	(192)	(29)
Change in right-of-use assets	(3,942)	(3,335)
Depreciation / equipment and furnishings	(822)	(136)
Total deferred tax liabilities	(4,956)	(3,500)
Valuation allowance	(124)	-
Total net deferred tax assets (liabilities)	$2,494	$1,816

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have evaluated the available evidence supporting the realization of its gross deferred tax assets including the amount and timing of future taxable income, and has determined it is more likely than not that the federal and combined state deferred tax assets will be realized in future tax years, but it is not more likely than not that the separate state deferred tax assets will be realized in future tax years. As such, a valuation allowance has been recorded against the separate state deferred tax assets. The change in valuation allowance was $0.1 million and $0.0 million for fiscal 2023 and 2022, respectively.

At October 31, 2023, the Company has gross United States federal and state net operating loss (NOL) carryforwards of $0.3 million and $0.2 million, respectively. The federal NOL carryforwards will carry forward indefinitely. The state NOL carryforwards of $0.2 million will begin to expire in 2043 unless previously utilized. At October 31, 2023, the Company also has IRC 163(j) interest carryforwards of $0.6 million, which will carry forward indefinitely. At October 31, 2023, the Company also has state research and development credit carryforwards of $0.2 million. The state credit carryforwards of $0.2 million will begin to expire in 2029 unless previously utilized and the remainder will carry forward indefinitely.

The provision (benefit) for income taxes was ($1.2) million or 27.5% and $0.1 million or 9.2% of income before income taxes for fiscal 2023 and 2022, respectively. The fiscal 2023 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the tax benefit from research and development tax credits, the change in valuation allowance and state taxes.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total uncertain tax positions in fiscal years ended October 31, 2023 and 2022 are as follows:

	2023	2022
Balance, at beginning of year	$121	$128
Increase for tax positions related to the current year	78	50
Increase (decrease) for tax positions related to prior years	2	(29)
Increase for interest and penalties	-	-
Statute of Limitations Expirations	(23)	(28)
Balance, at end of year	$178	$121

We had gross unrecognized tax benefits of $178,000 and $121,000 attributable to U.S. federal and California research tax credits as of October 31, 2023 and 2022 respectively. During fiscal 2023, the increase in our gross unrecognized tax benefit was primarily related to increased federal and California research tax credits being generated. The uncertain tax benefit of $40,000 is recorded as a reduction to deferred tax assets and the remainder is recorded in income taxes payable in our consolidated balance sheet and if recognized in the future would impact our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized expense of approximately $20,000 and $13,000 during the years ended October 31, 2023 and 2022 respectively. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but we do not anticipate that our accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

We are subject to taxation in the United States and state jurisdictions. Our tax years for October 31, 2020 and forward are subject to examination by the United States and October 31, 2019 and forward with state tax authorities.

Note 9 – Stock options

Incentive and non-qualified stock option plans

On July 22, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). In September 2020, the Company’s stockholders approved the 2020 Plan by vote as required by NASDAQ. An aggregate of 1,250,000 shares of common stock was set aside and reserved for issuance under the 2020 Plan. As of October 31, 2023, 703,252 shares of common stock were remaining for future grants of stock options under the 2020 Plan.

Additional disclosures related to stock option plans

On January 10, 2022, we granted a total of 39,666 shares of restricted stock and 106,001 incentive stock options to one manager and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options vested on January 11, 2023; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire 10 years from the date of grant.

On January 11, 2023, we granted a total of 54,092 shares of restricted stock and 108,181 incentive stock options to one manager and three officers, respectively. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 10, 2024 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. Also on January 11, 2023, we granted another manager 50,000 incentive stock options. As of October 31, 2023, the 50,000 incentive stock options granted to manager were cancelled and forfeited as the manager was no longer employed. All incentive stock options expire 10 years from the date of grant.

On August 29, 2023, we granted one employee 10,000 incentive stock options. These options vested with respect to 2,500 shares on the date of grant, and the remaining shares vests in equal installments thereafter on each of the next three anniversaries of August 29, 2023. The options expire 10 years from the date of grant.

No other shares or options were granted to Company employees during fiscal 2023.

The fair value of each option granted in 2023 and 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2023	2022
Weighted average volatility	54.27%	53.36%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	3.78%	1.47%
Weighted average fair value of options granted during the year	$3.15	$3.77
Weighted average fair value of options vested during the year	$2.80	$2.32

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

Additional information regarding all of our outstanding stock options at October 31, 2023 and 2022 and changes in outstanding stock options in 2023 and 2022 follows:

	2023		2022
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	691,005	$5.87	618,858	$5.33
Options granted	168,181	$5.36	145,001	$6.94
Options exercised	(45,000)	$1.90	(60,854)	$2.45
Options canceled or expired	(60,000)	$5.33	(12,000)	$7.58
Options outstanding at end of year	754,186	$6.04	691,005	$5.87

Options exercisable at end of year	479,588	$6.10	366,714	$6.13

Options vested and expected to vest at end of year	748,358	$6.13	685,154	$5.88

Option price range at end of year	$1.90 - $8.69		$1.90 - $8.69

Aggregate intrinsic value of options exercised during year	$144,005		$245,420

Weighted average remaining contractual life of options outstanding as of October 31, 2023: 6.29 years

Weighted average remaining contractual life of options exercisable as of October 31, 2023: 5.46 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2023: 6.29 years

Aggregate intrinsic value of options outstanding at October 31, 2023: $58,000

Aggregate intrinsic value of options exercisable at October 31, 2023: $40,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2023: $57,000

As of October 31, 2023, $642,000 and $612,000 of expense with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 2.34 and 0.96 years, respectively.

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. On September 8, 2022, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2023 annual meeting of stockholders will be $90,000 ($40,000 in cash and $50,000 in restricted stock). In addition, effective September 8, 2022, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$25,000
Audit Committee	$8,000	$5,000
Compensation Committee	$6,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000
Strategic Planning and Capital Allocation Committee	$4,000	$4,000

The restricted stock fees vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders. The number of restricted shares granted to each director was 7,485 determined by dividing the amount of the fee by the closing price of the Company’s common stock from the date of grant ($6.68). Accordingly, on September 8, 2022, Mr. Holdsworth, Ms. Cefali, Mr. Cohenour, Mr. Garland, and Ms. Tidwell were each granted 7,485 shares of restricted stock. The cash fees vests in four equal quarterly installments paid in arrears commencing November 1, 2022.

Note 10 – Retirement plan

We have a 401(k) plan available to our employees. For the years ended October 31, 2023 and 2022, we contributed and recognized as an expense $567,000 and $488,000, respectively, which amounts represented 3% of eligible employee earnings under the Company’s Safe Harbor Non-elective Employer Contribution Plan.

Note 11 – Term Loan and Line of credit

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

As of July 31, 2023, we were not in compliance with the consolidated debt to EBITDA ratio nor were we in compliance with the consolidated fixed charge coverage ratio covenants (the “Defaults”). On September 12, 2023, we entered into Amendment No. 1 and Waiver to the Loan Agreement (“Loan Amendment No. 1”) with the Bank, which, among other matters, provided for a temporary waiver of (i) the Defaults, and (ii) compliance with the consolidated debt to EBITDA ratio and the consolidated fixed charge coverage ratio minimum covenants for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024 and July 31, 2024. Further, pursuant to Loan Amendment No. 1, we were required to maintain (i) (a) until September 21, 2023, minimum liquidity (week-end cash balance plus availability from the Revolving Credit Facility) of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that had been forecast for this date at the fourth week of the forecast and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively.

On January 26, 2024, we entered into Amendment No. 2 to the Loan Agreement (“Loan Amendment No. 2”) with the Bank. Loan Amendment No. 2, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 requires that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company will be charged an additional fee equal to 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan if the Credit Facility is not repaid in full on or before March 1, 2024. This additional fee, if applicable, will be due on March 2, 2024. Further, Loan Amendment No. 2 requires that the Company make an additional principal payment of $1.0 million on the Term Loan on March 1, 2024, in addition to the existing monthly payments due on the Term Loan. In connection with Loan Amendment No. 2, we paid the Bank a $500,000 paydown on the Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000.

As of October 31, 2023, we have borrowed $13,162,000 under the Term Loan and $1.0 million from the Revolving Credit Facility.

The foregoing summary description of Loan Amendment No. 2 is qualified in its entirety by reference to the complete text of Loan Amendment No. 2, a copy of which is included as Exhibit 10.36 and is incorporated herein by reference.

Note 12 – Related party transactions

A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited’s monthly rent expense under the lease is $16,000 per month, plus payments of all utilities, janitorial expenses, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal year ended October 31, 2023, we paid a total of $208,000 under the leases.

During fiscal 2023, we paid royalties to Elmec Ltd. (“Elmec”), a European-based company that owns the intellectual property that is used in Schrofftech’s products. One third of Elmec is jointly owned by David Therrien and Richard DeFelice, two of the former owners and current President and Vice President, respectively, of Schrofftech. For the year ended October 31, 2023, we paid a total of $24,000 of royalty payments to Elmec. The expenses related to these transactions are included in cost of goods sold.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during fiscal year 2023, nor during fiscal year 2022.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the period ended October 31, 2023 were as follows (in thousands):

Fiscal Year Ended
October 31, 2023
Operating lease cost	$2,872
Short-term lease cost	1

Other information related to leases was as follows (in thousands):

	October 31, 2023	October 31, 2022
Supplemental Cash Flows Information
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,479	$13,352

Weighted Average Remaining Lease Term
Operating leases (in months)	114.26	113.72

Weighted Average Discount Rate
Operating leases	6.96%	3.75%

Future minimum lease payments under non-cancellable leases as of October 31, 2023 were as follows (in thousands):

Year ended October 31,	Operating Leases

2024	$2,404
2024	2,827
2025	2,877
2027	2,929
Thereafter	17,874
Total future minimum lease payments	28,911
Less imputed interest	(8,313)
Total	$20,598

Reported as of October 31, 2023	Operating Leases
Other current liabilities	$1,314
Operating lease liabilities	19,284
Total	$20,598

As of October 31, 2023, operating lease right-of-use asset was $15.7 million and operating lease liability totaled $20.6 million, of which $1.3 million is classified as current. There were no finance leases as of October 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 29, 2024	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2024	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: January 29, 2024	By:	/s/ PETER YIN
Peter Yin, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 29, 2024	By:	/s/ MARK K. HOLDSWORTH
Mark Holdsworth, Chairman of the Board of Directors

Date: January 29, 2024	By:	/s/ SHERYL CEFALI
Sheryl Cefali, Director

Date: January 29, 2024	By:	/s/ GERALD T. GARLAND
Gerald Garland, Director

Date: January 29, 2024	By:	/s/ KAY L. TIDWELL
Kay L. Tidwell, Director

39