Form 10-Q
period 2024-01-31
R F INDUSTRIES LTD
filed 2024-03-18
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 18, 2024 was 10,495,548.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2024	2023
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,488	$4,897
Trade accounts receivable, net of allowance for credit losses of $265 and $244, respectively	8,307	10,277
Inventories	17,971	18,730
Other current assets	2,139	2,136
TOTAL CURRENT ASSETS	32,905	36,040

Property and equipment:
Equipment and tooling	4,811	4,796
Furniture and office equipment	5,759	5,631
	10,570	10,427
Less accumulated depreciation	5,714	5,503
Total property and equipment, net	4,856	4,924

Operating lease right-of-use assets, net	15,315	15,689
Goodwill	8,085	8,085
Amortizable intangible assets, net	13,173	13,595
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	3,344	2,494
Other assets	277	277
TOTAL ASSETS	$79,129	$82,278

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2024	2023
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,466	$3,201
Accrued expenses	4,595	4,572
Line of credit	500	1,000
Current portion of Term Loan	2,424	2,424
Current portion of operating lease liabilities	1,338	1,314
TOTAL CURRENT LIABILITIES	11,323	12,511

Operating lease liabilities	19,034	19,284
Term Loan, net of debt issuance cost	10,117	10,721
TOTAL LIABILITIES	40,474	42,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,495,548 and 10,343,223 shares issued and outstanding at January 31, 2024 and October 31, 2023, respectively	105	104
Additional paid-in capital	26,341	26,087
Retained earnings	12,209	13,571
TOTAL STOCKHOLDERS' EQUITY	38,655	39,762
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,129	$82,278

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2024	2023

Net sales	$13,458	$18,343
Cost of sales	10,155	13,257

Gross profit	3,303	5,086

Operating expenses:
Engineering	769	961
Selling and general	4,619	5,294
Total operating expenses	5,388	6,255

Operating loss	(2,085)	(1,169)

Other expense	(108)	(153)

Loss before benefit for income taxes	(2,193)	(1,322)
Benefit from income taxes	(831)	(160)

Consolidated net loss	$(1,362)	$(1,162)

Loss earnings per share:
Basic	$(0.13)	$(0.11)
Diluted	$(0.13)	$(0.11)

Weighted average shares outstanding:
Basic	10,410,580	10,222,540
Diluted	10,410,580	10,222,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended January 31, 2024
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2023	10,343,223	$104	$26,087	$13,571	$39,762

Stock-based compensation expense	-	-	255	-	255

Issuance of restricted stock	152,325	1	(1)	-	-

Consolidated net loss	-	-	-	(1,362)	(1,362)

Balance, January 31, 2024	10,495,548	$105	$26,341	$12,209	$38,655

	For the Three Months Ended January 31, 2023
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2022	10,193,287	$102	$25,118	$16,649	$41,869

Exercise of stock options	45,000	-	85	-	85

Stock-based compensation expense	-	-	212	-	212

Issuance of restricted stock	54,092	1	-	-	1

Tax withholding related to vesting of restricted stock	(1,312)	-	(7)	-	(7)

Consolidated net loss	-	-	-	(1,162)	(1,162)

Balance, January 31, 2023	10,291,067	$103	$25,408	$15,487	$40,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(1,362)	$(1,162)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense	4	64
Depreciation and amortization	633	541
Stock-based compensation expense	255	212
Amortization of debt issuance cost	2	2
Tax payments related to shares cancelled for vested restricted stock awards	-	(7)
Deferred income taxes	(851)	(136)
Changes in operating assets and liabilities:
Trade accounts receivable	1,967	843
Inventories	759	117
Other current assets	(3)	2,665
Right-of-use assets	148	383
Accounts payable	(734)	(803)
Accrued expenses	22	(3,246)
Income taxes payable	-	1,133
Other current liabilities	-	283
Net cash provided by operating activities	840	889

INVESTING ACTIVITIES:
Capital expenditures	(143)	(1,130)
Net cash used in investing activities	(143)	(1,130)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	85
Line of credit payments	(500)	-
Term Loan payments	(606)	(606)
Net cash used in financing activities	(1,106)	(521)

Net decrease in cash and cash equivalents	(409)	(762)

Cash and cash equivalents, beginning of period	4,897	4,532

Cash and cash equivalents, end of period	$4,488	$3,770

Supplemental cash flow information – income taxes paid	$(12)	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2023 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2023 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2023 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ended October 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

Although we have incurred operating losses during the three months ended January 31, 2024, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of January 31, 2024, the Company was in compliance with the covenants contained in the Loan Agreement, dated as of February 25, 2022 (as amended, the “Loan Agreement”), between the Company and Bank of America, N.A. (the “Bank”), under which the Bank had provided the Company with a $17 million term loan (the “Term Loan”) and a $3 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”). In January 2024, given the economic conditions and the associated impact on earnings, the Company entered into Amendment No.2 to the Loan Agreement to modify the financial covenants in order to avoid a potential covenant violation during the fiscal quarter ending January 31, 2024. In February 2024, the Company entered into Amendment No. 3 to the Loan Agreement to further modify certain financial covenants in order to avoid potential violations. The amendments effect changes to certain provisions and covenants in the Loan Agreement as noted in Note 12.

On March 15, 2024, the Company entered into the EBC Credit Agreement (as defined below), pursuant to which proceeds from initial drawings under the EBC Credit Facilities (as defined below) were used to repay in full outstanding obligations under the Loan Agreement. The Loan Agreement was terminated upon entry into the EBC Credit Agreement.

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

As of January 31, 2024 and October 31, 2023, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. The guidance was effective for the Company beginning on November 1, 2023 and the adoption of this standard had no material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently issued accounting pronouncements not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2024, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.7 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended January 31,
	2024	2023
Wireless provider	-	15%

For the three months ended January 31, 2024, no customers accounted for 10% or more of net sales. For the three months ended January 31, 2023, one wireless carrier customer accounted for 15% of net sales and 16% of total net accounts receivable balance. For the three months ended January 31, 2024, we had two distributor customers whose sales were less than 10% of our net sales but for which we had 10% each of total net accounts receivable balance for both customers; for the three months ended January 31, 2023, both customers accounted for less than 10% of net sales and 7% each of total net account receivable balance. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2024	October 31, 2023

Raw materials and supplies	$12,456	$12,957
Work in process	435	439
Finished goods	5,080	5,334

Totals	$17,971	$18,730

For the three months ended January 31, 2024, no single vendor accounted for 10% or more of inventory purchases. For the three months ended January 31, 2023, two vendors accounted for 12% and 10% of inventory purchases. We have arrangements with this vendor to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2024	October 31, 2023

Prepaid taxes	630	642
Prepaid expense	1,104	953
Deposits	259	374
Other	146	167

Totals	$2,139	$2,136

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2024	October 31, 2023

Wages payable	$2,172	$2,461
Accrued receipts	1,224	1,131
Other accrued expenses	1,199	980

Totals	$4,595	$4,572

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three ended January 31, 2024, we reported a net loss, and in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 1,068,022 and 749,488 shares for the three months ended January 31, 2024 and 2023, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2024	2023

Weighted average shares outstanding for basic earnings per share	10,410,580	10,222,540

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted earnings per share	10,410,580	10,222,540

Note 7 – Stock-based compensation and equity transactions

On January 11, 2023, we granted a total of 54,092 shares of restricted stock and 108,181 incentive stock options to one manager and three officers, respectively. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options vested on January 10, 2024 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years. Also on January 11, 2023, we granted another manager 50,000 incentive stock options. As of October 31, 2023, the 50,000 incentive stock options granted to the manager were cancelled and forfeited as the manager was no longer employed. All incentive stock options expire 10 years from the date of grant.

On August 29, 2023, we granted one employee 10,000 incentive stock options. These options vested with respect to 2,500 shares on the date of grant, and the remaining shares vests in equal installments thereafter on each of the next three anniversaries of August 29, 2023. The options expire 10 years from the date of grant.

On November 1, 2023, we granted 15,202 shares of restricted stock to one officer in lieu of cash compensation. The shares of restricted stock vest over one year as follows: (i) one-quarter of the restricted shares on January 31, 2024 and (ii) the remaining restricted shares shall vest in three equal quarterly installments.

On January 11, 2024, we granted a total of 110,099 shares of restricted stock and 220,001 incentive stock options to one manager and three officers, respectively. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 11, 2025 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years.

No other shares or options were granted to Company employees during the three months ended January 31, 2024 and 2023.

The weighted average fair value of employee stock options that were granted during the three months ended January 31, 2024 and 2023 was estimated to be $1.76 and $3.21, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	2024	2023
Risk-free interest rate	4.00%	3.76%
Dividend yield	0.00%	0.00%
Expected life of the option (in years)	7.01	7.00
Volatility factor	53.32%	54.30%

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2024 and 2023 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2023. A summary of the status of the options granted under our stock option plans as of January 31, 2024 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2023	754,186	$6.04
Options granted	220,001	$3.01
Options exercised	-	$-
Options cancelled	-	$-
Options outstanding at January 31, 2024	974,187	$5.24
Options exercisable at January 31, 2024	540,259	$6.14
Options vested and expected to vest at January 31, 2024	968,720	$5.25

Weighted average remaining contractual life of options outstanding as of January 31, 2024: 7.20 years

Weighted average remaining contractual life of options exercisable as of January 31, 2024: 5.85 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2024: 7.20 years

Aggregate intrinsic value of options outstanding at January 31, 2024: $82,980

Aggregate intrinsic value of options exercisable at January 31, 2024: $51,260

Aggregate intrinsic value of options vested and expected to vest at January 31, 2024: $82,242

As of January 31, 2024, $929,464 and $913,226 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 3.0 and 1.3 years, respectively.

Stock option expense

During the three months ended January 31, 2024 and 2023, stock-based compensation expense totaled $255,000 and $212,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2024, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,
	2024	2023

United States	$12,060	$16,104
Foreign Countries:
Canada	882	584
Italy	31	1,098
Mexico	3	1
All Other	482	556
	1,398	2,239

Totals	$13,458	$18,343

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended January 31, 2024 and 2023 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2024
Net sales	$8,807	$4,651	$-	$13,458
Loss before benefit for income taxes	(1,729)	(261)	(203)	(2,193)
Depreciation and amortization	513	120	-	633
Total assets	52,214	16,667	10,248	79,129

2023
Net sales	$11,720	$6,623	$-	$18,343
Income (loss) before provision for income taxes	115	(790)	(647)	(1,322)
Depreciation and amortization	415	126	-	541
Total assets	56,678	19,261	9,201	85,140

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

We recorded income tax benefits of $831,000 and $160,000 for the three months ended January 31, 2024 and 2023, respectively. The effective tax rate was 37.6% for the three months ended January 31, 2024, compared to 12.3% for the three months ended January 31, 2023. The change in the effective tax rate is primarily due to the Company's full year forecasted financial loss.

We had $245,000 and $178,000 of unrecognized tax benefits, as of January 31, 2024 and October 31, 2023, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $226,000 as of January 31, 2024.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of January 31, 2024. The Company has concluded that the positive evidence of indefinite lived nature of certain tax attributes on hand, and cumulative pre-tax book income on a rolling twelve-quarter basis outweigh the negative evidence of recent losses. Accordingly, the Company has not provided for additional valuation allowance as of January 31, 2024. The realization of the deferred tax assets is contingent upon the Company’s ability to generate sufficient future taxable income. In the event that negative evidence outweighs positive evidence in future periods, the Company may need to record additional valuation allowance, which could have a material impact on our financial position.

Note 10 – Intangible assets

Intangible assets consist of the following as of January 31, 2024 and 2023 (in thousands):

	January 31, 2024	October 31, 2023
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(389)	(378)
	34	45

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,558)	(3,461)
	2,500	2,597

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(184)	(176)
	184	192

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(217)	(189)
	1,483	1,511

Proprietary Technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(2,128)	(1,850)
	8,972	9,250

Totals	$13,173	$13,595

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the three months ended January 31, 2024 and the year ended October 31, 2023 was $422,000 and $1,701,000, respectively. As of January 31, 2024, the weighted-average amortization period for the amortizable intangible assets is 8.05 years.

Note 11 – Commitments

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

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to ten years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $16,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ending January 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended January 31,
	2024	2023
Operating lease cost	$737	$762
Short-term lease cost	-	-

Other information related to leases was as follows (in thousands):

	January 31, 2024	October 31, 2023
Supplemental Cash Flows Information
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$6,479

Weighted Average Remaining Lease Term
Operating leases (in months)	112.00	114.26

Weighted Average Discount Rate
Operating leases	6.97%	6.96%

Future minimum lease payments under non-cancellable leases as of January 31, 2024 were as follows:

Year ending October 31,	Operating Leases

2024 (excluding three months ended January 31, 2024)	$1,814
2025	2,827
2026	2,877
2027	2,929
2028	2,997
Thereafter	14,878
Total future minimum lease payments	28,322
Less imputed interest	(7,950)
Total	$20,372

Reported as of January 31, 2024	Operating Leases
Other current liabilities	$1,338
Operating lease liabilities	19,034
Total	$20,372

As of January 31, 2024, operating lease right-of-use asset was $15.3 million and operating lease liability totaled $20.4 million, of which $1.3 million is classified as current. There were no finance leases as of January 31, 2024.

The Schrofftech facilities, consisting of one building for a total of 7,000 square feet, is leased by RF Industries, Ltd. under a lease that was renewed effective February 1, 2024, for one year expiring January 31, 2025. The aggregate monthly rental payment under the new lease currently is $4,607 per month.

Note 12 – Term Loan and Line of credit

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

On September 12, 2023, we entered into Amendment No. 1 and Waiver to the Loan Agreement (“Loan Amendment No. 1”) with the Bank, which, among other matters, provided for a one-time waiver of our failure to comply with (i) the Debt Test for the period ended July 31, 2023 and (ii) the FCCR Test for the period ended July 31, 2023. Loan Amendment No. 1 also waived testing for compliance with the Debt Test and FCCR Test for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024 and July 31, 2024. Further, pursuant to Loan Amendment No. 1, we were required to maintain (i) (a) until September 21, 2023, minimum liquidity (week-end cash balance plus availability from the Revolving Credit Facility) of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that had been forecast for this date at the fourth week of the forecast and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively.

On January 26, 2024, we entered into Amendment No. 2 to the Loan Agreement (“Loan Amendment No. 2”) with the Bank, which, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 required that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company was required to pay an additional fee equal to 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan if the Credit Facility was not repaid in full on or before March 1, 2024. This additional fee, if applicable, would be due on March 2, 2024. Further, Loan Amendment No. 2 required that the Company make an additional principal payment of $1.0 million on the Term Loan on March 1, 2024, in addition to the existing monthly payments due on the Term Loan. In connection with Loan Amendment No. 2, we paid the Bank a $500,000 paydown on the Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000.

On February 29, 2024, we entered into Amendment No. 3 to the Loan Agreement (“Loan Amendment No. 3”) with the Bank, which, among other matters, defers the requirement that the Company make an additional principal payment of $1.0 million on the Term Loan, from March 1, 2024, as was required under Loan Amendment No. 2, to April 1, 2024. Further, Loan Amendment No. 3 reduces the additional fee the Company is required to pay the Bank on March 2, 2024 from 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan as of March 1, 2024 as required under Loan Amendment No. 2, to 0.50% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan as of March 1, 2024. Additionally, Loan Amendment No. 3 requires the Company to pay the Bank a fee equal to 0.50% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan as of March 1, 2024, if the Credit Facility is not repaid in full on or before April 2, 2024 (the “April 2024 Fee”). The April 2024 Fee, if applicable, will be due on April 2, 2024. Under Loan Amendment No. 3, the Company must continue to maintain liquidity of at least $2.0 million and pay the current remaining outstanding balance of $500,000 on the Revolving Credit Facility by March 1, 2024, as required under Loan Amendment No. 2. As of January 31, 2024, we have borrowed $12,556,000 under the Term Loan and $500,000 from the Revolving Credit Facility.

On March 15, 2024, we entered into the EBC Credit Agreement (as defined below) and used proceeds from the initial drawings under the EBC Credit Facilities (as defined below) to repay in full outstanding obligations under the Loan Agreement and to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The Loan Agreement was terminated upon entry into the EBC Credit Agreement.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during the three months ended January 31, 2024, nor during the three months ended January 31, 2023.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended October 31, 2023 and other reports and filings made with the Securities and Exchange Commission.

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

Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended January 31, 2024, we considered the current and expected future economic and market conditions and concluded that no material adjustment to Credit Losses was required as of January 31, 2024.

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

We operate through two reporting segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. The RF Connector segment primarily designs, manufactures, markets and distributes a broad range of RF connector, adapter, coupler, divider, and cable products, including coaxial passives and cable assemblies that are used in telecommunications and information technology, OEM markets and other end markets. The Custom Cabling segment designs, manufactures, markets and distributes custom copper and fiber cable assemblies, complex hybrid fiber optic and power solution cables, electromechanical wiring harnesses for a broad range of applications in a diverse set of end markets, energy-efficient cooling systems for wireless base stations and remote equipment shelters and custom designed, pole-ready 4G and 5G small cell integrated enclosures.

For the three months ended January 31, 2024, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 35% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF Connector products and cable assemblies and accounted for 65% of total sales for the three months ended January 31, 2024. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. However, we have incurred an operating loss during the three months ended January 31, 2024. During the period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of January 31, 2024, we had a total of $4.5 million of cash and cash equivalents compared to a total of $4.9 million of cash and cash equivalents as of October 31, 2023. As of January 31, 2024, we had working capital of $21.6 million and a current ratio of approximately 2.9:1 with current assets of $32.9 million and current liabilities of $11.3 million. We believe that the amount of cash remaining will be sufficient to fund our anticipated liquidity needs.

As of January 31, 2024, we had $16.2 million of backlog, compared to $16.1 million as of October 31, 2023. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the three months ended January 31, 2024, we generated $0.8 million of cash in our operating activities. This net inflow of cash is primarily related to the collections of accounts receivable of $2.0 million, $0.8 million from inventories, $0.6 million from depreciation and amortization, $0.3 million from stock-based compensation expense and $0.1 million from right of use assets. The cash usage was primarily due to the net loss of $1.4 million, deferred income taxes of $0.9 million and payments on accounts payable of $0.7 million.

During the three months ended January 31, 2024, we also spent $0.1 million on capital expenditures, $0.6 million in Term Loan payments and $0.5 million payments on the Revolving Credit Facility.

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

Results of Operations

Three Months Ended January 31, 2024 vs. Three Months Ended January 31, 2023

Net sales for the three months ended January 31, 2024 (the “fiscal 2024 quarter”) decreased by 26.2%, or $4.8 million, to $13.5 million as compared to the three months ended January 31, 2023 (the “fiscal 2023 quarter”). Net sales for the fiscal 2024 quarter at the Custom Cabling segment decreased by $1.9 million, or 28.8%, to $4.7 million, compared to $6.6 million in the fiscal 2023 quarter. The decrease was primarily the result of a $2.5 million decrease in sales of hybrid fiber cables to wireless customers at Cables Unlimited. Net sales for the fiscal 2024 quarter at the RF Connector segment decreased by $2.9 million, or 24.8%, to $8.8 million as compared to $11.7 million in the fiscal 2023 quarter, primarily due to a decrease in sales related to lower levels of inventory being kept on hand at our distributor customers based on seasonality and the lower carrier capital expenditure environment, and fewer carrier projects involving approved RF components.

Gross profit for the fiscal 2024 quarter decreased by $1.8 million to $3.3 million, and gross margins decreased to 24.5% of sales compared to 27.7% of sales in the fiscal 2023 quarter. The decreases in gross profit and gross margins were primarily related to the overall decrease in sales.

Engineering expenses decreased by $0.2 million to $0.8 million in the fiscal 2024 quarter compared to $1.0 million in the fiscal 2023 quarter. The decrease was the result of headcount reduction and other cost savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses decreased by $0.7 million to $4.6 million (34.3% of sales) compared to $5.3 million (28.9% of sales) in the first quarter last year primarily due to a decrease in variable compensation related to commissions and bonuses as a result of the lower sales along with cost savings relating to reduced office and IT. We also incurred a one-time charge of $0.1 million relating to consulting spend and inventory appraisal in the fiscal 2024 quarter.

For the fiscal 2024 quarter, the Custom Cabling segment had pretax loss of $0.3 million and the RF Connector segment had a pretax loss of $1.7 million, as compared to $0.8 million loss and $0.1 million income, respectively, for the comparable quarter last year. The pretax loss at the Custom Cabling segment was due to the decrease in sales of hybrid fiber cables to wireless carrier customers. The decrease in the pretax net income at the RF Connector segment was primarily due to the decrease in sales related to lower levels of inventory being kept on hand at our distributor customers based on seasonality and the lower carrier capital expenditure environment, and fewer carrier projects involving approved RF components.

For fiscal 2024 and 2023 quarters, we recorded income tax benefit of $831,000 and $160,000, respectively. The effective tax rate was 37.9% for the fiscal 2024 quarter, compared to 12.1% for the fiscal 2023 quarter. The change in the effective tax rate from the fiscal 2024 quarter to fiscal 2023 quarter was primarily driven by the Company’s full year forecasted financial results.

For the fiscal 2024 quarter, net loss was $1.4 million and fully diluted loss per share was $0.13, compared to a net loss of $1.2 million and fully diluted earnings per share of $0.11 for the fiscal 2023 quarter. For the fiscal 2024 quarter, the diluted weighted average shares outstanding was 10,410,580 as compared to 10,222,540 for the fiscal 2023 quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required under this Item.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2024.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2024, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on January 29, 2024. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendments to Loan Agreement

On January 26, 2024, we entered into Loan Amendment No. 2, which, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 required that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company was required to pay an additional fee equal to 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan if the Credit Facility was not repaid in full on or before March 1, 2024. This additional fee, if applicable, would be due on March 2, 2024. Further, Loan Amendment No. 2 requires that the Company make an additional principal payment of $1.0 million on the Term Loan on March 1, 2024, in addition to the existing monthly payments due on the Term Loan. In connection with Loan Amendment No. 2, we paid the Credit Facility Lender a $500,000 paydown on the Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000.

On February 29, 2024, we entered into Loan Amendment No. 3, which, among other matters, defers the requirement that the Company make an additional principal payment of $1.0 million on the Term Loan, from March 1, 2024, as was required under Loan Amendment No. 2, to April 1, 2024. Further, Loan Amendment No. 3 reduces the additional fee the Company is required to pay the Bank on March 2, 2024 from 1% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan as of March 1, 2024 as required under Loan Amendment No. 2, to 0.50% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan as of March 1, 2024. Additionally, Loan Amendment No. 3 requires the Company to pay the Bank a fee equal to 0.50% of the collective outstanding principal balances of the Revolving Credit Facility and Term Loan as of March 1, 2024, if the Credit Facility is not repaid in full on or before April 2, 2024 (the “April 2024 Fee”). The April 2024 Fee, if applicable, will be due on April 2, 2024. Under Loan Amendment No. 3, the Company must continue to maintain liquidity of at least $2.0 million and pay the current remaining outstanding balance of $500,000 on the Revolving Credit Facility by March 1, 2024, as required under Loan Amendment No. 2.

EBC Credit Agreement

On March 15, 2024, the Company entered into a loan and security agreement (the “EBC Credit Agreement”), with each of the subsidiaries of the Company (together with the Company, the “Borrowers”), the lenders party thereto, and Eclipse Business Capital LLC, as administrative agent (the “Agent”). All obligations of the Borrowers under the EBC Credit Agreement are, subject to certain limited exceptions, secured by substantially all of the assets of the Company.

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). Availability of borrowings under the EBC Credit Facilities will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the accounts receivable and inventories of the Borrowers, as reduced by certain reserves, if any.

On March 15, 2024, the Borrowers borrowed the $11.9 million under the EBC Credit Facilities. Proceeds from the initial drawings under the EBC Credit Facilities were used to repay in full outstanding obligations under the Loan Agreement with Bank of America, N.A. (as defined above) and to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. Borrowings under the EBC Revolving Loan Facility after the closing date may be used for working capital and general corporate purposes.

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of the Agent to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrue interest at a rate of Adjusted term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. The Borrowers will be required to pay a commitment fee for the unused portion of the EBC Revolving Loan Facility of 0.50% per annum. In addition to the foregoing unused commitment fee, the Borrower is required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

The Borrowers must maintain a minimum outstanding balance of $8.0 million under the EBC Credit Facilities. Any borrowing under the EBC Credit Facilities will generally be repaid to the extent that the outstanding amounts exceed the lesser of the maximum facility amount (less any applicable reserves) and the borrowing base. Any amounts repaid may be reborrowed, subject to borrowing base availability, until the maturity date on (i) with respect to the EBC Revolving Loan Facility, March 15, 2027 and (ii) with respect to the EBC Additional Line, June 13, 2024.

To the extent the Borrowers prepay the amount outstanding under the EBC Credit Facilities and terminate the EBC Credit Facilities prior to 30 days before the scheduled maturity date, such prepayment will be subject to a prepayment penalty between 1.00% and 3.00% of the then-outstanding committed amounts, depending on the timing of the prepayment.

The EBC Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or pending or threatened litigation. The EBC Credit Agreement contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. In addition, the EBC Credit Agreement restricts the ability of the Borrowers to incur more than $2.5 million of capital expenditures in any 12-month period.

The EBC Credit Agreement contains certain customary events of default, which include (subject to grace periods in certain instances) the failure to make payments when due thereunder, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, failure of any lien created in connection with the EBC Credit Agreement to be valid and perfected (subject to certain exceptions) and effected, the uninsured loss of inventory, and the occurrence of a change in control of any of the Borrowers. If an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the EBC Credit Agreement may be accelerated or the commitments may be terminated, among other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the EBC Credit Agreement while an event of default is continuing.

The foregoing description of the EBC Credit Agreement does not purport to be complete and is qualified in its entirety to the full text of the EBC Credit Agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Upon the entry into the EBC Credit Agreement, the Loan Agreement was terminated.

Insider Trading Arrangements

During the quarterly period ended January 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit
Number
10.1

Amendment No. 2 To Loan Agreement, dated January 26, 2024, between Bank of America, N.A. and RF Industries, Ltd. (incorporated by reference to our Annual Report on Form 10-K filed with SEC on January 29, 2024).

10.2

Amendment No. 3 to Loan Agreement, dated February 29, 2024, between Bank of America, N.A. and RF Industries, Ltd.(incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 1, 2024).

10.3	Loan and Security Agreement, dated March 15, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 18, 2024	By:	/s/ Robert Dawson
Robert Dawson Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)