Form 10-Q
period 2024-04-30
R F INDUSTRIES LTD
filed 2024-06-13
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 13, 2024 was 10,495,548.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2024	2023
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,400	$4,897
Trade accounts receivable, net of allowance for credit losses of $146 and $244, respectively	10,552	10,277
Inventories	16,379	18,730
Other current assets	1,894	2,136
TOTAL CURRENT ASSETS	30,225	36,040

Property and equipment:
Equipment and tooling	4,817	4,796
Furniture and office equipment	5,922	5,631
	10,739	10,427
Less accumulated depreciation	5,925	5,503
Total property and equipment, net	4,814	4,924

Operating lease right-of-use assets, net	14,999	15,689
Goodwill	8,085	8,085
Amortizable intangible assets, net	12,751	13,595
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	-	2,494
Other assets	775	277
TOTAL ASSETS	$72,823	$82,278

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2024	2023
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,156	$3,201
Accrued expenses	4,218	4,572
Line of credit	10,460	1,000
Current portion of Term Loan	-	2,424
Current portion of operating lease liabilities	1,424	1,314
TOTAL CURRENT LIABILITIES	19,258	12,511

Operating lease liabilities	18,774	19,284
Deferred tax liabilities	182	-
Term Loan, net of debt issuance cost	-	10,721
TOTAL LIABILITIES	38,214	42,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,495,548 and 10,343,223 shares issued and outstanding at April 30, 2024 and October 31, 2023, respectively	105	104
Additional paid-in capital	26,589	26,087
Retained earnings	7,915	13,571
TOTAL STOCKHOLDERS' EQUITY	34,609	39,762
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,823	$82,278

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023

Net sales	$16,110	$22,298	$29,568	$40,642
Cost of sales	11,286	16,178	21,441	29,435

Gross profit	4,824	6,120	8,127	11,207

Operating expenses:
Engineering	637	882	1,405	1,845
Selling and general	4,602	4,749	9,221	10,042
Total operating expenses	5,239	5,631	10,626	11,887

Operating (loss) income	(415)	489	(2,499)	(680)

Other expense	(230)	(72)	(339)	(225)

(Loss) income before benefit for income taxes	(645)	417	(2,838)	(905)
Provision (benefit) for income taxes	3,649	(164)	2,818	(324)

Consolidated net (loss) income	$(4,294)	$581	$(5,656)	$(581)

(Loss) earnings per share:
Basic	$(0.41)	$0.06	$(0.54)	$(0.06)
Diluted	$(0.41)	$0.06	$(0.54)	$(0.06)

Weighted average shares outstanding:
Basic	10,495,548	10,290,911	10,452,597	10,256,158
Diluted	10,495,548	10,327,271	10,452,597	10,256,158

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended April 30, 2024
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2024	10,495,548	$105	$26,341	$12,209	$38,655

Stock-based compensation expense	-	-	248	-	248

Consolidated net loss	-	-	-	(4,294)	(4,294)

Balance, April 30, 2024	10,495,548	$105	$26,589	$7,915	$34,609

	For the Six Months Ended April 30, 2024
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2023	10,343,223	$104	$26,087	$13,571	$39,762

Stock-based compensation expense	-	-	503	-	503

Issuance of restricted stock	152,325	1	(1)	-	-

Consolidated net loss	-	-	-	(5,656)	(5,656)

Balance, April 30, 2024	10,495,548	$105	$26,589	$7,915	$34,609

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(5,656)	$(581)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense	(8)	80
Depreciation and amortization	1,266	1,165
Stock-based compensation expense	503	441
Amortization of debt issuance cost	25	4
Tax payments related to shares cancelled for vested restricted stock awards	-	(10)
Deferred income taxes	2,675	(706)
Extinguishment of debt issuance cost	14	-
Changes in operating assets and liabilities:
Trade accounts receivable	(267)	240
Inventories	2,351	668
Other current assets	241	4,026
Right-of-use assets	291	346
Accounts payable	(45)	454
Accrued expenses	(353)	(3,441)
Income taxes payable	-	(462)
Net cash provided by operating activities	1,037	2,224

INVESTING ACTIVITIES:
Capital expenditures	(312)	(1,303)
Net cash used in investing activities	(312)	(1,303)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	85
Debt issuance cost	(520)	-
Line of credit	9,460	-
Term Loan payments	(13,162)	(1,212)
Net cash used in financing activities	(4,222)	(1,127)

Net decrease in cash and cash equivalents	(3,497)	(206)

Cash and cash equivalents, beginning of period	4,897	4,532

Cash and cash equivalents, end of period	$1,400	$4,326

Supplemental cash flow information – income taxes paid	$55	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2023 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2023 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2023 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the year ended October 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

Although we have incurred operating losses during the three and six months ended April 30, 2024, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

On March 15, 2024, the Company entered into the loan and security agreement with Eclipse Business Capital, as administrative agent (“EBC”), pursuant to which proceeds from initial drawings under the credit facility with EBC were used to repay in full the outstanding obligations under the prior revolving credit facility and term loan that we had with Bank of America, N.A, which such credit facility with Bank of America was terminated upon entry into the loan and security agreement with EBC.

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

As of April 30, 2024 and October 31, 2023, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. The guidance was effective for the Company beginning on November 1, 2023 and the adoption of this standard had no material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2024, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $0.9 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Wireless provider	-	20%	-	18%

For the three months ended April 30, 2024, no customers accounted for 10% or more of net sales, and one wireless carrier and one distributor, whose sales were both less than 10% of total net sales, accounted for 15% and 10% of total net accounts receivable balance, respectively. For the six months ended April 30, 2024, no customers accounted for 10% or more of net sales, and the same wireless carrier and the same distributor, whose sales were both less than 10% of total net sales, accounted for 15% and 10% of total net accounts receivable balance, respectively. For the three months ended April 30, 2023, a different wireless carrier customer accounted for 20% of net sales and 24% of total net accounts receivable balance; for the six months ended April 30, 2023, the same wireless carrier accounted for 18% of net sales and 24% of total net accounts receivable balance. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2024	October 31, 2023

Raw materials and supplies	$11,241	$12,957
Work in process	439	439
Finished goods	4,699	5,334

Totals	$16,379	$18,730

For the three months ended April 30, 2024, no single vendor accounted for 10% or more of inventory purchases. For the three months ended April 30, 2023, two vendors accounted for 27% and 12% of inventory purchases. For the six months ended April 30, 2024, no single vendor accounted for 10% or more of inventory purchases and one vendor accounted for 20% of inventory purchases for the six months ended April 30, 2023. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2024	October 31, 2023

Prepaid taxes	$554	$642
Prepaid expense	926	953
Deposits	316	374
Other	98	167

Totals	$1,894	$2,136

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2024	October 31, 2023

Wages payable	$2,219	$2,461
Accrued receipts	757	1,131
Other accrued expenses	1,242	980

Totals	$4,218	$4,572

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 –Income (Loss) per share

Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended April 30, 2024, we reported a net loss and, in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 1,152,513 and 755,229 shares for the three months ended April 30, 2024 and 2023, respectively, and 1,152,513 and 745,229 shares for the six months ended April 30, 2024 and 2023, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023

Weighted average shares outstanding for basic earnings per share	10,495,548	10,290,911	10,452,597	10,256,158

Add effects of potentially dilutive securities-assumed exercise of stock options	-	36,360	-	-

Weighted average shares outstanding for diluted earnings per share	10,495,548	10,327,271	10,452,597	10,256,158

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

On April 16, 2024, we granted a total of 25,000 incentive stock options to three managers. The shares of incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on April 16, 2025 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years.

No other shares or options were granted to Company employees during the three and six months ended April 30, 2024 and 2023.

The weighted average fair value of employee stock options that were granted during the six months ended April 30, 2024 and 2023 was estimated to be $1.76 and $3.21, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended April 30,
	2024	2023
Risk-free interest rate	4.00%	3.76%
Dividend yield	0.00%	0.00%
Expected life of the option (in years)	7.00	7.00
Volatility factor	51.80%	54.30%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2023. A summary of the status of the options granted under our stock option plans as of April 30, 2024 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2023	754,186	$6.04
Options granted	245,001	$3.01
Options exercised	-	$-
Options cancelled	(36,015)	$8.07
Options outstanding at April 30, 2024	963,172	$5.19
Options exercisable at April 30, 2024	516,776	$5.94
Options vested and expected to vest at April 30, 2024	957,705	$5.09

Weighted average remaining contractual life of options outstanding as of April 30, 2024: 7.03 years

Weighted average remaining contractual life of options exercisable as of April 30, 2024: 5.66 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2024: 7.03 years

Aggregate intrinsic value of options outstanding at April 30, 2024: $49,760

Aggregate intrinsic value of options exercisable at April 30, 2024: $38,720

Aggregate intrinsic value of options vested and expected to vest at April 30, 2024: $49,261

As of April 30, 2024, $1,005,945 and $852,384 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 3.0 and 1.0 years, respectively.

Stock option expense

During the three months ended April 30, 2024 and 2023, stock-based compensation expense totaled $248,000 and $229,000, respectively, and was classified in selling and general expense. During the six months ended April 30, 2024 and 2023, stock-based compensation expense totaled $503,000 and $441,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2024, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023

United States	$14,415	$20,908	$26,475	$37,012
Foreign Countries:
Canada	949	588	1,830	1,172
Italy	155	294	185	1,392
Mexico	-	1	3	3
All Other	591	507	1,075	1,063
	1,695	1,390	3,093	3,630

Totals	$16,110	$22,298	$29,568	$40,642

Net sales, (loss) income before provision (benefit) for income taxes and other related segment information for the three months ended April 30, 2024 and 2023 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2024
Net sales	$9,902	$6,208	$-	$16,110
(Loss) income before benefit for income taxes	(660)	350	(336)	(645)
Depreciation and amortization	572	61	-	633
Total assets	51,007	17,746	4,070	72,823

2023
Net sales	$12,625	$9,673	$-	$22,298
(Loss) income before benefit for income taxes	249	257	(89)	417
Depreciation and amortization	496	127	-	623
Total assets	54,050	21,101	8,968	84,119

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the six months ended April 30, 2024 and 2023 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2024
Net sales	$18,709	$10,859	$-	$29,568
(Loss) income before benefit from income taxes	(2,388)	89	(539)	(2,838)
Depreciation and amortization	1,085	181	-	1,266
Total assets	51,007	17,746	4,070	72,823

2023
Net sales	$24,346	$16,296	$-	$40,642
(Loss) income before benefit for income taxes	365	(534)	(736)	(905)
Depreciation and amortization	911	253	-	1,165
Total assets	54,050	21,101	8,968	84,119

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

We recorded income tax provision (benefit) of $3,649,000 and ($164,000) for the three months ended April 30, 2024 and 2023, respectively. The effective tax rate was (564.7%) for the three months ended April 30, 2024, compared to (39.3%) for the three months ended April 30, 2023. For the six months ended April 30, 2024 and 2023, we recorded income tax provision (benefit) of $2,818,000 and ($324,000), respectively. The effective tax rate was (99.3%) for the six months ended April 30, 2024, compared to 35.8% for the six months ended April 30, 2023. The change in effective tax rate for the six months ended April 30, 2024 compared to the six months ended April 30, 2023 was primarily driven by the recording of a valuation allowance.

We had $211,000 and $178,000 of unrecognized tax benefits, as of April 30, 2024 and October 31, 2023, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $186,000 as of April 30, 2024.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of April 30, 2024. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the recent trend of losses, the Company has determined that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has recorded a valuation allowance of $3,526,000 against its deferred tax assets as of April 30, 2024.

Note 10 – Intangible assets

Intangible assets consist of the following as of April 30, 2024 and October 31, 2023 (in thousands):

	April 30, 2024	October 31, 2023
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(400)	(378)
	23	45

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,654)	(3,461)
	2,404	2,597

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(192)	(176)
	176	192

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(247)	(189)
	1,453	1,511

Proprietary Technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(2,405)	(1,850)
	8,695	9,250

Totals	$12,751	$13,595

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the six months ended April 30, 2024 and the year ended October 31, 2023 was $844,000 and $1,701,000, respectively. As of April 30, 2024, the weighted-average amortization period for the amortizable intangible assets is 8.08 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ending April 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Operating lease cost	$731	$703	$1,468	$1,467
Short-term lease cost	-	-	-	-

Other information related to leases was as follows (in thousands):

	April 30, 2024	October 31, 2023
Supplemental Cash Flows Information
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53	$6,479

Weighted Average Remaining Lease Term
Operating leases (in months)	109.43	114.26

Weighted Average Discount Rate
Operating leases	6.97%	6.96%

Future minimum lease payments under non-cancellable leases as of April 30, 2024 were as follows:

Year ending October 31,	Operating Leases

2024 (excluding three months ended April 30, 2024)	$1,268
2025	2,840
2026	2,877
2027	2,929
2028	2,997
Thereafter	14,878
Total future minimum lease payments	27,789
Less imputed interest	(7,591)
Total	$20,198

Reported as of April 30, 2024	Operating Leases
Current portion of operating lease liabilities	$1,424
Operating lease liabilities	18,774
Total	$20,198

As of April 30, 2024, operating lease right-of-use asset was $15.0 million and operating lease liability totaled $20.2 million, of which $1.4 million is classified as current. There were no finance leases as of April 30, 2024.

One of the two buildings consisting of the Cables Unlimited facilities, for a total of 7,500 square feet, is leased by RF Industries, Ltd. under a lease that was renewed effective May 1, 2024, for one year expiring April 30, 2025. The aggregate monthly rental payment under the new lease currently is $7,725 per month.

Note 12 – Term Loan and Line of credit

In February 2022, we entered into a loan agreement (the “BofA Loan Agreement”) providing for a revolving line of credit (the “BofA Revolving Credit Facility”) in the amount of $3.0 million and a $17.0 million term loan (the “BofA Term Loan”, and together with the BofA Revolving Credit Facility, the “BofA Credit Facility”) with Bank of America, N.A. (the “BofA”). Amounts outstanding under the BofA Revolving Credit Facility bore interest at a rate of 2.0% plus the Bloomberg Short-Term Bank Yield Index Rate. All amounts outstanding pursuant to the BofA Credit Facility were repaid by us and the BofA Loan Agreement was terminated in connection with us entering into a new loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) on March 15, 2024. Borrowings under the BofA Credit Facility were secured by a security interest in certain assets of the Company and were subject to certain loan covenants. The BofA Credit Facility required the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00 (the “Debt Test”); (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”); and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ended January 31, 2022. In addition, the BofA Credit Facility contained customary affirmative and negative covenants.

On September 12, 2023, we entered into Amendment No. 1 and Waiver to the BofA Loan Agreement (“Loan Amendment No. 1”) with BofA, which, among other matters, provided for a one-time waiver of our failure to comply with (i) the Debt Test for the period ended July 31, 2023 and (ii) the FCCR Test for the period ended July 31, 2023. Loan Amendment No. 1 also waived testing for compliance with the Debt Test and FCCR Test for the quarterly periods ending October 31, 2023, January 31, 2024, April 30, 2024 and July 31, 2024. Further, pursuant to Loan Amendment No. 1, we were required to maintain (i) (a) until September 21, 2023, minimum liquidity (week-end cash balance plus availability from the BofA Revolving Credit Facility) of $4.0 million, and (b) from September 22, 2023 and thereafter, liquidity equal to the greater of (1) $4.0 million or (2) 80% of the liquidity that had been forecast for this date at the fourth week of the forecast and (ii) minimum EBITDA of ($400,000), $500,000, $1.0 million, and $1.0 million for the quarters ending October 31, 2023, January 31, 2024, April 30, 2024, and July 31, 2024, respectively.

On January 26, 2024, we entered into Amendment No. 2 to the BofA Loan Agreement (“Loan Amendment No. 2”) with BofA, which, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the BofA Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 required that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company would have been required to pay an additional fee equal to 1% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan if the BofA Credit Facility was not repaid in full on or before March 1, 2024. This additional fee, if applicable, would have been due on March 2, 2024. Further, Loan Amendment No. 2 required that the Company make an additional principal payment of $1.0 million on the BofA Term Loan on March 1, 2024, in addition to the existing monthly payments due on the BofA Term Loan. In connection with Loan Amendment No. 2, we paid BofA a $500,000 paydown on the BofA Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000.

On February 29, 2024, we entered into Amendment No. 3 to the BofA Loan Agreement (“Loan Amendment No. 3”) with BofA, which, among other matters, deferred the requirement that the Company make an additional principal payment of $1.0 million on the BofA Term Loan, from March 1, 2024, as was required under Loan Amendment No. 2, to April 1, 2024. Further, Loan Amendment No. 3 reduced the additional fee the Company was required to pay BofA on March 2, 2024 from 1% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan as of March 1, 2024 as required under Loan Amendment No. 2, to 0.50% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan as of March 1, 2024. Additionally, Loan Amendment No. 3 required the Company to pay BofA a fee equal to 0.50% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan as of March 1, 2024, if the BofA Credit Facility was not repaid in full on or before April 2, 2024 (the “April 2024 Fee”). The April 2024 Fee, if applicable, would have been due on April 2, 2024. We were not required to pay the April 2024 Fee based on our repayment of the BofA Credit Facility prior to April 2, 2024. Under Loan Amendment No. 3, the Company was required to maintain liquidity of at least $2.0 million and pay the remaining outstanding balance of $500,000 on the BofA Revolving Credit Facility by March 1, 2024, as required under Loan Amendment No. 2.

On March 15, 2024, we entered into the EBC Credit Agreement and used proceeds from the initial drawings under the EBC Credit Facilities (as defined below) to repay in full outstanding obligations under the BofA Loan Agreement and to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The BofA Loan Agreement was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). Availability of borrowings under the EBC Credit Facilities will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrue interest at a rate of Adjusted Term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We will be required to pay a commitment fee for the unused portion of the EBC Revolving Loan Facility of 0.50% per annum. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

Borrowings under the EBC Credit Agreement are secured by a security interest in certain assets of the Company and are subject to certain loan covenants. The EBC Credit Facilities require the maintenance of certain financial covenants, including (i) Excess Availability (as defined in the EBC Credit Agreement) of at least, as of any date of determination, an amount equal to the greater of (a) $1.0 million and (b) 10% of the Adjusted Borrowing Base (as defined in the EBC Credit Agreement), unless as of the last day of the most recent month for which the monthly financial statements and the related compliance certificate have been or are required to have been delivered to EBC, the Fixed Charge Coverage Ratio (as defined in the EBC Credit Agreement) for the twelve consecutive calendar month period then ended is greater than 1.10 to 1.00; and (ii) a capital expenditure limitation limiting the aggregate cost of all Capital Expenditures (as defined in the EBC Credit Agreement) to $2.5 million during any fiscal year. In addition, the EBC Credit Facilities contain customary affirmative and negative covenants.

The foregoing description of the EBC Credit Agreement does not purport to be complete and is qualified in its entirety to the full text of the EBC Credit Agreement. We filed the EBC Credit Agreement as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 and it is incorporated by reference herein.

Debt issuance costs related to the EBC Credit Agreement totaled $520,000 and were included as part of our other long term assets balance.

As of April 30, 2024, our outstanding borrowings under the EBC Credit Agreement were $10,460,000. In accordance with ASC 470-10-45 Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during the three or six months ended April 30, 2024, nor during the three or six months ended April 30, 2023.

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

Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended April 30, 2024, we considered the current and expected future economic and market conditions and concluded that no material adjustment to Credit Losses was required as of April 30, 2024.

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

For the six months ended April 30, 2024, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 37% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF Connector products and cable assemblies and accounted for 63% of total sales for the six months ended April 30, 2024. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. However, we have incurred an operating loss during the six months ended April 30, 2024. During the period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of April 30, 2024, we had a total of $1.4 million of cash and cash equivalents compared to a total of $4.9 million of cash and cash equivalents as of October 31, 2023. As of April 30, 2024, we had working capital of $10.9 million and a current ratio of approximately 1.6:1 with current assets of $30.2 million and current liabilities of $19.3 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of April 30, 2024, we had $18.0 million of backlog, compared to $16.1 million as of October 31, 2023. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the six months ended April 30, 2024, we generated $1.0 million of cash in our operating activities. This net inflow of cash is primarily related to $2.7 million from deferred income taxes, $2.4 million from inventories, $1.3 million from depreciation and amortization, $0.5 million from stock-based compensation expense, $0.3 million from right-of-use assets, $0.2 million from other current assets, $25,000 from debt issuance amortization and $14,000 from extinguishment of debt issuance costs. The cash usage was primarily due to the net loss of $5.7 million, accrued expenses of $0.4 million, change in accounts receivable of $0.3 million, payments of accounts payable of $45,000 and bad debt expense of $8,000.

During the six months ended April 30, 2024, we also spent $0.3 million on capital expenditures, $13.2 million in BofA Term Loan payments, $0.5 million of debt issuance cost and drew $10.0 million on the EBC Revolving Loan Facility (used to pay down the BofATerm Loan).

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

Results of Operations

Three Months Ended April 30, 2024 vs. Three Months Ended April 30, 2023

Net sales for the three months ended April 30, 2024 (the “fiscal 2024 quarter”) decreased by 27.8%, or $6.2 million, to $16.1 million as compared to the three months ended April 30, 2023 (the “fiscal 2023 quarter”). Net sales for the fiscal 2024 quarter at the Custom Cabling segment decreased by $3.5 million, or 36.1%, to $6.2 million, compared to $9.7 million in the fiscal 2023 quarter. The decrease was primarily the result of a decrease in sales of hybrid fiber cables to wireless customers. Net sales for the fiscal 2024 quarter at the RF Connector segment decreased by $2.7 million, or 21.4%, to $9.9 million as compared to $12.6 million in the fiscal 2023 quarter, primarily due to a decrease in sales related to lower levels of inventory being kept on hand at our distributor customers based on seasonality and the lower carrier capital expenditure environment, and fewer carrier projects involving approved RF components.

Gross profit for the fiscal 2024 quarter decreased by $1.3 million to $4.8 million, and gross margins increased to 29.9% of sales compared to 27.4% of sales in the fiscal 2023 quarter. The decrease in gross profit and increase in gross margin was primarily result of increased efficiencies from facility consolidation, cost reduction initiatives and product mix.

Engineering expenses decreased by $0.2 million to $0.6 million in the fiscal 2024 quarter compared to $0.9 million in the fiscal 2023 quarter. The decrease was the result of headcount reduction and other cost savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses decreased by $0.1 million to $4.6 million (28.7% of sales) compared to $4.7 million (21.3% of sales) in the second quarter last year primarily due to a decrease in variable compensation related to commissions and bonuses as a result of the lower sales along with cost savings relating to reduced office and information technology spend. We also incurred a one-time charge of $0.1 million relating to consulting spend and severance in the fiscal 2024 quarter.

For the fiscal 2024 quarter, the Custom Cabling segment had pretax income of $0.4 million and the RF Connector segment had a pretax loss of $0.7 million, as compared to $0.3 million income and $0.2 million income, respectively, for the comparable quarter last year. The increase in pretax income at the Custom Cabling segment was due to a more favorable product mix. The decrease in the pretax net income at the RF Connector segment was primarily due to the decrease in sales related to lower levels of inventory being kept on hand at our distributor customers and the lower carrier capital expenditure environment, and fewer carrier projects involving approved RF components.

For fiscal 2024 and 2023 quarters, we recorded income tax provision (benefit) of $3,649,000 and ($164,000), respectively. The effective tax rate was (564.7%) for the fiscal 2024 quarter, compared to (39.3%) for the fiscal 2023 quarter. The change in the effective tax rate from the fiscal 2024 quarter to fiscal 2023 quarter was primarily driven by the recording of a valuation allowance on our deferred tax asset.

For the fiscal 2024 quarter, net loss was $4.3 million and fully diluted loss per share was $0.41, compared to a net income of $0.6 million and fully diluted earnings per share of $0.06 for the fiscal 2023 quarter. For the fiscal 2024 quarter, the diluted weighted average shares outstanding were 10,495,548 as compared to 10,327,271 for the fiscal 2023 quarter.

Six Months Ended April 30, 2024 vs. Six Months Ended April 30, 2023

Net sales for the six months ended April 30, 2024 (the “fiscal 2024 six-month period”) of $29.6 million decreased by 27.1%, or $11.0 million, compared to the six months ended April 30, 2023 (the “fiscal 2023 six-month period”). The decrease in net sales is attributable mainly to the RF Connector segment, which decreased by $5.6 million, or 23%, to $18.7 million compared to $24.3 million in the fiscal 2023 six-month period, primarily due to a decrease in sales related to lower levels of inventory being kept on hand at our distributor customers based on seasonality and the lower carrier capital expenditure environment, and fewer carrier projects involving approved RF components and the Net sales for the fiscal 2024 six-month period at the Custom Cabling segment decreased by $5.4 million, or 33.1%, to $10.9 million compared to $16.3 million in the fiscal 2023 six-month period, primarily due to a decrease in sales of hybrid fiber cables to wireless customers at Cables Unlimited.

Gross profit for the fiscal 2024 six-month period decreased by $3.1 million to $8.1 million while gross margins remained relatively consistent at 27.5% of sales compared to 27.6% of sales in the fiscal 2023 six-month period. The decrease in gross profit was primarily related to the overall decrease in sales while gross margins remained relatively consistent due to product mix.

Engineering expenses decreased $0.4 million to $1.4 million for the fiscal 2024 six-month period compared to $1.8 million in the fiscal 2023 six-month period. The decrease was primarily the result of headcount reduction and other cost savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased by $0.8 million to $9.2 million (31.3% of sales) compared to $10.0 million (24.7% of sales) in the six-month period last year primarily due to a decrease in variable compensation related to commissions and bonuses as a result of the lower sales along with cost savings relating to reduced office and IT. We also incurred a one-time charges of $0.2 million relating to consulting spend, severance and inventory appraisal in fiscal 2024.

For the fiscal 2024 six-month period, pretax income for the Custom Cabling segment was $0.1 million and the pretax loss for the RF Connector segment was $2.4 million, as compared to $0.5 million loss and $0.4 million income, respectively, for the comparable six-month period last year.

For the fiscal 2024 and 2023 six-month periods, we recorded income tax provision (benefit) of $2,818,000 and ($324,000), respectively. The effective tax rate was (99.3%) for the fiscal 2024 six-month period, compared to 35.8% for the fiscal 2023 six-month period. The change in effective tax rate for the fiscal 2024 and 2023 six-month periods was primarily driven by the recording of a valuation allowance on our deferred tax asset.

For the fiscal 2024 six-month period, net loss was $5.7 million and fully diluted loss per share was ($0.54) per share as compared to a net loss of $0.6 million and fully diluted loss per share of $0.06 per share for the fiscal 2023 six-month period. For the fiscal 2024 six-month period, the diluted weighted average shares outstanding were 10,452,597 as compared to 10,256,158 for the fiscal 2023 six-month period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2024.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2024, the Company implemented additional internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described throughout this Quarterly Report, on March 15, 2024, the Company entered into the EBC Credit Agreement, under which proceeds from the initial drawings under the EBC Credit Facilities were used to repay in full the outstanding obligations under the BofA Loan Agreement. As a result of the EBC Credit Agreement and the loan structure, the Company implemented various processes and procedures which include continuous monitoring of the outstanding borrowings balance and the available borrowings, along with various updates to the payment process.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on January 29, 2024. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. Other than the risk factor set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

The following is an updated risk factor to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023:

We entered into a Loan Agreement to fund our acquisition of Microlab, which was subsequently replaced with a new credit facility, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

On March 15, 2024, we entered into a new loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) providing for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). We used proceeds from the initial drawings under the EBC Credit Facilities to repay in full outstanding obligations under the loan agreement (the “BofA Loan Agreement”) previously entered into by us and Bank of America, N.A. (the “BofA”) used to fund our acquisition of Microlab. Additional proceeds from the initial drawings under the EBC Credit Facilities were used to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The BofA Loan Agreement was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

Availability of borrowings under the EBC Credit Facilities will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrue interest at a rate of Adjusted term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We will be required to pay a commitment fee for the unused portion of the EBC Revolving Loan Facility of 0.50% per annum. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

Our failure to comply with the terms of the EBC Credit Agreement could result in a default under the agreement. EBC may accelerate the payment terms of the EBC Credit Agreement upon the occurrence of certain events of default set forth therein. Any event that could require us to repay debt prior to its due date could have a material adverse impact on our financial condition and results of operations and may affect our ability to continue as a going concern. Further, any renegotiation, refinancing or additional indebtedness that we incur in the future may subject us to further covenants.

Our ability to comply with terms contained in the EBC Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants and terms, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the EBC Credit Agreement are secured, on a first-priority basis, and such security interests could be enforced by EBC in the event of default by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended April 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit
Number
10.1	Loan and Security Agreement, dated March 15, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 18, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: June 13, 2024	By:	/s/ Robert Dawson
Robert Dawson
Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2024	By:	/s/ Peter Yin
Peter Yin
Chief Financial Officer
(Principal Financial and Accounting Officer)