Form 10-Q
period 2024-07-31
R F INDUSTRIES LTD
filed 2024-09-16
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 12, 2024 was 10,493,485.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2024	2023
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,764	$4,897
Trade accounts receivable, net of allowance for credit losses of $155 and $244, respectively	10,676	10,277
Inventories	15,049	18,730
Other current assets	1,896	2,136
TOTAL CURRENT ASSETS	29,385	36,040

Property and equipment:
Equipment and tooling	4,782	4,796
Furniture and office equipment	6,170	5,631
	10,952	10,427
Less accumulated depreciation	6,102	5,503
Total property and equipment, net	4,850	4,924

Operating lease right-of-use assets, net	15,304	15,689
Goodwill	8,085	8,085
Amortizable intangible assets, net	12,329	13,595
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	-	2,494
Other assets	733	277
TOTAL ASSETS	$71,860	$82,278

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2024	2023
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,148	$3,201
Accrued expenses	5,046	4,572
Line of credit	8,704	1,000
Current portion of Term Loan	-	2,424
Current portion of operating lease liabilities	1,481	1,314
TOTAL CURRENT LIABILITIES	18,379	12,511

Operating lease liabilities	19,163	19,284
Deferred tax liabilities	182	-
Term Loan, net of debt issuance cost	-	10,721
TOTAL LIABILITIES	37,724	42,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,493,485 and 10,343,223 shares issued and outstanding at July 31, 2024 and October 31, 2023, respectively	105	104
Additional paid-in capital	26,821	26,087
Retained earnings	7,210	13,571
TOTAL STOCKHOLDERS' EQUITY	34,136	39,762
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,860	$82,278

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023

Net sales	$16,836	$15,652	$46,404	$56,294
Cost of sales	11,875	11,828	33,316	41,263

Gross profit	4,961	3,824	13,088	15,031

Operating expenses:
Engineering	653	690	2,059	2,535
Selling and general	4,727	5,144	13,948	15,186
Total operating expenses	5,380	5,834	16,007	17,721

Operating loss	(419)	(2,010)	(2,919)	(2,690)

Other expense	(338)	(117)	(676)	(342)

Loss before benefit for income taxes	(757)	(2,127)	(3,595)	(3,032)
Provision (benefit) for income taxes	(52)	(482)	2,766	(806)

Consolidated net loss	$(705)	$(1,645)	$(6,361)	$(2,226)

Loss per share:
Basic	$(0.07)	$(0.16)	$(0.61)	$(0.22)
Diluted	$(0.07)	$(0.16)	$(0.61)	$(0.22)

Weighted average shares outstanding:
Basic	10,495,082	10,290,265	10,466,862	10,267,652
Diluted	10,495,082	10,290,265	10,466,862	10,267,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2024
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2024	10,495,548	$105	$26,589	$7,915	$34,609

Stock-based compensation expense	-	-	241	-	241

Tax withholding related to vesting of restricted stock	(2,063)	-	(9)	-	(9)

Consolidated net loss	-	-	-	(705)	(705)

Balance, July 31, 2024	10,493,485	$105	$26,821	$7,210	$34,136

	For the Nine Months Ended July 31, 2024
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2023	10,343,223	$104	$26,087	$13,571	$39,762

Stock-based compensation expense	-	-	744	-	744

Issuance of restricted stock	152,325	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(2,063)	-	(9)	-	(9)

Consolidated net loss	-	-	-	(6,361)	(6,361)

Balance, July 31, 2024	10,493,485	$105	$26,821	$7,210	$34,136

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(6,361)	$(2,226)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Allowance for credit losses	2	82
Depreciation and amortization	1,904	1,795
Stock-based compensation expense	744	687
Amortization of debt issuance cost	68	7
Tax payments related to shares cancelled for vested restricted stock awards	(9)	(12)
Deferred income taxes	2,674	(918)
Extinguishment of debt issuance cost	14	-
Changes in operating assets and liabilities:
Trade accounts receivable	(401)	5,438
Inventories	3,681	850
Other current assets	240	4,570
Right-of-use assets	431	300
Other long-term assets	(1)	18
Accounts payable	(52)	(2,950)
Accrued expenses	475	(4,307)
Income taxes payable	-	(760)
Net cash provided by operating activities	3,409	2,574

INVESTING ACTIVITIES:
Capital expenditures	(564)	(2,311)
Net cash used in investing activities	(564)	(2,311)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	86
Debt issuance cost	(520)	-
Line of credit	7,704	1,000
Term Loan payments	(13,162)	(1,818)
Net cash used in financing activities	(5,978)	(732)

Net decrease in cash and cash equivalents	(3,133)	(469)

Cash and cash equivalents, beginning of period	4,897	4,532

Cash and cash equivalents, end of period	$1,764	$4,063

Supplemental cash flow information – income taxes paid	$64	$19

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring and other items of gain (loss) and expense required in our view under Accounting Standards Codification (“ASC”) 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2023 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2023 included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended October 31, 2023 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the year ended October 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

Although we have incurred operating losses during the three and nine months ended July 31, 2024, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

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

As of July 31, 2024 and October 31, 2023, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

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

Recently issued accounting pronouncements not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning November 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning November 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At July 31, 2024, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $1.4 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Wireless provider A	-	-	-	13%
Wireless provider B	11%	-	-	-
Distributor A	13%	-	-	-
Distributor B	-	12%	-	-

For the three months ended July 31, 2024, one wireless carrier and one distributor customer accounted for 11% and 13% or more of net sales, and accounted for 18% and 10% of total net accounts receivable balance, respectively. For the nine months ended July 31, 2024, no customer accounted for 10% or more of net sales, but the aforementioned wireless carrier and the same distributor customer accounted for 18% and 10% of total net accounts receivable balance, respectively. For the three months ended July 31, 2023, a distributor customer accounted for 12% of net sales and 12% of total net accounts receivable balance, while another distributor whose sales were less than 10% of total net sales, accounted for 11% of total net accounts receivable balance. For the nine months ended July 31, 2023, a wireless carrier accounted for 13% of net sales and less than 10% of total net accounts receivable balance. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2024	October 31, 2023

Raw materials and supplies	$10,923	$12,957
Work in process	565	439
Finished goods	3,561	5,334

Totals	$15,049	$18,730

For the three months ended July 31, 2024, no single vendor accounted for 10% or more of inventory purchases. For the three months ended July 31, 2023, one vendor accounted for 10% of inventory purchases. For the nine months ended July, 2024, no single vendor accounted for 10% or more of inventory purchases and one vendor accounted for 17% of inventory purchases for the nine months ended July 31, 2023. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2024	October 31, 2023

Prepaid taxes	$614	$642
Prepaid expense	796	953
Deposits	333	374
Other	153	167

Totals	$1,896	$2,136

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2024	October 31, 2023

Wages payable	$2,279	$2,461
Accrued receipts	1,603	1,131
Other accrued expenses	1,164	980

Totals	$5,046	$4,572

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 –Income (Loss) per share

Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended July 31, 2024, we reported a net loss and, in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 846,889 and 814,154 shares for the three months ended July 31, 2024 and 2023, respectively, and 846,889 and 750,967 shares for the nine months ended July 31, 2024 and 2023, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023

Weighted average shares outstanding for basic earnings per share	10,495,082	10,290,265	10,466,862	10,267,652

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-	-	-

Weighted average shares outstanding for diluted earnings per share	10,495,082	10,290,265	10,466,862	10,267,652

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

No other shares or options were granted to Company employees during the three and nine months ended July 31, 2024 and 2023.

The weighted average fair value of employee stock options that were granted during the nine months ended July 31, 2024 and 2023 was estimated to be $1.76 and $3.21, respectively, per share, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2024	2023
Risk-free interest rate	4.00%	3.76%
Dividend yield	0.00%	0.00%
Expected life of the option (years)	7.00	7.01
Volatility factor	51.30%	54.30%

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

Company stock option plans

Descriptions of our stock option plans are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2023. A summary of the status of the options granted under our stock option plans as of July 31, 2024 and the changes in options outstanding during the three months then ended is presented in the table that follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 1, 2023	754,186	$6.04
Options granted	245,001	$3.01
Options exercised	-	$-
Options cancelled	(39,097)	$8.03
Options outstanding at July 31, 2024	960,090	$5.18
Options exercisable at July 31, 2024	555,664	$5.69
Options vested and expected to vest at July 31, 2024	954,623	$5.08

Weighted average remaining contractual life of options outstanding as of July 31, 2024: 6.78 years

Weighted average remaining contractual life of options exercisable as of July 31, 2024: 5.49 years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2024: 6.78 years

Aggregate intrinsic value of options outstanding at July 31, 2024: $448,028

Aggregate intrinsic value of options exercisable at July 31, 2024: $119,910

Aggregate intrinsic value of options vested and expected to vest at July 31, 2024: $431,622

As of July 31, 2024, $913,175 and $703,899 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 3.0 and 2.6 years, respectively.

Stock option expense

During the three months ended July 31, 2024 and 2023, stock-based compensation expense totaled $241,000 and $246,000, respectively, and was classified in selling and general expense. During the nine months ended July 31, 2024 and 2023, stock-based compensation expense totaled $744,000 and $687,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2024, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

Management identifies segments based on strategic business units that are, in turn, based along market lines. These strategic business units offer products and services to different markets in accordance with their customer base and product usage. For segment reporting purposes, the RF Connector, C Enterprises and Microlab divisions constitute the RF Connector segment, and the Cables Unlimited, Rel-Tech,  and Schrofftech divisions constitute the Custom Cabling segment.

On August 1, 2023, C Enterprises moved and transitioned its physical operations into the RF Connector office in San Diego, CA. Given the synergies in consolidating both the operating divisions into one building, C Enterprises has been included in the RF Connector segment since August 1, 2023. Further, since the acquisition of C Enterprises in 2019, the customer base for the division has shifted more towards distribution as opposed to direct to end customer which is more aligned with the RF Connector segment. The segment change of including C Enterprise as part of the RF Connector segment was made retroactive to the beginning of our fiscal year starting November 1, 2022 and reclassified for fiscal 2022 for comparative purposes. In annual and interim periods reported prior to the transition on August 1, 2023, C Enterprises was included in the Custom Cabling segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023

United States	$15,473	$13,955	$41,948	$50,967
Foreign Countries:
Canada	765	703	2,595	1,875
Italy	85	300	270	1,692
Mexico	-	-	3	3
All Other	513	694	1,588	1,757
	1,363	1,697	4,456	5,327

Totals	$16,836	$15,652	$46,404	$56,294

Net sales to external customers, (loss) income before provision (benefit) for income taxes and other related segment information for the three months ended July 31, 2024 and 2023 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2024	Cable Assembly	Assembly	Corporate	Total
Net sales	$9,697	$7,139	$-	$16,836
(Loss) income before benefit for income taxes	(715)	297	(339)	(757)
Depreciation and amortization	525	113	-	638
Total assets	49,355	18,112	4,393	71,860

2023
Net sales	$10,515	$5,137	$-	$15,652
(Loss) income before benefit for income taxes	(1,392)	(424)	(311)	(2,127)
Depreciation and amortization	507	124	-	631
Total assets	52,358	17,345	8,353	78,056

Net sales to external customers, income (loss) before provision (benefit) for income taxes and other related segment information for the nine months ended July 31, 2024 and 2023 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2024	Cable Assembly	Assembly	Corporate	Total
Net sales	$28,406	$17,998	$-	$46,404
(Loss) income before benefit from income taxes	(3,104)	386	(877)	(3,595)
Depreciation and amortization	1,610	294	-	1,904
Total assets	49,355	18,112	4,393	71,860

2023
Net sales	$34,861	$21,433	$-	$56,294
(Loss) income before benefit for income taxes	(1,027)	(958)	(1,047)	(3,032)
Depreciation and amortization	1,418	377	-	1,795
Total assets	52,358	17,345	8,353	78,056

Note 9 – Income taxes

We use an estimated annual effective tax rate, which is based on expected annual taxable income (loss), statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate, to determine its quarterly provision (benefit) for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

We recorded income tax provisions benefits of $52,000 and $482,000 for the three months ended July 31, 2024 and 2023, respectively. The effective tax rate was 6.9% for the three months ended July 31, 2024, compared to 22.7% for the three months ended July 31, 2023. For the nine months ended July 31, 2024 and 2023, we recorded income tax provisions (benefits) of $2,766,000 and ($806,000), respectively. The effective tax rate was (76.9%) for the nine months ended July 31, 2024, compared to 26.6% for the nine months ended July 31, 2023. The change in effective tax rate for the nine months ended July 31, 2024 compared to the nine months ended July 31, 2023 was primarily driven by the recording of a valuation allowance of $3.6 million on deferred tax assets during the quarter ended April 30, 2024.

We had $226,000 and $178,000 of unrecognized tax benefits, as of July 31, 2024 and October 31, 2023, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $203,000 as of July 31, 2024.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of July 31, 2024. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the recent trend of continued losses, the Company has determined that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has recorded a partial valuation allowance against its deferred tax assets. The Company's valuation allowance was $3,573,000 and $124,000 as of July 31, 2024 and October 31, 2023, respectively.

Note 10 – Intangible assets

Intangible assets consist of the following as of July 31, 2024 and October 31, 2023 (in thousands):

	July 31, 2024	October 31, 2023
Amortizable intangible assets:
Non-compete agreement (estimated life 5 years)	$423	$423
Accumulated amortization	(411)	(378)
	12	45

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,751)	(3,461)
	2,307	2,597

Backlog (estimated life 1 - 2 years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(200)	(176)
	168	192

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(275)	(189)
	1,425	1,511

Proprietary Technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(2,683)	(1,850)
	8,417	9,250

Totals	$12,329	$13,595

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the nine months ended July 31, 2024 and the year ended October 31, 2023 was $1,266,000 and $1,701,000, respectively. As of July 31, 2024, the weighted-average amortization period for the amortizable intangible assets is 7.85 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ending July 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Operating lease cost	$749	$663	$2,217	$2,129

Other information related to leases was as follows (in thousands):

	July 31, 2024	October 31, 2023
Supplemental Cash Flows Information
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$742	$6,479

Weighted Average Remaining Lease Term
Operating leases (in months)	104.61	114.26

Weighted Average Discount Rate
Operating leases	6.99%	6.96%

Future minimum lease payments under non-cancellable leases as of July 31, 2024 were as follows:

Year ending October 31,	Operating Leases

2024 (excluding nine months ended July 31, 2024)	$795
2025	3,105
2026	3,102
2027	3,063
2028	2,997
Thereafter	14,878
Total future minimum lease payments	27,940
Less imputed interest	(7,296)
Total	$20,644

Reported as of July 31, 2024	Operating Leases
Current portion of operating lease liabilities	$1,481
Operating lease liabilities	19,163
Total	$20,644

As of July 31, 2024, operating lease right-of-use asset was $15.3 million and operating lease liability totaled $20.6 million, of which $1.5 million is classified as current. There were no finance leases as of July 31, 2024.

Note 12 – Term Loan and Line of credit

In February 2022, we entered into a loan agreement (the “BofA Loan Agreement”) providing for a revolving line of credit (the “BofA Revolving Credit Facility”) in the amount of $3.0 million and a $17.0 million term loan (the “BofA Term Loan”, and together with the BofA Revolving Credit Facility, the “BofA Credit Facility”) with Bank of America, N.A. (the “BofA”). Amounts outstanding under the BofA Revolving Credit Facility bore interest at a rate of 2.0% plus the Bloomberg Short-Term Bank Yield Index Rate. All amounts outstanding pursuant to the BofA Credit Facility were repaid by us and the BofA Loan Agreement was terminated in connection with us entering into a new loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) on March 15, 2024. Borrowings under the BofA Credit Facility were secured by a security interest in certain assets of the Company and were subject to certain loan covenants. The BofACredit Facility required the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00 (the “Debt Test”); (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”); and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ended January 31, 2022. In addition, the BofA Credit Facility contained customary affirmative and negative covenants.

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

On January 26, 2024, we entered into Amendment No. 2 to the BofA Loan Agreement (“Loan Amendment No. 2”) with BofA, which, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the BofA Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 required that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company would have been required to pay an additional fee equal to 1% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan if the BofA Credit Facility was not repaid in full on or before March 1, 2024. This additional fee, if applicable, would have been due on March 2, 2024. Further, Loan Amendment No. 2 required that the Company make an additional principal payment of $1.0 million on the BofA Term Loan on March 1, 2024, in addition to the existing monthly payments due on the BofA Term Loan. In connection with Loan Amendment No. 2, we paid BofA a $500,000 paydown on the BofA Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000. Loan Amendment No. 2 was considered a modification under ASC 470, Debt.

On February 29, 2024, we entered into Amendment No. 3 to the BofALoan Agreement (“Loan Amendment No. 3”) with BofA, which, among other matters, deferred the requirement that the Company make an additional principal payment of $1.0 million on the BofA Term Loan, from March 1, 2024, as was required under Loan Amendment No. 2, to April 1, 2024. Further, Loan Amendment No. 3 reduced the additional fee the Company was required to pay BofA on March 2, 2024 from 1% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan as of March 1, 2024 as required under Loan Amendment No. 2, to 0.50% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan as of March 1, 2024. Additionally, Loan Amendment No. 3 required the Company to pay BofA a fee equal to 0.50% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan as of March 1, 2024, if the BofA Credit Facility was not repaid in full on or before April 2, 2024 (the “April 2024 Fee”). The April 2024 Fee, if applicable, would have been due on April 2, 2024. We were not required to pay the April 2024 Fee based on our repayment of the BofA Credit Facility prior to April 2, 2024. Under Loan Amendment No. 3, the Company was required to maintain liquidity of at least $2.0 million and pay the remaining outstanding balance of $500,000 on the BofA Revolving Credit Facility by March 1, 2024, as required under Loan Amendment No. 2. Loan Amendment No. 3 was considered a modification under ASC 470, Debt.

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

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). On June 14, 2024, the parties entered into a First Amendment to the EBC Credit Agreement (the “First Amendment”) providing for a modified EBC Additional Line of $1.0 million through July 12, 2024, $666,666.67 from July 13, 2024 through August 11, 2024 and $333,333.34 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

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

Borrowings under the EBC Credit Agreement are secured by a security interest in certain assets of the Company and are subject to certain loan covenants. The EBC Credit Facilities require the maintenance of certain financial covenants, including (i) Excess Availability (as defined in the EBC Credit Agreement) of at least, as of any date of determination, an amount equal to the greater of (a) $1.0 million and (b) 10% of the Adjusted Borrowing Base (as defined in the EBC Credit Agreement), unless as of the last day of the most recent month for which the monthly financial statements and the related compliance certificate have been or are required to have been delivered to EBC, the Fixed Charge Coverage Ratio (as defined in the EBC Credit Agreement) for the twelve consecutive calendar month period then ended is greater than 1.10 to 1.00; and (ii) a capital expenditure limitation limiting the aggregate cost of all Capital Expenditure (as defined in the EBC Credit Agreement) to $2.5 million during any fiscal year. In addition, the EBC Credit Facilities contain customary affirmative and negative covenants.

The foregoing description of the EBC Credit Agreement does not purport to be complete and is qualified in its entirety to the full text of the EBC Credit Agreement and First Amendment. We filed the EBC Credit Agreement as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 and the First Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 and each is incorporated by reference herein.

Debt issuance costs related to the EBC Credit Agreement totaled $455,000 and were included as part of our other long term assets balance.

As of July 31, 2024, our outstanding borrowings under the EBC Credit Agreement were $8,704,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during the three or nine months ended July 31, 2024, nor during the three or nine months ended July 31, 2023.

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to credit losses, inventory reserves, earn-out liabilities, and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories - allowance for excess and slow moving items

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

Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended July 31, 2024, we considered the current and expected future economic and market conditions and concluded that no material adjustment to Credit Losses was required as of July 31, 2024 relative to October 31, 2023.

Impairment testing on Long-Lived Assets Including Goodwill

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

Valuation Allowance on Deferred Income Taxes

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

For the nine months ended July 31, 2024, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 39% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF Connector products and cable assemblies and accounted for 61% of total sales for the nine months ended July 31, 2024. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. However, we have incurred an operating loss during the nine months ended July 31, 2024. During the period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of July 31, 2024, we had a total of $1.8 million of cash and cash equivalents compared to a total of $4.9 million of cash and cash equivalents as of October 31, 2023. As of July 31, 2024, we had working capital of $11.0 million and a current ratio of approximately 1.6:1 with current assets of $29.4 million and current liabilities of $18.4 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of July 31, 2024, we had $20.1 million of backlog, compared to $16.1 million as of October 31, 2023. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the nine months ended July 31, 2024, we generated $3.4 million of cash in our operating activities. This net inflow of cash is primarily related to $3.7 million from inventories, $1.9 million from depreciation and amortization, $0.7 million from stock-based compensation expense, $0.4 million from right-of-use assets, $0.5 million from accrued expenses, $0.2 million from other current assets, $68,000 from debt issuance amortization and $14,000 from extinguishment of debt issuance costs. The cash usage was primarily due to the net loss of $6.4 million, change in accounts receivable of $0.4 million and payments of accounts payable of $52,000. We also recorded a non-cash item of $2.7 million from deferred income taxes.

During the nine months ended July 31, 2024, we also spent $0.6 million on capital expenditures, $13.2 million in BofA Term Loan payments, $0.5 million of debt issuance cost and drew $7.7 million on the EBC Revolving Loan Facility (used to pay down the BofATerm Loan).

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

Results of Operations

Three Months Ended July 31, 2024 vs. Three Months Ended July 31, 2023

Net sales for the three months ended July 31, 2024 (the “fiscal 2024 quarter”) increased by 7.6%, or $1.1 million, to $16.8 million as compared to the three months ended July 31, 2023 (the “fiscal 2023 quarter”). Net sales for the fiscal 2024 quarter at the Custom Cabling segment increased by $2.0 million, or 39.2%, to $7.1 million, compared to $5.1 million in the fiscal 2023 quarter. The increase was primarily the result of an increase in sales of thermal cooling and small cell enclosures at Schrofftech and hybrid fiber cables to wireless customers. Net sales for the fiscal 2024 quarter at the RF Connector segment decreased by $0.8 million, or 7.6%, to $9.7 million as compared to $10.5 million in the fiscal 2023 quarter. This was primarily due to a decrease in sales to some of our distributor customers related to seasonality, lower levels of inventory kept on hand in the channel, and the significantly lower carrier capital expenditure environment, leading to fewer carrier projects involving approved RF components.

Gross profit for the fiscal 2024 quarter increased by $1.1 million to $5.0 million, and gross margins increased to 29.5% of sales compared to 24.4% of sales in the fiscal 2023 quarter. The increase in gross profit and increase in gross margin was primarily the result of increased efficiencies from facility consolidation, cost reduction initiatives and product mix.

Engineering expenses decreased by $36,000 to $0.7 million in the fiscal 2024 quarter compared to $0.7 million in the fiscal 2023 quarter. The decrease was the result of more concentrated engineering activities coupled with other cost-savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses decreased by $0.4 million to $4.7 million (28.1% of sales) compared to $5.1 million (32.9% of sales) in the third quarter last year, primarily due to restructuring of sales and marketing activities along with related cost savings initiatives. We did not incur any one-time charges in the fiscal 2024 quarter.

For the fiscal 2024 quarter, the Custom Cabling segment had pretax income of $0.3 million and the RF Connector segment had a pretax loss of $0.7 million, as compared to $0.4 million loss and $1.4 million loss, respectively, for the comparable quarter last year. The increase in pretax income at the Custom Cabling segment was due to a more favorable product mix. The decrease in the pretax net income at the RF Connector segment was primarily due to decreased sales to some of our distributor customers based on lower levels of inventory kept on hand in the channel, and the lower carrier capital expenditure environment, leading to fewer carrier projects involving approved RF components.

For fiscal 2024 and 2023 quarters, we recorded income tax benefit of $52,000 and $482,000, respectively. The effective tax rate was 6.9% for the fiscal 2024 quarter, compared to 22.7% for the fiscal 2023 quarter. The change in the effective tax rate from the fiscal 2024 quarter to fiscal 2023 quarter was primarily driven by the recording of a valuation allowance of $3.6 million on our deferred tax asset.

For the fiscal 2024 quarter, net loss was $0.7 million and fully diluted loss per share was $0.07, compared to a net loss of $1.6 million and fully diluted loss per share of $0.16 for the fiscal 2023 quarter. For the fiscal 2024 quarter, the diluted weighted average shares outstanding were 10,495,082 as compared to 10,290,265 for the fiscal 2023 quarter.

Nine Months Ended July 31, 2024 vs. Nine Months Ended July 31, 2023

Net sales for the nine months ended July 31, 2024 (the “fiscal 2024 nine-month period”) of $46.4 million decreased by 17.6%, or $9.9 million, compared to the nine months ended July 31, 2023 (the “fiscal 2023 nine-month period”). The decrease in net sales is attributable mainly to the RF Connector segment, which decreased by $6.5 million, or 18.6%, to $28.4 million compared to $34.9 million in the fiscal 2023 nine-month period, primarily due to decreased sales to some of our distributor customers based on lower levels of inventory kept on hand in the channel, and the lower carrier capital expenditure environment, leading to fewer carrier projects involving approved RF components. The Net sales for the fiscal 2024 nine-month period at the Custom Cabling segment decreased by $3.4 million, or 15.9%, to $18.0 million compared to $21.4 million in the fiscal 2023 nine-month period, primarily due to a decrease in sales of hybrid fiber cables to wireless customers at Cables Unlimited.

Gross profit for the fiscal 2024 nine-month period decreased by $1.9 million to $13.1 million while gross margins increased to 28.2% of sales compared to 26.7% of sales in the fiscal 2023 nine-month period. The decrease in gross profit was primarily a result of the decrease in sales while gross margins remained relatively consistent due to product mix and other cost-savings initiatives.

Engineering expenses decreased $0.4 million to $2.1 million for the fiscal 2024 nine-month period compared to $2.5 million in the fiscal 2023 nine-month period. The decrease was primarily the result of headcount reduction, more concentrated engineering activities and other cost-savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased by $1.3 million to $13.9 million (30.0% of sales) compared to $15.2 million (27.0% of sales) in the nine-month period last year primarily due to a decrease in variable compensation related to commissions and bonuses, resulting from lower sales. We also realized cost savings from restructuring, coupled with reduced general office and IT expenses. We incurred one-time charges of $0.2 million relating to consulting spend, severance, and an inventory appraisal in fiscal 2024.

For the fiscal 2024 nine-month period, pretax income for the Custom Cabling segment was $0.4 million and the pretax loss for the RF Connector segment was $3.1 million, as compared to $1.0 million loss and $1.0 million loss, respectively, for the comparable nine-month period last year.

For the fiscal 2024 and 2023 nine-month periods, we recorded income tax provision (benefit) of $2,766,000 and ($806,000), respectively. The effective tax rate was (76.9%) for the fiscal 2024 nine-month period, compared to 26.6% for the fiscal 2023 nine-month period. The change in effective tax rate for the fiscal 2024 and 2023 nine-month periods was primarily driven by the recording of a valuation allowance of $3.6 million on our deferred tax asset.

For the fiscal 2024 nine-month period, net loss was $6.4 million and fully diluted loss per share was ($0.61) per share as compared to a net loss of $2.2 million and fully diluted loss per share of $0.22 per share for the fiscal 2023 nine-month period. For the fiscal 2024 nine-month period, the diluted weighted average shares outstanding were 10,466,862 as compared to 10,267,652 for the fiscal 2023 nine-month period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2024.

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

On March 15, 2024, we entered into a new loan and security agreement (the “EBC Credit Agreement”), with Eclipse Business Capital as administrative agent (“EBC”) providing for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). Pursuant to the terms of the First Amendment to the EBC Credit Agreement, the EBC Additional Line was modified to provide for $1.0 million through July 12, 2024, $666,666.67 from July 13, 2024 through August 11, 2024 and $333,333.34 from August 12, 2024 through September 10, 2024. We used proceeds from the initial drawings under the EBC Credit Facilities to repay in full outstanding obligations under the loan agreement (the “BofA Loan Agreement”) previously entered into by us and Bank of America, N.A. (the “BofA”) used to fund our acquisition of Microlab. Additional proceeds from the initial drawings under the EBC Credit Facilities were used to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The BofA Loan Agreement was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended July 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit
Number

10.1	First Amendment to Loan and Security Agreement, dated June 14, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: September 16, 2024	By:	/s/ Robert Dawson
Robert Dawson Chief Executive Officer (Principal Executive Officer)

Date: September 16, 2024	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)