Form 10-K
period 2024-10-31
R F INDUSTRIES LTD
filed 2025-01-21
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $25.9 million.

On January 10, 2025, the Registrant had 10,544,431 outstanding shares of Common Stock, $.01 par value.

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

Risks Related to Our Business

• We are heavily dependent upon wireless and broadband communications providers.

• The acquisition of Microlab will affect both the Company’s liquidity and its capital resources in the near future.

• We entered into a new credit facility, which replaced a Loan Agreement we previously entered into to fund our acquisition of Microlab, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

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

Recent Events

In February 2022, we entered into a loan agreement (the “BofA Loan Agreement”) providing for a revolving line of credit (the “BofA Revolving Credit Facility”) in the amount of $3.0 million and a $17.0 million term loan (the “BofA Term Loan”, and together with the BofA Revolving Credit Facility, the “BofA Credit Facility”) with Bank of America, N.A. (“BofA”). Amounts outstanding under the BofA Revolving Credit Facility bore interest at a rate of 2.0% plus the Bloomberg Short-Term Bank Yield Index Rate. All amounts outstanding pursuant to the BofA Credit Facility were repaid by us and the BofA Loan Agreement was terminated in connection with us entering into a new loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) on March 15, 2024. Borrowings under the BofA Credit Facility were secured by a security interest in certain assets of the Company and were subject to certain loan covenants. The BofA Credit Facility required the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00 (the “Debt Test”); (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”); and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ended January 31, 2022. In addition, the BofA Credit Facility contained customary affirmative and negative covenants.

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

On January 26, 2024, we entered into Amendment No. 2 to the BofA Loan Agreement (“Loan Amendment No. 2”) with BofA, which, among other matters, eliminated the requirement to maintain minimum EBITDA of $500,000 for the quarter ending January 31, 2024. Under Loan Amendment No. 2, the line of credit available to the Company under the BofA Revolving Credit Facility was lowered from $3.0 million to $500,000. Further, Loan Amendment No. 2 required that we maintain from September 22, 2023 and thereafter, liquidity of at least $2.0 million, rather than the greater of $4.0 million or 80% of the forecast liquidity as was required under Loan Amendment No. 1. Under Loan Amendment No. 2, the Company would have been required to pay an additional fee equal to 1% of the collective outstanding principal balances of the BofA Revolving Credit Facility and BofA Term Loan if the BofA Credit Facility was not repaid in full on or before March 1, 2024. This additional fee, if applicable, would have been due on March 2, 2024. Further, Loan Amendment No. 2 required that the Company make an additional principal payment of $1.0 million on the BofA Term Loan on March 1, 2024, in addition to the existing monthly payments due on the BofA Term Loan. In connection with Loan Amendment No. 2, we paid BofA a $500,000 paydown on the BofA Revolving Credit Facility, thereby reducing the outstanding balance from $1.0 million to $500,000. Loan Amendment No. 2 was considered a modification under Accounting Standards Codification (“ASC”) 470, Debt.

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

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrues interest at a rate of Adjusted Term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We will be required to pay a commitment fee of 0.50% per annum for the unused portion of the EBC Revolving Loan Facility. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

Borrowings under the EBC Credit Agreement are secured by a security interest in certain assets of the Company and are subject to certain loan covenants. The EBC Credit Facilities require the maintenance of certain financial covenants, including (i) Excess Availability (as defined in the EBC Credit Agreement) of at least, as of any date of determination, an amount equal to the greater of (a) $1.0 million and (b) 10% of the Adjusted Borrowing Base (as defined in the EBC Credit Agreement), unless as of the last day of the most recent month for which the monthly financial statements and the related compliance certificate have been or are required to have been delivered to EBC, the Fixed Charge Coverage Ratio (as defined in the EBC Credit Agreement) for the 12 consecutive calendar month period then ended is greater than 1.10 to 1.00; and (ii) a capital expenditure limitation limiting the aggregate cost of all Capital Expenditure (as defined in the EBC Credit Agreement) to $2.5 million during any fiscal year. In addition, the EBC Credit Facilities contain customary affirmative and negative covenants.

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

RF Connector and Cable Assembly Segment

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

Custom Cabling Manufacturing and Assembly Segment

The Custom Cabling segment currently consists of three wholly-owned subsidiaries located in the Northeastern United States. Our plan is to integrate certain aspects of the manufacturing, sales and marketing functions of these divisions so as to better address overlapping market opportunities and to more efficiently manufacture, market, and ship products to our customers.

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

Foreign Sales

Net sales to foreign customers accounted for $6,014,000 (or approximately 9%) of our net sales, and $6,387,000 (or approximately 9%) of our net sales for the fiscal years ended October 31, 2024 and 2023, respectively. The majority of the export sales during these periods were to Canada.

We do not own, or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

We currently sell our products through independent warehousing distributors and through our in-house marketing and sales team. Sales through independent distributors accounted for approximately 35% of our net sales for the fiscal year ended October 31, 2024. Our agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

We contract with outside third parties for the manufacture of a significant portion of our coaxial connectors. However, virtually all of the RF cable assemblies sold during the fiscal year ended October 31, 2024 were assembled at the International Organization for Standardization (“ISO”) approved factories in San Diego, California and Parsippany, New Jersey. We procure our raw cable from manufacturers with ISO-approved factories in the United States, China, and Taiwan. The Company primarily relies on several third-party partners for the manufacture of its coaxial connectors, tools and other passive components and receives bulk cable from multiple manufacturing plants. Although we do not have manufacturing contracts with these manufacturers for our connectors and cable products, we do have long-term purchasing relationships. There are certain risks associated with our dependence on third-party manufacturers for some of our products. See “Risk Factors” below. We have in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the third-party manufacturers are not primarily responsible for design work related to the manufacture of our connectors and cable assemblies. Although our current facilities are set up to manufacture certain lines of products, manufacturing of certain products is often shifted to other facilities to alleviate capacity limitations or to address a customer’s product manufacturing schedule requirements.

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

Backlog

As of October 31, 2024, our estimated backlog of unfilled firm orders was approximately $19.5 million compared with backlog of approximately $16.1 million as of October 31, 2023. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions and, in particular, for project-based orders from wireless carrier customers for custom cable assemblies at our Cables Unlimited division. Since purchase orders are submitted from customers based on the estimated timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

It is expected that a substantial portion of the backlog will be filled within the next 12 months. Most of the orders that we receive, particularly in the RF Connector segment, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Human Capital

As of October 31, 2024, we employed 302 full-time employees, of whom 64 were in accounting, administration, sales and management, 225 were in manufacturing, distribution and assembly, and 13 were engineers engaged in design, engineering and research and development. The employees were based at our facilities in San Diego, California (144 employees), Yaphank, New York (60 employees), Milford, Connecticut (50 employees), Parsippany, New Jersey (42 employees), and North Kingstown, Rhode Island (6 employees). We also occasionally hire part-time employees. We believe that we have a good relationship with our employees.

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

Our products are Restriction on Hazardous Substances (“RoHS”) compliant.

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state, and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2024, and there are no material expenditures planned for such purposes in fiscal year 2025.

Investor Information

Our principal executive office is currently located at 16868 Via Del Campo Court, Suite 200, San Diego, California. RF Industries, Ltd. was incorporated in the State of Nevada on November 1, 1979, completed its initial public offering in March 1984 under the name Celltronics, Inc., and changed its name to RF Industries, Ltd. in November 1990. Unless the context requires otherwise, references to the “Company” in this report include RF Industries, Ltd. and our six wholly-owned subsidiaries, Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., Schroff Technologies International, Inc., and Microlab/FXR LLC.

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

ITEM 1A	RISK FACTORS

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

Risks Related to Our Business

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

We entered into a new credit facility, which replaced a Loan Agreement we previously entered into to fund our acquisition of Microlab, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

On March 15, 2024, we entered into a new loan and security agreement (the “EBC Credit Agreement”), with Eclipse Business Capital as administrative agent (“EBC”) providing for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). Pursuant to the terms of the First Amendment to the EBC Credit Agreement entered into by the parties on June 14, 2024, the EBC Additional Line was modified to provide for $1.0 million through July 12, 2024, $666,666.67 from July 13, 2024 through August 11, 2024 and $333,333.34 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any. We used proceeds from the initial drawings under the EBC Credit Facilities to repay in full outstanding obligations under the loan agreement (the “BofA Loan Agreement”) previously entered into by us and Bank of America, N.A. (“BofA”) used to fund our acquisition of Microlab. Additional proceeds from the initial drawings under the EBC Credit Facilities were used to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The BofA Loan Agreement was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrues interest at a rate of Adjusted term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We will be required to pay a commitment fee of 0.50% per annum for the unused portion of the EBC Revolving Loan Facility. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

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

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months; however, there can be no assurance that our cash resources will fund our operating plan for the period anticipated by us, especially if there is a material adverse impact on our business from unforeseen events or a desire to reduce our outstanding indebtedness.  Any such events could have an effect on our liquidity and our ability to continue as a going concern in the future, and result in a need to raise additional capital. Alternatively, we could decide to liquidate assets, raise capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. Further, under the EBC Credit Agreement, we are limited by financial and other negative covenants in our credit arrangements. If we cannot raise funds on acceptable terms, we may be unable to continue as a going concern and may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

In the event that we are unable to pay our obligations on the EBC Credit Facilities on a timely basis, maintain the financial covenants under the EBC Credit Agreement, as amended, including the Excess Availability requirements and capital expenditure limitation, or otherwise default on our obligations under the EBC Credit Agreement, EBC will have a right to foreclose on personal property of the Company and certain of its subsidiaries.

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

In addition to the normal risks associated with purchasing a new business and operating at a new location, the Company’s acquisition of Microlab in 2022 reduced our cash on hand by over $7.3 million and we took on $17 million of indebtedness and related financial covenants under the BofA Term Loan. In March 2024, we entered into the EBC Credit Agreement, which replaced the BofA Term Loan. The new credit facility requires the maintenance of certain financial covenants, including Excess Availability requirements ad capital expenditure limitations. A breach of any of the covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, the commercial bank could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable.  The credit facility is secured by a lien on substantially all personal property of the Company and certain of its subsidiaries.

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

We generate much of our revenue from a limited number of customers. For the year ended October 31, 2024, a wireless carrier customer and a distributor customer both accounted for less than 10% of total sales, and approximately 15% and 10% of the total net accounts receivable balance, respectively. For the year ended October 31, 2023, a different wireless carrier customer accounted for approximately 10% of total sales and had no accounts receivable. The same distributor customer accounted for less than 10% of sales and approximately 10% of total net accounts receivable, while another distributor customer accounted for approximately 10% of total sales and for 11% of the total net accounts receivable balance. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. Adverse events affecting our principal customers could also negatively affect our ability to retain their business and obtain new orders, which could adversely affect our revenue and results of operations.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 9% and 9% of our net sales during the years ended October 31, 2024 and 2023, respectively. International revenues are subject to a number of risks, including:

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

Since sales made to foreign customers have historically been in U.S. dollars, previously we have not been exposed to the risks of foreign currency fluctuations. However, with the acquisition of Microlab, sales made to certain foreign customers were denominated in the currencies of the countries where sales are made and for the fiscal years ended October 31, 2024 and 2023, we recognized $33,000 in foreign currency exchange gain and $0.1 million in foreign currency exchange gain at time of collection, respectively.

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

As of October 31, 2024 and 2023, we determined that our internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

During fiscal 2024, we did not make any dividend distributions to our stockholders. Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Therefore, even if our operations return to their prior level of profitability, any decision to pay dividends in the future will depend on various other factors that the Board may consider relevant. Accordingly, no assurance can be given that we will once again pay dividends in the future. If we do not pay a cash dividend, our stockholders will not realize a return on their investment in the common stock except to the extent of any appreciation in the value of the common stock.

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

As of October 31, 2024, we had 10,544,431 shares of common stock outstanding. In addition, we had outstanding options for the purchase of 874,816 shares of common stock, the exercise of which would increase the number of common stock outstanding. The issuance and subsequent sale of the shares underlying these stock options could depress the trading price of our common stock. As of October 31, 2024, we also had 1,299,269 shares available for future grant as stock options or restricted shares, the issuance and sale of which could also impact our stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

The Company has adopted policies and implemented certain controls and procedures that allow its management to assess, identify and manage material risks from cybersecurity threats and for its Board of Directors, through its Audit Committee, to actively oversee the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework.

The Company’s processes are integrated into its overall enterprise risk management program and compliments the Company’s enterprise-wide risk assessment architecture, as implemented by the Company’s management and as overseen by the Company’s Board of Directors through its Audit Committee. The Company has in the past, and may continue to do so in the future, engage third-party consultants, to review and assess the Company’s information technology and security.

The Company seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

To identify and assess material risks from cybersecurity threats, we follow best practices in routine network and endpoint auditing, vulnerability assessments, penetration testing, and other forms of security auditing. We continuously monitor endpoint activity and network traffic for unusual or prohibited behavior to prevent, identify, and contain malicious actions.

We have developed incident response plans by using the information gained through testing and monitoring to manage any identified vulnerabilities and further improve our cybersecurity preparedness and response infrastructure. Such plans set forth the actions to be taken in responding to and recovering from cybersecurity incidents, which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation. We also regularly perform phishing tests of our employees and provide annual privacy and security training for all employees. Our security training incorporates awareness of cyber threats including but not limited to malware, ransomware, and social engineering attacks, password hygiene and incident reporting processes.

We review our cybersecurity risk framework and related policies annually with senior management to help identify areas for continued focus and improvement. We also engage third party experts to review and assess our processes to ensure they are robust and consistent with the current security landscape. The data center where we host our critical data is SOC II complaint.

The Company has also implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of third-party service providers, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data by discussing issues to be addressed and recommending securities measures to be improved where possible.

 Although in the periods reported we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents, including penalties and settlements, were immaterial, we may experience such incidents in the future and the scope and impact of any such future incidents cannot be predicted. To prepare for any such event, we have a full Disaster Recovery plan in place that is tested annually to ensure resilience against a myriad of threats.

Governance

Role of the Board of Directors and the Audit Committee

As part of the Board of Directors’ role in overseeing the Company’s enterprise risk management program, which includes our cybersecurity risk management framework, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact the Company. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee is responsible for overseeing the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework, taking into account the Company’s risk exposures and progress of its risk management processes. The Audit Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management at least quarterly, which covers topics including, among others, recent cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our incident response plan, material cybersecurity risks, whether developing or actual, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices. Material cybersecurity risks are also discussed during separate Board meetings as part of the Board’s risk oversight generally.

Role of Management

Our Chief Financial Officer is responsible for management’s oversight of cybersecurity governance, decision-making, risk management, awareness, and compliance across the Company. Our Chief Financial Officer works to employ a cybersecurity program designed to protect the Company’s information systems from cybersecurity threats and to respond to incidents in accordance with the Company’s incident response plan and other policies and procedures.

In the event of a material cybersecurity incident or investigation, management will, in compliance with escalation protocols in place, promptly report to the Audit Committee and the Board, as appropriate, in accordance with the Company’s incident response plan, and other policies and determine the timing of action, and necessary response.

The Company places a high priority on safeguarding its data, systems, and infrastructure from cybersecurity threats. To manage this critical aspect of operations, the Company partners with a third-party IT provider that specializes in cybersecurity services. Established in 1997, this provider brings over two decades of expertise in managing and mitigating cyber risks, including network security, vulnerability assessments, and incident response planning. The provider’s comprehensive approach ensures the protection of the Company’s sensitive information and critical systems, while also adhering to industry best practices and regulatory requirements. By leveraging the expertise of its third-party IT provider, the Company is able to implement robust cybersecurity measures that support operational continuity and reduce exposure to potential security incidents.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease 86,952 square feet of space for our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. On June 27, 2023, we entered into a Managed Client Agreement with RGN-MCA San Diego II, LLC (“IWG”) pursuant to which IWG agreed to provide managed services for flexible workspaces under the “Regus” brand for 39,979 square feet on the 1st and 2nd floor(s) of the adjacent and vacant office spaces of our corporate headquarters. We occupy 46,973 square feet of office, warehouse and manufacturing space that house our corporate administration, sales and marketing, and engineering departments.  The buildings are also used for production and warehousing by our RF Connector segment. We also lease 38,200 square feet of office and commercial lab space in Parsippany, New Jersey, where we operate the Microlab division. Additionally, we lease spaces in three other locations in the United States that house the administration offices and manufacturing facilities for our Custom Cabling segment.  The table below shows a summary of the square footage of these locations as of October 31, 2024:

Lease Location	Square Footage
Milford, CT	13,750
North Kingstown, RI	7,000
Yaphank, NY	24,500

ITEM 3.	LEGAL PROCEEDINGS

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

Stockholders. As of October 31, 2024, there were 250 holders of our common stock according to the records of our transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Issuer Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2024.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by us that were not registered under the Securities Act during fiscal 2024.

Dividend Policy. Due to the current economic uncertainty and other financial considerations, our Board did not issue any dividend payments in fiscal year 2024. In the past our Board has approved dividend payments, but no assurance can be given if, or when the Board will resume dividend payments. The declaration and amount of any actual cash dividend are in the sole discretion of the Board and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. Accordingly, if and when any dividends will be declared in the future will be determined by our Board based on the Company’s future operations and on the Board’s decision regarding the use of any future earnings.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements and related disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make significant accounting estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, allowances for slow-moving or obsolete inventory and contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our statement of operations and financial position. For the fiscal year ended October 31, 2024 the critical accounting estimates identified are described below:

Impairment Assessments of Finite-life Intangibles and Other Long-Lived Assets

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

Impairment Assessment of Goodwill and Indefinite-lived Intangibles

We test our goodwill and trademarks and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

We test goodwill for impairment at the reporting unit level. The goodwill impairment guidance in US GAAP provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment requires significant judgments by management about macro-economic conditions including our operating environment, industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could negatively impact the financial results and cash flows of the reporting unit. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative  impairment test is performed. The quantitative assessment compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

We estimate the fair value of our reporting units using the income approach based upon a discounted cash flow ("DCF") model. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. The discount rates used in the DCF model were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted for specific reporting unit risks (primarily the uncertainty of achieving forecasted operating cash flows). A terminal value growth rate was applied to the final year of the forecasted period, which reflects our estimate of stable, perpetual growth in cash flows from the reporting unit. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared the total of our estimates of all reporting units fair values to our total market capitalization to assess the reasonableness of our reporting units fair value.

Key assumptions of the cash flow forecast included in the DCF model are expected revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates as they are subject to a high degree of judgement and complexity. We make every effort to forecast future financial performance as accurately as possible with the information available to management at the time the forecast is developed.

There are inherent uncertainties in our cash flow forecast and it requires management to anticipate risks to the forecast such as execution of sales strategy, production execution, industry related make-buy decisions, and global market conditions. Changes in these estimates and assumptions could materially affect the future results of our tests for goodwill impairment. We continuously monitor and evaluate relevant events and circumstances that could impact our significant assumptions used in testing goodwill, including macroeconomic conditions, industry and market considerations, financial performance and expectations of forecasted financial performance and cash flows, and changes in our stock price in relation to the carrying value of its reporting units, among other relevant factors. It is possible that future changes in such circumstances, or in the inputs and assumptions used in estimating the fair value of our reporting units, could require us to perform an interim impairment assessment and record an impairment charge.

In addition to the DCF, we use also the market approach, which compares the reporting unit fair value to the fair value of publicly traded companies and recent sale transactions involving similar businesses.

As part of our goodwill impairment testing, as of October 31, 2024 and April 30, 2024, we performed a quantitative impairment test analysis for our Microlab reporting unit.  In the DCF model, we utilized a discount rate that we believe represents the risks that our businesses face, considering their sizes, the current economic environment, and other industry data we believe is appropriate. The discount rates for Microlab were 17.0%, and 18.0% at October 31, 2024 and April 30, 2024, respectively. We assigned a 75% weight to the indicated fair value under the DCF model and 25% weight to the indicated fair value under the market approach in deriving a fair value of $21.6 million and $23.4 million for the Microlab reporting unit at October 31, 2024 and April 30, 2024, respectively.

These quantitative tests at October 31, 2024 and April 30, 2024 indicated that the Microlab reporting unit had an estimated fair value in excess of its carrying value of 8.9% and 8.6%, respectively, and no impairment was recorded.

As of October 31, 2024, Microlab has a carrying value of $19.8 million, which includes $5.6 million in goodwill and $10.3 million in net amortizable intangible assets.

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

We assess all positive and negative evidence in determining if a valuation allowance is required to be recorded against the deferred tax assets. Further, we evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified, which includes the recent trend of losses.  As of October 31, 2024, we recorded a valuation allowance of $3.8 million against its federal and combined state deferred tax assets.

The change in valuation allowance was an increase of $3.8 million and $0.1 million for fiscal 2024 and 2023, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW

During the periods covered by this Annual Report, we marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of products.  We aggregate our operating divisions into two reportable segments that have similar economic characteristics and are similar in the majority of the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Our two reportable segments are the RF Connector and Cable Assembly (“RF Connector”) segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment – based upon this evaluation.

The RF Connector segment was comprised of three divisions while the Custom Cabling segment was comprised of three divisions. The six divisions that met the quantitative thresholds for segment reporting in the fiscal year ended October 31, 2024 were the RF Connector and Cable Assembly division, Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab.

Revenues generated from the Custom Cabling segment were from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 42% of the Company’s total sales, and revenues from the RF Connector segment were generated from the sales of RF connector products and cable assemblies and accounted for 58% of total sales for fiscal 2024. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream when compared to the Custom Cabling segment. The Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger project-based purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger project orders, and its revenues, therefore, may be more volatile than the revenues of the RF Connector segment.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2024 and 2023 (in thousands, except percentages):

	2024		2023
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$839	1.2%	$4,897	6.0%
Current assets	29,113	41.0%	36,040	43.8%
Current liabilities	18,090	25.5%	12,511	15.2%
Working capital	11,023	15.5%	23,529	28.6%
Property and equipment, net	4,813	6.8%	4,924	6.0%
Total assets	71,046	100.0%	82,278	100.0%
Stockholders' equity	34,066	47.9%	39,762	48.3%

Liquidity and Capital Resources

Historically, we have been able to fund our cash flow requirements for operations and other capital requirements from funds we generated from operations. However, we have incurred operating losses in fiscal 2024. During this period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of October 31, 2024, we had a total of $0.8 million of cash and cash equivalents compared to a total of $4.9 million of cash and cash equivalents as of October 31, 2023. As of October 31, 2024, we had working capital of $11.0 million and a current ratio of approximately 1.6:1 with current assets of $29.1 million and current liabilities of $18.1 million. The $12.5 million decrease in working capital is primarily the result of the change in debt classification resulting from the EBC Revolving Loan Facility. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of October 31, 2024, we had $19.5 million of backlog, compared to $16.1 million as of October 31, 2023. The increase in backlog relates primarily to the increase in Direct Air Cooling and small cell requirements. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

As of October 31, 2024, we generated $3.2 million of cash in our operating activities. This net inflow of cash is primarily related to an increase in inventories of $4.0 million as a result of better inventory management and supply chain conditions improving allowing us to carry less inventory on hand, $2.5 million from depreciation and amortization, $0.9 million from stock-based compensation expense, $0.7 million in other current assets, $0.6 million from change in accounts payable, $0.4 million from right-of-use assets and $0.1 million from amortization of debt issuance costs. The cash usage was primarily due to the net loss of $6.6 million, the change in accounts receivable of $1.8 million resulting from a 16% increase in sales in Q4 2024 as compared to Q4 2023 and the change in accrued expenses of $0.3 million. The cash generated by other current assets represents $0.7 million, which primarily consists of $0.4 million of prepaid taxes and $0.3 million of prepaid expenses.  We also recorded a non-cash item of $2.7 million from deferred income taxes.

As of October 31, 2024, we also spent $0.7 million on capital expenditures, $13.2 million in BofA Term Loan payments, $0.5 million of debt issuance cost, and drew $7.2 million on EBC Revolving Loan Facility.

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

Results of Operations

The following summarizes the key components of our consolidated results of operations for the fiscal years ended October 31, 2024 and 2023 (in thousands, except percentages):

	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$64,857	100.0%	$72,168	100.0%
Cost of sales	45,986	70.9%	52,631	72.9%
Gross profit	18,871	29.1%	19,537	27.1%
Engineering expenses	2,782	4.3%	3,151	4.4%
Selling and general expenses	18,912	29.2%	20,183	28.0%
Operating loss	(2,823)	-4.4%	(3,797)	-5.3%
Other loss	(980)	-1.5%	(453)	-0.6%
Loss before provision (benefit) from income taxes	(3,803)	-5.9%	(4,250)	-5.9%
Provision (benefit) from income taxes	2,796	4.3%	(1,172)	-1.6%
Consolidated net loss	(6,599)	-10.2%	(3,078)	-4.3%

Net sales for the year ended October 31, 2024 of $64.9 million decreased by 10.1%, or $7.3 million, compared to the year ended October 31, 2023. The decrease in net sales is attributable to the RF Connector segment, which decreased by $8.0 million, or 17.4%, to $37.9 million compared to $45.9 million in fiscal 2023, primarily due to decreased sales to some of our distributor customers based on lower levels of inventory kept on hand in the channel, and the lower carrier capital expenditure environment, leading to fewer carrier DAS projects involving approved RF components. Net sales for fiscal 2024 at the Custom Cabling segment increased by $0.8 million, or 3.1%, to $27.0 million compared to $26.2 million in fiscal 2023, primarily due to an increase in small cell deployment and Direct Air Cooling applications.

Gross profit for fiscal 2024 decreased by $0.6 million to $18.9 million and gross margins increased to 29.1% of sales from 27.1% of sales in fiscal 2023. The decrease in gross profit was primarily a result of the decrease in sales, while gross margins increased due to product mix and other cost-savings initiatives.

Engineering expenses decreased by $0.4 million to $2.8 million for fiscal 2024 compared to $3.2 million in fiscal 2023. The decrease was primarily the result of advances in product development and other cost-savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses decreased by $1.3 million to $18.9 million (29.2% of sales) compared to $20.2 million (28.0% of sales) in fiscal 2023 primarily due to a decrease in variable compensation related to commissions and bonuses, resulting from lower sales. We also realized cost savings from restructuring, coupled with reduced general office and IT expenses. We incurred one-time charges of $0.2 million relating to consulting spend, severance, and an inventory appraisal in fiscal 2024.

For fiscal 2024, we recorded a pretax income for the Custom Cabling segment of $1.1 million and a pretax loss for the RF Connector segment of $3.7 million, as compared to $1.5 million loss and $1.5 million loss, respectively, for fiscal 2023. The pretax income at the Custom Cabling segment was primarily due to the increase of Direct Air Cooling sales and margin along with cost saving initiatives realized throughout the year. The decrease in the pretax net income at the RF Connector segment was primarily due to the decrease in sales related to carrier DAS projects involving approved RF components.

The provision (benefit) for income taxes was $2.8 million or 73.5% and ($1.2 million) or (27.5%) of income before income taxes for fiscal 2024 and 2023, respectively. The fiscal 2024 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the tax benefit from research and development tax credits, the change in valuation allowance and state taxes.

For fiscal 2024, net loss was $6.6 million and fully diluted loss per share was $0.63 as compared to a net loss of $3.1 million and fully diluted loss per share of $0.30 for fiscal 2023. For fiscal 2024, the diluted weighted average shares outstanding was 10,481,835 as compared to 10,283,449 for fiscal 2023.

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

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-23 and filed as part of this Annual Report:

●	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of October 31, 2024 and 2023

●	Consolidated Statements of Operations for the years ended October 31, 2024 and 2023

●	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2024 and 2023

●	Consolidated Statements of Cash Flows for the years ended October 31, 2024 and 2023

●	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2024.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2024.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of January 21, 2025. Other than Robert Dawson, our current Chief Executive Officer, all of the Directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors (the “Board”) has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Mark K. Holdsworth, Chairman	59	2020
Sheryl Cefali	62	2019
Robert Dawson	51	2018
Gerald T. Garland	74	2017
Kay L. Tidwell	47	2022

Mark K. Holdsworth was appointed to the Board on December 31, 2020 and currently serves as the Chair of the Board. Mr. Holdsworth is the Managing Partner of The Holdsworth Group, LLC (“THG”), which he founded in 2019. THG is a capital partner, advisor, and curator of alternative investments for family offices and corporations worldwide. From 1999-2018, Mr. Holdsworth was a Co-Founder, Managing Partner and Operating Partner of Tennenbaum Capital Partners, LLC (“TCP”), a Los Angeles-based private multi-strategy investment firm that was acquired by BlackRock, Inc. in August 2018, and was a Managing Director of BlackRock until April 2019. Mr. Holdsworth is currently a director of Parsons Corporation (NYSE: PSN), where he previously held the position of Chair of the Corporate Governance and Responsibility Committee, and was a former member of the Executive Committee. Mr. Holdsworth earned a Bachelor of Arts degree from Pomona College, a Bachelor of Science degree (with Honors) from the California Institute of Technology and a Master of Business Administration degree from Harvard Business School.

Sheryl Cefali was appointed to the Board in 2019 and currently serves as the Chair of the Compensation Committee and a Committee member on the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Cefali is a Managing Director in the Duff & Phelps Opinions Practice of Kroll, LLC. Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. She is a member of the Fairness and Solvency Opinion Senior Review Committee at Duff & Phelps. Prior to joining Duff & Phelps in 1990, she was a Vice President with Houlihan Lokey. Ms. Cefali received her M.B.A. with a concentration in finance from the University of Southern California and her B.A. degree from the University of California at Santa Barbara.

Robert Dawson has been the Company’s Chief Executive Officer since July 17, 2017, and served as the Company’s President from July 2017 until February 2024. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. Prior to joining RF Industries on July 17, 2017, Mr. Dawson was President and CEO of Vision Technology Services, an information technology consulting and project management company that was acquired by BG Staffing. He spent 2007-2013 at TESSCO Technologies, a publicly traded distributor of wireless products and services. At TESSCO Mr. Dawson held multiple executive roles in sales, marketing, product management and strategy culminating with being Vice President of Sales, responsible for TESSCO’s sales organization and leading a team delivering more than $700 million in sales. He joined TESSCO through the 2007 acquisition of NetForce Solutions, a technology training and consulting firm that he co-founded in 2000 and led as the Chief Executive Officer through seven years of growth before being acquired by TESSCO. Mr. Dawson received his Bachelor's degree in Business Administration from Hillsdale College.

Gerald T. Garland has been a Board member since 2017 and currently serves as Chair of the Audit Committee and a Committee member on the Compensation Committee. He is currently the CEO and Co-Founder of Life, Leadership and Legacy, LLC. Mr. Garland is also currently Vice Chairman of the World Trade Center Institute and serves on the Executive Committee of the board. From 2003 until 2015, Mr. Garland served as Senior Vice President of Solutions Development and Product Management and SVP of the Commercial Division for TESSCO Technologies, a publicly traded value-added distributor and solutions provider for the wireless industry. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 companies. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, CISCO certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO Technologies from 1993 to 1999, during which he oversaw the company’s initial public offering as well as TESSCO’s significant sales expansion. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his M.B.A., with a concentration in Finance from Loyola University and his Bachelor of Science in Business Management and Accounting from Towson University. Mr. Garland was a board member for SOZO Children from 2011 through 2020 and a Senior Adviser from 2020 to present.

Kay L. Tidwell was appointed to the Board in 2022 and serves as the Chair of the Nominating and Corporate Governance Committee and a Committee member on the Compensation Committee. Ms. Tidwell is the Executive Vice President, General Counsel and Chief Risk Officer of Hudson Pacific Properties Inc. (“Hudson Pacific”). She joined Hudson Pacific in 2010 and is responsible for the Company’s corporate legal function, overseeing corporate governance matters, SEC and NYSE compliance, insurance and litigation, as well as managing outside counsel. Prior to Hudson Pacific, Ms. Tidwell was an attorney at Latham & Watkins LLP (“Latham and Watkins”), where she began her legal career in the Los Angeles office, advising on a wide variety of corporate and securities matters, including Hudson Pacific’s IPO. Ms. Tidwell also worked as the U.S. associate in the German offices of Latham and Watkins. She received a Bachelor of Arts degree in English, magna cum laude, from Yale College and earned a Juris Doctor degree from Yale Law School.

The Company believes that Messrs. Holdsworth, Dawson and Garland and Ms. Cefali and Tidwell have the following qualifications as members of the Board of Directors:

Mark K. Holdsworth: Mr. Holdsworth has significant experience in investment banking and investment management. In addition, Mr. Holdsworth has experience in serving on the Boards of Directors of major public companies and as the Chair of a Corporate Governance and Responsibility Committee.

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

Kay L. Tidwell: Ms. Tidwell has experience advising public companies as a former attorney at Latham and Watkins. In her current role as Executive Vice President, General Counsel and Risk Officer of Hudson Pacific, she also has relevant corporate governance compliance and risk management experience.

Management

Robert Dawson, 51, has been the Company’s Chief Executive Officer since July 17, 2017, and served as the Company’s President from July 2017 until February 2024. Effective July 21, 2018, Mr. Dawson was appointed to the Company’s Board to also serve as a director. See preceding section for information regarding Mr. Dawson.

Peter Yin, 42, Chief Financial Officer, was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary effective July 11, 2020, promoted to Chief Financial Officer on January 12, 2021 and additionally appointed Treasurer on December 10, 2021. Mr. Yin, a Certified Public Accountant and a Certified Fraud Examiner, joined the Company in September 2014 and served as the Company’s Senior Vice President, Finance & Operations since November 2019. Prior to joining the Company, Mr. Yin worked at Sony Corporation of America in Corporate Audit from 2010 to 2014, and at Grant Thornton in the Assurance practice from 2006 to 2010. Mr. Yin received a Bachelor’s degree in Accountancy from the University of San Diego.

Ray Bibisi, 60, joined the Company as Chief Revenue Officer in January 2020, was promoted to Chief Operating Officer effective in May 2022, and was appointed as President effective in February 2024. Prior to joining the Company, he spent over 30 years at Radio Frequency Systems, where he concurrently held the roles of Vice President of Sales and General Manager of North America, and was a member of the Global Governing Executive Committee, and concurrently also oversaw operations, finance, supply chain, and research and development.

Board of Director Meetings

During the fiscal year ended October 31, 2024, the Board held eight meetings. During the fiscal year ended October 31, 2024, each member of the Board attended at least 75% of the meetings of the Board and of the Board committees on which they served.

Board Age Limitation Policy

In December 2020, the Board adopted a policy that no individual shall be eligible to be nominated by the Board for election or re-election as a member of the Board if, at the time of the nomination, the individual has attained the age of 75 years.

Board Committees

During fiscal 2024, the Board maintained three committees: the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints, and to oversee the Company’s cybersecurity risk, policies and procedures. The Audit Committee currently consists of Mr. Garland (Chair), Ms. Cefali, and Mr. Holdsworth. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Garland is an “audit committee financial expert.” The Audit Committee met five times during fiscal 2024.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Garland, and Ms. Tidwell, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. As part of its other responsibilities, the Compensation Committee provides general oversight of our compensation structure and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending equity-based and incentive compensation plans; and recommending compensation policies and practices for service on our Board and its committees and for the Chair of our Board. The Compensation Committee works primarily with our Chief Executive Officer to gather internal data and solicit management’s recommendations regarding compensation. However, the Compensation Committee determines the compensation for each of our individual officers outside the presence of the affected officer. The Compensation Committee also advises and consults with other non-executive board members as it determines appropriate regarding compensation issues. The Compensation Committee held seven meetings during fiscal 2024.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and performing and overseeing the annual evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Ms. Tidwell (Chair), Mr. Holdsworth, and Ms. Cefali, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. During fiscal 2022 Mr. Fink served on the Committee until he resigned as a director as of September 6, 2022 and Ms. Tidwell joined as of September 8, 2022. The Nominating and Corporate Governance Committee held four meetings during fiscal 2024.

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

Insider Trading Arrangements and Policies

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. The Company believes these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, paid to or accrued to our named executive officers for services rendered to us for the years ended October 31, 2024 and 2023.

Summary Compensation Table

											Nonqualified
									Non-Equity		Deferred
					Stock		Option		Incentive Plan		Compensation	All Other
		Salary	Severance	Bonus	Awards		Awards		Compensation		Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)		($)		($)	($) (3)	($)
Robert D. Dawson
Chief Executive Officer and Director (1)	2024	400,000	-	-	220,580	(4)	205,264	(5)	15,000	(11)	-	69,231	910,075
	2023	443,333	-	-	177,863	(6)	204,240	(6)	-	(12)	-	69,231	894,667
Peter Yin
Chief Financial Officer	2024	285,000	-	-	62,858	(7)	73,309	(7)	15,000	(11)	-	21,317	457,484
	2023	283,333	-	-	63,525	(8)	72,942	(8)	-	(12)	-	35,803	455,603
Ray Bibisi
President and Chief Operating Officer (2)	2024	242,500	-	-	62,858	(9)	73,309	(9)	15,000	(11)	-	28,702	422,369
	2023	218,333	-	-	30,493	(10)	35,012	(10)	-	(12)	-	24,799	308,637

(1)	Effective November 1, 2023, Mr. Dawson’s annual salary was $445,000, of which $45,000 was issued through restricted shares on November 1, 2023 in order to conserve cash.

(2)

Effective February 1, 2024, Mr. Bibisi’s annual salary increased to $250,000.  For the fiscal year ended October 31, 2024, Mr. Bibisi was paid $242,500. On February 29, 2024, Mr. Bibisi was promoted to President adding to his role as Chief Operating Officer.

(3)	Represents accrued vacation.

(4)

On November 1, 2023, Mr. Dawson was granted 15,202 shares of restricted stock valued at $44,998 in lieu of cash. On January 11, 2024, Mr. Dawson was granted 58,333 shares of restricted stock valued at $175,582.

(5)

On January 11, 2024, Mr. Dawson was granted options to purchase 116,667 shares of common stock at an exercise price of $3.01 (the closing price of the Company’s common stock on the date of grant) valued at $205,264.

(6)

On January 11, 2023, Mr. Dawson was granted 31,818 shares of restricted stock valued at $173,749 and options to purchase 63,636 shares of common stock at an exercise price of $5.46 (the closing price of the Company’s common stock on the date of grant) valued at $204,240.

(7)

On January 11, 2024, Mr. Yin was granted 20,883 shares of restricted stock valued at $62,858 and options to purchase 41,667 shares of common stock at an exercise price of $3.01 (the closing price of the Company’s common stock on the date of grant) valued at $73,309.

(8)

On January 11, 2023, Mr. Yin was granted 11,364 shares of restricted stock valued at $62,055 and options to purchase 22,727 shares of common stock at an exercise price of $5.46 (the closing price of the Company’s common stock on the date of grant) valued at $72,942.

(9)

On January 11, 2024, Mr. Bibisi was granted 20,883 shares of restricted stock valued at $62,858 and options to purchase 41,667 shares of common stock at an exercise price of $3.01 (the closing price of the Company’s common stock on the date of grant) valued at $73,309.

(10)

 On January 11, 2023, Mr. Bibisi was granted 5,455 shares of restricted stock valued at $29,788 and options to purchase 10,909 shares of common stock at an exercise price of $5.46 (the closing price of the Company’s common stock on the date of grant) valued at $35,012.

(11)

 On April 16, 2024, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for Mr. Dawson was 75% and Mr. Yin and Mr. Bibisi was 50% of their respective annual base salaries.  The Board determined that each of these officers achieved a portion of their respective subjective personal performance and contribution goals, and therefore earned a bonus based on the achievement of these goals for the fiscal year ended October 31, 2024.

(12)

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

2024 Option Grants

On January 11, 2024, we granted incentive stock options to Mr. Dawson for the purchase of 116,667 shares, Mr. Yin for the purchase of 41,667 shares, and Mr. Bibisi for the purchase of 41,667 shares. The incentive stock options vest over four years as follows: (i) one-quarter of the options shall vest on January 11, 2025 and (ii) the remaining options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire 10 years from the date of grant. No other options were granted to the named executive officers during the year ended October 31, 2024.

On April 16, 2024, we granted a total of 25,000 incentive stock options to three managers. The shares of incentive stock options vest over four years as follows: (i) one-quarter of the options shall vest on April 16, 2025 and (ii) the remaining and options shall vest in 12 equal quarterly installments over the next three years.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2024 by each of our named executive officers were issued under our 2020 Equity Incentive Plan, as amended (the “2020 Equity Incentive Plan”) and 2010 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our named executive officers as of October 31, 2024:

Outstanding Equity Awards As Of October 31, 2024

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Robert D. Dawson	25,000.00		-		1.90	7/17/2027
	42,000.00		-		6.40	1/9/2030
	39,375.00		2,625.00	(1)	4.98	1/12/2031
	50,000.00		-		8.69	7/16/2031
	32,084.00		14,583.00	(2)	7.11	1/10/2032
	27,841.00		35,795.00	(3)	5.46	1/11/2033
	-		116,667.00	(4)	3.01	1/11/2034

Peter Yin	32,000.00		24,000.00	(5)	2.40	1/6/2030
	3,752.00		-		6.40	1/9/2030
	9,375.00		625.00	(1)	4.98	1/12/2031
	29,792.00		13,542.00	(2)	7.11	1/10/2032
	9,943.00		12,784.00	(3)	5.46	1/11/2033
	-		41,667.00	(4)	3.01	1/11/2034

Ray Bibisi	50,000.00		-		6.74	1/6/1930
	10,000.00		-		6.40	1/9/1930
	7,031.00		469.00	(1)	4.98	1/12/2031
	5,500.00		2,500.00	(2)	7.11	1/10/2032
	4,773.00		6,136.00	(3)	5.46	1/11/2033
	-		41,667.00	(4)	3.01	1/11/2034

(1)

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

(4)

Vests over four years as follows: (i) one-quarter shall vest on January 11, 2025; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 11, 2025.

(5)	Vests as to 8,000 shares annually following grant on December 13, 2017.

During the fiscal year ended October 31, 2024, we did not adjust or amend the exercise price of stock options awarded to the named executive officers.

Employment Agreements; Incentive Plan; Change of Control Arrangements

Employment Agreements

Robert Dawson.  On July 16, 2021, the Company entered into an employment agreement (the “CEO Employment Agreement”) with Robert D. Dawson, pursuant to which he continues to serve as the Company’s Chief Executive Officer.  The CEO Employment Agreement became effective on July 17, 2021 and replaced Mr. Dawson’s prior employment agreement that expired on July 17, 2021.  The initial term of the CEO Employment Agreement ended on January 31, 2023, after which the CEO Employment Agreement automatically renews for an additional one (1) year period, unless either Mr. Dawson or the Company provides the other party with written notice of non-renewal at least ninety (90) days prior to the date of automatic renewal.

Under the CEO Employment Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $425,000. Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary. Under the CEO Employment Agreement, if Mr. Dawson’s employment is terminated by the Company for any reason other than for “cause”, the Company is obligated to Mr. Dawson for (x) an amount equal to one year’s base salary as in effect at such time, and (y) the estimated pro rata portion of his target bonus that was earned through the date of termination, and the vesting period of all of Mr. Dawson’s unvested stock options and all unvested time-based restricted stock grants will automatically be fully accelerated as of the termination date. The foregoing provisions will not apply if Mr. Dawson voluntarily terminates his employment with the Company or is terminated for cause. Mr. Dawson’s annual base salary for fiscal year 2024 was $445,000, of which $45,000 was issued through restricted shares on November 1, 2023.

Also, effective July 17, 2021, Mr. Dawson received a fully vested, 10-year immediately exercisable stock option to purchase 50,000 shares of the Company’s common stock. The exercise price of this option is $8.69, which was the closing price on the date of the CEO Employment Agreement. The CEO Employment Agreement also provided that the vesting schedule of the remaining unvested portion of an option that was granted to him in 2017 was revised. On July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock (the “2017 Option”). The award has an exercise price of $1.90 and vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. As of July 17, 2021, 50,000 shares remained unvested under the 2017 Option. Under the revised vesting schedule, provided Mr. Dawson is still employed by the Company, 25,000 shares of those unvested options under the 2017 Option vested on July 17, 2022, and the remaining 25,000 shares will vest on July 17, 2023.

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

Peter Yin. Mr. Yin was promoted to Chief Financial Officer on January 12, 2021. Mr. Yin is currently employed on an at-will basis without written employment agreement. Mr. Yin’s annual base salary for the fiscal year 2024 was $285,000.

Ray Bibisi. Mr. Bibisi was appointed to Chief Operating Officer in May 2022 and was promoted to President in February 2024, and is currently employed on an at-will basis without written employment agreement. Mr. Bibisi’s annual base salary for fiscal year 2024 was $250,000.

Adoption of Fiscal Year 2024 Management Incentive Equity and Cash Compensation Plan

On April 16, 2024, the Board adopted an annual incentive compensation plan for officers (including the Company’s named executive officers) and certain senior managers of the Company and its subsidiaries for the fiscal year ended October 31, 2024 (the “2024 Compensation Plan”). Under the 2024 Compensation Plan, each participant (i) received an equity award as a long-term incentive, and (ii) is eligible to receive a cash payment after the end of the fiscal year as a short-term incentive.

Equity Awards. In order to provide long-term incentives to the Company’s officers and managers, on January 11, 2024, the Board granted participating officers and managers shares of restricted stock and options to purchase the Company’s common stock pursuant to the Company’s 2020 Equity Incentive Plan. Provided the participating officer or manager is still employed with the Corporation or its subsidiaries on the following dates, the shares of restricted stock and the options shall vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 11, 2025; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years, commencing with the first quarter following January 11, 2025. The options have a 10-year term and an exercise price of $3.01 per share (which was the closing price of the Company’s common stock on the date of grant).

Mr. Dawson, the Company’s Chief Executive Officer, was granted 58,333 shares of restricted stock and options to purchase 116,667 shares of common stock at an exercise price of $3.01 per share (the closing price of the Company’s common stock on the date of grant); Mr. Yin, the Company’s Chief Financial Officer, was granted 20,833 shares of restricted stock and options to purchase 41,667 shares of common stock at an exercise price of $3.01 per share; and Mr. Bibisi, the Company’s President and Chief Operating Officer, was granted 20,833 shares of restricted stock and options to purchase 41,667 shares of common stock at an exercise price of $3.01 per share.

Cash Incentives. Under the 2024 Compensation Plan, cash incentive bonuses, if any, will be paid to certain officers and senior managers based upon (i) the Company’s achievement of specified financial goals and (ii) the Board’s discretionary review of each participant’s performance during fiscal 2024. The subjective performance of each officer will be evaluated and determined by the Compensation Committee, in its sole discretion, after consultation with the Company’s Chief Executive Officer, other than with respect to the performance of the Chief Executive Officer.

The minimum, target and maximum cash bonus payable to the Chief Executive Officer is, respectively, 0%, 75% and 112.5% of his annual base salary, depending on achievement of the specified goals. For the other participants, the minimum bonus is 0%, the target bonuses range from 15% to 50% of base pay, and the maximum cash bonus payable ranges from to 22.5% to 75% of the recipient’s fiscal 2024 annual base salary.

For the Chief Executive Officer and other employees, bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2024 revenues (weighted 30%), (ii) fiscal 2024 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 50%), (iii) adjusted EBITDA, less interest expense on a per share basis (weighted 10%), and (iv) a subjective evaluation of each individual’s performance (weighted 10%).

For the Chief Financial Officer, President and Chief Operating Officer, bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2024 revenues (weighted 20%), (ii) fiscal 2024 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 50%), (iii) adjusted EBITDA, less interest expense on a per share basis (weighted 10%), and (iv) a subjective evaluation of each individual’s performance (weighted 20%).

The calculation of adjusted EBITDA will exclude the impact of one-time charges related to any business acquisitions or dispositions effected during the year, severance payments, moving costs, the impact of the Federal Paycheck Protection Program loans the Company has received, earn-out payments or reversals, other non-recurring items, executive bonus payments and equity compensation expenses accrued to management. The Board and the Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the bonus plan targets to reflect significant changes in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2024 bonuses will be paid within 75 days after the end to the fiscal year to participating officers and managers who are employed with the Company or its subsidiaries on the date of payment.

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

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. On September 6, 2023, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2024 annual meeting of stockholders will be $90,000 ($40,000 in cash and $50,000 in restricted stock). On October 30, 2023, in an effort to conserve cash of the Company, the Board approved the reallocation of $20,000 in cash compensation to instead be reallocated to restricted stock thereby providing for $20,000 in annual cash compensation and $70,000 in restricted stock ("Director Compensation Reallocation”). In addition, effective September 6, 2023, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$15,000*
Audit Committee	$8,000	$5,000
Compensation Committee	$6,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000

*The Chairperson of the Board agreed to reduce his chair fee from $25,000 to $15,000 in fiscal year 2024 to help the Company conserve cash.  On September 5, 2024, the Board agreed to reinstate the Chairperson’s chair fee back to $25,000.

Based on the reallocation of cash compensation to equity compensation, the Company made two restricted stock grants to the directors as part of their Board equity fees. On September 6, 2023, Mr. Holdsworth, Ms. Cefali, Mr. Cohenour (who resigned from the Board and all committees of the Board effective October 31, 2023), Mr. Garland, and Ms. Tidwell were each granted 13,333 shares of restricted stock (“Initial Director Grant”), which was determined by dividing the $50,000 fee by the closing price of the Company’s common stock on the date of grant ($3.75). The restricted stock fees for the Initial Director Grant vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders. On November 1, 2023, Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 6,756 shares of restricted stock (“Second Director Grant”), which was determined by dividing the amount of the reallocated $20,000 fee by the closing price of the Company’s common stock on the date of grant ($2.96). The restricted stock fees for the Second Director Grant vest in four equal installments beginning on January 31, 2024 and quarterly thereafter until fully vested.

DIRECTOR COMPENSATION FOR 2024

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards (1)	Awards	Compensation	Total

Sheryl Cefali	$40,000	$70,000	$-	$-	$110,000
Gerald T. Garland	$38,000	$70,000	$-	$-	$108,000
Mark K. Holdsworth	$44,000	$70,000	$-	$-	$114,000
Kay L. Tidwell	$33,000	$70,000	$-	$-	$103,000

(1)

On September 6, 2023, Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 13,333 shares of restricted stock (“Initial Director Grant”), which was determined by dividing the $50,000 fee by the closing price of the Company’s common stock on the date of grant ($3.75). The restricted stock fees for the Initial Director Grant vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders. On November 1, 2023, Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 6,756 shares of restricted stock (“Second Director Grant”), which was determined by dividing the amount of the reallocated $20,000 fee by the closing price of the Company’s common stock on the date of grant ($2.96). The restricted stock fees for the Second Director Grant vest in four equal installments beginning on January 31, 2024 and quarterly thereafter until fully vested.

On September 5, 2024, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2025 annual meeting of stockholders will be $90,000 ($40,000 in cash and $50,000 in restricted stock). In addition, effective September 5, 2024, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$25,000*
Audit Committee	$8,000	$5,000
Compensation Committee	$6,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000

*The Board reinstated the chair fee for the Chairperson of the Board from $15,000 back to $25,000.

The restricted stock fees vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders.  The number of restricted shares granted to each director was 13,476 determined by dividing the amount of the fee by the closing price of the Company’s common stock from the date of grant ($3.71).  Accordingly, on September 5, 2024, Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 13,476 shares of restricted stock.  The cash fees vest in four equal quarterly installments paid in arrears commencing November 1, 2024.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 21, 2025 for: (i) each director; (ii) the Company’s named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock. As of January 21, 2025, there were 10,544,431 shares of Common Stock issued and outstanding. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by the person or entity, subject to community property laws, where applicable. Unless otherwise indicated, the address for each listed beneficial owner is c/o RF Industries, Ltd., 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned

Mark K. Holdsworth	862,259	(2)	8.2%

Robert D. Dawson	520,419	(3)	4.8%

Peter Yin	232,726	(4)	2.2%

Gerald T. Garland	134,044		1.3%

Ray Bibisi	127,339	(5)	1.2%

Sheryl Cefali	72,753		*

Kay L. Tidwell	41,050		*

All Directors and Officers as a Group (7 Persons)	1,990,590	(6)	18.1%

Greater than 5% stockholders

Punch & Associates Investment Management, Inc.
7701 France Ave. So., Suite 300
Edina, MN 55435	994,266	(7)	9.4%

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	751,000	(8)	7.1%

Affiliates of THG Securities Fund, L.P. 140 S. Lake Ave., Suite 304 Pasadena, CA 91101	821,389	(2)	7.8%

* Less than 1%

(1)

Shares of common stock that could be acquired by a beneficial owner upon exercise of an option within 60 days from January 21, 2025 are considered outstanding for the purpose of computing the percentage of shares beneficially owned by such owner, but are not considered to be outstanding for any other purpose.

(2)

Mr. Holdsworth is the founder of The Holdsworth Group, LLC, which is a managing member of THG Securities Advisors, LLC (the “Manager”), the general partner and the investment manager of THG Securities Fund, L.P. (the “Fund”). Mr. Levenick is a member of the Manager, the general partner and the investment manager of the Fund. In such capacity, each of Messrs. Holdsworth and Levenick exercise voting and investment power over all of the shares held by the Fund and may be deemed to be a beneficial owner of all of these shares. The amount of beneficial shares owned in the table reflect the following:

(# of Shares)	Mark K. Holdsworth	Zachary Levenick	THG Securities Fund, L.P.
Sole voting power	78,662	12,550	-
Shared voting power	629,352	629,352	629,352
Sole investment power	78,662	12,550	-
Shared investment power	629,352	629,352	629,352
Information based solely on SEC Filing (Filing Date)	SC 13D/A (04/24/2023)	SC 13D/A (04/24/2023)	SC 13D/A (04/24/2023)

(3)	Includes 254,985 shares that Mr. Dawson has the right to acquire upon exercise of options.

(4)	Includes 127,782 shares that Mr. Yin has the right to acquire upon exercise of options.

(5)	Includes 89,371 shares that Mr. Bibisi has the right to acquire upon exercise of options.

(6)	Includes 472,138 shares that the directors and officers have the right to acquire upon exercise of options.

(7)	Based on a Schedule 13G/A filed with the SEC by Punch & Associates Investment Management, Inc. on February 14, 2024.

(8)	Based on the list of record holders maintained by the Company’s transfer agent and representation from Hytek International Ltd’s representatives.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2024 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	874,816	5.10	1,299,269
Equity compensation plans not approved by security holders	-	-	-
Total	874,816	5.10	1,299,269

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2024 and 2023:

Fee Category	2024	2023
Audit Fees	$325,405	$390,918
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$325,405	$390,918

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” We did not incur such audit-related fees from CohnReznick LLP during fiscal 2024 and 2023.

Tax Fees. Includes fees associated with tax compliance at international locations, domestic and international tax advice and planning and assistance with tax audits and appeals.

All Other Fees. Includes the aggregate fees recognized for professional services provide by CohnReznick LLP, other than those services described above, including services related to other permissible advisory services.

Pre-Approval Policies and Procedures

The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by CohnReznick LLP during fiscal 2024 and fiscal 2023 and the fees paid for such services.

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

10.2#	Form of 2010 Stock Incentive Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is incorporated herein by reference)

10.3#

Form of Stock Option Agreement for the Company’s 2010 Stock Incentive Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 20, 2010, which exhibit is incorporated herein by reference)

10.4

Stock Purchase Agreement, dated January 20, 2014, between RF Industries, Ltd. and Robert A. Portera (previously filed as an exhibit to the Company’s Form 8-K, dated January 21, 2015, which exhibit is incorporated herein by reference)

10.5

Stock Purchase Agreement, dated June 5, 2015, between RF Industries, Ltd., Rel-Tech Electronics, Inc., and the Shareholders. (previously filed as an exhibit to the Company’s Form 8-K, dated June 5, 2015, which exhibit is incorporated herein by reference)

10.6

Multi-Tenant Industrial Gross Lease, effective December 1, 2007, between Rel-Tech Electronics, Inc. and D’Amato Investments, LLC regarding the Company’s lease in Milford, CT, as amended to date (previously filed as an exhibit to the Company’s Form 8-K, dated May 1, 2014, which exhibit is incorporated herein by reference)

10.7

Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 9, 2017 (previously filed as an exhibit to the Company’s Form 8-K, dated June 9, 2017, which exhibit is incorporated herein by reference)

10.8

Lease Agreement by and between D’Amato Investments, LLC and Rel-Tech Electronics, Inc., dated July 25, 2017 (previously filed as an exhibit to the Company’s Form 8-K, dated July 28, 2017, which exhibit is incorporated herein by reference)

10.9#	Form of Indemnification Agreement (previously filed as an exhibit to the Company’s Form 8-K, dated September 12, 2017, which is incorporated herein by reference)

10.10

Amendment To Lease, by and between K & K Unlimited and Cables Unlimited, Inc., dated June 6, 2018 (previously filed as an exhibit to the Company’s Form 8-K, dated June 6, 2018, which exhibit is incorporated herein by reference)

10.11

Stock Purchase Agreement between RF Industries, Ltd. and RAP Acquisition Inc., dated October 31, 2018 (previously filed as an exhibit to the Company’s Form 8-K, dated October 31, 2018, which exhibit is incorporated herein by reference)

10.12#

Option Agreement Amendment - 2010 Stock Incentive Plan (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2018, which exhibit is incorporated herein by reference)

10.13

Stock Purchase Agreement between RF Industries, Ltd., DRC Technologies, Inc. and Stockholders of DRC Technologies, Inc., dated November 4, 2019 (previously filed as an exhibit to the Company’s Form 8-K, dated November 5, 2019, which exhibit is incorporated herein by reference)

10.14#	2020 Equity Incentive Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 14, 2020, which exhibit is incorporated herein by reference)

10.15

Amendment To Lease, by and between K&K Unlimited and Cables Unlimited, Inc., dated June 30, 2021 (previously filed as an exhibit to the Company’s Form 8-K, filed on July 2, 2021, which exhibit is incorporated herein by reference)

10.16#

Employment Agreement, dated July 16, 2021, by and between RF Industries, Ltd. and Robert D. Dawson (previously filed as an exhibit to the Company’s Form 8-K, dated July 20, 2021, which exhibit is incorporated herein by reference)

10.17

Membership Interest Purchase Agreement dated as of December 16, 2021 by and among RF Industries, Ltd., Wireless Telecom Group, Inc., and Microlab/FXR LLC (previously filed as an exhibit to the Company’s Form 8-K, filed December 17, 2021, which exhibit is incorporated herein by reference.)

10.18

AIRCRE Standard Industrial/Commercial Single-Tenant Lease – Net by and between RF Industries, Ltd. and Sorrento West Properties, Inc., dated February 1, 2022, together with addenda thereto (previously filed as an exhibit to the Company’s Form 8-K, dated February 7, 2022, which exhibit is incorporated herein by reference)

10.19

Loan Agreement dated as of February 25, 2022, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated March 2, 2022, which exhibit is incorporated herein by reference)

10.20

Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B100, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

10.21

Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B200, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

10.22

First Amendment to Lease, dated October 31, 2022 by and between RF Industries, Ltd. and Sorrento West Properties, Inc. (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2022, which exhibit is incorporated herein by reference)

10.23

Third Amendment to Lease, dated July 11, 2023, by and between Sorrento West Properties, Inc. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated July 13, 2023, which exhibit is incorporated herein by reference)

10.24*	Managed Client Agreement, dated June 27, 2023, between RF Industries, Ltd. and RGN-MCA San Diego II, LLC (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2023, which exhibit is incorporated herein by reference)

10.25

Amendment No. 1 and Waiver to Loan Agreement, dated September 12, 2023, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended July 31, 2023, which exhibit is incorporated herein by reference)

10.26

Amendment No. 2 To Loan Agreement, dated January 26, 2024, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2024, which exhibit is incorporated herein by reference)

10.27

Amendment No. 3 to Loan Agreement, dated February 29, 2024, between Bank of America, N.A. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated March 1, 2024, which exhibit is incorporated herein by reference)

10.28

Loan and Security Agreement, dated March 15, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC (previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended January 31, 2024, which exhibit is incorporated herein by reference)

10.29

First Amendment to Loan and Security Agreement, dated June 14, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC (previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended July 31, 2024, which exhibit is incorporated herein by reference)

10.30#

Amendment No. 1 to RF Industries, Ltd. 2020 Equity Incentive Plan (Amended) (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on October 24, 2024, which exhibit is incorporated herein by reference)

19	Insider Trading Policy

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97	RF Industries, Ltd. Policy for Recovery of Erroneously Awarded Incentive Compensation (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2023, which exhibit is incorporated herein by reference)

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

_________________________________________

#	Indicates a management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

RF INDUSTRIES, LTD. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	F-2

Consolidated Balance Sheets October 31, 2024 and 2023	F-4 – F-5

Consolidated Statements of Operations Years Ended October 31, 2024 and 2023	F-6

Consolidated Statements of Stockholders’ Equity Years Ended October 31, 2024 and 2023	F-7

Consolidated Statements of Cash Flows Years Ended October 31, 2024 and 2023	F-8

Notes to Consolidated Financial Statements	F-9 – F-23

*       *       *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RF Industries, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2024, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill impairment for the Microlab reporting unit (Note 1 to the Consolidated Financial Statements)

As disclosed in the consolidated financial statements, the Company has goodwill of $8.1 million as of October 31, 2024, and approximately 69.5% of goodwill resides in the Microlab reporting unit. At October 31, 2024, the Company performed a quantitative goodwill impairment assessment on its Microlab reporting unit by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimated the fair value of this reporting unit using a combination of a discounted cash flows analysis and market-based valuation methodologies.

Significant judgment is exercised by the Company in estimating the fair value of the Microlab reporting unit for purposes of the October 31,2024 goodwill impairment test, specifically:

●	The fair value estimate of each reporting unit is sensitive to assumptions such as the discount rate, revenue and expense growth rates, and the forecasted cash flow terminal growth rate.
●	These assumptions are affected by such factors as expected future market or economic conditions.

Given these factors, auditing management’s quantitative impairment tests for goodwill was challenging, subjective, and complex and required a high degree of auditor judgment.

How Our Audit Addressed the Critical Audit Matter

Our audit procedures related to the fair value of goodwill included the following procedures:

●	We gained an understanding of and evaluated the design and implementation of the Company’s internal controls that address the risk of material misstatement related to goodwill impairment;
●

We gained an understanding of the process to estimate future cashflows, including methods, data, and significant assumptions used, in developing the discounted cashflow analysis as well as tested the reasonableness of the underlying data used by the Company in its forecasts;

●	We evaluated management’s significant accounting policies related to impairment of goodwill;
●	We evaluated management’s forecasted revenues and cash flows by comparing the forecasts to the underlying business strategies and growth plans; and
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

Tysons, Virginia

January 21, 2025

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2024 AND 2023

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$839	$4,897
Trade accounts receivable, net of allowance for credit losses of $159 and $244, respectively	12,119	10,277
Inventories	14,725	18,730
Other current assets	1,430	2,136
TOTAL CURRENT ASSETS	29,113	36,040

Property and equipment:
Equipment and tooling	4,825	4,796
Furniture and office equipment	6,300	5,631
	11,125	10,427
Less accumulated depreciation	6,312	5,503
Total property and equipment, net	4,813	4,924

Operating lease right-of-use assets, net	15,265	15,689
Goodwill	8,085	8,085
Amortizable intangible assets, net	11,908	13,595
Non-amortizable intangible assets	1,174	1,174
Deferred tax assets	-	2,494
Other assets	688	277
TOTAL ASSETS	$71,046	$82,278

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2024 AND 2023

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2024	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,798	$3,201
Accrued expenses	4,247	4,572
Line of credit	8,197	1,000
Current portion of Term Loan	-	2,424
Current portion of operating lease liabilities	1,848	1,314
TOTAL CURRENT LIABILITIES	18,090	12,511

Operating lease liabilities	18,680	19,284
Term Loan, net of debt issuance cost	-	10,721
Deferred tax liabilities	210	-
TOTAL LIABILITIES	36,980	42,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,544,431 and 10,343,223 shares issued and outstanding at October 31, 2024 and 2023, respectively	106	104
Additional paid-in capital	26,988	26,087
Retained earnings	6,972	13,571
TOTAL STOCKHOLDERS' EQUITY	34,066	39,762
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,046	$82,278

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2024 AND 2023

(In thousands, except share and per share amounts)

	Twelve Months Ended October 31,
	2024	2023

Net sales	$64,857	$72,168
Cost of sales	45,986	52,631

Gross profit	18,871	19,537

Operating expenses:
Engineering	2,782	3,151
Selling and general	18,912	20,183
Total operating expenses	21,694	23,334

Operating loss	(2,823)	(3,797)

Other expense	(980)	(453)

Loss before provision (benefit) for income taxes	(3,803)	(4,250)
Provision (Benefit) for income taxes	2,796	(1,172)

Consolidated net loss	$(6,599)	$(3,078)

Loss per share:
Basic	$(0.63)	$(0.30)
Diluted	$(0.63)	$(0.30)

Weighted average shares outstanding:
Basic	10,481,835	10,283,449
Diluted	10,481,835	10,283,449

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2024 AND 2023

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2022	10,193,287	$102	$25,118	$16,649	$41,869

Exercise of stock options	45,000	-	85	-	85

Stock-based compensation expense	-	-	898	-	898

Issuance of restricted stock	107,424	2	(2)	-	-

Tax withholding related to vesting of restricted stock	(2,488)	-	(12)	-	(12)

Consolidated net loss	-	-	-	(3,078)	(3,078)

Balance, October 31, 2023	10,343,223	104	26,087	13,571	39,762

Stock-based compensation expense	-	-	924	-	924

Issuance of restricted stock	206,229	2	(2)	-	-

Tax withholding related to vesting of restricted stock	(5,021)	-	(21)	-	(21)

Consolidated net loss	-	-	-	(6,599)	(6,599)

Balance, October 31, 2024	10,544,431	$106	$26,988	$6,972	$34,066

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2024 AND 2023

(In thousands)

	Twelve Months Ended October 31,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(6,599)	$(3,078)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense	5	102
Depreciation and amortization	2,536	2,433
Stock-based compensation expense	924	898
Amortization of debt issuance cost	113	9
Tax payments related to shares cancelled for vested restricted stock awards	(21)	(12)
Deferred income taxes	2,703	(677)
Extinguishment of debt issuance cost	14	-
Changes in operating assets and liabilities:
Trade accounts receivable	(1,847)	4,433
Inventories	4,005	2,323
Other current assets	706	3,713
Right-of-use assets	355	1,477
Other long-term assets	(1)	18
Accounts payable	597	(2,451)
Accrued expenses	(325)	(4,244)
Income taxes payable	-	(759)
Net cash provided by operating activities	3,165	4,185

INVESTING ACTIVITIES:
Capital expenditures	(738)	(2,483)
Net cash used in investing activities	(738)	(2,483)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	87
Debt issuance cost	(520)	-
Line of credit payments	(44,256)	(1,000)
Line of credit draws	51,453	2,000
Term Loan payments	(13,162)	(2,424)
Net cash used in financiing activities	(6,485)	(1,337)

Net decrease in cash and cash equivalents	(4,058)	365

Cash and cash equivalents, beginning of period	4,897	4,532

Cash and cash equivalents, end of period	$839	$4,897

Supplemental cash flow information – income taxes paid	$64	$642

Supplemental cash flow information – interest paid	$883	$529

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its six wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), primarily engages in the design, manufacture, and marketing of interconnect products and systems, including coaxial and specialty cables, fiber optic cables and connectors, and electrical and electronic specialty cables. For internal operating and reporting purposes, and for marketing purposes, as of the end of the fiscal year ended October 31, 2024, we classified our operations into the following six divisions/subsidiaries: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors; (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; (iv) C Enterprises, Inc., the subsidiary that designs and manufactures quality connectivity solutions to telecommunications and data communications distributors; (v) Schroff Technologies International, Ltd., the subsidiary that manufactures and markets intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation, and (vi) Microlab, the subsidiary that designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. The Cables Unlimited and C Enterprises divisions are Corning Cables Systems CAH ConnectionsSM Gold Program members that are authorized to manufacture fiber optic cable assemblies that are backed by Corning Cables Systems’ extended warranty.

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

Under the quantitative assessment, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We test our goodwill, trademarks and other indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

As of October 31, 2024 and 2023, we performed a quantitative impairment test analysis for the Microlab reporting unit.

No goodwill impairment was recorded in the years ended October 31, 2024 and 2023.

Goodwill by reporting unit and reportable segment as of October 31, 2024 and 2023, is as follows:
Reporting Unit	Reportable Segment	Amount
Cables Unlimited	Custom Cabling	$382,685
Rel-Tech	Custom Cabling	832,556
Schrofftech	Custom Cabling	1,127,189
RF Connector and Cable Assembly	RF Connector	125,000
Microlab	RF Connector	5,617,139
		$8,084,569

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

We amortize our intangible assets with definite useful lives over their estimated useful lives and review these assets for impairment whenever there are impairment indicators.

We test our goodwill, trademarks and other indefinite-lived assets for impairment at least annually or more frequently if events or changes in circumstances indicate these assets may be impaired. These events or circumstances require significant judgment and could include a significant change in the business climate, legal factors, operating performance indicators, competition and sale or disposition of all or a portion of a division. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

As of October 31, 2024 and as of April 30, 2024, we performed an impairment test analysis for the Microlab goodwill reporting unit, as of October 31, 2023, we performed an impairment test analysis for the Microlab reporting unit and as of July 31, 2023, we performed an impairment test analysis for the Schrofftech reporting unit. As noted above, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

Impairment may result from a number of factors, including performance deterioration, negative cash flows from operations and/or changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Microlab’s operating results were below forecast for the fiscal year ended October 31, 2024 and the three and six-months ended April 30, 2024 triggered an impairment analysis. Microlab’s operating results were below forecast for the fiscal year ended October 31, 2023 and, Schrofftech’s operating results were below forecast for the three and nine-month ended July 31, 2023 triggered impairment analyses.

As of October 31, 2024, Microlab has a carrying value of $19.8 million, which includes $5.6 million in goodwill and $10.3 million in net amortizable intangible assets. The analyses performed included a blend of the income approach (discounted cash flow method) and market approach (guideline public company method) to reach an estimate of Microlab reporting unit fair value of $21.6 which is in excess of the reporting unit's carrying amount.

The analyses performed in blending the income approach and the market approach incorporates several significant judgments and assumptions about projected revenue and expenses growth, future operating margins, discount rates and the selection of guideline public companies. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. Changes in certain events or circumstances could result in changes to our estimated fair values, and may result in future write-downs to the carrying values of these assets. Impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

No impairment was recorded for the years ended October 31, 2024 or 2023.

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

As of October 31, 2024 and 2023, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2024 and 2023 (in thousands):

	2024	2023
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(378)
	-	45

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,848)	(3,461)
	2,210	2,597

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(208)	(176)
	160	192

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(302)	(189)
	1,398	1,511

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(2,960)	(1,850)
	8,140	9,250

Totals	$11,908	$13,595

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense was $1,688,000 and $1,701,000 for the years ended October 31, 2024 and 2023, respectively. The weighted-average amortization period for the amortizable intangible assets is 7.62 years.

There was no impairment to trademarks for the years ended October 31, 2024 and 2023.

Estimated amortization expense related to finite-lived intangible assets is as follows (in thousands):

Year ending
October 31,	Amount
2025	$1,643
2026	1,643
2027	1,643
2028	1,643
2029	1,639
Thereafter	3,697
Total	$11,908

Advertising

We expense the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $361,000 and $76,000 in 2024 and 2023, respectively.

Research and development

Research and development costs are expensed as incurred. Our research and development expenses relate to engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2024 and 2023, we recognized $2,782,000 and $3,151,000 in engineering expenses, respectively.

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

We have adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that we recognize the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. We recognize interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in our consolidated balance sheets. See Note 7 to the consolidated financial statements included in this report for more information on the Company’s accounting for uncertain tax positions.

Stock options

For stock option grants to employees, we recognize compensation expense based on the estimated fair value of the options at the date of grant. Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period. We issue previously unissued common shares upon the exercise of stock options.

For the fiscal years ended October 31, 2024 and 2023, charges related to stock-based compensation amounted to approximately $924,000 and $898,000, respectively, and is classified in selling and general expense.

Earnings per share

Basic earnings per share is calculated by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable upon the exercise of stock options in any period for the years ended October 31, 2024 and 2023, that were not included in the computation because they were anti-dilutive, totaled 874,816 and 811,135, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2024	2023
Numerators:
Consolidated net loss (A)	$(6,599,000)	$(3,078,000)

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	10,481,835	10,283,449
Add effects of potentially dilutive securities - assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted earnings per share (C)	10,481,835	10,283,449

Basic loss per share (A)/(B)	$(0.63)	$(0.30)

Diluted loss per share (A)/(C)	$(0.63)	$(0.30)

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

Recently issued accounting pronouncements not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our fiscal year ending October 31, 2025, and for interim periods within our fiscal year ending October 31, 2026, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for our fiscal year ending October 31, 2026, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At October 31, 2024, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $668,000.

Sales from each customer that were 10% or greater of net sales were as follows:

	October 31,
	2024	2023
Wireless provider	*	10%
Distributor A	*	10%

* Less than 10%

For the year ended October 31, 2024, a wireless carrier customer and a distributor customer both accounted for less than 10% of total sales, and approximately 15% and 10% of the total net accounts receivable balance, respectively. For the year ended October 31, 2023, a different wireless carrier customer accounted for approximately 10% of total sales and had no accounts receivable. The same distributor customer accounted for less than 10% of sales and approximately 10% of total net accounts receivable, while another distributor customer accounted for approximately 10% of total sales and for 11% of the total net accounts receivable balance. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2024	2023

Raw materials and supplies	$10,886	$12,957
Work in process	530	439
Finished goods	3,309	5,334

Totals	$14,725	$18,730

No vendors accounted for 10% of inventory purchases during the fiscal year ended October 31, 2024, and one vendor accounted for 15% of inventory purchases for the fiscal year ended October 31, 2023. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	2024	2023

Prepaid taxes	$262	$642
Prepaid expense	699	953
Deposits	329	374
Other	140	167

Totals	$1,430	$2,136

Note 5 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2024	2023

Wages payable	$2,357	$2,461
Accrued receipts	762	1,131
Other accrued expenses	1,128	980

Totals	$4,247	$4,572

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of October 31, 2024, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

On August 1, 2023, C Enterprises moved and transitioned its physical operations into the RF Connector office in San Diego, CA.  Given the synergies in consolidating both the operating divisions into one building for purposes of management and resource allocation, C Enterprises has now been included in the RF Connector segment.  Further, since the acquisition of C Enterprises in 2019, the customer base for the division has shifted more towards distribution as opposed to direct to end customer which is more aligned with the RF Connector segment.  The segment change of including C Enterprise as part of the RF Connector segment was made retroactive to the beginning of our fiscal year starting November 1, 2022 and reclassified for fiscal 2022 for comparative purposes. Prior to the transition, C Enterprises was included in the Custom Cabling segment.

The RF Connector segment consists of three divisions and the Custom Cabling segment consists of three divisions. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in our reporting segments is in the channels of sales: sales or product and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to the end customer.

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

As reviewed by our chief operating decision maker, we evaluate the performance of each reporting segment based on income or loss before income taxes. We charge depreciation and amortization directly to each division within the segment. Accounts receivable, inventory, property and equipment, right-of-use assets, goodwill and intangible assets are the only assets identified by segment. Except as discussed above, the accounting policies for segment reporting are the same for the Company as a whole.

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended October 31, 2024 and 2023 (in thousands):

	2024	2023

United States	$58,843	$65,781
Foreign Countries:
Canada	3,825	2,183
Italy	248	1,802
China	531	310
United Kingdom	523	393
All Other	887	1,699
	6,014	6,387

Totals	$64,857	$72,168

Net sales, income (loss) before provision (benefit) for income taxes and other related segment information for the years ended October 31, 2024 and 2023 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2024	Cable Assembly	Assembly	Corporate		Total
Net sales	$37,871	$26,986	$-		$64,857
(Loss) income before provision (benefit) from income taxes	(3,720)	1,097	(1,180	) (1)	(3,803)
Depreciation and amortization	2,132	404	-		2,536
Total assets	47,537	20,552	2,957		71,046
Expenditures for Segment Assets	704	34	-		738

2023
Net sales	$45,941	$26,227	$-		$72,168
Loss before benefit from income taxes	(1,463)	(1,479)	(1,307	) (1)	(4,250)
Depreciation and amortization	1,932	501	-		2,433
Total assets	55,466	17,009	9,803		82,278
Expenditures for Segment Assets	2,396	87	-		2,483

(1)	Corporate charges are primarily interest expense and non-cash and other one-time expense

Note 7 – Income tax provision (benefit)

The provision (benefit) for income taxes for the fiscal years ended October 31, 2024 and 2023 consists of the following (in thousands):

	2024	2023
Current:
Federal	$-	$(501)
State	93	6
	93	(495)

Deferred:
Federal	1,942	(438)
State	761	(239)
	2,703	(677)

	$2,796	$(1,172)

Income tax at the federal statutory rate is reconciled to our actual net provision (benefit) for income taxes as follows (in thousands, except percentages):

	2024		2023
		% of Pretax		% of Pretax
	Amount	Loss	Amount	Income

U.S. federal statutory tax rate	$(799)	21.0%	$(893)	21.0%
State and local taxes, net of federal tax benefit	(170)	4.5%	(212)	5.0%
Permanent differences	14	-0.4%	15	-0.4%
Stock options	45	-1.2%	88	-2.1%
R&D credits	(102)	2.7%	(238)	5.6%
Uncertain tax position reserves	3	-0.1%	13	-0.3%
Return-to-provision adjustments	(34)	0.9%	(69)	1.6%
Change in the valuation allowance on deferred tax assets	3,839	-100.9%	124	-2.9%
Income tax expense	$2,796	-73.5%	$(1,172)	27.5%

The significant components of deferred income taxes were as follows (in thousands):

	2024	2023

Deferred Tax Assets:
Allowance for obsolete and slow moving inventory	$522	$434
Allowance for credit losses	39	63
Compensation accruals	264	275
Stock-based compensation awards	328	213
Uniform capitalization	277	208
Lease liability	5,221	5,177
Others	55	94
Capitalized Section 174 Costs	1,209	864
Research and development tax credit	282	128
163(j) interest carryforward	347	118
Gross deferred tax assets	8,544	7,574
Valuation allowance	(3,962)	(124)
Total deferred tax assets	4,582	7,450

Deferred Tax Liabilities:
Amortization / intangible assets	(172)	(192)
ROU assets	(3,880)	(3,942)
Depreciation / equipment and furnishings	(740)	(822)
Gross deferred tax liabilities	(4,792)	(4,956)
Net deferred tax asset/(liabilities)	$(210)	$2,494

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of October 31, 2024. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the recent trend of losses, the Company has determined that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has recorded a partial valuation allowance of $3.8 million against its federal and combined state deferred tax assets as of October 31, 2024. The change in valuation allowance was $3.8 million and $0.1 million for fiscal 2024 and 2023, respectively.

At October 31, 2024, the Company has gross state net operating loss (NOL) carryforwards of $0.6 million. The state NOL carryforwards of $0.6 million will begin to expire in 2029 unless previously utilized. At October 31, 2024, the Company also has IRC 163(j) interest carryforwards of $1.5 million, which will carry forward indefinitely. At October 31, 2024, the Company also has US federal and state research and development credit carryforwards of $0.1 million and $0.3 million, respectively. The federal credit carryforwards will begin to expire in 2044 unless previously utilized. The state credit carryforwards of $0.2 million will begin to expire in 2029 unless previously utilized and the remainder will carry forward indefinitely.

The provision (benefit) for income taxes was $2.8 million or (73.5%) and ($1.2 million) or 27.5% of income before income taxes for fiscal 2024 and 2023, respectively. The fiscal 2024 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the tax benefit from research and development tax credits, the change in valuation allowance for deferred tax assets and state taxes as shown in the effective tax rate reconciliation table above.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total uncertain tax positions in fiscal years ended October 31, 2024 and 2023 are as follows:

	2024	2023
Balance, at beginning of year	$178	$121
Increase for tax positions related to the current year	47	78
Increase (decrease) for tax positions related to prior years	(10)	2
Statute of limitations expirations	(29)	(23)
Balance, at end of year	$186	$178

We had gross unrecognized tax benefits of $186,000 and $178,000 attributable to U.S. federal and state research tax credits as of October 31, 2024 and 2023, respectively. During fiscal 2024, the increase in our gross unrecognized tax benefit was primarily related to increased federal and state research tax credits being generated. The uncertain tax benefit of $81,000 is recorded as a reduction to deferred tax assets and the remainder is recorded in income taxes payable in our consolidated balance sheet and if recognized in the future would impact our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized expense of approximately $28,000 and $20,000 during the years ended October 31, 2024 and 2023, respectively. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but we do not anticipate that our accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

We are subject to taxation in the United States and state jurisdictions. Our tax years for October 31, 2021 and forward are subject to examination by the United States and October 31, 2020 and forward with state tax authorities.

Note 8 – Stock options

Incentive and non-qualified stock option plans

On July 22, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). In September 2020, the Company’s stockholders approved the 2020 Plan by vote as required by NASDAQ. An aggregate of 1,250,000 shares of common stock was set aside and reserved for issuance under the 2020 Plan. At its annual meeting held on September 5, 2024, the Company’s stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock available for issuance under the plan by 1,000,000 shares. As of October 31, 2024, 1,299,269 shares of common stock were remaining for future grants of stock options under the 2020 Plan.

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

On January 11, 2024, we granted incentive stock options to Mr. Dawson for the purchase of 116,667 shares, Mr. Yin for the purchase of 41,667 shares, and Mr. Bibisi for the purchase of 41,667 shares. The incentive stock options vest over four years as follows: (i) one-quarter of the options shall vest on January 11, 2025 and (ii) the remaining options shall vest in 12 equal quarterly installments over the next three years. All incentive stock options expire 10 years from the date of grant. No other options were granted to the named executive officers during the year ended October 31, 2024.

On April 16, 2024, we granted a total of 25,000 incentive stock options to three managers. The shares of incentive stock options vest over four years as follows: (i) one-quarter of the options shall vest on April 16, 2025 and (ii) the remaining and options shall vest in 12 equal quarterly installments over the next three years.

No other shares or options were granted to Company employees during fiscal 2024.

The fair value of each option granted in 2024 and 2023 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2024	2023
Weighted average volatility	53.16%	54.27%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	4.00%	3.78%
Weighted average fair value of options granted during the year	$1.76	$3.15
Weighted average fair value of options vested during the year	$2.88	$2.80

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2024 and 2023 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield on the Company’s common stock.

Additional information regarding all of our outstanding stock options at October 31, 2024 and 2023 and changes in outstanding stock options in 2024 and 2023 follows:

2024	2023
Shares or	Weighted	Shares or	Weighted
Price Per	Average	Price Per	Average
Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	754,186	$6.04	691,005	$5.87
Options granted	245,001	$3.01	168,181	$5.36
Options exercised	-	$-	(45,000)	$1.90
Options canceled or expired	(124,371)	$6.42	(60,000)	$5.33
Options outstanding at end of year	874,816	$5.10	754,186	$6.04

Options exercisable at end of year	478,986	$5.95	479,588	$6.10

Options vested and expected to vest at end of year	874,816	$5.10	748,358	$6.13

Option price range at end of year	$1.90	-	$8.69	$1.90	-	$8.69

Aggregate intrinsic value of options exercised during year	$-	$144,005

Weighted average remaining contractual life of options outstanding as of October 31, 2024: 6.42 years

Weighted average remaining contractual life of options exercisable as of October 31, 2024: 4.91 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2024: 6.42 years

Aggregate intrinsic value of options outstanding at October 31, 2024: $73,000

Aggregate intrinsic value of options exercisable at October 31, 2024: $50,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2024: $73,000

As of October 31, 2024, $904,000 and $704,000 of expense with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 1.2 and 1.1 years, respectively.

Note 9 – Retirement plan

We have a 401(k) plan available to our employees. For the years ended October 31, 2024 and 2023, we contributed and recognized as an expense of $533,000 and $567,000, respectively, which amounts represented 3% of eligible employee earnings under the Company’s Safe Harbor Non-elective Employer Contribution Plan.

Note 10 – Term Loan and Line of credit

In February 2022, we entered into a loan agreement (the “BofA Loan Agreement”) providing for a revolving line of credit (the “BofA Revolving Credit Facility”) in the amount of $3.0 million and a $17.0 million term loan (“BofA Term Loan”, and together with the BofA Revolving Credit Facility, the “BofA Credit Facility”) with Bank of America, N.A. (“BofA”). Amounts outstanding under the BofA Revolving Credit Facility bore interest at a rate of 2.0% plus the Bloomberg Short-Term Bank Yield Index Rate. All amounts outstanding pursuant to the BofA Credit Facility were repaid by us and the BofA Loan Agreement was terminated in connection with us entering into a new loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) on March 15, 2024. Borrowings under the BofA Credit Facility were secured by a security interest in certain assets of the Company and were subject to certain loan covenants. The BofA Credit Facility required the maintenance of certain financial covenants, including: (i) consolidated debt to EBITDA ratio not to exceed 3.00 to 1.00 (the “Debt Test”); (ii) consolidated fixed charge coverage ratio of at least 1.25 to 1.00 (the “FCCR Test”); and (iii) consolidated minimum EBITDA of at least $600,000 for the discrete quarter ended January 31, 2022. In addition, the BofA Credit Facility contained customary affirmative and negative covenants.

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

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrue interest at a rate of Adjusted Term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We will be required to pay a commitment fee of 0.50% per annum for the unused portion of the EBC Revolving Loan Facility. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

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

We filed the EBC Credit Agreement as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 and the First Amendment as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2024.

Debt issuance costs related to the EBC Credit Agreement totaled $412,000 and were included as part of our other long-term assets balance.

As of October 31, 2024, our outstanding borrowings under the EBC Credit Agreement were $8,197,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities.

Note 11 – Related party transactions

A portion of our operating space is leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited monthly rent expense under the lease was $16,000 through May 30, 2024 then the monthly expense increased to $18,000 for the remainder of the year. The monthly payments also include all utilities, janitorial expense, routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal years ended October 31, 2024 and 2023, we paid a total of $218,000 and $208,000 under the leases, respectively.

During fiscal 2023, we paid royalties to Elmec Ltd. (“Elmec”), a European-based company that owns the intellectual property that is used in Schrofftech’s products. One third of Elmec is jointly owned by David Therrien and Richard DeFelice, two of the former owners and current President and Vice President, respectively, of Schrofftech. For the year ended October 31, 2023, we paid a total of $24,000 of royalty payments to Elmec. The expenses related to these transactions are included in cost of goods sold. There were no royalty payments made for the year ended October 31, 2024.

Note 12 – Cash dividend and declared dividends

We did not pay or declare any dividends during fiscal year 2024, nor during fiscal year 2023.

Note 13 – Commitments

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

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to five years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments of $16,000 to $18,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the years ended October 31, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2024	October 31, 2023
Operating lease cost	$2,956	$2,872

Other information related to leases was as follows (in thousands):

	October 31, 2024	October 31, 2023
Supplemental Cash Flows Information
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,078	$6,479

Weighted Average Remaining Lease Term
Operating leases (in months)	100.92	114.26

Weighted Average Discount Rate
Operating leases	6.99%	6.96%

Future minimum lease payments under non-cancellable leases as of October 31, 2024 were as follows (in thousands):

Year ended October 31,	Operating Leases

2025	$3,227
2026	3,228
2027	3,169
2028	2,997
Thereafter	14,878
Total future minimum lease payments	27,499
Less imputed interest	(6,971)
Total	$20,528

Reported as of October 31, 2024	Operating Leases
Current portion of operating lease liabilities	$1,848
Operating lease liabilities	18,680
Total	$20,528

As of October 31, 2024, operating lease right-of-use asset was $15.3 million and operating lease liability totaled $20.5 million, of which $1.8 million is classified as current. There were no finance leases as of October 31, 2024 or 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 21, 2025	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 21, 2025	By: /s/ ROBERT D. DAWSON
Robert D. Dawson, Director and Chief Executive Officer (Principal Executive Officer)

Date: January 21, 2025	By: /s/ PETER YIN
Peter Yin, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 21, 2025	By: /s/ MARK K. HOLDSWORTH Mark Holdsworth, Chairman of the Board of Directors

Date: January 21, 2025	By: /s/ SHERYL CEFALI Sheryl Cefali, Director

Date: January 21, 2025	By: /s/ GERALD T. GARLAND Gerald Garland, Director

Date: January 21, 2025	By: /s/ KAY L. TIDWELL Kay L. Tidwell, Director