Form 10-Q
period 2025-01-31
R F INDUSTRIES LTD
filed 2025-03-17
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 17, 2025 was 10,669,877.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2025	2024
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,273	$839
Trade accounts receivable, net of allowance for credit losses of $173 and $159, respectively	12,796	12,119
Inventories	13,455	14,725
Other current assets	1,986	1,430
TOTAL CURRENT ASSETS	29,510	29,113

Property and equipment:
Equipment and tooling	4,852	4,825
Furniture and office equipment	6,288	6,300
	11,140	11,125
Less accumulated depreciation	6,505	6,312
Total property and equipment, net	4,635	4,813

Operating lease right-of-use assets, net	14,883	15,265
Goodwill	8,085	8,085
Amortizable intangible assets, net	11,497	11,908
Non-amortizable intangible assets	1,174	1,174
Other assets	645	688
TOTAL ASSETS	$70,429	$71,046

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2025	2024
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,390	$3,798
Accrued expenses	4,516	4,247
Line of credit	8,053	8,197
Current portion of operating lease liabilities	1,861	1,848
TOTAL CURRENT LIABILITIES	17,820	18,090

Operating lease liabilities	18,200	18,680
Deferred tax liabilities	216	210
TOTAL LIABILITIES	36,236	36,980

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,669,877 and 10,544,431 shares issued and outstanding at January 31, 2025 and October 31, 2024, respectively	107	106
Additional paid-in capital	27,359	26,988
Retained earnings	6,727	6,972
TOTAL STOCKHOLDERS' EQUITY	34,193	34,066
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,429	$71,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2025	2024

Net sales	$19,200	$13,458
Cost of sales	13,483	10,155

Gross profit	5,717	3,303

Operating expenses:
Engineering	682	769
Selling and general	4,979	4,619
Total operating expenses	5,661	5,388

Operating income (loss)	56	(2,085)

Other expense	(265)	(108)

Loss before provision (benefit) for income taxes	(209)	(2,193)
Provision (benefit) for income taxes	36	(831)

Consolidated net loss	$(245)	$(1,362)

Loss per share:
Basic	$(0.02)	$(0.13)
Diluted	$(0.02)	$(0.13)

Weighted average shares outstanding:
Basic	10,560,922	10,410,580
Diluted	10,560,922	10,410,580

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended January 31, 2025
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2024	10,544,431	$106	$26,988	$6,972	$34,066

Exercise of stock options	50,623	-	206	-	206

Stock-based compensation expense	-	-	195	-	195

Issuance of restricted stock	82,500	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(7,677)	-	(29)	-	(29)

Consolidated net loss	-	-	-	(245)	(245)

Balance, January 31, 2025	10,669,877	$107	$27,359	$6,727	$34,193

	For the Three Months Ended January 31, 2024
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2023	10,343,223	$104	$26,087	$13,571	$39,762

Stock-based compensation expense	-	-	255	-	255

Issuance of restricted stock	152,325	1	(1)	-	-

Consolidated net loss	-	-	-	(1,362)	(1,362)

Balance, January 31, 2024	10,495,548	$105	$26,341	$12,209	$38,655

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(245)	$(1,362)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense	64	4
Depreciation and amortization	616	633
Stock-based compensation expense	195	255
Amortization of debt issuance cost	43	2
Tax payments related to shares cancelled for vested restricted stock awards	(29)	-
Deferred income taxes	6	(851)
Changes in operating assets and liabilities:
Trade accounts receivable	(741)	1,967
Inventories	1,270	759
Other current assets	(354)	(3)
Right-of-use assets	(85)	148
Accounts payable	(408)	(734)
Accrued expenses	269	22
Net cash provided by operating activities	601	840

INVESTING ACTIVITIES:
Capital expenditures	(27)	(143)
Net cash used in investing activities	(27)	(143)

FINANCING ACTIVITIES:
Line of credit payments	(144)	(500)
Proceeds from exercise of stock options	4	-
Term Loan payments	-	(606)
Net cash used in financing activities	(140)	(1,106)

Net increase (decrease) in cash and cash equivalents	434	(409)

Cash and cash equivalents, beginning of period	839	4,897

Cash and cash equivalents, end of period	$1,273	$4,488

Supplemental cash flow information – income taxes paid	$-	$(12)

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, and other items of gain (loss) and expense required in our view under ASC 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2024 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended October 31, 2024 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the year ended October 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand along with the current credit facility with Eclipse Business Capital (“EBC”) to meet its obligations as they become due.

Although we have incurred operating losses during the three months ended January 31, 2025, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

On March 15, 2024, the Company entered into the loan and security agreement with EBC, as administrative agent, pursuant to which proceeds from initial drawings under the credit facility with EBC were used to repay in full the outstanding obligations under the prior revolving credit facility and term loan that we had with Bank of America, N.A, which such credit facility with Bank of America, N.A. was terminated upon entry into the loan and security agreement with EBC.

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

As of January 31, 2025 and October 31, 2024, the fair value carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures for the year ending October 31, 2025.

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

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2025, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $1.3 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended January 31,
	2025	2024
Wireless provider	21%	-

For the three months ended January 31, 2025, one wireless carrier accounted for 21% of net sales and 21% of net accounts receivable. For the three months ended January 31, 2024, no customers accounted for 10% or more of net sales, and two distributor customers accounted for 10% each of total net accounts receivable. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2025	October 31, 2024

Raw materials and supplies	$9,487	$10,886
Work in process	331	530
Finished goods	3,637	3,309

Totals	$13,455	$14,725

For the three months ended January 31, 2025, one vendor accounted for 10% of inventory purchases. For the three months ended January 31, 2024, no single vendor accounted for 10% or more of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2025	October 31, 2024

Prepaid taxes	$202	$262
Prepaid expense	968	699
Deposits	420	329
Other	396	140

Totals	$1,986	$1,430

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2025	October 31, 2024

Wages payable	$2,165	$2,357
Accrued receipts	1,095	762
Other accrued expenses	1,256	1,128

Totals	$4,516	$4,247

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended January 31, 2025, we reported a net loss, and in periods with a net loss, the basic loss per share equals the diluted loss per share, as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 345,556 and 1,068,022 shares for the three months ended January 31, 2025 and 2024, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2025	2024

Weighted average shares outstanding for basic earnings per share	10,560,922	10,410,580

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted earnings per share	10,560,922	10,410,580

Note 7 – Stock-based compensation and equity transactions

On December 2, 2024, we granted 47,500 incentive stock options to seven managers. The shares of incentive stock options vest equally over four years as follows: (i) one-quarter of the options shall vest on December 2, 2025 and (ii) the remaining options shall vest in three equal annual installments over the next three years.

On January 13, 2025, we granted a total of 82,500 shares of restricted stock and 165,000 incentive stock options to two managers and three officers. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 13, 2026 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years.

No other shares or options were granted to Company employees during the three months ended January 31, 2025 and 2024.

The fair value of each option granted during the three months ended January 31, 2025 and 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2025	2024
Weighted average volatility	44.37%	53.32%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.14	7.01
Risk-free interest rate	4.54%	4.00%
Weighted average fair value of options granted during the year	$1.85	$1.76
Weighted average fair value of options vested during the year	$2.20	$2.94

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2025 and 2024 options granted. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2024. A summary of the status of the options granted under our stock option plans as of January 31, 2025 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	2025
	Shares or			Weighted
	Price Per			Average
	Share			Exercise Price
Outstanding at beginning of November 1, 2024		874,816		$5.10
Options granted		212,500		$3.97
Options exercised		(50,623)		$4.07
Options canceled or expired		(25,000)		$8.69
Options outstanding at January 31, 2025		1,011,693		$4.82

Options exercisable at January 31, 2025		525,057		$5.67

Options vested and expected to vest at January 31, 2025		1,011,693		$4.82

Option price range at January 31, 2025	$1.90	-	$8.69

Aggregate intrinsic value of options exercised during year		$43,756

Weighted average remaining contractual life of options outstanding as of January 31, 2025: 7.41 years

Weighted average remaining contractual life of options exercisable as of January 31, 2025: 5.98 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2025: 7.41 years

Aggregate intrinsic value of options outstanding at January 31, 2025: $1,037,000

Aggregate intrinsic value of options exercisable at January 31, 2025: $330,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2025: $1,037,000

As of January 31, 2025, $994,000 and $888,000 of expenses with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 1.8 and 1.5 years, respectively.

Stock option expense

During the three months ended January 31, 2025 and 2024, stock-based compensation expense totaled $195,000 and $255,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of January 31, 2025, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

On August 1, 2023, C Enterprises moved and transitioned its physical operations into the RF Connector office in San Diego, CA. Given the synergies in consolidating both the operating divisions into one building, C Enterprises has been included in the RF Connector segment since August 1, 2023. Further, since the acquisition of C Enterprises in 2019, the customer base for the division has shifted more towards distribution as opposed to direct to end customer which is more aligned with the RF Connector segment. The segment change of including C Enterprise as part of the RF Connector segment was made retroactive to the beginning of our fiscal year starting November 1, 2022 and reclassified for fiscal year 2022 for comparative purposes. In annual and interim periods prior to the transition on August 1, 2023, C Enterprises was included in the Custom Cabling segment.

The RF Connector segment consists of three divisions and the Custom Cabling segment also consists of three divisions. The six divisions that met the quantitative thresholds for segment reporting are the RF Connector and Cable Assembly division (“RF Connector division”), Cables Unlimited, Rel-Tech, C Enterprises, Schrofftech, and Microlab. While each segment has similar products and services, there was little overlapping of these services to their customer base. The biggest difference in segments is in the channels of sales; sales or products and services for the RF Connector segment were primarily through the distribution channel, while the Custom Cabling segment sales were through a combination of distribution and direct to end customer.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended January 31,
	2025	2024

United States	$18,058	$12,060
Foreign Countries:
Canada	636	882
China	221	174
All Other	285	342
	1,142	1,398

Totals	$19,200	$13,458

Net sales to external customers, income (loss) before provision (benefit) for income taxes and other related segment information for the three months ended January 31, 2025 and 2024 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2025
Net sales	$8,724	$10,476	$-	$19,200
(Loss) income before benefit for income taxes	(1,503)	1,559	(265)	(209)
Depreciation and amortization	518	98	-	616
Total assets	46,602	19,923	3,904	70,429
Expenditures for Segment Assets	9	18	-	27

2024
Net sales	$8,807	$4,651	$-	$13,458
Loss before benefit for income taxes	(1,729)	(261)	(203)	(2,193)
Depreciation and amortization	513	120	-	633
Total assets	52,214	16,667	10,248	79,129
Expenditures for Segment Assets	128	15	-	143

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

We recorded income tax provisions (benefits) of $36,000 and ($831,000) for the three months ended January 31, 2025 and 2024, respectively. The effective tax rate was (17.2%) for the three months ended January 31, 2025, compared to 37.9% for the three months ended January 31, 2024. The change in effective tax rate for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily driven by the valuation allowance.

We had $205,000 and $186,000 of unrecognized tax benefits as of January 31, 2025 and October 31, 2024, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $123,000 as of January 31, 2025.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of January 31, 2025. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the recent trend of losses, the Company has determined that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has a partial valuation allowance against its deferred tax assets. The Company's valuation allowance was $4,075,000 and $3,962,000 as of January 31, 2025 and October 31, 2024, respectively.

Note 10 – Intangible assets

Intangible assets consist of the following as of January 31, 2025 and October 31, 2024 (in thousands):

	January 31, 2025	October 31, 2024
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(3,945)	(3,848)
	2,113	2,210

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(216)	(208)
	152	160

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(331)	(302)
	1,369	1,398

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(3,237)	(2,960)
	7,863	8,140

Totals	$11,497	$11,908

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the three months ended January 31, 2025 and the year ended October 31, 2024 was $411,000 and $1,688,000, respectively. As of January 31, 2025, the weighted-average amortization period for the amortizable intangible assets is 7.38 years.

Note 11 – Commitments

We adopted ASU 2016-02 on November 1, 2019, and elected the practical expedient modified retrospective method whereby the lease qualification and classification was carried over from the accounting for leases under ASC 840. The lease contracts for Cables Unlimited and Rel-Tech commenced prior to the effective date of November 1, 2019, and were determined to be operating leases. All other new contracts have been assessed for the existence of a lease and for the proper classification into operating leases. The rate implicit in the leases was undeterminable and, therefore, the discount rate used in all lease contracts is our incremental borrowing rate.

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to ten years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $18,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ending January 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended January 31,
	2025	2024
Operating lease cost	$739	$737

As of January 31, 2025, operating lease right-of-use assets were $14.9 million and operating lease liabilities totaled $20.1 million, of which $1.9 million is classified as current. There were no finance leases as of January 31, 2025. Future minimum lease payments under non-cancellable leases as of January 31, 2025 are a total of $26.7 million.

The Schrofftech facilities, consisting of one building of a total of 7,000 square feet, are leased by RF Industries, Ltd. under a lease that was renewed effective February 1, 2025, for one year expiring January 31, 2026. The aggregate monthly rental payment under the new lease currently is $4,607 per month.

Note 12 – Term Loan and Line of credit

On March 15, 2024, we entered into a loan and security agreement (the “EBC Credit Agreement”) with EBC, as administrative agent, and used proceeds from the initial drawings under the EBC Credit Facilities (as defined below) to repay in full outstanding obligations under the loan agreement we had entered into in February 2022 with Bank of America, N.A. (the “BofA Loan Agreement”) and to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The BofA Loan Agreement was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

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

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrues interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrues interest at a rate of Adjusted Term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We will be required to pay a commitment fee of 0.50% per annum for the unused portion of the EBC Revolving Loan Facility. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

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

Debt issuance costs related to the EBC Credit Agreement totaled $368,000 and were included as part of our other long-term assets balance in the condensed consolidated balance sheet.

As of January 31, 2025, our outstanding borrowings under the EBC Credit Agreement were $8,053,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities in the condensed consolidated balance sheet.

Note 13 – Cash dividends and declared dividends

We did not pay any dividends during the three months ended January 31, 2025, nor during the three months ended January 31, 2024.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended October 31, 2024 and other reports and filings made with the Securities and Exchange Commission.

Critical Accounting Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no material changes during the three months ended January 31, 2025 to the items that we disclosed as our critical accounting estimates in the MD&A in our Annual Report on Form10-K for the fiscal year ended October 31, 2024.

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

For the three months ended January 31, 2025, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 55% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF Connector products and cable assemblies and accounted for 45% of total sales for the three months ended January 31, 2025. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our cash flow requirements for operations and other capital requirements from funds we generated from operations. However, we have incurred an operating loss during the three months ended January 31, 2025. During the period, we have implemented certain cost-cutting measures to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Our plan includes consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of January 31, 2025, we had a total of $1.3 million of cash and cash equivalents compared to a total of $0.8 million of cash and cash equivalents as of October 31, 2024. As of January 31, 2025, we had working capital of $11.7 million and a current ratio of approximately 1.7:1 with current assets of $29.5 million and current liabilities of $17.8 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of January 31, 2025, we had $15.2 million of backlog, compared to $19.5 million as of October 31, 2024. The decrease in backlog relates primarily to completion of a large tier one carrier project. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the three months ended January 31, 2025, we generated $0.6 million of cash in our operating activities. This net inflow of cash is primarily related to a decrease in inventories of $1.3 million as a result of better inventory management and supply chain conditions improving allowing us to carry less inventory on hand, $0.6 million from depreciation and amortization, $0.2 million from stock-based compensation expense, $0.3 million from the change in accrued expenses, $0.1 million from bad debt expense, $43,000 from amortization of debt issuance costs and $6,000 from deferred income taxes. The cash usage was primarily due to the net loss of $0.2 million, the change in accounts receivable of $0.7 million, the change in other current assets of $0.4 million, the change in accounts payable of $0.4 million, right-of-use assets of $0.1 million and $29,000 tax payments on cancelled shares of restricted stock.

During the three months ended January 31, 2025, we also spent $27,000 on capital expenditures, repaid $0.1 million on the revolving credit facility with EBC and received $4,000 in proceeds from the exercise of stock options.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment, or financed some of our equipment and furnishings requirements, through capital leases. At this time, we have not identified any additional capital equipment purchases that would require significant additional leasing or capital expenditures during the next 12 months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders, and our anticipated future operations, we would be able to finance our expansion, if necessary.

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

Results of Operations

Three Months Ended January 31, 2025 vs. Three Months Ended January 31, 2024

Net sales for the three months ended January 31, 2025 (the “fiscal 2025 quarter”) increased by 42.2%, or $5.7 million, to $19.2 million as compared to the three months ended January 31, 2024 (the “fiscal 2024 quarter”). Net sales for the fiscal 2025 quarter at the Custom Cabling segment increased by $5.8 million, or 123.4%, to $10.5 million, compared to $4.7 million in the fiscal 2024 quarter. The increase was primarily driven by tier one carrier applications for our direct air cooling offering. Net sales for the fiscal 2025 quarter at the RF Connector segment decreased by $0.1 million, or 1.1%, to $8.7 million as compared to $8.8 million in the fiscal 2024 quarter, primarily due to a decrease in sales related to lower levels of inventory being kept on hand at our distributor customers based on seasonality and the lower carrier capital expenditure environment, and fewer carrier projects involving approved RF components.

Gross profit for the fiscal 2025 quarter increased by $2.4 million to $5.7 million, and gross margins increased to 29.8% of sales compared to 24.5% of sales in the fiscal 2024 quarter. The increases in gross profit and gross margins were primarily related to the overall increase in sales and direct air cooling product mix.

Engineering expenses decreased by $0.1 million to $0.7 million in the fiscal 2025 quarter compared to $0.8 million in the fiscal 2024 quarter. The decrease was the result of more forward looking product development and cost savings initiatives. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.4 million to $5.0 million (25.9% of sales) compared to $4.6 million (34.3% of sales) in the first quarter last year primarily due to an increase variable compensation related to commissions and bonuses as a result of the higher sales. We did not incur one-time charges in the fiscal 2025 quarter.

For the fiscal 2025 quarter, the Custom Cabling segment had pretax income of $1.6 million and the RF Connector segment had a pretax loss of $1.5 million, as compared to $0.3 million loss and $1.7 million loss, respectively, for the comparable quarter last year. The increase in pretax income at the Custom Cabling segment was due to the increase in sales of direct air cooling to wireless carriers. The improvement in pretax loss at the RF Connector segment was primarily due to cost savings initiatives and operating efficiencies.

For the fiscal 2025 and 2024 quarters, we recorded income tax provisions (benefits) of $36,000 and ($831,000), respectively. The effective tax rate was (17.2%) for the fiscal 2025 quarter, compared to 37.9% for the fiscal 2024 quarter. The change in effective tax from fiscal quarter 2025 to fiscal 2024 quarter was primarily driven by the valuation allowance.

For the fiscal 2025 quarter, net loss was $0.2 million and fully diluted loss per share was $0.02, compared to a net loss of $1.4 million and fully diluted loss per share of $0.13 for the fiscal 2024 quarter. For the fiscal 2025 quarter, the diluted weighted average shares outstanding were 10,560,922 as compared to 10,410,580 for the fiscal 2024 quarter.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2025.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2025, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on January 21, 2025 (the “Annual Report”). The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report. Other than the risk factor set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

We are subject to risks from changes to the trade policies, tariffs and import and export regulations of the U.S. and foreign governments.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and foreign governments, could require us to change the way we conduct business and negatively affect our business performance, financial condition, results of operations, and our relationships with customers, suppliers, and employees. Likewise, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.

For example, the U.S. presidential administration has recently imposed tariffs on foreign imports into the United States, including an additional 20% tariff on all product imports from China and an additional 25% tariff on all product imports from Mexico and Canada. These actions have and are expected to continue to result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business, including an increase to the cost of our products and, to the extent we absorb the costs of tariffs and do not pass them through to our customers, higher cost of goods sold and lower gross profit and margins. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended January 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

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

RF INDUSTRIES, LTD.

Date: March 17, 2025	By:	/s/ Robert Dawson
Robert Dawson
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2025	By:	/s/ Peter Yin
Peter Yin
Chief Financial Officer
(Principal Financial and Accounting Officer)