Form 10-Q
period 2025-04-30
R F INDUSTRIES LTD
filed 2025-06-16
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 16, 2025 was 10,668,653.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2025	2024
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,586	$839
Trade accounts receivable, net of allowance for credit losses of $208 and $159, respectively	15,000	12,119
Inventories	12,574	14,725
Other current assets	1,561	1,430
TOTAL CURRENT ASSETS	32,721	29,113

Property and equipment:
Equipment and tooling	4,886	4,825
Furniture and office equipment	6,288	6,300
	11,174	11,125
Less accumulated depreciation	6,709	6,312
Total property and equipment, net	4,465	4,813

Operating lease right-of-use assets, net	14,546	15,265
Goodwill	8,085	8,085
Amortizable intangible assets, net	11,086	11,908
Non-amortizable intangible assets	1,174	1,174
Other assets	602	688
TOTAL ASSETS	$72,679	$71,046

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2025	2024
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,784	$3,798
Accrued expenses	5,889	4,247
Line of credit	7,994	8,197
Current portion of operating lease liabilities	1,928	1,848
TOTAL CURRENT LIABILITIES	20,595	18,090

Operating lease liabilities	17,707	18,680
Deferred tax liabilities	207	210
TOTAL LIABILITIES	38,509	36,980

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,668,653 and 10,544,431 shares issued and outstanding at April 30, 2025 and October 31, 2024, respectively	107	106
Additional paid-in capital	27,581	26,988
Retained earnings	6,482	6,972
TOTAL STOCKHOLDERS' EQUITY	34,170	34,066
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,679	$71,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024

Net sales	$18,910	$16,110	$38,110	$29,568
Cost of sales	12,960	11,286	26,443	21,441

Gross profit	5,950	4,824	11,667	8,127

Operating expenses:
Engineering	683	637	1,365	1,405
Selling and general	5,161	4,602	10,140	9,221
Total operating expenses	5,844	5,239	11,505	10,626

Operating income (loss)	106	(415)	162	(2,499)

Other expense	(216)	(230)	(481)	(339)

Loss before provision for income taxes	(110)	(645)	(319)	(2,838)
Provision for income taxes	135	3,649	171	2,818

Consolidated net loss	$(245)	$(4,294)	$(490)	$(5,656)

Loss per share:
Basic	$(0.02)	$(0.41)	$(0.05)	$(0.54)
Diluted	$(0.02)	$(0.41)	$(0.05)	$(0.54)

Weighted average shares outstanding:
Basic	10,669,608	10,495,548	10,614,364	10,452,597
Diluted	10,669,608	10,495,548	10,614,364	10,452,597

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended April 30, 2025
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2025	10,669,877	$107	$27,359	$6,727	$34,193

Stock-based compensation expense	-	-	227	-	227

Tax withholding related to vesting of restricted stock	(1,224)	-	(5)	-	(5)

Consolidated net loss	-	-	-	(245)	(245)

Balance, April 30, 2025	10,668,653	$107	$27,581	$6,482	$34,170

	For the Six Months Ended April 30, 2025
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2024	10,544,431	$106	$26,988	$6,972	$34,066

Exercise of stock options	50,623	1	206	-	207

Stock-based compensation expense	-	-	421	-	421

Issuance of restricted stock	82,500	-	-	-	-

Tax withholding related to vesting of restricted stock	(8,901)	-	(34)	-	(34)

Consolidated net loss	-	-	-	(490)	(490)

Balance, April 30, 2025	10,668,653	$107	$27,581	$6,482	$34,170

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(490)	$(5,656)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense (recovery)	112	(8)
Depreciation and amortization	1,231	1,266
Gain on disposal of fixed assets	(12)	-
Stock-based compensation expense	421	503
Amortization of debt issuance cost	87	25
Tax payments related to shares cancelled for vested restricted stock awards	(34)	-
Deferred income taxes	(3)	2,675
Extinguishment of debt issuance cost	-	14
Changes in operating assets and liabilities:
Trade accounts receivable	(2,994)	(267)
Inventories	2,151	2,351
Other current assets	(131)	241
Right-of-use assets	(174)	291
Accounts payable	986	(45)
Accrued expenses	1,642	(353)
Net cash provided by operating activities	2,792	1,037

INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	12	-
Capital expenditures	(61)	(312)
Net cash used in investing activities	(49)	(312)

FINANCING ACTIVITIES:
Line of credit proceeds (payments)	(203)	9,460
Debt issuance cost	-	(520)
Proceeds from exercise of stock options	207	-
Term Loan payments	-	(13,162)
Net cash provided by (used in) financing activities	4	(4,222)

Net increase (decrease) in cash and cash equivalents	2,747	(3,497)

Cash and cash equivalents, beginning of period	839	4,897

Cash and cash equivalents, end of period	$3,586	$1,400

Supplemental cash flow information – income taxes paid	$144	$55

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, and other items of gain (loss) and expense required in our view under ASC 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2024 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended October 31, 2024 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the year ended October 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in our Form 10-K.

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

For the three and six months ended April 30, 2025, we generated operating income of $106,000 and $162,000, respectively, compared to an operating loss of $415,000 and $2,499,000 for the same periods last year. This is a result of an increase in sales, as well as certain cost-cutting measures we took to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Efforts to reduce expenses included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

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

As of April 30, 2025 and October 31, 2024, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements not yet adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures for the year ending October 31, 2025.

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

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2025, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.3 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Wireless provider A	11%	-	-	-
Wireless provider B	-	-	11%	-

For the three months ended April 30, 2025, one wireless provider accounted for 11% of net sales and 16% of total net accounts receivable balance. One distributor with less than 10% of total net sales, accounted for 10% of total net accounts receivable balance. For the six months ended April 30, 2025, a different wireless provider accounted for 11% of net sales and less than 10% of total net accounts receivable balance, and a wireless provider and the same distributor, whose sales were both less than 10% of total net sales, accounted for 16% and 10% of total net accounts receivable balance, respectively. For the three months ended April 30, 2024, no customers accounted for 10% or more of net sales, and one wireless provider and one distributor, whose sales were both less than 10% of total net sales, accounted for 15% and 10% of total net accounts receivable balance, respectively. For the six months ended April 30, 2024, no customers accounted for 10% or more of net sales, and two distributor customers, whose sales were both less than 10% of total net sales, accounted for 15% and 10% of total net accounts receivable balance, respectively. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2025	October 31, 2024

Raw materials and supplies	$8,629	$10,886
Work in process	537	530
Finished goods	3,408	3,309

Totals	$12,574	$14,725

For the three months ended April 30, 2025 and 2024, no single vendor accounted for 10% or more of inventory purchases. For the six months ended April 30, 2025 and 2024, no single vendor accounted for 10% or more of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2025	October 31, 2024

Prepaid taxes	$202	$262
Prepaid expense	887	699
Deposits	446	329
Other	26	140

Totals	$1,561	$1,430

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2025	October 31, 2024

Wages payable	$2,638	$2,357
Accrued receipts	962	762
Deferred revenue	957	-
Other accrued expenses	1,332	1,128

Totals	$5,889	$4,247

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Income (Loss) per share

Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended April 30, 2025, we reported a net loss and, in periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 405,056 and 1,152,513 shares for the three months ended April 30, 2025 and 2024, respectively, and 405,056 and 1,152,513 shares for the six months ended April 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024

Weighted average shares outstanding for basic earnings per share	10,669,608	10,495,548	10,614,364	10,452,597

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-	-	-

Weighted average shares outstanding for diluted earnings per share	10,669,608	10,495,548	10,614,364	10,452,597

Note 7 – Stock-based compensation and equity transactions

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

No other shares or options were granted to Company employees during the three and six months ended April 30, 2025 and 2024.

The fair value of each option granted during the six months ended April 30, 2025 and 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended April 30,
	2025	2024
Weighted average volatility	44.37%	51.80%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.14	7.00
Risk-free interest rate	4.54%	4.00%
Weighted average fair value of options granted during the year	$1.85	$1.76
Weighted average fair value of options vested during the year	$2.39	$5.09

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2025 and 2024 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2024. A summary of the status of the options granted under our stock option plans as of April 30, 2025 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	2025
	Shares or			Weighted
	Price Per			Average
	Share			Exercise Price
Outstanding at beginning of November 1, 2024		874,816		$5.10
Options granted		212,500		$3.97
Options exercised		(50,623)		$4.07
Options canceled or expired		(25,000)		$8.69
Options outstanding at April 30, 2025		1,011,693		$4.82

Options exercisable at April 30, 2025		543,807		$5.58

Options vested and expected to vest at April 30, 2025		1,011,693		$4.82

Option price range at April 30, 2025	$1.90	-	$8.69

Aggregate intrinsic value of options exercised during year		$43,756

Weighted average remaining contractual life of options outstanding as of April 30, 2025: 7.16 years

Weighted average remaining contractual life of options exercisable as of April 30, 2025: 5.84 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2025: 7.16 years

Aggregate intrinsic value of options outstanding at April 30, 2025: $312,000

Aggregate intrinsic value of options exercisable at April 30, 2025: $162,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2025: $312,000

As of April 30, 2025, $961,000 and $787,000 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 1.6 and 1.4 years, respectively.

Stock option expense

During the three months ended April 30, 2025 and 2024, stock-based compensation expense totaled $227,000 and $248,000, respectively, and was classified in selling and general expense. During the six months ended April 30, 2025 and 2024, stock-based compensation expense totaled $421,000 and $503,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of April 30, 2025, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024

United States	$16,461	$14,415	$34,520	$26,475
Foreign Countries:
Canada	1,990	949	2,626	1,830
Germany	107	46	167	95
Netherlands	92	42	124	71
United Kingdom	90	211	127	267
All Other	170	447	546	830
	2,449	1,695	3,590	3,093

Totals	$18,910	$16,110	$38,110	$29,568

Net sales, (loss) income before provision for income taxes and other related segment information for the three months ended April 30, 2025 and 2024 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2025
Net sales	$9,357	$9,553	$-	$18,910
(Loss) income before provision for income taxes	(1,282)	1,562	(390)	(110)
Depreciation and amortization	518	97	-	615
Total assets	45,668	21,262	5,749	72,679
Expenditures for Segment Assets	14	20	-	34

2024
Net sales	$9,902	$6,208	$-	$16,110
(Loss) income before provision for income taxes	(660)	350	(335)	(645)
Depreciation and amortization	572	61	-	633
Total assets	51,007	17,746	4,070	72,823
Expenditures for Segment Assets	167	2	-	169

Net sales, (loss) income before benefit for income taxes and other related segment information for the six months ended April 30, 2025 and 2024 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
	Cable Assembly	Assembly	Corporate	Total
2025
Net sales	$18,081	$20,029	$-	$38,110
(Loss) income before provision from income taxes	(2,786)	3,121	(654)	(319)
Depreciation and amortization	1,036	195	-	1,231
Total assets	45,668	21,262	5,749	72,679
Expenditures for Segment Assets	23	38	-	61

2024
Net sales	$18,709	$10,859	$-	$29,568
(Loss) income before provision for income taxes	(2,388)	89	(539)	(2,838)
Depreciation and amortization	1,085	181	-	1,266
Total assets	51,007	17,746	4,070	72,823
Expenditures for Segment Assets	295	17	-	312

Note 9 – Income taxes

In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of the annual effective tax rate cannot be made due to the sensitivity of changes in estimates of ordinary income (loss). In that case, an entity may report the actual tax provision or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the six months ended April 30, 2025.

We recorded income tax provisions of $135,000 and $3,649,000 for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate for the three months ended April 30, 2025 and 2024 was (122.7%) and (564.7%), respectively. For the six months ended April 30, 2025 and 2024, we recorded income tax provisions of $171,000 and $2,818,000, respectively. The effective tax rate for the six months ended April 30, 2025 and 2024 was (53.6%) and (99.3%), respectively. The effective tax rate for the three months and six months ended April 30, 2025 differed from the U.S. statutory tax rate of 21% primarily due to state taxes, various permanent differences, research and development tax credits, unrecognized tax benefits and change in valuation allowance.

We had $224,000 and $186,000 of unrecognized tax benefits as of April 30, 2025 and October 31, 2024, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $144,000 as of April 30, 2025.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of April 30, 2025. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the recent trend of losses, the Company has determined that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has a partial valuation allowance against its deferred tax assets. The Company's valuation allowance was $4,040,000 and $3,962,000 as of April 30, 2025 and October 31, 2024, respectively.

Note 10 – Intangible assets

Intangible assets consist of the following as of April 30, 2025 and October 31, 2024 (in thousands):

	April 30, 2025	October 31, 2024
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(4,042)	(3,848)
	2,016	2,210

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(225)	(208)
	143	160

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(358)	(302)
	1,342	1,398

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(3,515)	(2,960)
	7,585	8,140

Totals	$11,086	$11,908

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the six months ended April 30, 2025 and the year ended October 31, 2024 was $822,000 and $1,688,000, respectively. As of April 30, 2025, the weighted-average amortization period for the amortizable intangible assets is 7.14 years.

Note 11 – Commitments

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to 10 years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments totaling $18,000 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ending April 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Operating lease cost	$739	$731	$1,478	$1,468

As of April 30, 2025, operating lease right-of-use assets were $14.5 million and operating lease liabilities totaled $19.6 million, of which $1.9 million is classified as current. There were no finance leases as of April 30, 2025. Future minimum lease payments under non-cancellable leases as of April 30, 2025 are a total of $25.9 million.

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

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). On June 14, 2024, the parties entered into a First Amendment to the EBC Credit Agreement (the “First Amendment”) providing for a modified EBC Additional Line of $1.0 million through July 12, 2024, $666,667 from July 13, 2024 through August 11, 2024 and $333,333 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

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

Debt issuance costs related to the EBC Credit Agreement have been capitalized and the remaining balance, which is included as part of our other long-term assets balance, totaled $325,000 as of April 30, 2025.

As of April 30, 2025, our outstanding borrowings under the EBC Credit Agreement were $7,994,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities in the condensed consolidated balance sheet.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during the three or six months ended April 30, 2025, nor during the three or six months ended April 30, 2024.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended October 31, 2024 and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Critical Accounting Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no material changes during the three months ended April 30, 2025 to the items that we disclosed as our critical accounting estimates in the MD&A in our Annual Report on Form10-K for the fiscal year ended October 31, 2024.

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

For the six months ended April 30, 2025, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 53% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF Connector products and cable assemblies and accounted for 47% of total sales for the six months ended April 30, 2025. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. We generated operating income during the six months ended April 30, 2025, as we saw sales continue to recover during the current period. Further, the cost-cutting measures that were implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity have started to be realized. These cost-cutting efforts included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of April 30, 2025, we had a total of $3.6 million of cash and cash equivalents compared to a total of $0.8 million of cash and cash equivalents as of October 31, 2024. As of April 30, 2025, we had working capital of $12.1 million and a current ratio of approximately 1.6:1 with current assets of $32.7 million and current liabilities of $20.6 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of April 30, 2025, we had $15.0 million of backlog, compared to $19.5 million as of October 31, 2024, due primarily to shipments against our backlog and timing of orders. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the six months ended April 30, 2025, we generated $2.8 million of cash in our operating activities. This net inflow of cash is primarily related to a decrease in inventories of $2.2 million as a result of better inventory management and supply chain conditions improving allowing us to carry less inventory on hand, $1.2 million from depreciation and amortization, $1.0 million from the change in accounts payable, $0.4 million from stock-based compensation expense, $1.6 million from the change in accrued expenses, $0.1 million from bad debt expense and $87,000 from amortization of debt issuance costs. The cash usage was primarily due to the net loss of $0.5 million, the change in accounts receivable of $3.0 million, the change in other current assets of $0.1 million, right-of-use assets of $0.2 million, $34,000 tax payments on cancelled shares of restricted stock and $3,000 from deferred income taxes.

During the six months ended April 30, 2025, we also spent $61,000 on capital expenditures, repaid $0.2 million on the revolving credit facility with EBC and received $0.2 million in proceeds from the exercise of stock options.

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

Results of Operations

Three Months Ended April 30, 2025 vs. Three Months Ended April 30, 2024

Net sales for the three months ended April 30, 2025 (the “fiscal 2025 quarter”) increased by 17.4%, or $2.8 million, to $18.9 million as compared to the three months ended April 30, 2024 (the “fiscal 2024 quarter”). Net sales for the fiscal 2025 quarter at the Custom Cabling segment increased by $3.4 million, or 54.8%, to $9.6 million, compared to $6.2 million in the fiscal 2024 quarter. The increase was primarily driven by tier one carrier applications for our direct air cooling offering and new market penetration in our Custom Cabling segment. Net sales for the fiscal 2025 quarter at the RF Connector segment decreased by $0.5 million, or 5.1%, to $9.4 million as compared to $9.9 million in the fiscal 2024 quarter, primarily due to timing of small cell applications and deployment.

Gross profit for the fiscal 2025 quarter increased by $1.2 million to $6.0 million, and gross margins increased to 31.5% of sales compared to 29.9% of sales in the fiscal 2024 quarter. The increases in gross profit and gross margins were primarily related to the overall increase in sales, direct air cooling product mix and new market penetration.

Engineering expenses increased by $0.1 million to $0.7 million in the fiscal 2025 quarter compared to $0.6 million in the fiscal 2024 quarter. The increase was the result of new product development. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.6 million to $5.2 million (27.3% of sales) compared to $4.6 million (28.6% of sales) in the second quarter last year primarily due to an increase in variable compensation related to commissions and bonuses as a result of the higher sales and investment in additional resources. We incurred one-time charges of $0.2 million relating to severance and related legal expenses in the fiscal 2025 quarter.

For the fiscal 2025 quarter, the Custom Cabling segment had pretax income of $1.6 million and the RF Connector segment had a pretax loss of $1.3 million, as compared to $0.4 million income and $0.7 million loss, respectively, for the comparable quarter last year. The increase in pretax income at the Custom Cabling segment was due to the increase in sales of direct air cooling to wireless carriers and penetrating new market segments. The increase in pretax loss at the RF Connector segment was primarily due to a decrease in sales relating to timing of orders.

For the fiscal 2025 and 2024 quarters, we recorded income tax provision of $135,000 and $3,649,000, respectively. The effective tax rate was (122.7%) for the fiscal 2025 quarter, compared to (564.7%) for the fiscal 2024 quarter. The change in the effective tax rate from the fiscal 2025 quarter to fiscal 2024 quarter was primarily driven by the effects of the change in valuation allowance, research and development credits, state income taxes, and other expected permanent differences.

For the fiscal 2025 quarter, net loss was $0.2 million and fully diluted loss per share was $0.02, compared to a net loss of $4.3 million and fully diluted loss per share of $0.41 for the fiscal 2024 quarter. For the fiscal 2025 quarter, the diluted weighted average shares outstanding were 10,669,608 as compared to 10,495,548 for the fiscal 2024 quarter.

Six Months Ended April 30, 2025 vs. Six Months Ended April 30, 2024

Net sales for the six months ended April 30, 2025 (the “fiscal 2025 six-month period”) of $38.1 million increased by 28.7%, or $8.5 million, compared to the six months ended April 30, 2024 (the “fiscal 2024 six-month period”). The increase in net sales is attributable mainly to the Custom Cabling segment, which increased by $9.1 million, or 83.5%, to $20.0 million compared to $10.9 million in the fiscal 2024 six-month period, primarily driven by tier one carrier applications for our direct air cooling offering and new market penetration through our Cables Unlimited business division. Net sales for the fiscal 2025 six-month period at the RF Connector segment decreased by $0.6 million, or 3.2%, to $18.1 million compared to $18.7 million in the fiscal 2024 six-month period, primarily due to timing of small cell applications and deployment.

Gross profit for the fiscal 2025 six-month period increased by $3.6 million to $11.7 million while gross margins increased to 30.6% of sales compared to 27.5% of sales in the fiscal 2024 six-month period. The increases in gross profit and gross margins were primarily related to the overall increase in sales, direct air cooling product mix and new market penetration.

Engineering expenses remained consistent at $1.4 million for the fiscal 2025 six-month period compared to the fiscal 2024 six-month period. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $0.9 million to $10.1 million (26.6% of sales) compared to $9.2 million (31.3% of sales) in the six-month period last year primarily due to an increase in variable compensation related to commissions as a result of the higher sales, bonuses and investment in additional resources. We incurred one-time charges of $0.2 million relating to severance and related legal expenses in fiscal 2025.

For the fiscal 2025 six-month period, pretax income for the Custom Cabling segment was $3.1 million and the pretax loss for the RF Connector segment was $2.8 million, as compared to $0.1 million income and $2.4 million loss, respectively, for the comparable six-month period last year.

For the fiscal 2025 and 2024 six-month periods, we recorded income tax provision of $171,000 and $2,818,000, respectively. The effective tax rate was (53.6%) for the fiscal 2025 six-month period, compared to (99.3%) for the fiscal 2024 six-month period. The change in effective tax rate for the fiscal 2025 and 2024 six-month periods was primarily driven by the effects of the change in valuation allowance, research and development credits, state income taxes, and other expected permanent differences.

For the fiscal 2025 six-month period, net loss was $0.5 million and fully diluted loss per share was ($0.05) per share as compared to a net loss of $5.7 million and fully diluted loss per share of ($0.54) per share for the fiscal 2024 six-month period. For the fiscal 2025 six-month period, the diluted weighted average shares outstanding were 10,614,364 as compared to 10,452,597 for the fiscal 2024 six-month period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2025.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2025, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For example, in February 2025, the U.S. presidential administration (the “Administration”) imposed tariffs on foreign imports into the United States, including an additional 10% tariff on all product imports from China and an additional 25% tariff on all product imports from Mexico and Canada. On April 2, 2025, the Administration issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world. On April 9, 2025, the Administration implemented a 90-day pause on the majority of its proposed tariffs, while it works with its trade partners to negotiate new trade agreements. On May 12, 2025, the U.S. and China agreed to reduce U.S. tariffs on Chinese goods to 30% and Chinese tariffs on U.S. goods to 10%, for 90 days. The U.S. continues to implement new, reinstated or adjusted tariffs, and we expect that it will continue with this practice. These actions have and are expected to continue to result in retaliatory measures on U.S. goods. The current situation is dynamic, and we cannot predict at this time whether the imposed tariffs will be maintained. If maintained, such tariffs and the potential escalation of trade disputes could pose a significant risk to our business, including an increase to the cost of our products and, to the extent we absorb the costs of tariffs and do not pass them through to our customers, higher cost of goods sold and lower gross profit and margins. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended April 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

Salary Increase

In connection with the promotion of Ray Bibisi to the Company’s President and Chief Operating Officer, the Board of Directors of the Company (the “Board”), based upon the recommendation of the Compensation Committee of the Board, approved a salary increase for Ray Bibisi from $275,000 to $300,000 effective May 1, 2025.

There is no arrangement or understanding with any person pursuant to which Mr. Bibisi was appointed President or in connection with his salary increase. There are no family relationships between Mr. Bibisi and any director or executive officer of the Company, and Mr. Bibisi is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

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

RF INDUSTRIES, LTD.

Date: June 16, 2025	By:	/s/ Robert Dawson
Robert Dawson Chief Executive Officer (Principal Executive Officer)

Date: June 16, 2025	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)