Form 10-Q
period 2025-07-31
R F INDUSTRIES LTD
filed 2025-09-11
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 11, 2025 was 10,667,447.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2025	2024
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,000	$839
Trade accounts receivable, net of allowance for credit losses of $126 and $159, respectively	15,348	12,119
Inventories	14,169	14,725
Other current assets	1,569	1,430
TOTAL CURRENT ASSETS	34,086	29,113

Property and equipment:
Equipment and tooling	4,957	4,825
Furniture and office equipment	6,326	6,300
	11,283	11,125
Less accumulated depreciation	6,915	6,312
Total property and equipment, net	4,368	4,813

Operating lease right-of-use assets, net	14,255	15,265
Goodwill	8,085	8,085
Amortizable intangible assets, net	10,675	11,908
Non-amortizable intangible assets	1,174	1,174
Other assets	558	688
TOTAL ASSETS	$73,201	$71,046

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2025	2024
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,806	$3,798
Accrued expenses	6,334	4,247
Line of credit	7,828	8,197
Current portion of operating lease liabilities	2,045	1,848
TOTAL CURRENT LIABILITIES	21,013	18,090

Operating lease liabilities	17,209	18,680
Deferred tax liabilities	207	210
TOTAL LIABILITIES	38,429	36,980

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,667,447 and 10,544,431 shares issued and outstanding at July 31, 2025 and October 31, 2024, respectively	107	106
Additional paid-in capital	27,791	26,988
Retained earnings	6,874	6,972
TOTAL STOCKHOLDERS' EQUITY	34,772	34,066
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,201	$71,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024

Net sales	$19,790	$16,836	$57,900	$46,404
Cost of sales	13,071	11,875	39,514	33,316

Gross profit	6,719	4,961	18,386	13,088

Operating expenses:
Engineering	759	653	2,124	2,059
Selling and general	5,240	4,727	15,380	13,948
Total operating expenses	5,999	5,380	17,504	16,007

Operating income (loss)	720	(419)	882	(2,919)

Other expense	(240)	(338)	(721)	(676)

Income (loss) before provision (benefit) for income taxes	480	(757)	161	(3,595)
Provision (benefit) for income taxes	88	(52)	259	2,766

Consolidated net income (loss)	$392	$(705)	$(98)	$(6,361)

Earnings (loss) per share:
Basic	$0.04	$(0.07)	$(0.01)	$(0.61)
Diluted	$0.04	$(0.07)	$(0.01)	$(0.61)

Weighted average shares outstanding:
Basic	10,668,375	10,495,082	10,632,566	10,466,862
Diluted	10,774,304	10,495,082	10,632,566	10,466,862

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2025
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2025	10,668,653	$107	$27,581	$6,482	$34,170

Stock-based compensation expense	-	-	219	-	219

Tax withholding related to vesting of restricted stock	(1,206)	-	(9)	-	(9)

Consolidated net income	-	-	-	392	392

Balance, July 31, 2025	10,667,447	$107	$27,791	$6,874	$34,772

	For the Nine Months Ended July 31, 2025
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2024	10,544,431	$106	$26,988	$6,972	$34,066

Exercise of stock options	50,623	1	206	-	207

Stock-based compensation expense	-	-	640	-	640

Issuance of restricted stock	82,500	-	-	-	-

Tax withholding related to vesting of restricted stock	(10,107)	-	(43)	-	(43)

Consolidated net loss	-	-	-	(98)	(98)

Balance, July 31, 2025	10,667,447	$107	$27,791	$6,874	$34,772

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(98)	$(6,361)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense	31	2
Depreciation and amortization	1,848	1,904
Gain on disposal of fixed assets	(12)	-
Stock-based compensation expense	640	744
Amortization of debt issuance cost	130	68
Tax payments related to shares cancelled for vested restricted stock awards	(43)	(9)
Deferred income taxes	(3)	2,674
Extinguishment of debt issuance cost	-	14
Changes in operating assets and liabilities:
Trade accounts receivable	(3,260)	(401)
Inventories	556	3,681
Other current assets	(139)	240
Right-of-use assets	(264)	431
Other long-term assets	-	(1)
Accounts payable	1,008	(52)
Accrued expenses	2,087	475
Net cash provided by operating activities	2,481	3,409

INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	12	-
Capital expenditures	(170)	(564)
Net cash used in investing activities	(158)	(564)

FINANCING ACTIVITIES:
Line of credit proceeds (payments)	(369)	7,704
Debt issuance cost	-	(520)
Proceeds from exercise of stock options	207	-
Term Loan payments	-	(13,162)
Net cash used in financing activities	(162)	(5,978)

Net increase (decrease) in cash and cash equivalents	2,161	(3,133)

Cash and cash equivalents, beginning of period	839	4,897

Cash and cash equivalents, end of period	$3,000	$1,764

Supplemental cash flow information – income taxes paid	$169	$64

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, and other items of gain (loss) and expense required in our view under ASC 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2024 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2024 included in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended October 31, 2024 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the year ended October 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in our Form 10-K.

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

For the three and nine months ended July 31, 2025, we generated operating income of $719,000 and $882,000, respectively, compared to an operating loss of $419,000 and $2,919,000 for the same periods last year. This is a result of an increase in sales, as well as certain cost-cutting measures we implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity. Efforts to reduce expenses included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

On March 15, 2024, the Company entered into the loan and security agreement with EBC, as administrative agent, pursuant to which proceeds from initial drawings under the credit facility with EBC were used to repay in full the outstanding obligations under the prior revolving credit facility and term loan that we had with Bank of America, N.A. (the “Term Loan”). The Term loan was terminated upon entry into the loan and security agreement with EBC.

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

As of July 31, 2025 and October 31, 2024, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature.

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

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At July 31, 2025, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $2.7 million.

Sales from each customer that were 10% or greater of net sales were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Wireless provider A	11%	11%	-	-
Distributor A	15%	-	-	-
Distributor B	-	13%	-	-

For the three months ended July 31, 2025, one wireless provider accounted for 11% of net sales and 17% of total net accounts receivable balance, and one distributor customer accounted for 15% of net sales and 22% of total net accounts receivable balance. For the nine months ended July 31, 2025, no customers accounted for 10% or more of net sales, and the same wireless provider and distributor accounted for 17% and 22% of total net accounts receivable balance, respectively. For the three months ended July 31, 2024, the same wireless provider accounted for 11% of net sales and 18% of total net accounts receivable balance, and a different distributor customer accounted for 13% of net sales and 10% of total net accounts receivable balance. For the nine months ended July 31, 2024, no customers accounted for 10% or more of net sales, and the wireless provider and one distributor customer accounted for 18% and 10% of total net accounts receivable balance, respectively. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2025	October 31, 2024

Raw materials and supplies	$9,586	$10,886
Work in process	793	530
Finished goods	3,790	3,309

Totals	$14,169	$14,725

For the three months ended July 31, 2025 and 2024, no single vendor accounted for 10% or more of inventory purchases. For the nine months ended July 31, 2025 and 2024, no single vendor accounted for 10% or more of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2025	October 31, 2024

Prepaid taxes	$139	$262
Prepaid expense	1,001	699
Deposits	378	329
Other	51	140

Totals	$1,569	$1,430

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	July 31, 2025	October 31, 2024

Wages payable	$2,993	$2,357
Accrued receipts	1,602	762
Deferred revenue	521	-
Other accrued expenses	1,218	1,128

Totals	$6,334	$4,247

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Income (Loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended July 31, 2025, we reported a net income. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 50,000 and 846,889 shares for the three months ended July 31, 2025 and 2024, respectively, and 50,000 and 846,889 shares for the nine months ended July 31, 2025 and 2024, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024

Weighted average shares outstanding for basic earnings per share	10,668,375	10,495,082	10,632,566	10,466,862

Add effects of potentially dilutive securities-assumed exercise of stock options	105,929	-	-	-

Weighted average shares outstanding for diluted earnings per share	10,774,304	10,495,082	10,632,566	10,466,862

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

No other shares or options were granted to Company employees during the three and nine months ended July 31, 2025 and 2024.

The fair value of each option granted during the nine months ended July 31, 2025 and 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2025	2024
Weighted average volatility	44.37%	51.30%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.14	7.00
Risk-free interest rate	4.54%	4.00%
Weighted average fair value of options granted during the year	$1.85	$3.97
Weighted average fair value of options vested during the year	$2.38	$5.08

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

Company stock option plans

Descriptions of our stock option plans are included in Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2024. A summary of the status of the options granted under our stock option plans as of July 31, 2025 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

2025
Shares or	Weighted
Price Per	Average
Share	Exercise Price
Outstanding at beginning of November 1, 2024	874,816	$5.10
Options granted	212,500	$3.97
Options exercised	(50,623)	$4.07
Options canceled or expired	(25,000)	$8.69
Options outstanding at July 31, 2025	1,011,693	$4.82

Options exercisable at July 31, 2025	562,868	$5.52

Options vested and expected to vest at July 31, 2025	1,011,693	$4.82

Option price range at July 31, 2025	$1.90	-	$8.69

Aggregate intrinsic value of options exercised during year	$43,756

Weighted average remaining contractual life of options outstanding as of July 31, 2025: 6.91 years

Weighted average remaining contractual life of options exercisable as of July 31, 2025: 5.67years

Weighted average remaining contractual life of options vested and expected to vest as of July 31, 2025: 6.91 years

Aggregate intrinsic value of options outstanding at July 31, 2025: $3,480,000

Aggregate intrinsic value of options exercisable at July 31, 2025: $1,551,000

Aggregate intrinsic value of options vested and expected to vest at July 31, 2025: $3,480,000

As of July 31, 2025, $919,000 and $686,000 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 1.4 and 1.3 years, respectively.

Stock option expense

During the three months ended July 31, 2025 and 2024, stock-based compensation expense totaled $219,000 and $241,000, respectively, and was classified in selling and general expense. During the nine months ended July 31, 2025 and 2024, stock-based compensation expense totaled $640,000 and $744,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We aggregate operating divisions into two reporting segments that have similar economic characteristics primarily in the following areas: (1) the nature of the product and services; (2) the nature of the production process; (3) the type or class of customer for their products and services; (4) the methods used to distribute their products or services; and (5) if applicable, the nature of the regulatory environment. Based upon this evaluation, as of July 31, 2025, we had two reportable segments – RF Connector and Cable Assembly (“RF Connector”) segment and Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment.

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

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024

United States	$18,432	$15,473	$52,952	$41,948
Foreign Countries:
Canada	1,052	765	3,678	2,595
Germany	138	23	305	118
All Other	168	575	965	1,743
	1,358	1,363	4,948	4,456

Totals	$19,790	$16,836	$57,900	$46,404

Net sales, (loss) income before provision for income taxes and other related segment information for the three months ended July 31, 2025 and 2024 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2025	Cable Assembly	Assembly	Corporate	Total
Net sales	$9,230	$10,560	$-	$19,790
(Loss) income before provision for income taxes	(1,424)	2,144	(240)	480
Depreciation and amortization	518	99	-	617
Total assets	45,675	22,398	5,128	73,201
Expenditures for Segment Assets	60	48	-	108

2024
Net sales	$9,697	$7,139	$-	$16,836
(Loss) income before provision for income taxes	(715)	297	(339)	(757)
Depreciation and amortization	525	113	-	638
Total assets	49,355	18,112	4,393	71,860
Expenditures for Segment Assets	249	3	-	252

Net sales, (loss) income before provision for income taxes and other related segment information for the nine months ended July 31, 2025 and 2024 are as follows (in thousands):

	RF Connector	Custom Cabling
	and	Manufacturing and
2025	Cable Assembly	Assembly	Corporate	Total
Net sales	$27,311	$30,589	$-	$57,900
(Loss) income before provision for income taxes	(4,209)	5,265	(894)	161
Depreciation and amortization	1,554	294	-	1,848
Total assets	45,675	22,398	5,128	73,201
Expenditures for Segment Assets	83	86	-	169

2024
Net sales	$28,406	$17,998	$-	$46,404
(Loss) income before provision for income taxes	(3,104)	386	(877)	(3,595)
Depreciation and amortization	1,610	294	-	1,904
Total assets	49,355	18,112	4,393	71,860
Expenditures for Segment Assets	544	20	-	564

Note 9 – Income taxes

In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of the annual effective tax rate cannot be made due to the sensitivity of changes in estimates of ordinary income (loss). In that case, an entity may report the actual tax provision or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the nine months ended July 31, 2025.

We recorded income tax provisions (benefits) of $88,000 and ($52,000) for the three months ended July 31, 2025 and 2024, respectively. The effective tax rate for the three months ended July 31, 2025 and 2024 was 18.3% and 6.9%, respectively. For the nine months ended July 31, 2025 and 2024, we recorded income tax provisions of $259,000 and $2,766,000, respectively. The effective tax rate for the nine months ended July 31, 2025 and 2024 was 160.9% and (76.9%), respectively. The effective tax rate for the three months and nine months ended July 31, 2025 differed from the U.S. statutory tax rate of 21% primarily due to state taxes, various permanent differences, research and development tax credits, unrecognized tax benefits and change in valuation allowance.

We had $241,000 and $186,000 of unrecognized tax benefits, as of July 31, 2025 and October 31, 2024, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $195,000 as of July 31, 2025.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of July 31, 2025. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the recent trend of losses, the Company has determined that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has a partial valuation allowance against its deferred tax assets. The Company's valuation allowance was $4,146,000 and $3,962,000 as of July 31, 2025 and October 31, 2024.

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (OBBBA), which constitutes the enactment date under GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing foreign-derived intangible income (FDII), and the expansion of Section 162(m) aggregation requirements.

Under GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA is reflected in the Company’s financial statements for the third quarter of fiscal 2025, to the extent applicable, as the tax law changes primarily take effect for the fiscal year ending October 31, 2026. The tax law changes did not change the annual effective tax rate for fiscal 2025 or the valuation allowance assessment. The Company is currently evaluating the impact of the OBBBA for fiscal 2026, and an estimate of the financial effect is not available yet.

Note 10 – Intangible assets

Intangible assets consist of the following as of July 31, 2025 and October 31, 2024 (in thousands):

	July 31, 2025	October 31, 2024
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(4,138)	(3,848)
	1,920	2,210

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(233)	(208)
	135	160

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(387)	(302)
	1,313	1,398

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(3,793)	(2,960)
	7,307	8,140

Totals	$10,675	$11,908

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the nine months ended July 31, 2025 and the year ended October 31, 2024 was $1,233,000 and $1,688,000, respectively. As of July 31, 2025, the weighted-average amortization period for the amortizable intangible assets is 6.91 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ended July 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Operating lease cost	$733	$749	$2,212	$2,217

As of July 31, 2025, operating lease right-of-use assets were $14.3 million and operating lease liabilities totaled $19.3 million, of which $2.0 million is classified as current. There were no finance leases as of July 31, 2025. Future minimum lease payments under non-cancellable leases as of July 31, 2025 are a total of $25.2 million.

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

Debt issuance costs related to the EBC Credit Agreement have been capitalized and the remaining balance, which is included as part of our other long-term assets balance, totaled $282,000 as of July 31, 2025.

As of July 31, 2025, our outstanding borrowings under the EBC Credit Agreement were $7,828,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities in the condensed consolidated balance sheet.

Note 13 – Cash dividend and declared dividends

We did not pay any dividends during the three or nine months ended July 31, 2025, nor during the three or nine months ended July 31, 2024.

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

Critical Accounting Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no material changes during the three months ended July 31, 2025 to the items that we disclosed as our critical accounting estimates in the MD&A in our Annual Report on Form10-K for the fiscal year ended October 31, 2024.

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

For the nine months ended July 31, 2025, revenues from the Custom Cabling segment were generated from the sale of fiber optics cable, copper cabling, custom patch cord assemblies, and wiring harnesses, which collectively accounted for 53% of the Company’s total sales. Revenues from the RF Connector segment were generated from the sales of RF Connector products and cable assemblies and accounted for 47% of total sales for the nine months ended July 31, 2025. The RF Connector segment mostly sells standardized products regularly used by customers and, therefore, has a more stable revenue stream. On the other hand, the Custom Cabling segment mostly designs, manufactures, and sells customized cabling and wireless-related equipment under larger purchase orders. Accordingly, the Custom Cabling segment is more dependent upon larger orders and its revenues can therefore be more volatile than the revenues of the RF Connector segment.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. We generated operating income during the nine months ended July 31, 2025, as we saw sales continue to recover during the current period. Further, the cost-cutting measures that were implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity have started to be realized. These cost-cutting efforts included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of July 31, 2025, we had a total of $3.0 million of cash and cash equivalents compared to a total of $0.8 million of cash and cash equivalents as of October 31, 2024. As of July 31, 2025, we had working capital of $13.1 million and a current ratio of approximately 1.6:1 with current assets of $34.1 million and current liabilities of $21.0 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of July 31, 2025, we had $19.7 million of backlog, compared to $19.5 million as of October 31, 2024, due primarily to shipments against our backlog and timing of orders. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the nine months ended July 31, 2025, we generated $2.5 million of cash in our operating activities. This net inflow of cash is primarily related to a decrease in inventories of $0.6 million as a result of better inventory management and supply chain conditions improving allowing us to carry less inventory on hand, $1.8 million from depreciation and amortization, $1.0 million from the change in accounts payable, $0.6 million from stock-based compensation expense, $2.1 million from the change in accrued expenses, $0.1 million from amortization of debt issuance costs and $31,000 from bad debt expense. The cash usage was primarily due to the net loss of $0.1 million, the change in accounts receivable of $3.3 million, the change in other current assets of $0.1 million, right-of-use assets of $0.3 million, $43,000 tax payments on cancelled shares of restricted stock, $12,000 gain on disposal of fixed assets and $3,000 from deferred income taxes.

During the nine months ended July 31, 2025, we also spent $170,000 on capital expenditures, repaid $0.4 million on the revolving credit facility with EBC, received $0.2 million in proceeds from the exercise of stock options and received $12,000 in proceeds from sales of fixed assets.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment or financed some of our equipment and furnishings requirements through capital leases. At this time, we have not identified any additional capital equipment purchases that would require significant additional leasing or capital expenditures during the next 12 months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders, and our anticipated future operations, we would be able to finance our expansion, if necessary.

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

Results of Operations

Three Months Ended July 31, 2025 vs. Three Months Ended July 31, 2024

Net sales for the three months ended July 31, 2025 (the “fiscal 2025 quarter”) increased by 17.9%, or $3.0 million, to $19.8 million as compared to the three months ended July 31, 2024 (the “fiscal 2024 quarter”). Net sales for the fiscal 2025 quarter at the Custom Cabling segment increased by $3.5 million, or 49.3%, to $10.6 million, compared to $7.1 million in the fiscal 2024 quarter. The increase was primarily driven by aerospace and new market penetration in our Custom Cabling segment. Net sales for the fiscal 2025 quarter at the RF Connector segment decreased by $0.5 million, or 5.2%, to $9.2 million as compared to $9.7 million in the fiscal 2024 quarter, primarily due to timing of small cell applications and deployment.

Gross profit for the fiscal 2025 quarter increased by $1.7 million to $6.7 million, and gross margins increased to 34% of sales compared to 29.5% of sales in the fiscal 2024 quarter. The increases in gross profit and gross margins were primarily related to the overall product mix and new market penetration.

Engineering expenses increased by $0.1 million to $0.8 million in the fiscal 2025 quarter compared to $0.7 million in the fiscal 2024 quarter. The increase was the result of new product development. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.5 million to $5.2 million (26.5% of sales) compared to $4.7 million (28.1% of sales) in the third quarter last year primarily due to an increase in variable compensation related to commissions and bonuses as a result of the higher sales and investment in additional resources.

For the fiscal 2025 quarter, the Custom Cabling segment had pretax income of $2.1 million and the RF Connector segment had a pretax loss of $1.4 million, as compared to $0.3 million income and $0.7 million loss, respectively, for the comparable quarter last year. The increase in pretax income at the Custom Cabling segment was the result of product mix servicing the aerospace and enterprise markets. The increase in pretax loss at the RF Connector segment was primarily due to a decrease in sales relating to timing of orders.

For the fiscal 2025 and 2024 quarters, we recorded income tax provision of $88,000 and income tax benefit of $52,000, respectively. The effective tax rate was 18.3% for the fiscal 2025 quarter, compared to 6.9% for the fiscal 2024 quarter. The change in the effective tax rate from the fiscal 2025 quarter to fiscal 2024 quarter was primarily driven by the effects of the change in valuation allowance, research and development credits, state income taxes, and other expected permanent differences.

For the fiscal 2025 quarter, net income was $0.4 million and fully diluted earnings per share was $0.04, compared to a net loss of $0.7 million and fully diluted loss per share of $0.07 for the fiscal 2024 quarter. For the fiscal 2025 quarter, the diluted weighted average shares outstanding were 10,668,375 as compared to 10,495,082 for the fiscal 2024 quarter.

Nine Months Ended July 31, 2025 vs. Nine Months Ended July 31, 2024

Net sales for the nine months ended July 31, 2025 (the “fiscal 2025 nine-month period”) of $57.9 million increased by 24.8%, or $11.5 million, compared to the nine months ended July 31, 2024 (the “fiscal 2024 nine-month period”). The increase in net sales is attributable mainly to the Custom Cabling segment, which increased by $12.6 million, or 70.0%, to $30.6 million compared to $18.0 million in the fiscal 2024 nine-month period, primarily driven by tier one carrier applications for our direct air cooling and small cell enclosure offering and new market penetration through our Cables Unlimited business division. Net sales for the fiscal 2025 nine-month period at the RF Connector segment decreased by $1.1 million, or 3.9%, to $27.3 million compared to $28.4 million in the fiscal 2024 nine-month period, primarily due to fluctuations in our distribution business.

Gross profit for the fiscal 2025 nine-month period increased by $5.3 million to $18.4 million while gross margins increased to 31.8% of sales compared to 28.2% of sales in the fiscal 2024 nine-month period. The increases in gross profit and gross margins were primarily driven by applications for our direct air cooling and small cell enclosure offerings and our diverse custom cabling product offerings into aerospace and enterprise markets.

Engineering expenses remained consistent at $2.1 million for the fiscal 2025 nine-month period compared to the fiscal 2024 nine-month period. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $1.5 million to $15.4 million (26.6% of sales) compared to $13.9 million (30.0% of sales) in the nine-month period last year primarily due to an increase in variable compensation related to commissions as a result of the higher sales, bonuses and investment in additional resources. We incurred one-time charges of $0.2 million relating to severance and related legal expenses in the fiscal 2025 nine-month period.

For the fiscal 2025 nine-month period, pretax income for the Custom Cabling segment was $5.3 million and the pretax loss for the RF Connector segment was $4.2 million, as compared to $0.4 million income and $3.1 million loss, respectively, for the comparable nine-month period last year.

For the fiscal 2025 and 2024 nine-month periods, we recorded income tax provision of $259,000 and $2,766,000, respectively. The effective tax rate was 160.9% for the fiscal 2025 nine-month period, compared to (76.9%) for the fiscal 2024 nine-month period. The change in effective tax rate for the fiscal 2025 and 2024 nine-month periods was primarily driven by the effects of the change in valuation allowance, research and development credits, state income taxes, and other expected permanent differences.

For the fiscal 2025 nine-month period, net loss was $0.1 million and fully diluted loss per share was ($0.01) per share as compared to a net loss of $6.4 million and fully diluted loss per share of ($0.61) per share for the fiscal 2024 nine-month period. For the fiscal 2025 nine-month period, the diluted weighted average shares outstanding were 10,632,566 as compared to 10,466,862 for the fiscal 2024 nine-month period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2025.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2025, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is a party to various claims and legal proceedings that arise in the ordinary course of business. Except as discussed below, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows. The Company discloses contingent liabilities even if the liability is not probable or estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

Employee Class Action

On July 24, 2024, a former employee (“Plaintiff”) filed a class action lawsuit against the Company and its subsidiary C Enterprises, Inc., in San Diego County Superior Court. The case is before the Honorable Gregory W. Pollack, and asserts allegations of California state law violations pertaining to: (1) straight time wages; (2) overtime wages; (3) meal periods; (4) rest periods; (5) business expense reimbursement; (6) timely payment of wages at termination; (7) provision of accurate itemized wage statements; and (8) California’s unfair competition law. This action seeks damages on behalf of a putative class of non-exempt employees who worked for the Company in California at any time from July 24, 2020, through the present.

On July 23, 2024, Plaintiff provided notice of the alleged violations of law above to California’s Labor and Workforce Development Agency (“LWDA”) under the Private Attorneys General Act of 2004 (“PAGA”). On or about October 18, 2024, Plaintiff filed her First Amended Complaint (“FAC”), which amended her class complaint to include a cause of action under PAGA, whereby Plaintiff seeks penalties on behalf of the State of California and other similarly situated employees for the period of August 14, 2023, through the present.

As of September 11, 2025, no class certification deadline or trial date has been set. The parties attended private mediation on August 7, 2025. The parties thereafter reached a settlement in principle, for which the parties are currently negotiating a long-form settlement agreement. Any settlement will be subject to Court approval. A case management conference is scheduled for December 19, 2025.

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

For example, recently, the U.S. government imposed significant tariffs on foreign imports into the United States, including higher tariff levels on imports from China, Mexico and Canada. The U.S. continues to implement new, reinstated or adjusted tariffs, and we expect that it will continue with this practice. These actions have and are expected to continue to result in retaliatory measures on U.S. goods. The current situation is dynamic, and we cannot predict at this time whether the imposed tariffs will be maintained. If maintained, such tariffs and the potential escalation of trade disputes could pose a significant risk to our business, including an increase to the cost of our products and, to the extent we absorb the costs of tariffs and do not pass them through to our customers, higher cost of goods sold and lower gross profit and margins. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended July 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

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

RF INDUSTRIES, LTD.

Date: September 11, 2025	By:	/s/ Robert Dawson
Robert Dawson Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2025	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)