Form 10-K
period 2025-10-31
R F INDUSTRIES LTD
filed 2026-01-14
CIK 740664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $34.6 million.

On January 14, 2026 the Registrant had 10,713,801 outstanding shares of Common Stock, $0.01 par value.

Forward-Looking Statements:

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), and other oral and written statements made by the Company from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to meet customer demand through pricing and product offerings and efficient inventory and distribution channel management, to continue to source our raw materials and products from our suppliers and manufacturers, particularly those in Asia, the market demand for our products, which market demand is dependent in large part on the state of the telecommunications industry, the Company’s ability to continue as a going concern, the Company’s ability to remain in compliance with its existing capital loan terms and financial covenants and whether plans to develop 5G networks accelerate as expected, as well as our ability to meet any such demand, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

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

•  We have entered into a credit facility, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

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

•  Our business, financial condition and results of operations could be harmed by the effects of public health crises.

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

•  We are subject to risks from changes to the trade policies, tariffs and import and export regulations of the U.S. and foreign governments.

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

•  Claims by other companies that we infringe their intellectual property could adversely affect our business.

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

We previously managed our business as two reportable segments: (i) the RF Connector and Cable Assembly (“RF Connector”) segment, and (ii) the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. During the fourth quarter of fiscal year 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, our previous RF Connector and Custom Cabling operating segments were combined into a single reportable segment. The Company’s operations are managed and reported to the Chief Executive Officer, our chief operating decision maker (“CODM”), on a consolidated basis.

We have one reportable business segment. The products and solutions that we offer are discussed below and a summary of our net revenue by these product and solution categories is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report. A discussion of factors potentially affecting our net revenue and other operating results is set forth in “Risk Factors” included in Part I, Item 1A of this Report.

Recent Events

On March 15, 2024, we entered into a loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) and used proceeds from the initial drawings under the EBC Credit Facilities (as defined below) to repay in full outstanding obligations under our previous loan agreement and to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. Our previous loan agreement with Bank of America, N.A. was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). On June 14, 2024, the parties entered into the First Amendment to the EBC Credit Agreement (the “First Amendment”), which provided for a modified EBC Additional Line of $1.0 million through July 12, 2024, $666,666.67 from July 13, 2024 through August 11, 2024 and $333,333.34 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities are based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

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

On November 5, 2025, the parties entered into the Second Amendment to the EBC Credit Agreement (the “Second Amendment”). The Second Amendment amended the EBC Credit Agreement to, among other things, (i) extend the maturity date of the EBC Revolving Loan Facility to March 15, 2029, (ii) decrease the minimum EBC Revolving Loan Facility outstanding principal amount to $4.0 million and (iii) decrease the interest rate for the EBC Revolving Loan Facility to Adjusted Term SOFR or the base rate, as applicable, plus the Applicable Margin (as defined in the EBC Credit Agreement). The Applicable Margin is determined quarterly under a two-prong pricing grid based on both the Average Excess Availability (as defined in the EBC Credit Agreement) and Fixed Charge Coverage Ratio for the most recently ended fiscal quarter, as set forth on Annex IV to the EBC Credit Agreement, as amended.

Strategy

Our overall strategy is to provide our customers with a broad selection of products and solutions, rapid and high-quality service, and custom design capabilities, all at competitive prices. Specifically, our strategy is the following:

Provide rapid and flexible design and manufacturing services. We are focused on providing a standardized portfolio, allowing for quick-turn readily available products, while having the capabilities, flexible design and manufacturing services to customize our offering to address customer specific requirements or applications.

Competitive pricing. Our manufacturing and distribution arrangements have been designed to lower costs and enable us to offer prices on both our standard and custom manufactured products and solutions that are competitive with the marketplace, all while keeping quality as a priority.

Leverage our manufacturing and distribution capabilities and facilities. Our strategy is to operate our manufacturing and distribution locations to best provide our customers with a competitively priced, high-quality product and solution offering delivered with a fast turnaround time. As part of this strategy, we utilize a “one-company” approach to production and distribution locations and allocate our resources based on each location’s production specialization capabilities, its proximity to the shipment destination, and other factors. Using this “one-company” approach, our goal is to leverage available capacity and shorten delivery times, while potentially providing lower shipping costs. We operate manufacturing and distribution locations in California and in the Northeastern United States.

Integrate marketing and selling efforts. Our strategy is to integrate and cross-sell our various historical and acquired products and solutions. We have integrated our customer-centric marketing and sales efforts, thereby expanding the number and type of solutions we can offer to our existing client base, while also using this cross-sell approach to win new customers.

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

Targeted focus of product lines. Our strategy is to focus on passive products rather than manufacturing and selling operating or active components or products. Our product line focus is to support and leverage our distribution channels with our core passive interconnect and cable assemblies offering, while in parallel we continue to expand our portfolio of integrated solutions to address key end customer and market applications. As we have grown in recent years, we have placed a specific emphasis on expanding our solutions to offer more of the bill of materials required to deploy specific connectivity systems and applications in key markets, such as wireless and public safety communications.

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

Expand our reach in existing markets while moving into new markets. We are focused on leveraging our successes in key existing markets and applications to expand our reach within those markets and our current customers. Additionally, we have a growth focus to leverage our experience and expertise to move into similar applications in new markets and customers.

Grow through strategic and targeted acquisitions. We will continue to consider strategic acquisitions of companies or technologies that can increase our customer penetration and/or diversify our customer base, supplement our management team, expand our product offerings, and/or expand our footprint in relevant market segments.

Operations

We previously managed our business as two reportable segments: the RF Connector segment and the Custom Cabling segment. During the fourth quarter of fiscal year 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization. As a result of these changes, our previous RF Connector and Custom Cabling operating segments were combined into a single reportable segment.

The RF Connector and Cable Assembly division (“RF Connector division”), which is based at our headquarters in San Diego, California, is primarily engaged in the design, manufacture and distribution of coaxial connector solutions for companies that design, build, operate, maintain and use a variety of connectivity/communication applications. Coaxial connector products consist primarily of connectors which, when attached to a coaxial cable, facilitate the transmission of analog and digital signals in various frequencies. Although most of the connectors are designed to fit standard cable products, the RF Connector division also sells custom connectors specifically designed and manufactured to suit its customers’ requirements. Additionally, during fiscal year 2023, the Company integrated the former C Enterprises division into the RF Connector division and San Diego headquarters.

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

We design our connectors at our headquarters in San Diego, California; however, most of the connectors are manufactured for us by third-party foreign manufacturers located in Asia.

Microlab/FXR LLC. Microlab/FXR LLC (“Microlab”) was acquired in March 2022, and is based in Parsippany, New Jersey. Microlab designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks. Manufacturing operations are performed at Microlab’s facilities in Parsippany, New Jersey. However, most of the connectors are manufactured for us by third-party foreign manufacturers located in Asia.

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

Product and Solutions Description

We produce a large variety of products and solutions that enable communications and connectivity that are used in networks, industrial applications, and a range of other markets and industries. The solutions that we offer and sell consist of the following three areas:

Interconnect

We design, develop and manufacture standard and custom coaxial, fiber optic, copper, and data cables, jumpers and assemblies to provide connectivity solutions for numerous applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets.

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

We design, manufacture and market a broad range of coaxial connectors and adapters for numerous applications in commercial, industrial, automotive, transportation, scientific, aerospace and military markets.

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

We carry thousands of separate types of connectors, most of which are available in standard sizes and configurations and that are also offered by other companies. However, we also have some proprietary products, including the CompPro product line, CompPro is a patented compression technology that offers advantages for a water-tight, ruggedized connection, providing easier installation, and improved system reliability on braided cables. CompPro is used by wireless network operators, installers and distributors in North America and other parts of the world.

We also design and sell a variety of connector tools and hand tools that are assembled into kits used by lab and field technicians, research and development technicians and engineers. These tools are manufactured for us by outside contractors. Tool products are carried as an accommodation to our customers and have not materially contributed to our revenues.

Custom Cabling

We design, manufacture, and sell cable assemblies and wiring harnesses for industrial, oilfield, instrumentation, medical, manufacturing, and aerospace and defense applications. Wire and cable assembly products include custom wire harnesses, ribbon cable, electromechanical and kitted assemblies, networking and communications cabling. DIN and Mini DIN connector assemblies include power cord, coaxial, Mil-spec and testing.

Additionally, we design, manufacture, and sell custom and unique fiber optic solutions. Our Cables Unlimited division is a Corning Cable Systems CAH Connections SM Gold Program member that is authorized to manufacture fiber optic products that are backed by Corning Cable Systems’ extended warranty. Through Cables Unlimited, we offer a broad range of interconnect products and systems that have the ability to combine radio frequency and fiber optic interconnect components, with various connectors and power cables through customized solutions for these customers. Cables Unlimited also manufactures OptiFlex, a custom designed hybrid fiber optic and DC power cabling solution manufactured for wireless service providers engaged in upgrading their cell towers. The custom hybrid cable is significantly lighter and possesses greater flexibility than cables previously used for wireless service.

Integrated Systems

Our integrated systems products and solutions consist of technology-centric systems that are designed and engineered for key communications and industrial applications. In many cases these systems combine products, components, and technologies from several different areas of our offering to deliver high value solutions to challenging customer applications.

Thermal Control Systems

We engineer, design, manufacture and sell patented intelligent thermal control systems for cabinets, enclosures, and small buildings that house communications equipment. The thermal control systems, which can be controlled offsite using networked software, maintain the interior temperature of these facilities.

Concealment Solutions

We design and sell integrated shrouds and enclosures for small cell deployments that reduce installation time and improve aesthetics by eliminating the exterior cabling used with current configurations.

Passive RF Products

We design and manufacture high-performance RF and microwave high-performance components such as dividers, directional couplers and filters enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks.

Foreign Sales

Net sales to foreign customers accounted for $6,750,000 (or approximately 8%) of our net sales, and $6,014,000 (or approximately 9%) of our net sales for the fiscal years ended October 31, 2025 and 2024, respectively. The majority of the export sales during these periods were to Canada.

We do not own or directly operate any manufacturing operations or sales offices in foreign countries.

Distribution and Marketing

We currently sell our products through independent warehousing distributors and through our in-house marketing and sales team. Sales through independent distributors accounted for approximately 28% of our net sales for the fiscal year ended October 31, 2025. Our agreements with most of the distributors are nonexclusive and generally may be terminated by either party upon 30-60 days’ written notice. The Company directly sells certain of its products to large, national telecommunication equipment and solution providers who include the Company’s products in their own product offerings.

Manufacturing

We contract with outside third parties for the manufacture of a significant portion of our coaxial connectors. However, virtually all of the RF cable assemblies sold during the fiscal year ended October 31, 2025 were assembled at the International Organization for Standardization (“ISO”) approved factory in San Diego, California. We procure our raw cable from manufacturers with ISO-approved factories in the United States, China, and Taiwan. The Company primarily relies on several third-party partners for the manufacture of its coaxial connectors, tools and other passive components and receives bulk cable from multiple manufacturing plants. Although we do not have manufacturing contracts with these manufacturers for our connectors and cable products, we do have long-term purchasing relationships. There are certain risks associated with our dependence on third-party manufacturers for some of our products. See “Risk Factors” below. We have in-house design engineers who create the engineering drawings for fabrication and assembly of connectors and cable assemblies. Accordingly, the third-party manufacturers are not primarily responsible for design work related to the manufacture of our connectors and cable assemblies. Although our current facilities are set up to manufacture certain lines of products, manufacturing of certain products is often shifted to other facilities to alleviate capacity limitations or to address a customer’s product manufacturing schedule requirements.

We manufacture custom cable assemblies, adapters and electromechanical wiring harnesses and other products through Cables Unlimited at its Yaphank, New York manufacturing facility. The Yaphank facility is an ISO-approved and AS9100 certified factory (AS9100 certification is an international standard for a Quality Management System (QMS) in the aviation, space, and defense industries, requiring companies to meet specific aerospace-related requirements). Cables Unlimited is a Corning Cable Systems CAH Connections SM Gold Program member, authorized to manufacture fiber optic products and assemblies that are backed by Corning Cable Systems’ extended warranty.

The Milford, Connecticut facility of Rel-Tech is an ISO-approved manufacturing facility that is primarily used to manufacture cable assemblies, electromechanical assemblies, wiring harnesses and other similar products.

Our ISO-approved manufacturing facility in Parsippany, New Jersey oversees the design and manufacture of a wide selection of RF components and integrated subsystems branded Microlab. Additionally, this location designs and manufactures both our DAC thermal cooling systems and concealment solutions in accordance with the ETL Listing standards (ETL listing is a certification mark indicating that a product has been tested and verified to meet safety and performance standards for use in North America. It is administered by Intertek, an organization recognized by the U.S. Occupational Safety and Health Administration (OSHA) as a Nationally Recognized Testing Laboratory (NRTL)). These efforts are supported by a design and engineering office in North Kingstown, Rhode Island.

Raw Materials

Connector materials are typically made of commodity metals such as copper, brass and zinc and include small applications of precious materials, including silver and gold. The RF Connector division and Microlab division purchase most of their connector products from contract manufacturers located in Asia and the United States. We believe that the raw materials used in our products are readily available and that we are not currently dependent on any supplier for our raw materials. We do not currently have any long-term purchase or supply agreements with our connector suppliers. We believe there are numerous domestic and international suppliers of other coaxial connectors that we may utilize for any of our cabling products.

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

Backlog

As of October 31, 2025, our estimated backlog of unfilled firm orders was approximately $15.5 million compared with backlog of approximately $19.5 million as of October 31, 2024. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions and, in particular, for project-based orders from wireless carrier customers for custom cable assemblies at our Cables Unlimited division. Since purchase orders are submitted from customers based on the estimated timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to shipment delays and to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

It is expected that a substantial portion of the backlog will be filled within the next 12 months. Most of the orders that we receive, particularly for our interconnect products, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Human Capital

As of October 31, 2025, we employed 289 full-time employees, of whom 67 were in accounting, administration, sales and management, 208 were in manufacturing, distribution and assembly, and 14 were engineers engaged in design, engineering and research and development. The employees were based at our facilities in San Diego, California (132 employees), Yaphank, New York (64 employees), Milford, Connecticut (47 employees), Parsippany, New Jersey (43 employees), and North Kingstown, Rhode Island (3 employees). We also occasionally hire part-time employees. We believe that we have a good relationship with our employees.

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

Our Schrofftech subsidiary owns ten issued patents on its proprietary telecom shelter cooling and control system technology and its equipment room ventilation controls.  Schrofftech has also filed three pending patent application related to ventilation and control equipment and controls.

Our Microlab division carries three additional patents regarding GPS signal repeaters, RF System Monitoring, and RF Tappers. There is also one pending application for RF system conditioning.

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

Warranties and Terms

We warrant our products to be free from defects in material and workmanship for varying warranty periods, depending upon the product. Products are generally warranted to the dealer for one year, with the dealer responsible for any additional warranty it may make. The RF Connector products are warranted for the useful life of the connectors. Our thermal cooling systems may include a warranty for one year or more on parts, and in some cases labor, for certain customers. These warranties are generally serviced by third party services companies hired by the end customer. We service these warranties by providing replacements parts or systems. Although we have not experienced any significant warranty claims to date, there can be no assurance that we will not be subjected to such claims in the future.

We usually sell to customers on 30 to 60-day terms pursuant to invoices and do not generally grant extended payment terms. Generally, customers may delay, cancel, reduce, or return products after shipment subject to a restocking charge.

Under the agreement with Corning Cables Systems LLC, Cables Unlimited is authorized to manufacture optic cable assemblies that are backed by Corning Cables Systems’ extended warranty (referred to as the “Gold Certified Warranty”).

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

Our products are Restriction on Hazardous Substances (“RoHS”) compliant.

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state, and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2025, and there are no material expenditures planned for such purposes in fiscal year 2026.

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

We have entered into a credit facility, which may expose us to additional risks, including risks associated with the inability to repay the loan on a timely basis.

On March 15, 2024, we entered into a loan and security agreement (the “EBC Credit Agreement”), with Eclipse Business Capital as administrative agent (“EBC”), which providing for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). We used proceeds from the initial drawings under the EBC Credit Facilities to repay in full outstanding obligations under the loan agreement (the “BofA Loan Agreement”) previously entered into by us and Bank of America, N.A. (“BofA”) used to fund our acquisition of Microlab. Additional proceeds from the initial drawings under the EBC Credit Facilities were used to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. The BofA Loan Agreement was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

Pursuant to the terms of the First Amendment to the EBC Credit Agreement entered into by the parties on June 14, 2024, the EBC Additional Line was modified to provide for $1.0 million through July 12, 2024, $666,666.67 from July 13, 2024 through August 11, 2024 and $333,333.34 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities are based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the secured overnight financing rate “SOFR”), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrue interest at a rate of Adjusted term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We are required to pay a commitment fee of 0.50% per annum for the unused portion of the EBC Revolving Loan Facility. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

On November 5, 2025, the parties entered into the Second Amendment to the EBC Credit Agreement, which (i) extended the maturity date of the EBC Revolving Loan Facility to March 15, 2029, (ii) decreased the minimum EBC Revolving Loan Facility outstanding principal amount to $4.0 million and (iii) decreased the interest rate for the EBC Revolving Loan Facility to Adjusted Term SOFR or the base rate, as applicable, plus the Applicable Margin (as defined in the EBC Credit Agreement). The Applicable Margin is determined quarterly under a two-prong pricing grid based on both the Average Excess Availability (as defined in the EBC Credit Agreement) and Fixed Charge Coverage Ratio for the most recently ended fiscal quarter, as set forth on Annex IV to the EBC Credit Agreement, as amended.

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

Substantially all of the RF Connector division’s connector products are manufactured by third-party contract manufacturers. We rely on them to procure components for RF connectors and in certain cases to design, assemble and test the products on a timely and cost-efficient basis. If our contract manufacturers are unable to complete design work on a timely basis, we will experience delays in product development and our ability to compete may be harmed. In addition, because some of our manufacturers have manufacturing facilities in Taiwan and China, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. Further, health crises, including epidemics or pandemics and government and business responses thereto, could affect our manufacturers, including by resulting in quarantines and/or closures, which could result in potential closures and disruptions to our manufacturing needs. If our manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, our operations would be disrupted and our net revenue and profitability would suffer. Moreover, if our third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a higher rate of product returns, which would also reduce our profitability and may harm our reputation and brand.

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

As part of our plan to operate businesses that are profitable and that reflect the changing market, we from time to time sell unprofitable divisions and purchase new businesses. In addition, we have previously disclosed that, as part of our growth strategy, we intend to make additional acquisitions of businesses in the future. While we believe that restructuring our operations and acquiring other businesses will benefit us in the longer term, these acquisitions have in the short-term caused us to incur additional legal, accounting and administrative expenses, including the cost of integrating the various accounting systems of our new subsidiaries, upgrading our information systems, and the cost of managing various divisions in separate locations and states. We may in the future make additional acquisitions. Accordingly, we will be subject to numerous risks associated with the acquisition of additional businesses, including:

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

In addition to the normal risks associated with purchasing a new business and operating at a new location, the Company’s acquisition of Microlab in 2022 reduced our cash on hand by over $7.3 million and we took on $17 million of indebtedness and related financial covenants under the BofA Term Loan. In March 2024, we entered into the EBC Credit Agreement, which replaced the BofA Term Loan. The new credit facility requires the maintenance of certain financial covenants, including Excess Availability requirements and capital expenditure limitations. A breach of any of the covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, the commercial bank could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable. The credit facility is secured by a lien on substantially all personal property of the Company and certain of its subsidiaries.

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

Our business, financial condition and results of operations could be harmed by the effects of public health crises.

We are subject to risks associated with public health threats, including epidemics or pandemics, which could have an adverse impact on certain aspects of our business. The extent to which a public health crisis impacts our business, results of operations, and financial condition will depend on a number of developments which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration, spread and severity of outbreaks, government responses and other actions to mitigate the spread of and to treat such outbreaks and when and to what extent business, economic and social activity and conditions are disrupted.

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

We generate much of our revenue from a limited number of customers. For the year ended October 31, 2025, a wireless provider customer accounted for approximately 10% of total sales and approximately 26% of the total net accounts receivable balance, and an aerospace customer accounted for less than 10% of total sales and approximately 18% of the total net accounts receivable balance. For the year ended October 31, 2024, a wireless provider customer and a distributor customer both accounted for less than 10% of total sales, and accounted for approximately 15% and 10% of the total net accounts receivable balance, respectively. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits. Adverse events affecting our principal customers could also negatively affect our ability to retain their business and obtain new orders, which could adversely affect our revenue and results of operations.

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

Sales to customers located outside the United States, either directly or through U.S. and foreign distributors, accounted for approximately 8% and 9% of our net sales during the years ended October 31, 2025 and 2024, respectively. International revenues are subject to a number of risks, including:

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

Since sales made to foreign customers have historically been in U.S. dollars, previously we have not been exposed to the risks of foreign currency fluctuations. However, with the acquisition of Microlab, sales made to certain foreign customers were denominated in the currencies of the countries where sales are made and for the fiscal years ended October 31, 2025 and 2024, we recognized $19,000 and $33,000 in foreign currency exchange gain at time of collection, respectively.

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

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. Additionally, we may be exposed to increased cybersecurity risks as a result of remote working. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyberattack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to date we have not experienced any material losses relating to cyberattacks, there can be no assurance that we will not suffer such losses in the future. Cyberattacks are increasing in their frequency, sophistication and intensity. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

As of October 31, 2025 and 2024, we determined that our internal control over financial reporting was effective. However, no assurance can be given that there will not be failures in our internal controls in future periods.

While we have in the past paid dividends, no assurance can be given that we will declare or pay cash dividends in the future.

During fiscal 2025, we did not make any dividend distributions to our stockholders. Dividends are declared and paid at the discretion of the Board of Directors subject to applicable laws, and depend on a number of factors, including our financial condition, results of operations, capital requirements, plans for future acquisitions, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. Therefore, even if our operations return to their prior level of profitability, any decision to pay dividends in the future will depend on various other factors that the Board may consider relevant. Accordingly, no assurance can be given that we will once again pay dividends in the future. If we do not pay a cash dividend, our stockholders will not realize a return on their investment in the common stock except to the extent of any appreciation in the value of the common stock.

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

As of October 31, 2025, we had 10,713,801 shares of common stock outstanding. In addition, we had outstanding options for the purchase of 1,005,693 shares of common stock, the exercise of which would increase the number of common stock outstanding. The issuance and subsequent sale of the shares underlying these stock options could depress the trading price of our common stock. As of October 31, 2025, we also had 974,022 shares available for future grant as stock options or restricted shares, the issuance and sale of which could also impact our stock price.

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

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended (“Regulation S-K”), which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

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

We review our cybersecurity risk framework and related policies annually with senior management to help identify areas for continued focus and improvement. We also engage third-party experts to review and assess our processes to ensure they are robust and consistent with the current security landscape. The data center where we host our critical data is SOC II complaint.

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

Governance

Role of the Board of Directors and the Audit Committee

As part of the Board of Directors’ role in overseeing the Company’s enterprise risk management program, which includes our cybersecurity risk management framework, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact the Company. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee is responsible for overseeing the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework, taking into account the Company’s risk exposures and progress of its risk management processes. The Audit Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management as part of its review, which may cover topics including, among others, recent cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our incident response plan, material cybersecurity risks, whether developing or actual, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices. Material cybersecurity risks are also discussed during separate Board meetings as part of the Board’s risk oversight generally.

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

We currently lease 86,952 square feet of space for our corporate headquarters and RF connector and cable assembly manufacturing facilities in San Diego, California. On June 27, 2023, we entered into a Managed Client Agreement with RGN-MCA San Diego II, LLC (“IWG”) pursuant to which IWG agreed to provide managed services for flexible workspaces under the “Regus” brand for 39,979 square feet on the 1st and 2nd floor(s) of the adjacent and vacant office spaces of our corporate headquarters. We occupy 46,973 square feet of office, warehouse and manufacturing space that house our corporate administration, sales and marketing, and engineering departments.  The buildings are also used for production and warehousing by our RF Connector and Cable Assembly division. We also lease 38,200 square feet of office and commercial lab space in Parsippany, New Jersey, where we operate the Microlab division. Additionally, we lease spaces in three other locations in the United States that house the administration offices and manufacturing facilities for our other divisions.  The table below shows a summary of the square footage of these locations as of October 31, 2025:

Divisions	Lease Location	Square Footage
Rel-Tech	Milford, CT	13,750
Schroff	North Kingstown, RI	7,000
Cables Unlimited	Yaphank, NY	19,500

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below, as of the date of this report, we are not subject to any proceeding that is not in the ordinary course of business or that is material to the financial condition of our business.

Employee Class Action

On July 24, 2024, a former employee (“Plaintiff”) filed a class action lawsuit against the Company and its subsidiary, C Enterprises, Inc., in San Diego County Superior Court. The case is before the Honorable Gregory W. Pollack, and asserts allegations of California state law violations pertaining to: (1) straight time wages; (2) overtime wages; (3) meal periods; (4) rest periods; (5) business expense reimbursement; (6) timely payment of wages at termination; (7) provision of accurate itemized wage statements; and (8) California’s unfair competition law. This action seeks damages on behalf of a putative class of non-exempt employees who worked for the Company in California at any time from July 24, 2020, through the present.

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

As of January 14, 2025, no class certification deadline or trial date has been set. The parties attended private mediation on August 7, 2025. The parties thereafter reached a settlement in principle, for which the parties are in the final stages of negotiating a long-form settlement agreement.

On October 30, 2025, we executed a memorandum of understanding, pursuant to which the Company agrees to pay, on an all-in and non-reversionary basis, a total settlement amount of $855,000, which has been accrued as of October 31, 2025.

The settlement will be subject to Court approval. Once the long-form settlement agreement is fully executed, a Preliminary Approval Hearing date will be scheduled. A case management conference is currently scheduled for December 4, 2026.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. RF Industries, Ltd.’s common stock is listed on The Nasdaq Global Market and is traded under the “RFIL” trading symbol.

Stockholders. As of October 31, 2025, there were 240 holders of our common stock according to the records of our transfer agent, Continental Stock Transfer & Trust Company, New York, New York, not including holders who hold their stock in “street name.”

Issuer Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2025.

Recent Sales of Unregistered Securities. There were no previously unreported sales of equity securities by us that were not registered under the Securities Act during fiscal 2025.

Dividend Policy. Due to the current economic uncertainty and other financial considerations, our Board did not issue any dividend payments in fiscal year 2025. In the past our Board has approved dividend payments, but no assurance can be given if, or when the Board will resume dividend payments. The declaration and amount of any actual cash dividend are in the sole discretion of the Board and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and financial position, as well as general economic and business conditions. Accordingly, if and when any dividends will be declared in the future will be determined by our Board based on the Company’s future operations and on the Board’s decision regarding the use of any future earnings.

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

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our statement of operations and financial position. For the fiscal year ended October 31, 2025 the critical accounting estimates identified are described below:

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

We test goodwill for impairment at the reporting unit level. The goodwill impairment guidance in GAAP provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment requires significant judgments by management about macro-economic conditions including our operating environment, industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could negatively impact the financial results and cash flows of the reporting unit. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. The quantitative assessment compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

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

The Company determined that there were no events or circumstances as of October 31, 2025 that indicated that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary. Based on the qualitative assessment performed, we concluded that there were no indicators of impairment as of October 31, 2025.

Valuation Allowance on Deferred Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates as of the date of the consolidated financial statements that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

We assess all positive and negative evidence in determining if a valuation allowance is required to be recorded against the deferred tax assets. Further, we evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified, which includes the recent trend of losses. As of October 31, 2025, we recorded a valuation allowance of $4.7 million against our federal and combined state deferred tax assets.

The change in valuation allowance was an increase of $0.8 million and $3.8 million for fiscal 2025 and 2024, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW

During the periods covered by this Annual Report, we marketed a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of applications. We previously aggregated our operating divisions into two reportable segments, the RF Connector and Cable Assembly (“RF Connector”) segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. During the fourth quarter of fiscal 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, our previous RF Connector and Custom Cabling operating segments were combined into a single reportable segment.

Revenues generated from our interconnect products were 31% of the Company’s total sales for fiscal 2025, revenues from our custom cabling products were 32% of the Company’s total sales for fiscal 2025, and revenues from our integrated systems were 37% of total sales for fiscal 2025. Our interconnect products are primarily standardized products regularly used by customers and, therefore, have a more stable revenue stream when compared to our other offerings. Our custom cabling products are more customized cabling and wire-related equipment under larger project-based purchase orders. The integrated systems solutions are a blend of a standardized offering where we expect a more stable revenue stream with several more customized solutions that tend to be purchased in large project-based orders.

Financial Condition

The following table presents certain key measures of financial condition as of October 31, 2025 and 2024 (in thousands, except percentages):

	2025		2024
	Amount	% Total Assets	Amount	% Total Assets

Cash and cash equivalents	$5,079	7.0%	$839	1.2%
Current assets	34,969	47.9%	29,113	41.0%
Current liabilities	20,896	28.6%	18,090	25.5%
Working capital	14,073	19.3%	11,023	15.5%
Property and equipment, net	4,229	5.8%	4,813	6.8%
Total assets	73,046	100.0%	71,046	100.0%
Stockholders' equity	35,204	48.2%	34,066	47.9%

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. We generated operating income during fiscal 2025, as we saw sales continue to recover during the period. Further, the cost-cutting measures that were implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity have started to be realized. These cost-cutting efforts included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of October 31, 2025, we had a total of $5.1 million of cash and cash equivalents compared to a total of $0.8 million of cash and cash equivalents as of October 31, 2024. As of October 31, 2025, we had working capital of $14.1 million and a current ratio of approximately 1.7:1 with current assets of $35.0 million and current liabilities of $20.9 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs.

As of October 31, 2025, we had $15.5 million of backlog, compared to $19.5 million as of October 31, 2024. The decrease in backlog relates primarily to shipments made against orders in our integrated systems products, where we saw an increase in sales of approximately $8.6 million year over year.  Our backlog may fluctuate from period to period based on customer demand, general business conditions and, in particular, the timing of project-based orders from large customers, which impacts our integrated systems offer. Since purchase orders are submitted from customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

As of October 31, 2025, we generated $4.6 million of cash in our operating activities. This net inflow of cash is primarily related to net income of $0.1 million, a decrease in inventories of $1.0 million as a result of better inventory management and supply chain conditions improving allowing us to carry less inventory on hand, $2.5 million from depreciation and amortization, $0.9 million from stock-based compensation expense, $3.4 million from the change in accrued expenses, $0.3 million from income tax payable, $0.2 million from amortization of debt issuance costs, $50,000 from bad debt expense, $0.1 million from the change in other current assets and $37,000 from deferred income taxes. The cash usage was primarily due to the change in accounts receivable of $2.8 million, the change in accounts payable of $0.7 million, right-of-use assets of $0.4 million, $54,000 tax payments on cancelled shares of restricted stock and $12,000 gain on disposal of fixed assets.

As of October 31, 2025, we also spent $0.2 million on capital expenditures, repaid $0.4 million on the revolving credit facility with EBC, received $0.2 million in proceeds from the exercise of stock options and received $12,000 in proceeds from sales of fixed assets.

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

Results of Operations

The following summarizes the key components of our consolidated results of operations for the fiscal years ended October 31, 2025 and 2024 (in thousands, except percentages):

	2025		2024
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$80,586	100.0%	$64,857	100.0%
Cost of sales	53,850	66.8%	45,986	70.9%
Gross profit	26,736	33.2%	18,871	29.1%
Engineering expenses	2,982	3.7%	2,782	4.3%
Selling and general expenses	21,969	27.3%	18,912	29.2%
Operating income (loss)	1,785	2.2%	(2,823)	-4.4%
Other expense	(972)	-1.2%	(980)	-1.5%
Income (loss) before provision for income taxes	813	1.0%	(3,803)	-5.9%
Provision for income taxes	738	0.9%	2,796	4.3%
Consolidated net income (loss)	$75	0.1%	$(6,599)	-10.2%

Net sales for the year ended October 31, 2025 of $80.6 million increased by 24.2%, or $15.7 million, compared to the year ended October 31, 2024. The increase in net sales is attributable mainly to the integrated systems product offering, which increased by $8.6 million, or 41.0%, to $29.6 million compared to $21.0 million in fiscal 2024, primarily driven by an increase in small cell and thermal cooling offerings to our tier one customers. The custom cabling product offering also increased by $8.1 million, or 45.0% to $26.1 million, primarily driven by increased market penetration into the aerospace industry. Net sales of the interconnect product offering decreased by $0.9 million, or 3.5%, to $25.0 million compared to $25.9 million, primarily driven by lower customer demand for fiber applications.

Gross profit for fiscal 2025 increased by $7.8 million to $26.7 million and gross margins increased to 33.2% of sales from 29.1% of sales in fiscal 2024. The increases in gross profit and gross margins were primarily driven by stronger overall revenue and a more favorable mix from our direct air cooling and small cell enclosure offerings and our diverse custom cabling product offerings into the aerospace and enterprise market.

Engineering expenses increased by $0.2 million to $3.0 million for fiscal 2025 compared to $2.8 million in fiscal 2024. The increase was the result of routine increases in personnel-related costs and continued investment in product development. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $3.1 million to $22.0 million (27.3% of sales) compared to $18.9 million (29.2% of sales) in fiscal 2024 primarily due to an increase in variable compensation related to commissions as a result of higher sales, bonuses and investment in additional resources. We incurred one-time charges of $1.0 million relating to severance and related legal expenses in fiscal 2025.

For fiscal 2025, we recorded a pretax income of $0.8 million as compared to a $3.8 million loss for fiscal 2024, primarily due to increased gross margin through higher sales and product mix, increased operational efficiencies and the continued impact of our cost savings initiatives.

The provision for income taxes was $0.7 million or 91% and $2.8 million or (73.5%) of income before income taxes for fiscal 2025 and 2024, respectively. The fiscal 2025 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the tax benefit from research and development tax credits, the change in valuation allowance and state taxes.

For fiscal 2025, net income was $0.1 million and fully diluted earnings per share was $0.01 as compared to a net loss of $6.6 million and fully diluted loss per share of $0.63 for fiscal 2024. For fiscal 2025, the diluted weighted average shares outstanding was 10,770,802 as compared to 10,481,835 for fiscal 2024.

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

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. The following Financial Statements of the Company with related Notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-23 and filed as part of this Annual Report:

●	Report of CohnReznick LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of October 31, 2025 and 2024

●	Consolidated Statements of Operations for the years ended October 31, 2025 and 2024

●	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2025 and 2024

●	Consolidated Statements of Cash Flows for the years ended October 31, 2025 and 2024

●	Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2025.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2025.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of January 14, 2026. Other than Robert Dawson, our current Chief Executive Officer, all of the directors are “independent directors” as defined by the listing standards of the NASDAQ Stock Market, and the Board of Directors (the “Board”) has determined that such independent directors have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

Name	Age	Director Since
Mark K. Holdsworth, Chairman	60	2020
Sheryl Cefali	63	2019
Robert Dawson	52	2018
Gerald T. Garland	75	2017
Kay L. Tidwell	48	2022

Mark K. Holdsworth was appointed to the Board on December 31, 2020 and currently serves as the Chair of the Board and a member on the Audit Committee and Nominating and Corporate Governance Committee. Mr. Holdsworth is the Managing Partner of The Holdsworth Group, LLC (“THG”), which he founded in 2019. THG is a capital partner, advisor, and curator of alternative investments for family offices and corporations worldwide. From 1999 to 2018, Mr. Holdsworth was a Co-Founder, Managing Partner and Operating Partner of Tennenbaum Capital Partners, LLC, a Los Angeles-based private multi-strategy investment firm that was acquired by BlackRock, Inc. in August 2018, and was a Managing Director of BlackRock until April 2019. Mr. Holdsworth is currently a director of Parsons Corporation (NYSE: PSN), where he previously held the position of Chair of the Corporate Governance and Responsibility Committee, and was a former member of the Executive Committee. Mr. Holdsworth earned a Bachelor of Arts degree from Pomona College, a Bachelor of Science degree (with Honors) from the California Institute of Technology and a Master of Business Administration degree from Harvard Business School.

Sheryl Cefali was appointed to the Board in 2019 and currently serves as the Chair of the Compensation Committee and a member on the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Cefali is a Managing Director in the Duff & Phelps Opinions Practice of Kroll, LLC. Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. She is a member of the Fairness and Solvency Opinion Senior Review Committee at Duff & Phelps. Prior to joining Duff & Phelps in 1990, she was a Vice President at Houlihan Lokey. Ms. Cefali received her M.B.A. with a concentration in finance from the University of Southern California and her B.A. degree from the University of California at Santa Barbara.

Robert Dawson has been the Company’s Chief Executive Officer since July 17, 2017, and served as the Company’s President from July 2017 until February 2024. Effective July 21, 2018, Mr. Dawson was appointed to the Board to also serve as a director. Prior to joining RF Industries, Mr. Dawson was President and Chief Executive Officer of Vision Technology Services, an information technology consulting and project management company that was acquired by BG Staffing. He spent 2007 to 2013 at TESSCO Technologies (“TESSCO”), a publicly traded distributor of wireless products and services. At TESSCO, Mr. Dawson held multiple executive roles in sales, marketing, product management and strategy, culminating with being Vice President of Sales, responsible for TESSCO’s sales organization and leading a team delivering more than $700 million in sales. He joined TESSCO through the 2007 acquisition of NetForce Solutions, a technology training and consulting firm that he co-founded in 2000 and led as the Chief Executive Officer through seven years of growth before being acquired by TESSCO. Mr. Dawson received his Bachelor's degree in Business Administration from Hillsdale College.

Gerald T. Garland has been a Board member since 2017 and currently serves as Chair of the Audit Committee and a member on the Compensation Committee. He is currently the Chief Executive Officer and Co-Founder of Life, Leadership and Legacy (“LLL”). LLL is a limited liability corporation that exists to broaden C-Suite executive’s definition of success and encourage them to live a more fully integrated life of meaning and purpose. Mr. Garland is also currently Vice Chairman of the World Trade Center Institute and serves on the Executive Committee of the board. From 2003 until 2015, Mr. Garland served as Senior Vice President of Solutions Development and Product Management and SVP of the Commercial Division for TESSCO. He was previously Director of Business Development at American Express Tax and Business Services from 2002 to 2003, where he was involved in an expanded asset recovery capability for Fortune 1000 companies. From 2000 to 2001, he was Chief Financial Officer at Mentor Technologies, a developer of on-line, CISCO certification training products. Mr. Garland was Chief Financial Officer and Treasurer at TESSCO from 1993 to 1999, during which he oversaw the company’s initial public offering as well as TESSCO’s significant sales expansion. Prior to joining TESSCO, Mr. Garland held leadership positions at Bank of America and Stanley Black & Decker. Mr. Garland received his M.B.A., with a concentration in Finance from Loyola University and his Bachelor of Science in Business Management and Accounting from Towson University. Mr. Garland currently serves on the Advisory Board of Greenspring Advisors and the Development Committee of First Fruits Farm, Inc. He also was a board member for SOZO Children from 2011 through 2020 and a Senior Adviser from 2020 to present.

Kay L. Tidwell was appointed to the Board in 2022 and serves as the Chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Ms. Tidwell is the Executive Vice President, General Counsel and Chief Risk Officer of Hudson Pacific Properties Inc. (“Hudson Pacific”) (NYSE: HPP). She joined Hudson Pacific in 2010 and is responsible for the Company’s corporate legal function, overseeing corporate governance matters, SEC and NYSE compliance, insurance and litigation, as well as managing outside counsel. Prior to Hudson Pacific, Ms. Tidwell was an attorney at Latham & Watkins LLP (“Latham & Watkins”), where she began her legal career in the Los Angeles office, advising on a wide variety of corporate and securities matters, including Hudson Pacific’s IPO. Ms. Tidwell also worked as the U.S. associate in the German offices of Latham & Watkins. She received a Bachelor of Arts degree in English, magna cum laude, from Yale College and earned a Juris Doctor degree from Yale Law School.

The Company believes that Messrs. Holdsworth, Dawson and Garland and Ms. Cefali and Tidwell have the following qualifications as members of the Board:

Mark K. Holdsworth: Mr. Holdsworth has significant experience in investment banking and investment management. In addition, Mr. Holdsworth has experience serving on the Boards of Directors of major public companies and as the Chair of a Corporate Governance and Responsibility Committee.

Sheryl Cefali: Ms. Cefali has over 30 years of experience rendering fairness and solvency opinions and determining valuations of companies and securities. Ms. Cefali has significant experience in mergers and acquisitions and advising on strategic matters.

Robert Dawson: Mr. Dawson has significant leadership experience in sales, marketing, product management and strategy for a leading publicly traded distributor of wireless products and services. Mr. Dawson also served as President and Chief Executive Officer of an information technology consulting and project management company and was a co-founder of a successful telecom and wireless technology training and consulting firm that he led for seven years of growth until it was acquired, which further demonstrates his hands-on operating experience and leadership skills.

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

Kay L. Tidwell: Ms. Tidwell has experience advising public companies as a former attorney at Latham & Watkins. In her current role as Executive Vice President, General Counsel and Chief Risk Officer of Hudson Pacific, she also has relevant corporate governance compliance and risk management experience.

Management

Robert Dawson, 52, has been the Company’s Chief Executive Officer since July 17, 2017, and served as the Company’s President from July 2017 until February 2024. Effective July 21, 2018, Mr. Dawson was appointed to the Board to also serve as a director. See preceding section for additional information regarding Mr. Dawson.

Peter Yin, 42, the Company’s Chief Financial Officer, was appointed as the Company’s Interim Chief Financial Officer and Corporate Secretary, effective July 11, 2020, promoted to Chief Financial Officer on January 12, 2021 and additionally appointed Treasurer on December 10, 2021. Mr. Yin, a Certified Public Accountant and a Certified Fraud Examiner, joined the Company in September 2014 and served as the Company’s Senior Vice President, Finance & Operations since November 2019. Prior to joining the Company, Mr. Yin worked at Sony Corporation of America in Corporate Audit from 2010 to 2014, and at Grant Thornton in the Assurance practice from 2006 to 2010. Mr. Yin received a Bachelor’s degree in Accountancy from the University of San Diego.

Ray Bibisi, 61, joined the Company as Chief Revenue Officer in January 2020, was promoted to Chief Operating Officer, effective in May 2022, and was appointed as President, effective in February 2024. Prior to joining the Company, he spent over 30 years at Radio Frequency Systems, where he concurrently held the roles of Vice President of Sales and General Manager of North America, and was a member of the Global Governing Executive Committee, and concurrently also oversaw operations, finance, supply chain, and research and development.

Board of Director Meetings

During the fiscal year ended October 31, 2025, the Board held five meetings. During the fiscal year ended October 31, 2025, each member of the Board attended at least 75% of the meetings of the Board and of the Board committees on which they served.

Board Age Limitation Policy

In December 2020, the Board adopted a policy that no individual shall be eligible to be nominated by the Board for election or re-election as a member of the Board if, at the time of the nomination, the individual has attained the age of 75 years.

Board Committees

During fiscal 2025, the Board maintained three committees: the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee meets periodically with the Company’s management and independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The Audit Committee also hires the independent registered public accounting firm and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest and to conduct internal investigations into whistleblower complaints, and to oversee the Company’s cybersecurity risk, policies and procedures. The Audit Committee currently consists of Mr. Garland (Chair), Ms. Cefali, and Mr. Holdsworth. Each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has significant knowledge of financial matters, and Mr. Garland is an “audit committee financial expert.” The Audit Committee met four times during fiscal 2025.

The Compensation Committee currently consists of Ms. Cefali (Chair), Mr. Garland, and Ms. Tidwell, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Compensation Committee is responsible for considering and recommending to the Board the compensation arrangements for senior management. As part of its other responsibilities, the Compensation Committee provides general oversight of our compensation structure and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing the performance of executive officers; reviewing and approving objectives relevant to executive officer compensation; recommending equity-based and incentive compensation plans; and recommending compensation policies and practices for service on our Board and its committees and for the Chair of our Board. The Compensation Committee works primarily with our Chief Executive Officer to gather internal data and solicit management’s recommendations regarding compensation. However, the Compensation Committee determines the compensation for each of our individual officers outside the presence of the affected officer. The Compensation Committee also advises and consults with other non-executive board members as it determines appropriate regarding compensation issues. The Compensation Committee held six meetings during fiscal 2025.

The Nominating and Corporate Governance Committee is responsible for developing and recommending corporate governance guidelines to the Board, identifying qualified individuals to become directors, recommending selected nominees to serve on the Board, and performing and overseeing the annual evaluation of the Board and its committees. The Nominating and Corporate Governance Committee currently consists of Ms. Tidwell (Chair), Mr. Holdsworth, and Ms. Cefali, each of whom is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. The Nominating and Corporate Governance Committee held five meetings during fiscal 2025.

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

The following table discloses the compensation awarded to, earned by, paid to or accrued to our named executive officers for services rendered to us for the years ended October 31, 2025 and 2024. Our named executive officers are Robert D. Dawson, our Chief Executive Officer, Peter Yin, our Chief Financial Officer, and Ray Bibisi, our President and Chief Operating Officer.

Summary Compensation Table

											Nonqualified
									Non-Equity		Deferred
					Stock		Option		Incentive Plan		Compensation	All Other
		Salary	Severance	Bonus	Awards		Awards		Compensation		Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)		($)		($)	($) (4)	($)
Robert D. Dawson
Chief Executive Officer and Director (1)	2025	452,333	-	-	169,750	(5)	165,134	(5)	475,600	(12)	-	80,100	1,342,917
	2024	400,000	-	-	220,580	(6)	205,264	(7)	15,000	(13)	-	69,231	910,075
Peter Yin
Chief Financial Officer (2)	2025	297,500	-	-	60,625	(8)	58,976	(8)	196,050	(12)	-	23,616	636,767
	2024	285,000	-	-	62,858	(9)	73,309	(9)	15,000	(13)	-	21,317	457,484
Ray Bibisi
President and Chief Operating Officer (3)	2025	287,500	-	-	60,625	(10)	58,976	(10)	202,050	(12)	-	28,018	637,169
	2024	242,500	-	-	62,858	(11)	73,309	(11)	15,000	(13)	-	28,702	422,369

(1)

Effective November 1, 2023, Mr. Dawson’s annual salary was $445,000, of which $45,000 was issued through restricted shares on November 1, 2023 in order to conserve cash. Effective January 6, 2025, Mr. Dawson’s annual salary increased to $462,800.

(2)	Effective January 6, 2025, Mr. Yin’s annual salary increased to $300,000.

(3)

Effective February 1, 2024, Mr. Bibisi’s annual salary increased to $250,000. For the fiscal year ended October 31, 2024, Mr. Bibisi was paid $242,500. On February 29, 2024, Mr. Bibisi was promoted to President, adding to his role as Chief Operating Officer. Effective January 6, 2025, Mr. Bibisi’s annual salary increased to $275,000. Effective May 1, 2025, Mr. Bibisi’s annual salary increased to $300,000.

(4)	Represents accrued vacation.

(5)

On January 13, 2025, Mr. Dawson was granted 43,750 shares of restricted stock valued at $169,750 and options to purchase 87,500 shares of common stock at an exercise price of $3.88 (the closing price of the Company’s common stock on the date of grant) valued at $165,134.

(6)

On November 1, 2023, Mr. Dawson was granted 15,202 shares of restricted stock valued at $44,998 in lieu of cash. On January 11, 2024, Mr. Dawson was granted 58,333 shares of restricted stock valued at $175,582.

(7)

On January 11, 2024, Mr. Dawson was granted options to purchase 116,667 shares of common stock at an exercise price of $3.01 (the closing price of the Company’s common stock on the date of grant) valued at $205,264.

(8)

On January 13, 2025, Mr. Yin was granted 15,625 shares of restricted stock valued at $60,625 and options to purchase 31,250 shares of common stock at an exercise price of $3.88 (the closing price of the Company’s common stock on the date of grant) valued at $58,976.

(9)

On January 11, 2024, Mr. Yin was granted 20,883 shares of restricted stock valued at $62,858 and options to purchase 41,667 shares of common stock at an exercise price of $3.01 (the closing price of the Company’s common stock on the date of grant) valued at $73,309.

(10)

On January 13, 2025, Mr. Bibisi was granted 15,625 shares of restricted stock valued at $60,625 and options to purchase 31,250 shares of common stock at an exercise price of $3.88 (the closing price of the Company’s common stock on the date of grant) valued at $58,976.

(11)

On January 11, 2024, Mr. Bibisi was granted 20,883 shares of restricted stock valued at $62,858 and options to purchase 41,667 shares of common stock at an exercise price of $3.01 (the closing price of the Company’s common stock on the date of grant) valued at $73,309.

(12)

On January 8, 2025, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The minimum, target and maximum cash bonus target for Mr. Dawson was 0%, 75% and 112.5% and for Mr. Yin and Mr. Bibisi was 0%, 50% and 75% of their respective annual base salaries. The Board determined that each of these officers achieved at varying amounts their respective subjective personal performance and contribution goals, and therefore earned a bonus based on their individual achievement percentages of these goals for the fiscal year ended October 31, 2025.

(13)

 On April 16, 2024, the Board adopted an incentive compensation plan for officers (including the named executive officers) and senior managers of the Company pursuant to which officers and managers were entitled to cash bonuses based upon (i) the Company’s achievement of specified corporate goals and (ii) the satisfaction of subjective personal performance and contribution goals established for that participant. The personal bonus target for Mr. Dawson was 75% and for Mr. Yin and Mr. Bibisi was 50% of their respective annual base salaries.  The Board determined that each of these officers achieved a portion of their respective subjective personal performance and contribution goals, and therefore earned a bonus based on the achievement of these goals for the fiscal year ended October 31, 2024.

2025 Option Grants

On December 2, 2024, we granted a total of 47,500 incentive stock options to seven managers. The shares of incentive stock options vest equally over four years as follows: (i) one-quarter of the options shall vest on December 2, 2025 and (ii) the remaining options shall vest in three equal annual installments over the next three years.

On January 13, 2025, we granted incentive stock options to Mr. Dawson for the purchase of 87,500 shares, Mr. Yin for the purchase of 31,250 shares, Mr. Bibisi for the purchase of 31,250 shares, and to two managers for a the purchase of 15,000 shares. The incentive stock options vest over four years as follows: (i) one-quarter of the options shall vest on January 13, 2026 and (ii) the remaining options shall vest in 12 equal quarterly installments over the next three years.

All incentive stock options expire 10 years from the date of grant. No other options were granted to the named executive officers during the year ended October 31, 2025.

Holdings of Previously Awarded Equity

Equity awards held as of October 31, 2025 by each of our named executive officers were issued under our 2020 Equity Incentive Plan, as amended (the “2020 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”). The following table sets forth outstanding equity awards held by our named executive officers as of October 31, 2025:

Outstanding Equity Awards As Of October 31, 2025

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Robert D. Dawson	25,000.00		-		1.90	7/17/2027
	42,000.00		-		6.40	1/9/2030
	42,000.00		-		4.98	1/12/2031
	50,000.00		-		8.69	7/16/2031
	35,000.00		11,667.00	(1)	7.11	1/10/2032
	31,818.00		31,818.00	(2)	5.46	1/11/2033
	51,042.00		65,625.00	(3)	3.01	1/11/2034
	-		87,500.00	(4)	3.88	1/13/2035

Peter Yin	40,000.00		16,000.00	(5)	2.40	12/13/2027
	7,500.00		-		6.40	1/9/2030
	10,000.00		-		4.98	1/12/2031
	32,501.00		10,833.00	(1)	7.11	1/10/2032
	11,364.00		11,363.00	(2)	5.46	1/11/2033
	18,229.00		23,438.00	(3)	3.01	1/11/2034
	-		31,250.00	(4)	3.88	1/13/2035

Ray Bibisi	50,000.00		-		6.74	1/6/2030
	10,000.00		-		6.40	1/9/2030
	7,500.00		-		4.98	1/12/2031
	6,000.00		2,000.00	(1)	7.11	1/10/2032
	5,455.00		5,454.00	(2)	5.46	1/11/2033
	18,229.00		23,438.00	(3)	3.01	1/11/2034
	-		31,250.00	(4)	3.88	1/13/2035

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

(4)

Vests over four years as follows: (i) one-quarter shall vest on January 13, 2026; and (ii) the remaining options shall vest in twelve equal quarterly installments over the next three years, commencing with the first quarter following January 13, 2026.

(5)	Vests as to 8,000 shares annually following grant on December 13, 2017.

During the fiscal year ended October 31, 2025, we did not adjust or amend the exercise price of stock options awarded to the named executive officers.

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

Under the CEO Employment Agreement, the Company agreed to pay Mr. Dawson an annual base salary of $425,000.  Mr. Dawson will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end bonus equal to fifty percent (50%) of his annual base salary.  Under the CEO Employment Agreement, if Mr. Dawson’s employment is terminated by the Company for any reason other than for “cause”, the Company is obligated to, concurrently with such termination, pay Mr. Dawson (x) an amount equal to one year’s base salary as in effect at such time, and (y) the estimated pro rata portion of his target bonus that was earned that year through the date of termination, and the vesting period of all of Mr. Dawson’s unvested stock options and all unvested time-based restricted stock grants will automatically be fully accelerated as of the termination date.  The foregoing provisions will not apply if Mr. Dawson voluntarily terminates his employment with the Company or is terminated for cause.  Mr. Dawson’s annual base salary for fiscal year 2025 was $462,800.

Also, effective July 17, 2021, Mr. Dawson received a fully vested, ten-year immediately exercisable stock option to purchase 50,000 shares of the Company’s common stock. The exercise price of this option is $8.69, which was the closing price on the date of the CEO Employment Agreement. The CEO Employment Agreement also provided that the vesting schedule of the remaining unvested portion of an option that was granted to him in 2017 was revised. On July 17, 2017, Mr. Dawson received stock options to purchase 100,000 shares of the Company’s common stock (the “2017 Option”). The award has an exercise price of $1.90 and vests as to 10,000 shares per year on each anniversary of July 17, 2017 (with 10,000 shares having vested on July 17, 2017) while he is employed by the Company. As of July 17, 2021, 50,000 shares remained unvested under the 2017 Option. Under the revised vesting schedule, provided Mr. Dawson is still employed by the Company, 25,000 shares of those unvested options under the 2017 Option vested on July 17, 2022, and the remaining 25,000 shares vested on July 17, 2023.

Peter Yin.  Mr. Yin was promoted to Chief Financial Officer on January 12, 2021.  Mr. Yin is currently employed on an at-will basis without a written employment agreement. Mr. Yin’s annual base salary for fiscal year 2025 was $300,000.

Ray Bibisi.  Mr. Bibisi was appointed as Chief Operating Officer in May 2022 and was promoted to President in February 2024, and is currently employed on an at-will basis without a written employment agreement.  Mr. Bibisi’s annual base salary for fiscal year 2025 was $300,000.

Adoption of Fiscal Year 2025 Management Incentive Equity and Cash Compensation Plan

On January 8, 2025, the Board adopted an annual incentive compensation plan for officers (including the Company’s named executive officers) and certain senior managers of the Company and its subsidiaries for the fiscal year ended October 31, 2025 (the “2025 Compensation Plan”). Under the 2025 Compensation Plan, each participant (i) received an equity award as a long-term incentive, and (ii) is eligible to receive a cash payment after the end of the fiscal year as a short-term incentive.

Equity Awards. In order to provide long-term incentives to the Company’s officers and managers, on January 13, 2025, the Board granted participating officers and managers shares of restricted stock and options to purchase the Company’s common stock pursuant to the 2020 Plan. Provided the participating officer or manager is still employed with the Corporation or its subsidiaries on the following dates, the shares of restricted stock and the options shall vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 13, 2026; and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years, commencing with the first quarter following January 13, 2026. The options have a ten-year term and an exercise price of $3.88 per share (which was the closing price of the Company’s common stock on the date of grant).

Mr. Dawson, the Company’s Chief Executive Officer, was granted 43,750 shares of restricted stock and options to purchase 87,500 shares of common stock at an exercise price of $3.88 per share (the closing price of the Company’s common stock on the date of grant); Mr. Yin, the Company’s Chief Financial Officer, was granted 15,625 shares of restricted stock and options to purchase 31,250 shares of common stock at an exercise price of $3.88 per share; and Mr. Bibisi, the Company’s President and Chief Operating Officer, was granted 15,625 shares of restricted stock and options to purchase 31,250 shares of common stock at an exercise price of $3.88 per share.

Cash Incentives. Under the 2025 Compensation Plan, cash incentive bonuses, if any, will be paid to certain officers and senior managers based upon (i) the Company’s achievement of specified financial goals and (ii) the Board’s discretionary review of each participant’s performance during fiscal 2025. The subjective performance of each officer will be evaluated and determined by the Compensation Committee, in its sole discretion, after consultation with the Company’s Chief Executive Officer, other than with respect to the performance of the Chief Executive Officer.

The minimum, target and maximum cash bonus payable to the Chief Executive Officer is, respectively, 0%, 75% and 112.5% of his annual base salary, depending on achievement of the specified goals. For the other participants, the minimum bonus is 0%, the target bonuses range from 15% to 50% of base pay, and the maximum cash bonus payable ranges from 22.5% to 75% of the recipient’s fiscal 2025 annual base salary.

For the Chief Executive Officer and other employees, bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2025 revenues (weighted 30%), (ii) fiscal 2025 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 50%), (iii) adjusted EBITDA, less interest expense on a per share basis (weighted 10%), and (iv) a subjective evaluation of each individual’s performance (weighted 10%).

For the Chief Financial Officer, President and Chief Operating Officer, bonuses will be weighted and based on (i) the Company’s achievement of certain fiscal 2025 revenues (weighted 20%), (ii) fiscal 2025 adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) (weighted 50%), (iii) adjusted EBITDA, less interest expense on a per share basis (weighted 10%), and (iv) a subjective evaluation of each individual’s performance (weighted 20%).

The calculation of adjusted EBITDA will exclude the impact of one-time charges related to any business acquisitions or dispositions effected during the year, severance payments, moving costs, the impact of the Federal Paycheck Protection Program loans the Company has received, earn-out payments or reversals, other non-recurring items, executive bonus payments and equity compensation expenses accrued to management. The Board and the Compensation Committee reserve the right to modify these goals, criteria and target percentage at any time, and to grant bonuses to the participants even if the performance goals are not met. In addition, the Board and Compensation Committee may modify the bonus plan targets to reflect significant changes in Company’s business, including changes due to acquisitions or dispositions of businesses or product lines. The 2025 bonuses will be paid within 75 days after the end to the fiscal year to participating officers and managers who are employed with the Company or its subsidiaries on the date of payment.

Change of Control Arrangements

Each of Mr. Dawson, Mr. Yin and Mr. Bibisi have entered into the RF Industries, Ltd. Executive Change in Control and Severance Benefit Plan, effective January 12, 2026 (the “Change in Control Plan”). Pursuant to the Change in Control Plan, if either within 30 days before or 12 months after a Change in Control (the “Change in Control Period”), Mr. Dawson’s employment is terminated by the Company without Cause (other than as a result of death or Disability) or Mr. Dawson resigns for Good Reason (in each case as defined in the Change in Control Plan), Mr. Dawson will be entitled to receive the following severance benefits: (a) a cash severance benefit payment consisting of (i) an amount equal to 18 months of his base salary, (ii) 150% of his annual target cash bonus, and (iii) any earned but unpaid annual bonus for a performance period completed prior to the termination date; and (b) COBRA premiums for continued coverage under the Company’s group health plans for up to 18 months.

Pursuant to the Change in Control Plan, if during the Change in Control Period, Mr. Yin’s or Mr. Bibisi’s, as applicable, employment is terminated by the Company without Cause (other than as a result of death or Disability) or Mr. Yin or Mr. Bibisi, as applicable, resigns for Good Reason, Mr. Yin or Mr. Bibisi, as applicable, will be entitled to receive the following severance benefits: (a) a cash severance benefit payment consisting of (i) an amount equal to 12 months of his base salary, (ii) 100% of his annual target cash bonus, and (iii) any earned but unpaid annual bonus for a performance period completed prior to the termination date; and (b) COBRA premiums for continued coverage under the Company’s group health plans for up to 12 months.

Outstanding stock options issued pursuant to the 2020 Plan provide that all unvested stock options will vest in full and become exercisable immediately prior to a Corporate Transaction (as defined in the 2020 Plan) if, but only if, the holder’s continuous service has not terminated prior to the consummation of the Corporate Transaction; provided, however, that such option will terminate and no longer be exercisable if the option is not exercised at or prior to the effective time of the Corporate Transaction. In addition, shares of restricted stock granted pursuant to the 2020 Plan, will also vest in full immediately prior to the consummation of a Corporate Transaction if, but only if, the holder’s continuous service has not terminated prior to the consummation of the Corporate Transaction.

Further, outstanding stock options issued pursuant to the 2010 Plan provide that, immediately prior to a Corporate Transaction (as defined in the 2010 Plan), all unvested stock options will vest in full and become exercisable, if the options have not expired by the terms of the governing option agreement prior to the consummation of the Corporate Transaction and the holder’s service has not terminated prior to the consummation of the Corporate Transaction; provided, however, that the option will terminate and no longer be exercisable if the option is not exercised at or prior to the effective time of the Corporate Transaction.

Compensation of Directors

Under the compensation policies adopted by the Compensation Committee, directors who also are officers and/or employees of the Company do not receive any compensation for serving on the Board. On September 5, 2024, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2025 annual meeting of stockholders would be $90,000 ($40,000 in cash and $50,000 in restricted stock). In addition, effective September 5, 2024, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$25,000
Audit Committee	$8,000	$5,000
Compensation Committee	$6,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000

The restricted stock fee vests on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders.  The number of restricted shares granted to each director was 13,476, determined by dividing the amount of the fee by the closing price of the Company’s common stock from the date of grant ($3.71).  Accordingly, on September 5, 2024, Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 13,476 shares of restricted stock.  The cash fee vests in four equal quarterly installments, paid in arrears commencing November 1, 2024.

DIRECTOR COMPENSATION FOR 2025

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards	Awards	Compensation	Total

Sheryl Cefali	$60,000	$50,000	$-	$-	$110,000
Gerald T. Garland	$58,000	$50,000	$-	$-	$108,000
Mark K. Holdsworth	$74,000	$50,000	$-	$-	$124,000
Kay L. Tidwell	$53,000	$50,000	$-	$-	$103,000

On September 10, 2025, the Board determined that the compensation payable to directors as Board fees for the next year ending with the 2026 annual meeting of stockholders will be $125,000 ($45,000 in cash and $80,000 in restricted stock). In addition, effective September 10, 2025, the Board determined that additional chair fees and committee member fees would be paid in cash as follows:

	Chair	Member
Board	$35,000
Audit Committee	$12,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Corporate Governance Committee	$7,500	$5,000

The restricted stock fees vest on the earlier of (i) one year from the date of grant, or (ii) the Company’s next annual meeting of stockholders.  The number of restricted shares granted to each director was 10,416 determined by dividing the amount of the fee by the closing price of the Company’s common stock from the date of grant ($7.68).  Accordingly, on September 10, 2025, Mr. Holdsworth, Ms. Cefali, Mr. Garland, and Ms. Tidwell were each granted 10,416 shares of restricted stock.  The cash fees vest in four equal quarterly installments paid in arrears commencing November 1, 2025.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We  have not timed the disclosure of material nonpublic information based on equity award grant dates or otherwise for the purpose of affecting the value of executive compensation. We have historically granted annual equity awards to our named executive officers on a predetermined schedule that coincides with the first regularly scheduled Board and Compensation Committee meeting that is held in January each calendar year.

On January 13, 2025, we granted incentive stock options to our named executive officers as part of our first regularly scheduled 2025 Board and Compensation Committee meetings. On January 16, 2025, we filed a Current Report on Form 8-K  announcing our fourth quarter and fiscal year 2024 financial results. Accordingly, the January 13, 2025 grants occurred during a period beginning four business days before the filing of a Current Report on Form 8-K and ending one business day after such filing.

The table below provides the information required by Item 402(x) of Regulation S-K. The options were granted with an exercise price equal to the closing market price of our common stock on the date of grant. The stock options vest over four years as follows: (i) one-quarter of the options shall vest on January 13, 2026, and (ii) the remaining options shall vest in 12 equal quarterly installments over the next three years, subject to continued services.

Name	Grant Date	Number of shares of common stock underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award

Percentage change in the closing market price

of the securities underlying the award

between the trading day ending immediately

prior to the disclosure of material nonpublic

information and the trading day beginning

immediately following the disclosure of

material nonpublic information

Robert D. Dawson	January 13, 2025	87,500	$3.88	$165,134	0.95
Peter Yin	January 13, 2025	31,250	$3.88	$58,976	0.95
Ray Bibisi	January 13, 2025	31,250	$3.88	$58,976	0.95

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 14, 2026 for: (i) each director; (ii) the Company’s named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of the Common Stock.  As of January 14, 2026, there were 10,713,801 shares of Common Stock issued and outstanding. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by the person or entity, subject to community property laws, where applicable. Unless otherwise indicated, the address for each listed beneficial owner is c/o RF Industries, Ltd., 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned

Mark K. Holdsworth	887,665	(2)	8.3%

Robert D. Dawson	578,632	(3)	5.3%

Peter Yin	245,834	(4)	2.3%

Ray Bibisi	149,100	(5)	1.4%

Gerald T. Garland	144,460		1.3%

Sheryl Cefali	83,169		*

Kay L. Tidwell	51,466		*

All Directors and Officers as a Group (7 Persons)	2,140,326	(6)	19.1%

Greater than 5% stockholders

Punch & Associates Investment Management, Inc.
7701 France Ave. So., Suite 300
Edina, MN 55435	810,859	(7)	7.6%

Hytek International, Ltd
9642 Penshurst Trace
Charlotte, North Carolina 28210	720,759	(8)	6.7%

Affiliates of THG Securities Fund, L.P.
140 S. Lake Ave., Suite 304
Pasadena, CA 91101	900,215	(2)	8.4%

* Less than 1%

(1)	Shares of common stock that could be acquired by a beneficial owner upon exercise of an option within 60 days from January 14, 2026 are considered outstanding for the purpose of computing the percentage of shares beneficially owned by such owner, but are not considered to be outstanding for any other purpose.

(2)	Mr. Holdsworth is the founder of The Holdsworth Group, LLC, which is a managing member of THG Securities Advisors, LLC (the “Manager”), the general partner and the investment manager of THG Securities Fund, L.P. (the “Fund”). Mr. Levenick is a member of the Manager, the general partner and the investment manager of the Fund. In such capacity, each of Messrs. Holdsworth and Levenick exercise voting and investment power over all of the shares held by the Fund and may be deemed to be a beneficial owner of all of these shares. The amount of beneficial shares owned in the table reflect the following:

(# of Shares)	Mark K. Holdsworth	Zachary Levenick	THG Securities Fund, L.P.
Sole voting power	78,662	12,550	-
Shared voting power	629,352	629,352	629,352
Sole investment power	78,662	12,550	-
Shared investment power	629,352	629,352	629,352
Information based solely on SEC Filing (Filing Date)	SC 13D/A	SC 13D/A	SC 13D/A
	(04/24/2023)	(04/24/2023)	(04/24/2023)

(3)	Includes 276,860 shares that Mr. Dawson has the right to acquire upon exercise of options.

(4)	Includes 127,594 shares that Mr. Yin has the right to acquire upon exercise of options.

(5)	Includes 97,183 shares that Mr. Bibisi has the right to acquire upon exercise of options.

(6)	Includes 501,637 shares that the directors and officers have the right to acquire upon exercise of options.

(7)	Based on a Schedule 13G/A filed with the SEC by Punch & Associates Investment Management, Inc. on August 14, 2025.

(8)	Based on the list of record holders maintained by the Company’s transfer agent and representation from Hytek International Ltd.’s representatives.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2025 with respect to the shares of Company common stock that may be issued under the Company’s existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	1,005,693	4.81	974,022
Equity compensation plans not approved by security holders	-	-	-
Total	1,005,693	4.81	974,022

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by CohnReznick LLP, the Company’s independent registered public accounting firm, for professional services rendered related to the fiscal years ended October 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees	$361,925	$325,405
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$361,925	$325,405

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CohnReznick LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” We did not incur such audit-related fees from CohnReznick LLP during fiscal years 2025 and 2024.

Tax Fees. Includes fees associated with tax compliance at international locations, domestic and international tax advice and planning and assistance with tax audits and appeals.

All Other Fees. Includes the aggregate fees recognized for professional services provided by CohnReznick LLP, other than those services described above, including services related to other permissible advisory services.

Pre-Approval Policies and Procedures

The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by CohnReznick LLP during fiscal 2025 and fiscal 2024 and the fees paid for such services.

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

10.19	Lease by and between RF Industries, Ltd. and Monarch Owner LLC, dated October 19, 2022, together with addenda thereto, for the property at 300 Interpace Parkway, Suite B100, Parsippany, New Jersey 07054 (previously filed as an exhibit to the Company’s Form 8-K, dated October 20, 2022, which exhibit is incorporated herein by reference)

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

10.22	Third Amendment to Lease, dated July 11, 2023, by and between Sorrento West Properties, Inc. and RF Industries, Ltd. (previously filed as an exhibit to the Company’s Form 8-K, dated July 13, 2023, which exhibit is incorporated herein by reference)

10.23*

Managed Client Agreement, dated June 27, 2023, between RF Industries, Ltd. and RGN-MCA San Diego II, LLC (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2023, which exhibit is incorporated herein by reference)

10.24

Loan and Security Agreement, dated March 15, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC (previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended January 31, 2024, which exhibit is incorporated herein by reference)

10.25

First Amendment to Loan and Security Agreement, dated June 14, 2024, by and among RF Industries, Ltd., its subsidiaries, the lenders and Eclipse Business Capital LLC (previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended July 31, 2024, which exhibit is incorporated herein by reference)

10.26#

Amendment No. 1 to RF Industries, Ltd. 2020 Equity Incentive Plan (Amended) (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on October 24, 2024, which exhibit is incorporated herein by reference)

10.27

Second Amendment to Loan and Security Agreement, dated as of November 5, 2025, by and among RF Industries, Ltd., Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., Schroff Technologies International, Inc., and Microlab/FXR LLC, as Borrowers, Eclipse Business Capital LLC, as agent, and the lenders party thereto  (previously filed as an exhibit to the Company’s Form 8-K, dated November 6, 2025, which exhibit is incorporated herein by reference)

10.28#

Form of Restricted Stock Award under RF Industries, Ltd. 2020 Equity Incentive Plan (Amended) (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 14, 2020, which exhibit is incorporated herein by reference)

10.29#

Form of Stock Option Grant Notice under RF Industries, Ltd. 2020 Equity Incentive Plan (Amended) (previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on September 14, 2020, which exhibit is incorporated herein by reference)

10.30#	Executive Change in Control and Severance Benefit Plan

19	Insider Trading Policy (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2024, which exhibit is incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97	RF Industries, Ltd. Policy for Recovery of Erroneously Awarded Incentive Compensation (previously filed as an exhibit to the Company’s Form 10-K for the year ended October 31, 2023, which exhibit is incorporated herein by reference)

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

#	Indicates a management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

RF INDUSTRIES, LTD. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	F-2

Consolidated Balance Sheets October 31, 2025 and 2024	F-3 – F-4

Consolidated Statements of Operations Years Ended October 31, 2025 and 2024	F-5

Consolidated Statements of Stockholders’ Equity Years Ended October 31, 2025 and 2024	F-6

Consolidated Statements of Cash Flows Years Ended October 31, 2025 and 2024	F-7

Notes to Consolidated Financial Statements	F-8 – F-22

*       *       *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RF Industries, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RF Industries, Ltd. and Subsidiaries (the “Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2025, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.

/s/ CohnReznick LLP

We are uncertain as to the year CohnReznick LLP became the Company’s auditor as 1995 is the earliest year of which we have knowledge.

Tysons, Virginia

January 14, 2026

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2025 AND 2024

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2025	2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,079	$839
Trade accounts receivable, net of allowance for credit losses of $141 and $159, respectively	14,871	12,119
Inventories	13,735	14,725
Other current assets	1,284	1,430
TOTAL CURRENT ASSETS	34,969	29,113

Property and equipment:
Equipment and tooling	5,020	4,825
Furniture and office equipment	6,328	6,300
	11,348	11,125
Less accumulated depreciation	7,119	6,312
Total property and equipment, net	4,229	4,813

Operating lease right-of-use assets, net	13,848	15,265
Goodwill	8,085	8,085
Amortizable intangible assets, net	10,264	11,908
Non-amortizable intangible assets	1,174	1,174
Other assets	477	688
TOTAL ASSETS	$73,046	$71,046

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2025 AND 2024

(In thousands, except share and per share amounts)

	October 31,	October 31,
	2025	2024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,108	$3,798
Accrued expenses	7,638	4,247
Line of credit	7,836	8,197
Current portion of operating lease liabilities	2,054	1,848
Income taxes payable	260	-
TOTAL CURRENT LIABILITIES	20,896	18,090

Operating lease liabilities	16,699	18,680
Deferred tax liabilities	247	210
TOTAL LIABILITIES	37,842	36,980

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,713,801 and 10,544,431 shares issued and outstanding at October 31, 2025 and 2024, respectively	107	106
Additional paid-in capital	28,050	26,988
Retained earnings	7,047	6,972
TOTAL STOCKHOLDERS' EQUITY	35,204	34,066
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,046	$71,046

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2025 AND 2024

(In thousands, except share and per share amounts)

	Twelve Months Ended October 31,
	2025	2024

Net sales	$80,586	$64,857
Cost of sales	53,850	45,986

Gross profit	26,736	18,871

Operating expenses:
Engineering	2,982	2,782
Selling and general	21,969	18,912
Total operating expenses	24,951	21,694

Operating income (loss)	1,785	(2,823)

Other expense	(972)	(980)

Income (loss) before provision (benefit) for income taxes	813	(3,803)
Provision for income taxes	738	2,796

Consolidated net income (loss)	$75	$(6,599)

Earnings (loss) per share:
Basic	$0.01	$(0.63)
Diluted	$0.01	$(0.63)

Weighted average shares outstanding:
Basic	10,647,587	10,481,835
Diluted	10,770,802	10,481,835

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2025 AND 2024

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2023	10,343,223	$104	$26,087	$13,571	$39,762

Stock-based compensation expense	-	-	924	-	924

Issuance of restricted stock	206,229	2	(2)	-	-

Tax withholding related to vesting of restricted stock	(5,021)	-	(21)	-	(21)

Net loss	-	-	-	(6,599)	(6,599)

Balance, October 31, 2024	10,544,431	106	26,988	6,972	34,066

Exercise of stock options	56,623	-	245	-	245

Stock-based compensation expense	-	-	872	-	872

Issuance of restricted stock	124,164	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(11,417)	-	(54)	-	(54)

Net income	-	-	-	75	75

Balance, October 31, 2025	10,713,801	$107	$28,050	$7,047	$35,204

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2025 AND 2024

(In thousands)

	Twelve Months Ended October 31,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net income (loss)	$75	$(6,599)

Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Bad debt expense	50	5
Depreciation and amortization	2,463	2,536
Gain on disposal of fixed assets	(12)	-
Stock-based compensation expense	872	924
Amortization of debt issuance cost	173	113
Tax payments related to shares cancelled for vested restricted stock awards	(54)	(21)
Deferred income taxes	37	2,703
Extinguishment of debt issuance cost	-	14
Changes in operating assets and liabilities:
Trade accounts receivable	(2,802)	(1,847)
Inventories	990	4,005
Other current assets	146	706
Right-of-use assets	(358)	355
Other long-term assets	38	(1)
Accounts payable	(690)	597
Accrued expenses	3,391	(325)
Income taxes payable	260	-
Net cash provided by operating activities	4,579	3,165

INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	12	-
Capital expenditures	(235)	(738)
Net cash used in investing activities	(223)	(738)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	245	-
Debt issuance cost	-	(520)
Line of credit payments	(361)	(44,256)
Line of credit draws	-	51,453
Term Loan payments	-	(13,162)
Net cash used in financing activities	(116)	(6,485)

Net increase (decrease) in cash and cash equivalents	4,240	(4,058)

Cash and cash equivalents, beginning of period	839	4,897

Cash and cash equivalents, end of period	$5,079	$839

Supplemental cash flow information – income taxes paid	$194	$64

Supplemental cash flow information – interest paid	$889	$883

See Notes to Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business activities and summary of significant accounting policies

Business activities

RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), primarily engages in the design, manufacture, and marketing of interconnect products, custom cabling products, and integrated systems. As of the end of the fiscal year ended October 31, 2025, we have five reporting units and one operating segment. We classified our reporting units into the following five divisions: (i) The RF Connector and Cable Assembly division designs, manufactures and distributes coaxial connectors and cable assemblies that are integrated with coaxial connectors (during fiscal year 2023, the Company integrated the former C Enterprises division into the RF Connector division); (ii) Cables Unlimited, Inc., the subsidiary that manufactures custom and standard cable assemblies, complex hybrid fiber optic power solution cables, adapters, and electromechanical wiring harnesses for communication, computer, LAN, automotive and medical equipment; (iii) Rel-Tech Electronics, Inc., the subsidiary that designs and manufacturers cable assemblies and wiring harnesses for blue chip industrial, oilfield, instrumentation and military customers; (iv) Schroff Technologies International, Ltd., the subsidiary that manufactures and markets intelligent thermal control systems used by telecommunications companies across the U.S. and Canada, and shrouds for small cell integration and installation, and (v) Microlab, the subsidiary that designs and manufactures high-performance RF and Microwave products enabling signal distribution and deployment of in-building DAS (distributed antenna systems), wireless base stations and small cell networks.

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

As of October 31, 2024, we performed a quantitative impairment test analysis for the Microlab reporting unit.

As of October 31, 2025, there was no indication that it is more likely than not that the fair value of the reporting unit is less than its carrying amount; therefore, the Company determined that a quantitative goodwill impairment test was not necessary.

No goodwill impairment was recorded in the years ended October 31, 2025 and 2024.

Goodwill by reporting unit as of October 31, 2025 and 2024, is as follows:

Reporting Unit	Amount
Cables Unlimited	$382,685
Rel-Tech	832,556
Schrofftech	1,127,189
RF Connector and Cable Assembly	125,000
Microlab	5,617,139

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

As of October 31, 2024 and as of April 30, 2024, we performed an impairment test analysis for the Microlab goodwill reporting unit. As noted above, we test our goodwill, trademarks, and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest these assets may be impaired. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value.

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

As of October 31, 2024, Microlab has a carrying value of $19.8 million, which includes $5.6 million in goodwill and $10.3 million in net amortizable intangible assets. The analyses performed included a blend of the income approach (discounted cash flow method) and market approach (guideline public company method) to reach an estimate of Microlab reporting unit fair value of $21.6 which is in excess of the reporting unit’s carrying amount.

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

The Company determined that there were no events or circumstances as of October 31, 2025 that indicated that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary.

No impairment was recorded for the years ended October 31, 2025 or 2024.

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

As of October 31, 2025 and 2024, the carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying value due to their short-term nature.

Intangible assets

Intangible assets consist of the following as of October 31, 2025 and 2024 (in thousands):

	2025	2024
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(4,235)	(3,848)
	1,823	2,210

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(241)	(208)
	127	160

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(416)	(302)
	1,284	1,398

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(4,070)	(2,960)
	7,030	8,140

Totals	$10,264	$11,908

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense was $1,643,000 and $1,688,000 for the years ended October 31, 2025 and 2024, respectively. The weighted-average amortization period for the amortizable intangible assets is 6.68 years.

There was no impairment to trademarks for the years ended October 31, 2025 and 2024.

Estimated amortization expense related to finite-lived intangible assets is as follows (in thousands):

October 31,	Amount
2026	$1,643
2027	1,643
2028	1,643
2029	1,639
2030	1,364
Thereafter	2,332
Total	$10,264

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company operates as a single reportable segment. The chief operating decision maker, which is our Chief Executive Officer, regularly reviews the business on a consolidated basis. We leverage consolidated processes such as sales, procurement, human resources, and finance and accounting policies which provides for commonality and consistency across the Company. Segment information is prepared in accordance with GAAP and relevant accounting standards. The Company will periodically review its operations to determine if additional segment disclosures are required.

Advertising

Advertising costs are expensed as incurred and are included in selling and general expense. Advertising expenses were not material for the periods presented.

Research and development

Research and development costs are expensed as incurred. Our research and development expenses relate to engineering activities, which consist of the design and development of new products for specific customers, as well as the design and engineering of new or redesigned products for the industry in general. During the years ended October 31, 2025 and 2024, we recognized $2,982,000 and $2,782,000 in engineering expenses, respectively.

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

For the fiscal years ended October 31, 2025 and 2024, charges related to stock-based compensation amounted to approximately $872,000 and $924,000, respectively, and is classified in selling and general expense.

Earnings per share

Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued and the treasury stock method had been applied during the period. The greatest number of shares potentially issuable upon the exercise of stock options in any period for the years ended October 31, 2025 and 2024, that were not included in the computation because they were anti-dilutive, totaled 1,005,693 and 874,816, respectively.

The following table summarizes the computation of basic and diluted earnings per share:

	2025	2024
Numerators:
Consolidated net income (loss) (A)	$75,000	$(6,599,000)

Denominators:
Weighted average shares outstanding for basic earnings per share (B)	10,647,587	10,481,835
Add effects of potentially dilutive securities - assumed exercise of stock options	123,215	-

Weighted average shares outstanding for diluted earnings per share (C)	10,770,802	10,481,835

Basic earnings (loss) per share (A)/(B)	$0.01	$(0.63)

Diluted earnings (loss) per share (A)/(C)	$0.01	$(0.63)

Recent accounting standards

Recently issued accounting pronouncements adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our fiscal year ending October 31, 2025, and for interim periods within our fiscal year ending October 31, 2026, with early adoption permitted. The adoption of this ASU on a retrospective basis did not have a material effect on our consolidated financial statements. However, our segment disclosures have been expanded to include significant segment expenses as reviewed by our chief operating decision maker (“CODM”). Please see Note 6 for more details.

Recently issued accounting pronouncements not yet adopted:

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

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures, which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (i) purchases of inventory, (ii) employee compensation, (iii) depreciation and (iv) intangible asset amortization, included in each relevant expense caption such as cost of sales, selling, general and administrative expense, and research and development. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The standard will be effective for our annual financial statements beginning in the fiscal year ending October 31, 2028, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At October 31, 2025, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $4.1 million.

Sales from each customer that were 10% or greater of net sales for the years ended October 31, 2025 and 2024 were as follows:

	2025	2024
Wireless provider	10%	-

Accounts receivable from each customer that were 10% or greater of net accounts receivable for the years ended October 31, 2025 and 2024 were as follows:

	2025	2024
Wireless provider	26%	15%
Aerospace customer	18%	-
Distributor customer	-	10%

For the year ended October 31, 2025, a wireless provider customer accounted for approximately 10% of total sales and approximately 26% of the total net accounts receivable balance, and an aerospace customer accounted for less than 10% of total sales and approximately 18% of the total net accounts receivable balance. For the year ended October 31, 2024, a wireless provider customer and a distributor customer both accounted for less than 10% of total sales, and accounted for approximately 15% and 10% of the total net accounts receivable balance, respectively. Although the distributors have been on-going major customers of the Company and the wireless carrier is a newer customer to the Company, the written agreements with these customers do not have any minimum purchase obligations and they could stop buying our products at any time and for any reason. A reduction, delay, or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method.  Inventories consist of the following (in thousands):

	2025	2024

Raw materials and supplies	$9,269	$10,886
Work in process	715	530
Finished goods	3,751	3,309

Totals	$13,735	$14,725

No vendors accounted for 10% of inventory purchases during the fiscal years ended October 31, 2025 and 2024. We have arrangements with our vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	2025	2024

Prepaid taxes	$-	$262
Prepaid expense	774	699
Deposits	426	329
Other	84	140

Totals	$1,284	$1,430

Note 5 – Accrued expenses and other long-term liabilities

Accrued expenses consist of the following (in thousands):

	2025	2024

Wages payable	$3,957	$2,357
Accrued receipts	1,408	762
Deferred revenue	232	-
Other accrued expenses	1,186	1,128
Accrued settlement	855	-

Totals	$7,638	$4,247

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Segment information

We previously managed our business as two reportable segments, the RF Connector segment and the Custom Cabling segment. During the fourth quarter of fiscal year 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, we now operate as a single reportable segment. Comparative prior‑period segment disclosures that reflected the previous two segments have been revised to conform to this change in our reportable segment.

Our chief operating decision maker (“CODM”), which is our Chief Executive Officer, evaluates our financial information such as revenue, margins, operating expenses, net income or loss, and other non- generally accepted accounting principles (“GAAP”) financial measures on a consolidated basis to allocate resources and assess performance. However, while the Company’s CODM uses more than one measure to assess performance, the Company’s segment disclosures do not include non-GAAP disclosures. The Company has determined that the disclosures below correspond with the amounts in the consolidated financial statements and are most consistent with GAAP.

The following table presents our single segment revenue, gross profit, significant expenses, and net income (loss) for the years ended October 31, 2025 and 2024 (in thousands):

	2025	2024
Net sales	$80,586	$64,857
Cost of goods sold:
Material cost	36,233	29,601
Salaries and benefits	13,441	12,730
Depreciation	528	557
Other costs of sales	3,648	3,098
Total cost of goods sold	53,850	45,986

Gross profit	26,736	18,871

Operating expenses:
Salaries and benefits	8,841	8,152
Engineering expense	2,982	2,782
Stock-based compensation expense	872	924
Commission and bonus	3,121	1,599
Depreciation	292	292
Amortization	1,643	1,687
Corporate and public company fees	1,615	1,513
Selling and general	4,556	4,544
Non-cash and one-time charges	1,029	201
Total operating expenses	24,951	21,694

Operating income (loss)	1,785	(2,823)

Other expense	(972)	(980)

Income (loss) before provision for income taxes	813	(3,803)
Provision for income taxes	738	2,796

Consolidated net income (loss)	$75	$(6,599)

Total assets	$73,046	$71,046

Expenditures for Segment Assets	$235	$738

The Company’s single reportable segment total assets equal consolidated total assets.

The following table presents revenue for the products and solutions that we offer as of October 31, 2025 and 2024 (in thousands):

	2025		2024
Interconnect	$24,958	31%	$25,883	40%
Custom Cabling	26,062	32%	17,986	28%
Integrated Solutions	29,566	37%	21,006	32%
Total net sales	$80,586	100%	$64,875	100%

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the years ended October 31, 2025 and 2024 (in thousands):

	2025	2024

United States	$73,836	$58,843
Foreign Countries:
Canada	4,814	3,825
Germany	626	166
China	368	531
All Other	942	1,492
	6,750	6,014

Totals	$80,586	$64,857

Note 7 – Income tax provision

The provision for income taxes for the fiscal years ended October 31, 2025 and 2024 consists of the following (in thousands):

	2025	2024
Current:
Federal	$619	$-
State	82	93
	701	93

Deferred:
Federal	21	1,942
State	16	761
	37	2,703

	$738	$2,796

Income tax at the federal statutory rate is reconciled to our actual net provision for income taxes as follows (in thousands, except percentages):

	2025		2024
		% of Pretax		% of Pretax
	Amount	Income	Amount	Loss

U.S. federal statutory tax rate	$171	21.1%	$(799)	21.0%
State and local taxes, net of federal tax benefit	(105)	-12.9%	(170)	4.5%
Permanent differences	16	2.0%	14	-0.4%
Stock options	12	1.5%	45	-1.2%
Foreign derived intangible income deduction	(27)	-3.3%	-	0.0%
IRC 162(m) disallowance	45	5.5%	-	0.0%
R&D credits	(153)	-18.8%	(102)	2.7%
Uncertain tax position reserves	5	0.6%	3	-0.1%
Return-to-provision adjustments	19	2.3%	(34)	0.9%
Change in the valuation allowance on deferred tax assets	755	93.0%	3,839	-100.9%
Income tax expense	$738	91.0%	$2,796	-73.5%

The significant components of deferred income taxes were as follows (in thousands):

	2025	2024

Deferred Tax Assets:
Reserves	$1,001	$561
Compensation accruals	294	264
Stock-based compensation awards	278	328
Uniform capitalization	404	277
Lease liability	4,761	5,221
Others	88	55
Capitalized Section 174 Costs	1,543	1,209
Research and development tax credits	219	282
163(j) interest carryforward	181	347
Gross deferred tax assets	8,769	8,544
Valuation allowance	(4,716)	(3,962)
Total deferred tax assets	4,053	4,582

Deferred Tax Liabilities:
Amortization / intangible assets	(158)	(172)
ROU assets	(3,514)	(3,880)
Depreciation / equipment and furnishings	(628)	(740)
Gross deferred tax liabilities	(4,300)	(4,792)
Net deferred tax asset/(liabilities)	$(247)	$(210)

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be maintained against the deferred tax assets as of October 31, 2025. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company continues to maintain that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has maintained a partial valuation allowance of $4.7 million and $4.0 million against its federal and state deferred tax assets as of October 31, 2025 and 2024, respectively.

At October 31, 2025, the Company has gross state net operating loss (NOL) carryforwards of $1.2 million. The state NOL carryforwards of $0.3 million will begin to expire in 2044 unless previously utilized and the remainder will carry forward indefinitely. At October 31, 2025, the Company also has IRC 163(j) interest carryforwards of $0.8 million, which will carry forward indefinitely. At October 31, 2025, the Company also has state research and development credit carryforwards of $0.3 million, respectively. The state credit carryforwards of $0.3 million will begin to expire in 2029 unless previously utilized and the remainder will carry forward indefinitely.

The provision for income taxes was $0.7 million or 91% and $2.8 million or (73.5%) of income before income taxes for fiscal 2025 and 2024, respectively. The fiscal 2025 effective tax rate differed from the statutory federal rate of 21% primarily as a result of the tax benefit from research and development tax credits, the change in valuation allowance and state taxes.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending balance to total uncertain tax positions in fiscal years ended October 31, 2025 and 2024 are as follows:

	2025	2024
Balance, at beginning of year	$186	$178
Increase for tax positions related to the current year	57	47
Increase (decrease) for tax positions related to prior years	(10)	(10)
Statute of limitations expirations	(16)	(29)
Balance, at end of year	$217	$186

We had gross unrecognized tax benefits of $217,000 and $186,000 attributable to U.S. federal and state research tax credits as of October 31, 2025 and 2024 respectively. During fiscal 2025, the increase in our gross unrecognized tax benefit was primarily related to increased federal and state research tax credits being generated. The uncertain tax benefit of $69,000 is recorded as a reduction to deferred tax assets and the remainder is recorded in income taxes payable in our consolidated balance sheet and if recognized in the future would impact our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized expense of approximately $32,000 and $28,000 during the years ended October 31, 2025 and 2024, respectively. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, it is possible that certain changes may occur within the next twelve months, but we do not anticipate that our accrual for uncertain tax positions will change by a material amount over the next twelve-month period.

We are subject to taxation in the United States and state jurisdictions. Our tax years for October 31, 2022 and forward are subject to examination by the United States and October 31, 2021 and forward with state tax authorities.

Note 8 – Stock options

Incentive and non-qualified stock option plans

On July 22, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). In September 2020, the Company’s stockholders approved the 2020 Plan by vote as required by NASDAQ. An aggregate of 1,250,000 shares of common stock was set aside and reserved for issuance under the 2020 Plan. At its annual meeting held on September 5, 2024, the Company’s stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock available for issuance under the plan by 1,000,000 shares. As of October 31, 2025, 974,022 shares of common stock were remaining for future grants of stock options under the 2020 Plan.

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

On December 2, 2024, we granted a total of 47,500 incentive stock options to seven managers. The shares of incentive stock options vest equally over four years as follows: (i) one-quarter of the options shall vest on December 2, 2025 and (ii) the remaining options shall vest in three equal annual installments over the next three years.

On January 13, 2025, we granted incentive stock options to Mr. Dawson for the purchase of 87,500 shares, Mr. Yin for the purchase of 31,250 shares, Mr. Bibisi for the purchase of 31,250 shares, and to two managers for a the purchase of 15,000 shares. The incentive stock options vest over four years as follows: (i) one-quarter of the options shall vest on January 13, 2026 and (ii) the remaining options shall vest in 12 equal quarterly installments over the next three years.

No other shares or options were granted to Company employees during fiscal 2025.

The fair value of each option granted in 2025 and 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2025	2024
Weighted average volatility	44.37%	53.16%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.1	7.0
Risk-free interest rate	4.54%	4.00%
Weighted average fair value of options granted during the year	$1.85	$1.76
Weighted average fair value of options vested during the year	$2.32	$2.88

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

Additional information regarding all of our outstanding stock options at October 31, 2025 and 2024 and changes in outstanding stock options in 2025 and 2024 follows:

	2025		2024
	Shares or	Weighted	Shares or	Weighted
	Price Per	Average	Price Per	Average
	Share	Exercise Price	Share	Exercise Price
Outstanding at beginning of year	874,816	$5.10	754,186	$6.04
Options granted	212,500	$3.97	245,001	$3.01
Options exercised	(56,623)	$4.32	-	$-
Options canceled or expired	(25,000)	$8.69	(124,371)	$6.42
Options outstanding at end of year	1,005,693	$4.81	874,816	$5.10

Options exercisable at end of year	573,431	$5.44	478,986	$5.95

Options vested and expected to vest at end of year	1,005,693	$4.81	874,816	$5.10

Option price range at end of year	$1.90 - $8.69		$1.90 - $8.69

Aggregate intrinsic value of options exercised during year	$57,756		$-

Weighted average remaining contractual life of options outstanding as of October 31, 2025: 6.66 years

Weighted average remaining contractual life of options exercisable as of October 31, 2025: 5.48 years

Weighted average remaining contractual life of options vested and expected to vest as of October 31, 2025: 6.66 years

Aggregate intrinsic value of options outstanding at October 31, 2025: $3,068,000

Aggregate intrinsic value of options exercisable at October 31, 2025: $1,406,000

Aggregate intrinsic value of options vested and expected to vest at October 31, 2025: $3,068,000

As of October 31, 2025, $888,000 and $904,000 of expense with respect to nonvested stock options and restricted shares, respectively, has yet to be recognized but is expected to be recognized over a weighted average period of 1.2 and 1.1 years, respectively.

Note 9 – Retirement plan

We have a 401(k) plan available to our employees. For the years ended October 31, 2025 and 2024, we contributed and recognized as an expense of $523,000 and $533,000, respectively, which amounts represented 3% of eligible employee earnings under the Company’s Safe Harbor Non-elective Employer Contribution Plan.

Note 10 – Term Loan and Line of credit

On March 15, 2024, we entered into a loan and security agreement (the “EBC Credit Agreement”) with Eclipse Business Capital, as administrative agent (“EBC”) and used proceeds from the initial drawings under the EBC Credit Facilities (as defined below) to repay in full outstanding obligations under the our previous loan agreement and to pay fees, premiums, costs and expenses, including fees payable in connection with the EBC Credit Agreement. Our previous loan agreement with Bank of America, N.A. was terminated upon entry into the EBC Credit Agreement and is no longer in effect.

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). On June 14, 2024, the parties entered into the First Amendment to the EBC Credit Agreement (the “First Amendment”), which provided for a modified EBC Additional Line of $1.0 million through July 12, 2024, $666,666.67 from July 13, 2024 through August 11, 2024 and $333,333.34 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities are based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

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

On November 5, 2025, the parties entered into the Second Amendment to the EBC Credit Agreement (the “Second Amendment”). The Second Amendment amended the EBC Credit Agreement to, among other things, (i) extend the maturity date of the EBC Revolving Loan Facility to March 15, 2029, (ii) decrease the minimum EBC Revolving Loan Facility outstanding principal amount to $4.0 million and (iii) decrease the interest rate for the EBC Revolving Loan Facility to Adjusted Term SOFR or the base rate, as applicable, plus the Applicable Margin (as defined in the EBC Credit Agreement). The Applicable Margin is determined quarterly under a two-prong pricing grid based on both the Average Excess Availability (as defined in the EBC Credit Agreement) and Fixed Charge Coverage Ratio for the most recently ended fiscal quarter, as set forth on Annex IV to the EBC Credit Agreement, as amended.

We filed the EBC Credit Agreement as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, the First Amendment as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 and the Second Amendment as Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2025.

Debt issuance costs related to the EBC Credit Agreement totaled $238,000 and were included as part of our other long-term assets balance.

As of October 31, 2025, our outstanding borrowings under the EBC Credit Agreement were $7,836,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities.

Note 11 – Related party transactions

A portion of our operating space is leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited. Cables Unlimited monthly rent expense under the lease was $18,000 through May 30, 2025 then the monthly expense increased to $18,540 for the remainder of the year. The monthly payments also include all utilities, janitorial expense routine maintenance costs, and costs of insurance for Cables Unlimited’s business operations and equipment. During the fiscal years ended October 31, 2025 and 2024, we paid a total of $237,000 and $218,000 under the leases, respectively.

Note 12 – Cash dividend and declared dividends

We did not pay or declare any dividends during fiscal year 2025, nor during fiscal year 2024.

Note 13 – Commitments

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

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to five years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments of $18,000 to $18,500 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the years ended October 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Operating lease cost	$2,954	$2,956

On June 27, 2023, we entered into a Managed Client Agreement with RGN-MCA San Diego II, LLC (“IWG”) pursuant to which IWG agreed to provide managed services for flexible workspaces under the “Regus” brand for 39,979 square feet on the 1st and 2nd floor(s) of the adjacent and vacant office spaces of our corporate headquarters. For the fiscal year ended October 31, 2025, we recognized $212,000 in rental income, which offset our operating leases, which is included as part of our selling and general operating expense. The rental income noted here is excluded from operating lease cost in the table above.

Other information related to leases was as follows (in thousands):

	2025	2024
Supplemental Cash Flows Information
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73	$1,078

Weighted Average Remaining Lease Term
Operating leases (in months)	89.87	100.92

Weighted Average Discount Rate
Operating leases	7.01%	6.99%

Future minimum lease payments under non-cancellable leases as of October 31, 2025 were as follows (in thousands):

Year ended October 31,	Operating Leases

2026	$3,303
2027	3,169
2028	2,997
2029	3,070
Thereafter	11,807
Total future minimum lease payments	24,346
Less imputed interest	(5,593)
Total	$18,753

Reported as of October 31, 2025	Operating Leases
Current portion of operating lease liabilities	$2,054
Operating lease liabilities	16,699
Total	$18,753

As of October 31, 2025, operating lease right-of-use asset was $13.8 million and operating lease liability totaled $18.8 million, of which $2.0 million is classified as current. There were no finance leases as of October 31, 2025 or 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: January 14, 2026	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2026	By:	/s/ ROBERT D. DAWSON
Robert D. Dawson, Director and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2026	By:	/s/ PETER YIN
Peter Yin, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 14, 2026	By:	/s/ MARK K. HOLDSWORTH
Mark Holdsworth, Chairman of the Board of Directors

Date: January 14, 2026	By:	/s/ SHERYL CEFALI
Sheryl Cefali, Director

Date: January 14, 2026	By:	/s/ GERALD T. GARLAND
Gerald Garland, Director

Date: January 14, 2026	By:	/s/ KAY L. TIDWELL
Kay L. Tidwell, Director