Form 10-Q
period 2026-01-31
R F INDUSTRIES LTD
filed 2026-03-16
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of March 16, 2026 was 10,814,267.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2026	2025
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,108	$5,079
Trade accounts receivable, net of allowance for credit losses of $156 and $141, respectively	13,110	14,871
Inventories	13,776	13,735
Other current assets	1,021	1,284
TOTAL CURRENT ASSETS	33,015	34,969

Property and equipment:
Equipment and tooling	5,238	5,020
Furniture and office equipment	6,328	6,328
	11,566	11,348
Less accumulated depreciation	7,326	7,119
Total property and equipment, net	4,240	4,229

Operating lease right-of-use assets, net	13,432	13,848
Goodwill	8,085	8,085
Amortizable intangible assets, net	9,853	10,264
Non-amortizable intangible assets	1,174	1,174
Other assets	536	477
TOTAL ASSETS	$70,335	$73,046

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	October 31,
	2026	2025
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,985	$3,108
Accrued expenses	5,905	7,638
Line of credit	7,121	7,836
Current portion of operating lease liabilities	2,063	2,054
Income taxes payable	291	260
TOTAL CURRENT LIABILITIES	18,365	20,896

Operating lease liabilities	16,171	16,699
Deferred tax liabilities	250	247
TOTAL LIABILITIES	34,786	37,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,814,267 and 10,713,801 shares issued and outstanding at January 31, 2026 and October 31, 2025, respectively	108	107
Additional paid-in capital	28,444	28,050
Retained earnings	6,997	7,047
TOTAL STOCKHOLDERS' EQUITY	35,549	35,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,335	$73,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2026	2025

Net sales	$18,969	$19,200
Cost of sales	12,849	13,483

Gross profit	6,120	5,717

Operating expenses:
Engineering	852	682
Selling and general	5,091	4,979
Total operating expenses	5,943	5,661

Operating income	177	56

Other expense	(193)	(265)

Loss before provision for income taxes	(16)	(209)
Provision for income taxes	34	36

Consolidated net loss	$(50)	$(245)

Loss per share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic	10,736,090	10,560,922
Diluted	10,736,090	10,560,922

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended January 31, 2026
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, October 31, 2025	10,713,801	$107	$28,050	$7,047	$35,204

Exercise of stock options	25,000	-	177	-	177

Stock-based compensation expense	-	-	264	-	264

Issuance of restricted stock	82,500	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(7,034)	-	(46)	-	(46)

Consolidated net loss	-	-	-	(50)	(50)

Balance, January 31, 2026	10,814,267	$108	$28,444	$6,997	$35,549

	For the Three Months Ended January 31, 2025
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, October 31, 2024	10,544,431	$106	$26,988	$6,972	$34,066

Exercise of stock options	50,623	-	206	-	206

Stock-based compensation expense	-	-	195	-	195

Issuance of restricted stock	82,500	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(7,677)	-	(29)	-	(29)

Consolidated net loss	-	-	-	(245)	(245)

Balance, January 31, 2025	10,669,877	$107	$27,359	$6,727	$34,193

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,
	2026	2025
OPERATING ACTIVITIES:
Consolidated net loss	$(50)	$(245)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Bad debt expense	14	64
Depreciation and amortization	618	616
Stock-based compensation expense	264	195
Amortization of debt issuance cost	23	43
Tax payments related to shares cancelled for vested restricted stock awards	(46)	(29)
Deferred income taxes	3	6
Changes in operating assets and liabilities:
Trade accounts receivable	1,747	(741)
Inventories	(41)	1,270
Other current assets	263	(354)
Right-of-use assets	(103)	(85)
Accounts payable	(123)	(408)
Accrued expenses	(1,733)	269
Income taxes receivable	31	-
Net cash provided by operating activities	867	601

INVESTING ACTIVITIES:
Capital expenditures	(218)	(27)
Net cash used in investing activities	(218)	(27)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177	4
Debt issuance cost	(82)	-
Line of credit payments	(715)	(144)
Net cash used in financing activities	(620)	(140)

Net increase in cash and cash equivalents	29	434

Cash and cash equivalents, beginning of period	5,079	839

Cash and cash equivalents, end of period	$5,108	$1,273

Supplemental cash flow information – income taxes paid	$209	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, and other items of gain (loss) and expense required in our view under Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2025 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended October 31, 2025 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the year ending October 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand along with the current credit facility with Eclipse Business Capital (“EBC”) to meet its obligations as they become due.

For the three months ended January 31, 2026, we generated operating income of $177,000, compared to operating income of $56,000 for the same period last year. This was primarily a result of certain cost-cutting measures we implemented to reduce our operating expenses, to help drive positive operating cash flow and increase liquidity. Efforts to reduce expenses included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of RF Industries, Ltd., and each of Cables Unlimited, Inc. (“Cables Unlimited”), Rel-Tech Electronics, Inc. (“Rel-Tech”), C Enterprises, Inc. (“C Enterprises”), Schroff Technologies International, Ltd. (“Schrofftech”), and Microlab/FXR LLC (“Microlab”), wholly-owned subsidiaries of RF Industries, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

As of January 31, 2026 and October 31, 2025, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our fiscal year ended October 31, 2025, and for interim periods within our fiscal year ending October 31, 2026, with early adoption permitted. The adoption of this ASU on a retrospective basis did not have a material effect on our consolidated financial statements. However, our segment disclosures have been expanded to include significant segment expenses as reviewed by our chief operating decision maker (“CODM”). Please see Note 8 for more details.

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

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures, which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses including disclosure of amounts for (i) purchases of inventory, (ii) employee compensation, (iii) depreciation and (iv) intangible asset amortization, included in each relevant expense caption such as cost of sales, selling, general and administrative expense, and research and development. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The standard will be effective for our annual financial statements beginning in our fiscal year ending October 31, 2028, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At January 31, 2026, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $4.2 million.

Sales from each customer that accounted for 10% or greater of net sales were as follows:

	Three Months Ended January 31,
	2026	2025
Aerospace customer	11%	-
Wireless provider A	-	21%

Accounts receivable from each customer that accounted for 10% or greater of net accounts receivable were as follows:

	Three Months Ended January 31,
	2026	2025
Aerospace customer	17%	-
Wireless provider A	-	21%
Wireless provider B	19%	10%

For the three months ended January 31, 2026, one aerospace customer accounted for 11% of net sales and 17% of total net accounts receivable, and one wireless provider accounted for less than 10% of net sales and 19% of total net accounts receivable. For the three months ended January 31, 2025, one wireless provider accounted for 21% of net sales and 21% of total net accounts receivable, and a different wireless provider accounted for less than 10% of net sales and 10% of total net accounts receivable. Although these customers have been significant customers of the Company, the written agreements with these customers do not have any minimum purchase obligations and these customers could stop buying our products at any time and for any reason. A reduction, delay or cancellation of orders from these customers or the loss of these customers could significantly reduce our future revenues and profits.

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	January 31, 2026	October 31, 2025

Raw materials and supplies	$8,757	$9,269
Work in process	927	715
Finished goods	4,092	3,751

Totals	$13,776	$13,735

For the three months ended January 31, 2026, no single vendor accounted for 10% or more of inventory purchases. For the three months ended January 31, 2025, one vendor accounted for 10% of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	January 31, 2026	October 31, 2025

Prepaid expense	$594	$774
Deposits	373	426
Other	54	84

Totals	$1,021	$1,284

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	January 31, 2026	October 31, 2025

Wages payable	$2,186	$3,957
Accrued receipts	1,744	1,408
Deferred revenue	218	232
Other accrued expenses	902	1,186
Accrued settlement	855	855

Totals	$5,905	$7,638

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended January 31, 2026, we reported a net loss. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 0 and 345,556 shares for the three months ended January 31, 2026 and 2025, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended January 31,
	2026	2025

Weighted average shares outstanding for basic earnings per share	10,736,090	10,560,922

Add effects of potentially dilutive securities-assumed exercise of stock options	-	-

Weighted average shares outstanding for diluted earnings per share	10,736,090	10,560,922

Note 7 – Stock-based compensation and equity transactions

On December 2, 2024, we granted 47,500 incentive stock options. The incentive stock options vest equally over four years as follows: (i) one-quarter of the options vested on December 2, 2025 and (ii) the remaining options shall vest in three equal annual installments over the next three years.

On January 13, 2025, we granted a total of 82,500 shares of restricted stock and 165,000 incentive stock options. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options vested on January 13, 2026 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years.

On December 1, 2025, we granted 55,500 incentive stock options. The incentive stock options vest equally over four years as follows: (i) one-quarter of the options shall vest on December 1, 2026 and (ii) the remaining options shall vest in three equal annual installments over the next three years.

On January 7, 2026, we granted a total of 82,500 shares of restricted stock and 165,000 incentive stock options. The shares of restricted stock and incentive stock options vest over four years as follows: (i) one-quarter of the restricted shares and options shall vest on January 7, 2027 and (ii) the remaining restricted shares and options shall vest in 12 equal quarterly installments over the next three years.

No other shares or options were granted to Company employees during the three months ended January 31, 2026 and 2025.

The fair value of each option granted during the three months ended January 31, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended January 31,
	2026	2025
Weighted average volatility	49.86%	44.37%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.14	6.14
Risk-free interest rate	3.81%	4.54%
Weighted average fair value of options granted during the year	$3.16	$1.85
Weighted average fair value of options vested during the year	$2.44	$2.20

Expected volatilities are based on historical volatility of our stock price and other factors. We used the historical method to calculate the expected life of the 2026 and 2025 option grants. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The expected dividend yield is based upon the historical dividend yield.

Company stock option plans

Descriptions of our stock option plans are included in Note 8 to our audited financial statements included in our Form 10-K for the year ended October 31, 2025. A summary of the status of the options granted under our stock option plans as of January 31, 2026 and the changes in options outstanding during the three months then ended is presented in the table that follows:

	2026
	Shares or			Weighted
	Price Per			Average
	Share			Exercise Price
Outstanding at beginning of November 1, 2025		1,005,693		$4.81
Options granted		220,000		$6.01
Options exercised		(25,000)		$7.09
Options canceled or expired		-		$-
Options outstanding at January 31, 2026		1,200,693		$4.99

Options exercisable at January 31, 2026		672,437		$5.24

Options vested and expected to vest at January 31, 2026		1,200,693		$4.99

Option price range at January 31, 2026	$1.90	-	$8.69

Aggregate intrinsic value of options exercised during period		$95,200

Weighted average remaining contractual life of options outstanding as of January 31, 2026: 7.12

Weighted average remaining contractual life of options exercisable as of January 31, 2026: 5.71 years

Weighted average remaining contractual life of options vested and expected to vest as of January 31, 2026: 7.12 years

Aggregate intrinsic value of options outstanding at January 31, 2026: $5,733,000

Aggregate intrinsic value of options exercisable at January 31, 2026: $3,039,000

Aggregate intrinsic value of options vested and expected to vest at January 31, 2026: $5,733,000

As of January 31, 2026, $1,282,000 and $1,190,000 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 1.7 and 1.5 years, respectively.

Stock option expense

During the three months ended January 31, 2026 and 2025, stock-based compensation expense totaled $264,000, and $195,000 respectively, and was classified in selling and general expense.

Note 8 – Segment information

We previously managed our business as two reportable segments, the RF Connector and Cable Assembly segment and the Custom Cabling Manufacturing and Assembly segment. During the fourth quarter of fiscal year 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, we now operate as a single reportable segment. Comparative prior‑period segment disclosures that reflected the previous two segments have been revised to conform to this change in our reportable segment.

Our CODM, which is our Chief Executive Officer, evaluates our financial information such as revenue, margins, operating expenses, net income or loss, and other non-GAAP financial measures on a consolidated basis to allocate resources and assess performance. However, while the Company’s CODM uses more than one measure to assess performance, the Company’s segment disclosures do not include non-GAAP disclosures. The Company has determined that the disclosures below correspond with the amounts in the consolidated financial statements and are most consistent with GAAP.

The following table presents our single segment revenue, gross profit, significant expenses, and net loss for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,
	2026	2025
Net sales	$18,969	$19,200
Cost of goods sold:
Material cost	8,318	9,275
Salaries and benefits	3,365	3,242
Depreciation	128	132
Other costs of sales	1,038	834
Total cost of goods sold	12,849	13,483

Gross profit	6,120	5,717

Operating expenses:
Salaries and benefits	2,248	2,190
Engineering expense	852	682
Stock-based compensation expense	264	195
Commission and bonus	346	465
Depreciation	79	72
Amortization	411	411
Corporate and public company fees	535	434
Selling and general	1,208	1,212
Total operating expenses	5,943	5,661

Operating income	177	56

Other expense	(193)	(265)

Loss before provision for income taxes	(16)	(209)
Provision for income taxes	34	36

Consolidated net loss	$(50)	$(245)

Total assets	$70,335	$70,429

Expenditures for Segment Assets	$218	$27

The Company’s single reportable segment total assets equal consolidated total assets.

The following table presents revenue for the products and solutions that we offer as of January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,
	2026		2025
Interconnect	$6,860	36%	$5,401	28%
Custom Cabling	6,416	34%	4,730	25%
Integrated Systems	5,693	30%	9,069	47%
Total net sales	$18,969	100%	$19,200	100%

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,
	2026	2025

United States	$17,520	$18,058
Foreign Countries:
Canada	772	636
Germany	164	60
Netherlands	155	32
United Kingdom	116	36
All Other	242	378
	1,449	1,142

Totals	$18,969	$19,200

Note 9 – Income taxes

In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of the annual effective tax rate cannot be made due to the sensitivity of changes in estimates of ordinary income (loss). In that case, an entity may report the actual tax provision or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the three months ended January 31, 2026.

We recorded income tax provisions of $34,000 and $36,000 for the three months ended January 31, 2026 and 2025, respectively. The effective tax rate for the three months ended January 31, 2026 and 2025 was (425.0%) and (17.2%), respectively. The effective tax rate for the three months ended January 31, 2026 differed from the U.S. statutory tax rate of 21% primarily due to state taxes, various permanent differences, research and development tax credits, unrecognized tax benefits and change in valuation allowance.

We had $247,000 and $217,000 of unrecognized tax benefits, as of January 31, 2026 and October 31, 2025, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $172,000 as of January 31, 2026.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be maintained against the deferred tax assets as of January 31, 2026. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgements, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the Company's cumulative losses, the Company continues to maintain that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has maintained a partial valuation allowance against its federal and state deferred tax assets. The Company's valuation allowance was $4,538,000 and $4,716,000 as of January 31, 2026 and October 31, 2025, respectively.

Note 10 – Intangible assets

Intangible assets consist of the following as of January 31, 2026 and October 31, 2025 (in thousands):

	January 31, 2026	October 31, 2025
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(4,332)	(4,235)
	1,726	1,823

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(249)	(241)
	119	127

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(444)	(416)
	1,256	1,284

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(4,348)	(4,070)
	6,752	7,030

Totals	$9,853	$10,264

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the three months ended January 31, 2026 and the year ended October 31, 2025 was $411,000 and $1,643,000, respectively. As of January 31, 2026, the weighted-average amortization period for the amortizable intangible assets is 6.44 years.

Note 11 – Commitments

We have operating leases for corporate offices, manufacturing facilities, and certain storage units. Our leases have remaining lease terms of one year to five years. A portion of our operating leases are leased from K&K Unlimited, a company controlled by Darren Clark, the former owner and current President of Cables Unlimited, to whom we make rent payments of $18,540 per month.

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ended January 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended January 31,
	2026	2025
Operating lease cost	$742	$739

As of January 31, 2026, operating lease right-of-use assets were $13.4 million and operating lease liabilities totaled $18.2 million, of which $2.1 million is classified as current. There were no finance leases as of January 31, 2026. Future minimum lease payments under non-cancellable leases as of January 31, 2026 consist of a total of $23.5 million.

The Schrofftech facility in North Kingstown, RI, is approximately 7,000 square feet and leased by RF Industries, Ltd. under a lease that was renewed for two years effective February 1, 2026, expiring January 31, 2028. The aggregate monthly rental payment under the new lease currently is $4,745 per month in 2026 and increasing to $4,888 in 2027.

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

The EBC Credit Agreement provides for (i) a senior secured revolving loan facility of up to $15.0 million (the “EBC Revolving Loan Facility”) and (ii) a senior secured revolving credit facility of up to $1.0 million (the “EBC Additional Line” and, together with the EBC Revolving Loan Facility, as amended, the “EBC Credit Facilities”) (with a $3.0 million swingline loan sublimit). On June 14, 2024, the parties entered into the First Amendment to the EBC Credit Agreement (the “First Amendment”), which provided for a modified EBC Additional Line of $1.0 million through July 12, 2024, $666,667 from July 13, 2024 through August 11, 2024 and $333,333 from August 12, 2024 through September 10, 2024. Availability of borrowings under the EBC Credit Facilities is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventories, as reduced by certain reserves, if any.

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

Debt issuance costs related to the EBC Credit Agreement totaled $297,000 as of January 31, 2026 and were included as part of our other long-term assets balance.

As of January 31, 2026, our outstanding borrowings under the EBC Credit Agreement were $7,121,000. In accordance with ASC 470-10-45, Other Presentations Matters - General, we have classified the outstanding borrowings as part of current liabilities in the condensed consolidated balance sheet.

Note 13 – Cash dividend and declared dividends

We did not pay or declare any dividends during the three months ended January 31, 2026, nor during the three months ended January 31, 2025.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and other oral and written statements made by RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, including the potential for expansion of our business or the completion of acquisitions, or projected revenues, income, returns or other financial measures. In some cases forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to meet customer demand through pricing and product offerings and efficient inventory and distribution channel management, to continue to source our raw materials and products from our suppliers and manufacturers, particularly those in Asia, the market demand for our products, which market demand is dependent in large part on the state of the telecommunications industry, the Company’s ability to continue as a going concern, the Company’s ability to remain in compliance with its existing capital loan terms and financial covenants and whether plans to develop 5G networks accelerate as expected, as well as our ability to meet any such demand, our ability to finance the expansion of our business or complete acquisitions, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Sections entitled “Risk Factors” in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended October 31, 2025, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended October 31, 2025 and our other reports and filings made with the Securities and Exchange Commission (“SEC”).

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no material changes during the three months ended January 31, 2026 to the items that we disclosed as our critical accounting estimates in the MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Overview

RF Industries, Ltd. (together with subsidiaries, the “Company,” “we”, “us”, or “our”) is a national manufacturer and marketer of interconnect products and systems. We market a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of applications. We previously aggregated our operating divisions into two reportable segments, the RF Connector and Cable Assembly (“RF Connector”) segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. During the fourth quarter of fiscal 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, our previous RF Connector and Custom Cabling operating segments were combined into a single reportable segment.

For the three months ended January 31, 2026, revenues generated from our interconnect products were 36% of the Company’s total sales, revenues from our custom cabling products were 34% of the Company’s total sales and revenues from our integrated systems were 30% of total sales. Our interconnect products are primarily standardized products regularly used by customers and, therefore, have a more stable revenue stream when compared to our other offerings. Our custom cabling products are more customized cabling and wire-related equipment under larger project-based purchase orders. The integrated systems solutions are a blend of standardized offerings where we expect a more stable revenue stream with several more customized solutions that tend to be purchased in large project-based orders.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. We generated operating income during the three months ended January 31, 2026. The cost-cutting measures that were implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity continue to be realized. These cost-cutting efforts included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of January 31, 2026, we had a total of $5.1 million of cash and cash equivalents compared to a total of $5.1 million of cash and cash equivalents as of October 31, 2025. As of January 31, 2026, we had working capital of $14.6 million and a current ratio of approximately 1.8:1 with current assets of $33.0 million and current liabilities of $18.4 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs for at least the next 12 months from the date of filing of this Quarterly Report.

As of January 31, 2026, we had $14.4 million of backlog, compared to $15.5 million as of October 31, 2025. The decrease in backlog relates primarily to shipments made against orders in our interconnect and integrated systems product offerings. Our backlog may fluctuate from period to period based on customer demand, general business conditions, and particularly the timing of project-based orders from large customers, which impacts our integrated systems offer. Since purchase orders are submitted by customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the three months ended January 31, 2026, we generated $0.9 million of cash in our operating activities. This net inflow of cash is primarily related to the change in accounts receivable of $1.7 million, $0.6 million from depreciation and amortization, $0.3 million from stock-based compensation expense, the change in other current assets of $0.3 million, income taxes receivable of $31,000, $23,000 from amortization of debt issuance costs, bad debt expense of $14,000 and deferred income taxes of $3,000. The cash usage was primarily due to the change in accrued expenses of $1.7 million, the change in accounts payable of $0.1 million, right-of-use assets of $0.1 million, the net loss of $50,000, $46,000 tax payments on cancelled shares of restricted stock and an increase in inventories of $41,000.

During the three months ended January 31, 2026, we also spent $218,000 on capital expenditures, repaid $0.7 million on the revolving credit facility with EBC, paid $0.1 million in debt issuance cost, and received $0.2 million in proceeds from the exercise of stock options.

Our goal to expand and grow our business both organically and through acquisitions may require material additional capital equipment. In the past, we have purchased all additional equipment or financed some of our equipment and furnishings requirements through capital leases. At this time, we have not identified any additional capital equipment purchases that would require significant additional leasing or capital expenditures during the next 12 months. We also believe that based on our current financial condition, our current backlog of unfulfilled orders, and our anticipated future operations, we would be able to finance our expansion, if necessary. However, there can be no assurance that our cash resources will fund our operating plan, including any organic expansion or acquisitions, for the period anticipated by us, especially if there is a material adverse impact on our business from unforeseen events.

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

Results of Operations

Three Months Ended January 31, 2026 vs. Three Months Ended January 31, 2025

Net sales for the three months ended January 31, 2026 (the “fiscal 2026 quarter”) decreased by 1.1%, or $0.2 million, to $19.0 million as compared to the three months ended January 31, 2025 (the “fiscal 2025 quarter”). The decrease in net sales is attributable mainly to the integrated systems product offering, which decreased by $3.4 million, or 37.4%, to $5.7 million compared to $9.1 million in the fiscal 2025 quarter, primarily driven by a decrease in small cell and thermal cooling offerings to our tier one customers due to the usual seasonality and timing of orders based on budget cycles. Net sales of the custom cabling product offering increased by $1.7 million, or 36.2% to $6.4 million compared to $4.7 million in the fiscal 2025 quarter, primarily driven by increased market penetration into the aerospace and industrial industries. The interconnect product offering increased by $1.5 million, or 27.8%, to $6.9 million compared to $5.4 million, primarily driven by higher customer demand for fiber applications.

Gross profit for the fiscal 2026 quarter increased by $0.4 million to $6.1 million compared to $5.7 million in the fiscal 2025 quarter, and gross margins increased to 32.3% of sales compared to 29.8% of sales in the fiscal 2025 quarter. The increases in gross profit and gross margins were primarily related to the overall product mix and new market penetration.

Engineering expenses increased by $0.2 million to $0.9 million in the fiscal 2026 quarter compared to $0.7 million in the fiscal 2025 quarter. The increase was the result of new product development and resource investment. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.1 million to $5.1 million (26.8% of sales) compared to $5.0 million (25.9% of sales) in the fiscal 2025 quarter primarily due to an increase in personnel-related expenses as a result of merit increases, benefit costs and continued labor market pressures.

For the fiscal 2026 and 2025 quarters, we recorded income tax provisions of $34,000 and $36,000, respectively. The effective tax rate was (425.0%) for the fiscal 2026 quarter, compared to (17.2%) for the fiscal 2025 quarter. The change in the effective tax rate from the fiscal 2026 quarter to fiscal 2025 quarter was primarily driven by the ratio of forecasted tax expense compared to the near break-even year-to-date loss, the effects of the change in valuation allowance, research and development credits, unrecognized tax benefits, state income taxes, and other expected permanent differences.

For the fiscal 2026 quarter, net loss was $50,000 and fully diluted loss per share was $0.00, compared to a net loss of $0.2 million and fully diluted loss per share of $0.02 for the fiscal 2025 quarter. For the fiscal 2026 quarter, the diluted weighted average shares outstanding were 10,736,090 as compared to 10,560,922 for the fiscal 2025 quarter.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2026.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2026, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is a party to various claims and legal proceedings that arise in the ordinary course of business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows, or results of operations. Except as discussed below, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows. The Company discloses contingent liabilities even if the liability is not probable or estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

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

As of March 16, 2026, no class certification deadline or trial date has been set. The parties attended private mediation on August 7, 2025. The parties thereafter reached a settlement agreement, which will be subject to Court approval. The Motion for Preliminary Approval of the Settlement is scheduled to be heard in Court on August 7, 2026.

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, filed with the SEC on January 14, 2026 (the “Annual Report”). The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended January 31, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, dated August 31, 2012, which exhibit is incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended April 30, 2023, which exhibit is incorporated herein by reference)

10.1

Second Amendment to Loan and Security Agreement, dated as of November 5, 2025, by and among RF Industries, Ltd., Cables Unlimited, Inc., Rel-Tech Electronics, Inc., C Enterprises, Inc., Schroff Technologies International, Inc., and Microlab/FXR LLC, as Borrowers, Eclipse Business Capital LLC, as agent, and the lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Form 8-K, dated November 5, 2025, which exhibit is incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF INDUSTRIES, LTD.

Date: March 16, 2026	By:	/s/ Robert Dawson
Robert Dawson Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2026	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)