Form 10-Q
period 2026-04-30
R F INDUSTRIES LTD
filed 2026-06-15
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of June 15, 2026 was 10,851,265.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2026	2025
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,394	$5,079
Trade accounts receivable, net of allowance for credit losses of $117 and $141, respectively	15,605	14,871
Inventories	14,449	13,735
Other current assets	1,642	1,284
TOTAL CURRENT ASSETS	35,090	34,969

Property and equipment:
Equipment and tooling	5,266	5,020
Furniture and office equipment	6,332	6,328
	11,598	11,348
Less accumulated depreciation	7,526	7,119
Total property and equipment, net	4,072	4,229

Operating lease right-of-use assets, net	13,159	13,848
Goodwill	8,085	8,085
Amortizable intangible assets, net	9,442	10,264
Non-amortizable intangible assets	1,174	1,174
Other assets	512	477
TOTAL ASSETS	$71,534	$73,046

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,	October 31,
	2026	2025
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,379	$3,108
Accrued expenses	6,008	7,638
Line of credit	6,142	7,836
Current portion of operating lease liabilities	2,039	2,054
Income taxes payable	-	260
TOTAL CURRENT LIABILITIES	18,568	20,896

Operating lease liabilities	15,814	16,699
Deferred tax liabilities	272	247
TOTAL LIABILITIES	34,654	37,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,851,265 and 10,713,801 shares issued and outstanding at April 30, 2026 and October 31, 2025, respectively	109	107
Additional paid-in capital	28,895	28,050
Retained earnings	7,876	7,047
TOTAL STOCKHOLDERS' EQUITY	36,880	35,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,534	$73,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025

Net sales	$20,691	$18,910	$39,661	$38,110
Cost of sales	13,425	12,960	26,274	26,443

Gross profit	7,266	5,950	13,387	11,667

Operating expenses:
Engineering	915	683	1,768	1,365
Selling and general	5,253	5,161	10,344	10,140
Total operating expenses	6,168	5,844	12,112	11,505

Operating income	1,098	106	1,275	162

Other expense	(159)	(216)	(352)	(481)

Income (loss) before provision for income taxes	939	(110)	923	(319)
Provision for income taxes	60	135	94	171

Consolidated net income (loss)	$879	$(245)	$829	$(490)

Income (loss) per share:
Basic	$0.08	$(0.02)	$0.08	$(0.05)
Diluted	$0.08	$(0.02)	$0.07	$(0.05)

Weighted average shares outstanding:
Basic	10,851,869	10,669,608	10,783,721	10,614,364
Diluted	11,424,572	10,669,608	11,221,542	10,614,364

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended April 30, 2026
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2026	10,814,267	$108	$28,444	$6,997	$35,549

Exercise of stock options	40,063	1	211	-	212

Stock-based compensation expense	-	-	277	-	277

Tax withholding related to vesting of restricted stock	(3,065)	-	(37)	-	(37)

Consolidated net income	-	-	-	879	879

Balance, April 30, 2026	10,851,265	$109	$28,895	$7,876	$36,880

	For the Six Months Ended April 30, 2026
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, October 31, 2025	10,713,801	$107	$28,050	$7,047	$35,204

Exercise of stock options	65,063	1	387	-	388

Stock-based compensation expense	-	-	541	-	541

Issuance of restricted stock	82,500	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(10,099)	-	(82)	-	(82)

Consolidated net income	-	-	-	829	829

Balance, April 30, 2026	10,851,265	$109	$28,895	$7,876	$36,880

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended April 30,
	2026	2025
OPERATING ACTIVITIES:
Consolidated net income (loss)	$829	$(490)

Adjustments to reconcile consolidated net income (loss) to net cash (used) provided by operating activities:
Bad debt expense	(24)	112
Depreciation and amortization	1,229	1,231
Gain on disposal of fixed assets	-	(12)
Stock-based compensation expense	541	421
Amortization of debt issuance cost	47	87
Tax payments related to shares cancelled for vested restricted stock awards	(82)	(34)
Deferred income taxes	25	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	(710)	(2,994)
Inventories	(714)	2,151
Other current assets	(358)	(131)
Right-of-use assets	(211)	(174)
Accounts payable	1,271	986
Accrued expenses	(1,630)	1,642
Income taxes payable	(260)	-
Net cash (used) provided by operating activities	(47)	2,792

INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	12
Capital expenditures	(250)	(61)
Net cash used in investing activities	(250)	(49)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	388	207
Debt issuance cost	(82)	-
Line of credit payments	(1,694)	(203)
Net cash (used) provided in financing activities	(1,388)	4

Net (decrease) increase in cash and cash equivalents	(1,685)	2,747

Cash and cash equivalents, beginning of period	5,079	839

Cash and cash equivalents, end of period	$3,394	$3,586

Supplemental cash flow information – income taxes paid	$876	$144

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, “we”, “us”, or “our”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, and other items of gain (loss) and expense required in our view under Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of October 31, 2025 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of October 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended October 31, 2025 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

For the three and six months ended April 30, 2026, we generated operating income of $1,098,000 and $1,275,000, respectively, compared to operating income of $106,000 and $162,000 for the same periods last year. This was primarily a result of an increase in sales along with cost management and implementation of certain cost-cutting measures to improve our gross margins as well as our operating expenses, to help drive positive operating cash flow and increase liquidity. Efforts to reduce expenses included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

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

As of April 30, 2026 and October 31, 2025, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature.

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

Recently issued accounting pronouncements not yet adopted:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for our fiscal year ending October 31, 2026, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At April 30, 2026, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $2.8 million.

Sales from each customer that accounted for 10% or greater of net sales were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Aerospace customer	14%	-	13%	-
Wireless provider A	-	11%	-	-
Wireless provider B	-	-	-	11%

Accounts receivable from each customer that accounted for 10% or greater of net accounts receivable were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Aerospace customer	20%	10%	20%	10%
Wireless provider A	-	16%	-	16%

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

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	April 30, 2026	October 31, 2025

Raw materials and supplies	$9,265	$9,269
Work in process	1,240	715
Finished goods	3,944	3,751

Totals	$14,449	$13,735

For the three and six months ended April 30, 2026 and 2025, no single vendor accounted for 10% or more of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	April 30, 2026	October 31, 2025

Prepaid taxes	$527	$-
Prepaid expense	558	774
Deposits	438	426
Other	119	84

Totals	$1,642	$1,284

Note 5 – Accrued expenses and other current liabilities

Accrued expenses consist of the following (in thousands):

	April 30, 2026	October 31, 2025

Wages payable	$2,607	$3,957
Accrued receipts	1,400	1,408
Deferred revenue	205	232
Other accrued expenses	941	1,186
Accrued settlement	855	855

Totals	$6,008	$7,638

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three months ended April 30, 2026, we reported net income. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 0 and 405,056 shares for the three months ended April 30, 2026 and 2025, respectively, and 0 and 405,056 shares for the six months ended April 30, 2026 and 2025, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025

Weighted average shares outstanding for basic earnings per share	10,851,869	10,669,608	10,783,721	10,614,364

Add effects of potentially dilutive securities-assumed exercise of stock options	572,703	-	437,821	-

Weighted average shares outstanding for diluted earnings per share	11,424,572	10,669,608	11,221,542	10,614,364

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

No other shares or options were granted to Company employees during the three and six months ended April 30, 2026 and 2025.

The fair value of each option granted during the six months ended April 30, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended April 30,
	2026	2025
Weighted average volatility	49.86%	44.37%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.14	6.14
Risk-free interest rate	3.81%	4.54%
Weighted average fair value of options granted during the period	$3.16	$1.85
Weighted average fair value of options vested during the period	$2.33	$2.20

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

Company stock option plans

Descriptions of our stock option plans are included in Note 8 to our audited financial statements included in our Form 10-K for the fiscal year ended October 31, 2025. A summary of the status of the options granted under our stock option plans as of April 30, 2026 and the changes in options outstanding during the six months then ended is presented in the table that follows:

	2026
	Shares or	Weighted
	Price Per	Average
	Share	Exercise Price
Outstanding at beginning of November 1, 2025	1,005,693	$4.81
Options granted	220,000	$6.01
Options exercised	(65,063)	$5.96
Options canceled or expired	-	$-
Options outstanding at April 30, 2026	1,160,630	$4.98

Options exercisable at April 30, 2026	656,750	$5.17

Options vested and expected to vest at April 30, 2026	1,160,630	$4.98

Option price range at April 30, 2026	$1.90 - $8.69

Aggregate intrinsic value of options exercised during period	$333,797

Weighted average remaining contractual life of options outstanding as of April 30, 2026: 6.89 years

Weighted average remaining contractual life of options exercisable as of April 30, 2026: 5.51 years

Weighted average remaining contractual life of options vested and expected to vest as of April 30, 2026: 6.89 years

Aggregate intrinsic value of options outstanding at April 30, 2026: $11,089,000

Aggregate intrinsic value of options exercisable at April 30, 2026: $6,146,000

Aggregate intrinsic value of options vested and expected to vest at April 30, 2026: $11,089,000

As of April 30, 2026, $1,238,000 and $1,057,000 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 1.5 and 1.4 years, respectively.

Stock option expense

During the three months ended April 30, 2026 and 2025, stock-based compensation expense totaled $277,000, and $227,000 respectively, and was classified in selling and general expense. During the six months ended April 30, 2026 and 2025, stock-based compensation expense totaled $541,000 and $421,000, respectively, and was classified in selling and general expense.

Note 8 – Segment information

We previously managed our business as two reportable segments, the RF Connector and Cable Assembly segment and the Custom Cabling Manufacturing and Assembly segment. During the fourth quarter of the fiscal year ended October 31, 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, we now operate as a single reportable segment. Comparative prior‑period segment disclosures that reflected the previous two segments have been revised to conform to this change in our reportable segment.

Our CODM, which is our Chief Executive Officer, evaluates our financial information such as revenue, margins, operating expenses, net income or loss, and other non-GAAP financial measures on a consolidated basis to allocate resources and assess performance. However, while our CODM uses more than one measure to assess performance, the Company’s segment disclosures do not include non-GAAP disclosures. The Company has determined that the disclosures below correspond with the amounts in the consolidated financial statements and are most consistent with GAAP.

The following table presents our single segment revenue, gross profit, significant expenses, and net income (loss) for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Net sales	$20,691	$18,910	$39,661	$38,110
Cost of goods sold:
Material cost	8,543	8,617	16,861	17,891
Salaries and benefits	3,644	3,332	7,010	6,574
Depreciation	123	131	250	264
Other costs of sales	1,115	880	2,153	1,714
Total cost of goods sold	13,425	12,960	26,274	26,443

Gross profit	7,266	5,950	13,387	11,667

Operating expenses:
Salaries and benefits	2,204	2,255	4,453	4,446
Engineering expense	915	683	1,768	1,365
Stock-based compensation expense	277	227	541	421
Commission and bonus	694	539	1,040	1,004
Depreciation	78	73	157	145
Amortization	411	411	822	822
Corporate and public company fees	530	376	1,046	809
Selling and general	1,059	1,157	2,285	2,370
Non-cash and one-time charges	-	123	-	123
Total operating expenses	6,168	5,844	12,112	11,505

Operating income	1,098	106	1,275	162

Other expense	(159)	(216)	(352)	(481)

Income (loss) before provision for income taxes	939	(110)	923	(319)
Provision for income taxes	60	135	94	171

Consolidated net income (loss)	$879	$(245)	$829	$(490)

Total assets	$71,534	$72,679	$71,534	$72,679

Expenditures for Segment Assets	$33	$34	$250	$61

The Company’s single reportable segment total assets equal consolidated total assets.

The following table presents revenue for the products and solutions that we offer as of the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,				Six Months Ended April 30,
	2026		2025		2026		2025
Interconnect	$6,945	33%	$5,990	32%	$13,806	35%	$11,391	30%
Custom Cabling	8,427	41%	6,494	34%	14,843	37%	11,224	29%
Integrated Systems	5,319	26%	6,426	34%	11,012	28%	15,495	41%
Total net sales	$20,691	100%	$18,910	100%	$39,661	100%	$38,110	100%

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025

United States	$19,026	$16,461	$36,546	$34,520
Foreign Countries:
Canada	1,033	1,990	1,805	2,626
China	190	3	258	225
United Kingdom	112	90	228	127
Netherlands	101	92	256	124
All Other	229	274	568	488
	1,665	2,449	3,115	3,590

Totals	$20,691	$18,910	$39,661	$38,110

Note 9 – Income taxes

In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of the annual effective tax rate cannot be made due to the sensitivity of changes in estimates of ordinary income (loss). In that case, an entity may report the actual tax provision or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the six months ended April 30, 2026.

We recorded income tax provisions of $60,000 and $135,000 for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate for the three months ended April 30, 2026 and 2025 was 6.4% and (122.7%), respectively. For the six months ended April 30, 2026 and 2025, we recorded income tax provisions of $94,000 and $171,000, respectively. The effective tax rate for the six months ended April 30, 2026 and 2025 was 10.2% and (53.6%), respectively. The effective tax rate for the three months and six months ended April 30, 2026 differed from the U.S. statutory tax rate of 21% primarily due to state taxes, various permanent differences, research and development tax credits, unrecognized tax benefits and change in valuation allowance.

We had $271,000 and $217,000 of unrecognized tax benefits, as of April 30, 2026 and October 31, 2025, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $179,000 as of April 30, 2026.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of April 30, 2026. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the Company's cumulative losses, the Company continues to maintain that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has maintained a partial valuation allowance against its federal and state deferred tax assets. The Company's valuation allowance was $4,521,000 and $4,716,000 as of April 30, 2026 and October 31, 2025, respectively.

Note 10 – Intangible assets

Intangible assets consist of the following as of April 30, 2026 and October 31, 2025 (in thousands):

	April 30, 2026	October 31, 2025
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(4,429)	(4,235)
	1,629	1,823

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(258)	(241)
	110	127

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(472)	(416)
	1,228	1,284

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(4,625)	(4,070)
	6,475	7,030

Totals	$9,442	$10,264

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the six months ended April 30, 2026 and the fiscal year ended October 31, 2025 was $822,000 and $1,643,000, respectively. As of April 30, 2026, the weighted-average amortization period for the amortizable intangible assets was 6.21 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ended April 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Operating lease cost	$746	$739	$1,492	$1,478

As of April 30, 2026, operating lease right-of-use assets were $13.2 million and operating lease liabilities totaled $17.9 million, of which $2.0 million is classified as current. There were no finance leases as of April 30, 2026. Future minimum lease payments under non-cancellable leases as of April 30, 2026 are a total of $22.8 million.

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

Debt issuance costs related to the EBC Credit Agreement totaled $273,000 as of April 30, 2026 and were included as part of our other long-term assets balance.

As of April 30, 2026, our outstanding borrowings under the EBC Credit Agreement were $6,142,000. In accordance with ASC 470-10-45, Other Presentation Matters - General, we have classified the outstanding borrowings as part of current liabilities in the condensed consolidated balance sheet.

Note 13 – Cash dividends and declared dividends

We did not pay or declare any dividends during the three or six months ended April 30, 2026, nor during the three or six months ended April 30, 2025.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and other oral and written statements made by RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, including the potential for expansion of our business or the completion of acquisitions, or projected revenues, income, returns or other financial measures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to meet customer demand through pricing and product offerings and efficient inventory and distribution channel management, to continue to source our raw materials and products from our suppliers and manufacturers, particularly those in Asia, the market demand for our products, which market demand is dependent in large part on the state of the telecommunications industry, the Company’s ability to continue as a going concern, the Company’s ability to remain in compliance with its existing capital loan terms and financial covenants and whether plans to develop 5G networks accelerate as expected, as well as our ability to meet any such demand, our ability to finance the expansion of our business or complete acquisitions, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Sections entitled “Risk Factors” in this Quarterly Report and in our Annual Report filed on Form 10-K for the fiscal year ended October 31, 2025, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the fiscal year ended October 31, 2025 and our other reports and filings made with the Securities and Exchange Commission (“SEC”).

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no material changes during the three months ended April 30, 2026 to the items that we disclosed as our critical accounting estimates in the MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, except as set forth below with respect to the valuation allowance on our deferred income taxes.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis. In prior periods, the Company recorded a valuation allowance due primarily to cumulative losses and other negative evidence.

The Company has generated pre-tax income in each of the most recent four consecutive fiscal quarters and has experienced improved operating results over that period. This recent profitability represents positive evidence that the Company is weighing against the historical negative evidence in assessing the realizability of its deferred tax assets.

If the Company is able to sustain its current level of profitability and generate sufficient future taxable income, it is reasonably possible that a reduction of a significant portion of the valuation allowance may be appropriate in a future reporting period. Any such reduction could result in a material income tax benefit in the period recognized and could have a significant impact on the Company’s effective tax rate and results of operations.

The Company’s assessment remains dependent on the level and sustainability of future earnings and other relevant factors.

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

For the six months ended April 30, 2026, revenues generated from our interconnect products were 35% of the Company’s total sales, revenues from our custom cabling products were 37% of the Company’s total sales and revenues from our integrated systems were 28% of total sales. Our interconnect products are primarily standardized products regularly used by customers and, therefore, have a more stable revenue stream when compared to our other offerings. Our custom cabling products are more customized cabling and wire-related equipment under larger project-based purchase orders. The integrated systems solutions are a blend of standardized offerings where we expect a more stable revenue stream with several more customized solutions that tend to be purchased in large project-based orders.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. We generated operating income during the six months ended April 30, 2026. The cost-cutting measures that were implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity continue to be realized. These cost-cutting efforts included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of April 30, 2026, we had a total of $3.4 million of cash and cash equivalents compared to a total of $5.1 million of cash and cash equivalents as of October 31, 2025. As of April 30, 2026, we had working capital of $16.5 million and a current ratio of approximately 1.9:1 with current assets of $35.0 million and current liabilities of $18.6 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs for at least the next 12 months from the date of filing of this Quarterly Report.

As of April 30, 2026, we had $20.0 million of backlog, compared to $15.5 million as of October 31, 2025. The increase in backlog relates primarily to shipments made against orders in our custom cabling and integrated systems product offerings. Our backlog may fluctuate from period to period based on customer demand, general business conditions, and particularly the timing of project-based orders from large customers, which impacts our integrated systems offer. Since purchase orders are submitted by customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the six months ended April 30, 2026, we used $47,000 of cash from our operating activities. This net outflow of cash is primarily related to the change in accounts payable of $1.3 million, $1.2 million from depreciation and amortization, net income of $0.8 million, $0.5 million from stock-based compensation expense, the change in other current assets of $0.4 million, $47,000 from amortization of debt issuance costs and deferred income taxes of $25,000. The cash usage was primarily due to the change in accrued expenses of $1.6 million, income tax receivable of $0.8 million, an increase in inventories of $0.7 million, the change in accounts receivable of $0.7 million, right-of-use assets of $0.2 million, $0.1 million of tax payments on cancelled shares of restricted stock and bad debt expense of $24,000.

During the six months ended April 30, 2026, we also spent $0.3 million on capital expenditures, repaid $1.7 million on the revolving credit facility with EBC, paid $0.1 million in debt issuance cost, and received $0.4 million in proceeds from the exercise of stock options.

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

Results of Operations

Three Months Ended April 30, 2026 vs. Three Months Ended April 30, 2025

Net sales for the three months ended April 30, 2026 (the “fiscal 2026 quarter”) increased by 9.4%, or $1.8 million, to $20.7 million compared to $18.9 million in the three months ended April 30, 2025 (the “fiscal 2025 quarter”). The increase in net sales was primarily attributable to net sales of the custom cabling product offering, which increased by $1.9 million, or 29.8%, to $8.4 million in the fiscal 2026 quarter compared to $6.5 million in the fiscal 2025 quarter, primarily driven by increased market penetration in the aerospace and industrial industries. Net sales of the interconnect product offering also increased by $0.9 million, or 15.9%, to $6.9 million in fiscal 2026 quarter compared to $6.0 million in the fiscal 2025 quarter, primarily driven by higher customer demand for fiber applications and wireless infrastructure deployments. Net sales of the integrated systems product offering decreased by $1.1 million, or 17.2%, to $5.3 million in the fiscal 2026 quarter compared to $6.4 million in the fiscal 2025 quarter, primarily driven by a decrease in sales of small cell solutions to our wireless carrier customers due to the timing of orders and shipments based on budget cycles.

Gross profit increased by $1.3 million to $7.3 million in the fiscal 2026 quarter compared to $6.0 million in the fiscal 2025 quarter, and gross margin increased to 35.1% of sales in the fiscal 2026 quarter compared to 31.5% of sales in the fiscal 2025 quarter. The increase in gross profit and gross margin were primarily related to the overall product mix and improved operational efficiencies across the organization.

Engineering expenses increased by $0.2 million to $0.9 million in the fiscal 2026 quarter compared to $0.7 million in the fiscal 2025 quarter. The increase was the result of resource allocation associated with new product development. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.1 million to $5.3 million (25.4% of sales) in the fiscal 2026 quarter compared to $5.2 million (27.3% of sales) in the fiscal 2025 quarter primarily due to an increase in variable compensation related to commissions and bonuses as a result of higher sales and investment in additional resources.

For the fiscal 2026 and 2025 quarters, we recorded income tax provision of $60,000 and $135,000, respectively. The effective tax rate was 6.4% for the fiscal 2026 quarter, compared to (122.7%) for the fiscal 2025 quarter. The change in the effective tax rate from the fiscal 2026 quarter to fiscal 2025 quarter was primarily driven by the change in valuation allowance, research and development credits, unrecognized tax benefits, state income taxes, and other expected permanent differences.

For the fiscal 2026 quarter, net income was $0.9 million and fully diluted income per share was $0.08, compared to a net loss of $0.2 million and fully diluted loss per share of $0.02 for the fiscal 2025 quarter. For the fiscal 2026 quarter, the diluted weighted average shares outstanding were 11,424,572 as compared to 10,669,608 for the fiscal 2025 quarter.

Six Months Ended April 30, 2026 vs. Six Months Ended April 30, 2025

Net sales for the six months ended April 30, 2026 (the “fiscal 2026 six-month period”) increased by 4.1%, or $1.6 million, to $39.7 million compared to $38.1 million in the six months ended April 30, 2025 (the “fiscal 2025 six-month period”). The increase in net sales was primarily attributable to net sales of the custom cabling product offering, which increased by $3.6 million, or 32.2%, to $14.8 million in the fiscal 2026 six-month period compared to $11.2 million in the fiscal 2025 six-month period, primarily driven by increased aerospace demand and organic growth within our existing customer base and product portfolio. Net sales of the interconnect product offering also increased by $2.4 million, or 21.2% to $13.8 million in the fiscal 2026 six-month period compared to $11.4 million in the fiscal 2025 six-month period, primarily driven by higher customer demand for fiber optic and general connectivity solutions. Net sales of the integrated systems product offering decreased by $4.5 million, or 28.9%, to $11.0 million in the fiscal 2026 six-month period compared to $15.5 million in fiscal 2025 six-month period, primarily driven by the timing of orders and shipments to our wireless carrier customers based on longer system design approval and budget cycles.

Gross profit increased by $1.7 million to $13.4 million for the fiscal 2026 six-month period compared to $11.7 million in the fiscal 2025 six-month period, and gross margin increased to 33.8% of sales in the fiscal 2026 six-month period compared to 30.6% of sales in the fiscal 2025 six-month period. The increases in gross profit and gross margin were primarily related to the overall increase in sales, product mix and continued operational efficiencies.

Engineering expenses increased by $0.4 million to $1.8 million in the fiscal 2026 six-month period compared to $1.4 million in the fiscal 2025 six-month period. The increase was the result of resource allocation associated with new product development. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $0.2 million to $10.3 million (26.1% of sales) in the fiscal 2026 six-month period compared to $10.1 million (26.6% of sales) in the fiscal 2025 six-month period primarily due to an increase in stock-based compensation expense and public company fees.

For the fiscal 2026 and 2025 six-month periods, we recorded income tax provision of $94,000 and $171,000, respectively. The effective tax rate was 10.2% for the fiscal 2026 six-month period, compared to (53.6%) for the fiscal 2025 six-month period. The change in effective tax rate for the fiscal 2026 and 2025 six-month periods was primarily driven by the effects of the change in valuation allowance, research and development credits, state income taxes, and other expected permanent differences.

For the fiscal 2026 six-month period, net income was $0.8 million and fully diluted income per share was $0.07 per share as compared to a net loss of $0.5 million and fully diluted loss per share of ($0.05) per share for the fiscal 2025 six-month period. For the fiscal 2026 six-month period, the diluted weighted average shares outstanding were 11,221,542 as compared to 10,614,364 for the fiscal 2025 six-month period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2026.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2026, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 15, 2026, no class certification deadline or trial date has been set. The parties attended private mediation on August 7, 2025. The parties thereafter reached a settlement agreement, which will be subject to Court approval. The Motion for Preliminary Approval of the Settlement is scheduled to be heard in Court on August 7, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended April 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

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

RF INDUSTRIES, LTD.

Date: June 15, 2026	By:	/s/ Robert Dawson
Robert Dawson Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2026	By:	/s/ Peter Yin
Peter Yin Chief Financial Officer (Principal Financial and Accounting Officer)