Form 10-Q
period 2026-07-31
R F INDUSTRIES LTD
filed 2026-09-14
CIK 740664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of September 14, 2026 was 10,847,761.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2026	2025
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,454	$5,079
Trade accounts receivable, net of allowance for credit losses of $162 and $141, respectively	17,047	14,871
Inventories	13,177	13,735
Other current assets	1,766	1,284
TOTAL CURRENT ASSETS	36,444	34,969

Property and equipment:
Equipment and tooling	5,023	5,020
Furniture and office equipment	6,255	6,328
	11,278	11,348
Less accumulated depreciation	7,294	7,119
Total property and equipment, net	3,984	4,229

Operating lease right-of-use assets, net	12,890	13,848
Goodwill	8,085	8,085
Amortizable intangible assets, net	9,032	10,264
Non-amortizable intangible assets	1,174	1,174
Other assets	488	477
TOTAL ASSETS	$72,097	$73,046

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 31,	October 31,
	2026	2025
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,290	$3,108
Accrued expenses	6,783	7,638
Line of credit	5,718	7,836
Current portion of operating lease liabilities	2,263	2,054
Income taxes payable	-	260
TOTAL CURRENT LIABILITIES	18,054	20,896

Operating lease liabilities	15,212	16,699
Deferred tax liabilities	286	247
TOTAL LIABILITIES	33,552	37,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - authorized 20,000,000 shares of $0.01 par value; 10,847,761 and 10,713,801 shares issued and outstanding at July 31, 2026 and October 31, 2025, respectively	109	107
Additional paid-in capital	29,118	28,050
Retained earnings	9,318	7,047
TOTAL STOCKHOLDERS' EQUITY	38,545	35,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,097	$73,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025

Net sales	$23,960	$19,790	$63,621	$57,900
Cost of sales	15,422	13,071	41,696	39,514

Gross profit	8,538	6,719	21,925	18,386

Operating expenses:
Engineering	1,074	759	2,842	2,124
Selling and general	5,705	5,240	16,049	15,380
Total operating expenses	6,779	5,999	18,891	17,504

Operating income	1,759	720	3,034	882

Other expense	(233)	(240)	(585)	(721)

Income before provision for income taxes	1,526	480	2,449	161
Provision for income taxes	84	88	178	259

Consolidated net income (loss)	$1,442	$392	$2,271	$(98)

Income (loss) per share:
Basic	$0.13	$0.04	$0.21	$(0.01)
Diluted	$0.12	$0.04	$0.20	$(0.01)

Weighted average shares outstanding:
Basic	10,850,483	10,668,375	10,806,219	10,632,566
Diluted	11,600,299	10,774,304	11,397,571	10,632,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended July 31, 2026
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 1, 2026	10,851,265	$109	$28,895	$7,876	$36,880

Stock-based compensation expense	-	-	283	-	283

Tax withholding related to vesting of restricted stock	(3,504)	-	(60)	-	(60)

Consolidated net income	-	-	-	1,442	1,442

Balance, July 31, 2026	10,847,761	$109	$29,118	$9,318	$38,545

	For the Nine Months Ended July 31, 2026
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, November 1, 2025	10,713,801	$107	$28,050	$7,047	$35,204

Exercise of stock options	65,063	1	387	-	388

Stock-based compensation expense	-	-	824	-	824

Issuance of restricted stock	82,500	1	(1)	-	-

Tax withholding related to vesting of restricted stock	(13,603)	-	(142)	-	(142)

Consolidated net income	-	-	-	2,271	2,271

Balance, July 31, 2026	10,847,761	$109	$29,118	$9,318	$38,545

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements (continued)

RF INDUSTRIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended July 31,
	2026	2025
OPERATING ACTIVITIES:
Consolidated net income (loss)	$2,271	$(98)

Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Bad debt expense	20	31
Depreciation and amortization	1,842	1,848
Loss (gain) on disposal of fixed assets	12	(12)
Stock-based compensation expense	824	640
Amortization of debt issuance cost	71	130
Tax payments related to shares cancelled for vested restricted stock awards	(142)	(43)
Deferred income taxes	39	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,196)	(3,260)
Inventories	558	556
Other current assets	(482)	(139)
Right-of-use assets	(320)	(264)
Accounts payable	182	1,008
Accrued expenses	(855)	2,087
Income taxes payable	(260)	-
Net cash provided by operating activities	1,564	2,481

INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	12
Capital expenditures	(377)	(170)
Net cash used in investing activities	(377)	(158)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	388	207
Debt issuance cost	(82)	-
Line of credit payments	(2,118)	(369)
Net cash used in financing activities	(1,812)	(162)

Net (decrease) increase in cash and cash equivalents	(625)	2,161

Cash and cash equivalents, beginning of period	5,079	839

Cash and cash equivalents, end of period	$4,454	$3,000

Supplemental cash flow information – income taxes paid	$901	$169

See Notes to Unaudited Condensed Consolidated Financial Statements.

RF INDUSTRIES, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Unaudited interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, “we”, “us”, or “our”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, and other items of gain (loss) and expense required in our review under Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, have been included for a fair statement of the financial position. Information included in the condensed consolidated balance sheet as of  October 31, 2025 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of RF Industries, Ltd. as of  October 31, 2025 included in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended  October 31, 2025 that was previously filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending  October 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Form 10-K.

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

For the three and nine months ended July 31, 2026, we generated operating income of $1,759,000 and $3,034,000, respectively, compared to operating income of $720,000 and $882,000 for the same periods last year. This was primarily a result of an increase in sales along with cost management and implementation of certain cost-cutting measures to improve our gross margins as well as our operating expenses, to help drive positive operating cash flow and increase liquidity. Efforts to reduce expenses included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. The Company intends to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

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

As of  July 31, 2026 and  October 31, 2025, the carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature.

Recent accounting standards

Recently issued accounting pronouncements adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was effective for our fiscal year ended  October 31, 2025, and for interim periods within our fiscal year ending  October 31, 2026, with early adoption permitted. The adoption of this ASU on a retrospective basis did not have a material effect on our consolidated financial statements. However, our segment disclosures have been expanded to include significant segment expenses as reviewed by our chief operating decision maker (“CODM”). Please see Note 8 for more details.

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

Note 2 – Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high-credit quality financial institutions. At  July 31, 2026, we had cash and cash equivalent balances in excess of federally insured limits in the amount of approximately $3.7 million.

Sales from each customer that accounted for 10% or greater of net sales were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Aerospace customer	11%	15%	12%	-
Wireless provider A	-	11%	-	-

Accounts receivable from each customer that accounted for 10% or greater of net accounts receivable were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Aerospace customer	16%	22%	16%	22%
Wireless provider A	-	17%	-	17%
Wireless provider B	17%	-	17%	-

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

Note 3 – Inventories and major vendors

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or net realizable value. Cost has been determined using the weighted average cost method. Inventories consist of the following (in thousands):

	July 31, 2026	October 31, 2025

Raw materials and supplies	$7,851	$9,269
Work in process	1,145	715
Finished goods	4,181	3,751

Totals	$13,177	$13,735

For the three and nine months ended July 31, 2026 and 2025, no single vendor accounted for 10% or more of inventory purchases. We have arrangements with these vendors to purchase products based on purchase orders that we periodically issue.

Note 4 – Other current assets

Other current assets consist of the following (in thousands):

	July 31, 2026	October 31, 2025

Prepaid taxes	$503	$-
Prepaid expense	740	774
Deposits	394	426
Other	129	84

Totals	$1,766	$1,284

Note 5 – Accrued expenses

Accrued expenses consist of the following (in thousands):

	July 31, 2026	October 31, 2025

Wages payable	$3,478	$3,957
Accrued receipts	1,556	1,408
Deferred revenue	11	232
Other accrued expenses	883	1,186
Accrued settlement	855	855

Totals	$6,783	$7,638

Accrued receipts represent purchased inventory for which invoices have not been received.

Note 6 – Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the effects of assuming that other potentially dilutive securities (such as stock options) outstanding during the period had been exercised and the treasury stock method had been applied. During the three and nine months ended  July 31, 2026, we reported net income. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation due to their anti-dilutive effect. Potentially issuable securities that are out-of-the-money totaled 0 and 50,000 shares for the three months ended  July 31, 2026 and 2025, respectively, and 0 and 50,000 shares for the nine months ended July 31, 2026 and 2025, respectively, and were excluded from the calculation of diluted per share amounts because of their anti-dilutive effect.

The following table summarizes the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025

Weighted average shares outstanding for basic earnings per share	10,850,483	10,668,375	10,806,219	10,632,566

Add effects of potentially dilutive securities-assumed exercise of stock options	749,816	105,929	591,352	-

Weighted average shares outstanding for diluted earnings per share	11,600,299	10,774,304	11,397,571	10,632,566

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

No other shares or options were granted to Company employees during the three and nine months ended July 31, 2026 and 2025.

The fair value of each option granted during the nine months ended July 31, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended July 31,
	2026	2025
Weighted average volatility	49.86%	44.37%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.14	6.14
Risk-free interest rate	3.81%	4.54%
Weighted average fair value of options granted during the period	$3.16	$1.85
Weighted average fair value of options vested during the period	$2.26	$2.38

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

Company stock option plans

Descriptions of our stock option plans are set forth in Note 8 to our audited financial statements included in our Form 10-K for the fiscal year ended  October 31, 2025. A summary of the status of the options granted under our stock option plans as of  July 31, 2026 and the changes in options outstanding during the nine months then ended is presented in the table that follows:

	2026
	Shares or	Weighted
	Price Per	Average
	Share	Exercise Price
Outstanding at beginning of November 1, 2025	1,005,693	$4.81
Options granted	220,000	$6.01
Options exercised	(65,063)	$5.96
Options canceled or expired	-	$-
Options outstanding at July 31, 2026	1,160,630	$4.98

Options exercisable at July 31, 2026	681,125	$5.11

Options vested and expected to vest at July 31, 2026	1,160,630	$4.98

Option price range at July 31, 2026	$1.90 - $8.69

Aggregate intrinsic value of options exercised during period	$333,797

Weighted average remaining contractual life of options outstanding as of  July 31, 2026: 6.64 years

Weighted average remaining contractual life of options exercisable as of  July 31, 2026: 5.35 years

Weighted average remaining contractual life of options vested and expected to vest as of  July 31, 2026: 6.64 years

Aggregate intrinsic value of options outstanding at  July 31, 2026: $8,524,000

Aggregate intrinsic value of options exercisable at  July 31, 2026: $4,913,000

Aggregate intrinsic value of options vested and expected to vest at  July 31, 2026: $8,524,000

As of  July 31, 2026, $1,193,000 and $921,000 of expenses with respect to nonvested stock options and restricted shares, respectively, have yet to be recognized but are expected to be recognized over a weighted average period of 1.3 and 1.3 years, respectively.

Stock option expense

During the three months ended  July 31, 2026 and 2025, stock-based compensation expense totaled $283,000 and $219,000 respectively, and was classified in selling and general expense. During the nine months ended July 31, 2026 and 2025, stock-based compensation expense totaled $824,000 and $640,000, respectively, and was classified in selling and general expense.

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

The following table presents our single segment revenue, gross profit, significant expenses, and net income (loss) for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Net sales	$23,960	$19,790	$63,621	$57,900
Cost of goods sold:
Material cost	10,327	8,595	27,190	26,485
Salaries and benefits	3,864	3,391	10,873	9,966
Depreciation	121	133	371	397
Other costs of sales	1,110	952	3,262	2,666
Total cost of goods sold	15,422	13,071	41,696	39,514

Gross profit	8,538	6,719	21,925	18,386

Operating expenses:
Salaries and benefits	2,089	2,208	6,542	6,654
Engineering expense	1,074	759	2,842	2,124
Stock-based compensation expense	283	219	824	640
Commission and bonus	1,280	991	2,320	1,994
Depreciation	81	73	238	218
Amortization	411	411	1,233	1,233
Corporate and public company fees	434	366	1,480	1,175
Selling and general	1,127	972	3,412	3,343
Non-cash and one-time charges	-	-	-	123
Total operating expenses	6,779	5,999	18,891	17,504

Operating income	1,759	720	3,034	882

Other expense	(233)	(240)	(585)	(721)

Income before provision for income taxes	1,526	480	2,449	161
Provision for income taxes	84	88	178	259

Consolidated net income (loss)	$1,442	$392	$2,271	$(98)

Total assets	$72,097	$73,201	$72,097	$73,201

Expenditures for Segment Assets	$127	$108	$377	$170

The Company’s single reportable segment total assets equal consolidated total assets.

The following table presents revenue for the products and solutions that we offer as of the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2026		2025		2026		2025
Interconnect	$7,835	33%	$6,212	32%	$21,640	34%	$17,602	30%
Custom Cabling	10,135	42%	7,157	36%	24,979	39%	18,382	32%
Integrated Systems	5,990	25%	6,421	32%	17,002	27%	21,916	38%
Total net sales	$23,960	100%	$19,790	100%	$63,621	100%	$57,900	100%

All of our operations are conducted in the United States; however, we derive a portion of our revenue from export sales. We attribute sales to geographic areas based on the location of the customers. The following table presents the sales by geographic area for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025

United States	$21,808	$18,432	$58,354	$52,952
Foreign Countries:
Canada	1,755	1,052	3,560	3,678
All Other	397	306	1,707	1,270
	2,152	1,358	5,267	4,948

Totals	$23,960	$19,790	$63,621	$57,900

Note 9 – Income taxes

In accordance with applicable accounting guidance, the Company is required to use an estimated annual effective tax rate to compute its tax provision during an interim period. However, there is an exception to the use of this method when a reliable estimate of the annual effective tax rate cannot be made due to the sensitivity of changes in estimates of ordinary income (loss). In that case, an entity may report the actual tax provision or benefit applicable when annual income (loss) cannot be estimated as a discrete item in the interim period. This exception was used in determining the tax provision for the nine months ended July 31, 2026.

We recorded income tax provisions of $84,000 and $88,000 for the three months ended  July 31, 2026 and 2025, respectively. The effective tax rate for the three months ended  July 31, 2026 and 2025 was 5.5% and 18.3%, respectively. For the nine months ended July 31, 2026 and 2025, we recorded income tax provisions of $178,000 and $259,000, respectively. The effective tax rate for the nine months ended July 31, 2026 and 2025 was 7.3% and 160.9%, respectively. The effective tax rate for the three months and nine months ended July 31, 2026 differed from the U.S. statutory tax rate of 21% primarily due to state taxes, various permanent differences, research and development tax credits, unrecognized tax benefits and change in valuation allowance.

We had $295,000 and $217,000 of unrecognized tax benefits, as of  July 31, 2026 and  October 31, 2025, respectively. The unrecognized tax benefits, if recognized, would result in a net tax benefit of $192,000 as of  July 31, 2026.

The Company assesses all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required to be recorded against the deferred tax assets as of July 31, 2026. The Company has evaluated future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, including the Company's cumulative losses, the Company continues to maintain that it is not more likely than not that all of its deferred tax assets will be realized, and therefore, has maintained a partial valuation allowance against its federal and state deferred tax assets. The Company's valuation allowance was $4,200,000 and $4,716,000 as of  July 31, 2026 and  October 31, 2025, respectively.

Note 10 – Intangible assets

Intangible assets consist of the following as of  July 31, 2026 and  October 31, 2025 (in thousands):

	July 31, 2026	October 31, 2025
Amortizable intangible assets:
Non-compete agreement (estimated life five years)	$423	$423
Accumulated amortization	(423)	(423)
	-	-

Customer relationships (estimated lives 7 - 15 years)	6,058	6,058
Accumulated amortization	(4,525)	(4,235)
	1,533	1,823

Backlog (estimated life one - two years)	327	327
Accumulated amortization	(327)	(327)
	-	-

Patents (estimated life 10 - 14 years)	368	368
Accumulated amortization	(266)	(241)
	102	127

Tradename (estimated life 15 years)	1,700	1,700
Accumulated amortization	(501)	(416)
	1,199	1,284

Proprietary technology (estimated life 10 years)	11,100	11,100
Accumulated amortization	(4,902)	(4,070)
	6,198	7,030

Totals	$9,032	$10,264

Non-amortizable intangible assets:
Trademarks	$1,174	$1,174

Amortization expense for the nine months ended July 31, 2026 and the fiscal year ended  October 31, 2025 was $1,233,000 and $1,643,000, respectively. As of  July 31, 2026, the weighted-average amortization period for the amortizable intangible assets was 5.99 years.

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

We also have other operating leases for certain equipment. The components of our facilities and equipment operating lease expenses for the periods ended  July 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Operating lease cost	$746	$733	$2,236	$2,212

As of  July 31, 2026, operating lease right-of-use assets were $12.9 million and operating lease liabilities totaled $17.5 million, of which $2.3 million is classified as current. There were no finance leases as of  July 31, 2026. Future minimum lease payments under non-cancellable leases as of  July 31, 2026 are a total of $22.2 million.

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

In the absence of an Event of Default (as defined in the EBC Credit Agreement) or certain other events (including the inability of EBC to determine the Secured Overnight Financing Rate (“SOFR”)), borrowings under (a) the EBC Revolving Loan Facility accrue interest at a rate of the one-month term SOFR reference rate plus an adjustment of 0.11448% (“Adjusted Term SOFR”) plus 5.00%, and (b) the EBC Additional Line accrue interest at a rate of Adjusted Term SOFR plus 6.50%, in each case subject to a floor of 2.00% for Adjusted Term SOFR. We are required to pay a commitment fee of 0.50% per annum for the unused portion of the EBC Revolving Loan Facility. In addition to the foregoing unused commitment fee, we are required to pay certain other administrative fees pursuant to the terms of the EBC Credit Agreement.

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

Debt issuance costs related to the EBC Credit Agreement totaled $249,000 as of  July 31, 2026 and were included as part of our other long-term assets balance.

As of  July 31, 2026, our outstanding borrowings under the EBC Credit Agreement were $5,718,000. In accordance with ASC 470-10-45, Other Presentation Matters - General, we have classified the outstanding borrowings as part of current liabilities in the condensed consolidated balance sheet.

Note 13 – Cash dividends and declared dividends

We did not pay or declare any dividends during the three or nine months ended July 31, 2026, nor during the three or nine months ended July 31, 2025.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and other oral and written statements made by RF Industries, Ltd., together with its five wholly-owned subsidiaries (collectively, hereinafter the “Company”, ”we”, “us”, or “our”), from time to time are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, including the potential for expansion of our business or the completion of acquisitions, or projected revenues, income, returns or other financial measures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties are the ability of the Company to meet customer demand through pricing and product offerings and efficient inventory and distribution channel management, our ability to continue to source our raw materials and products from our suppliers and manufacturers, particularly those in Asia, the impact of enacted and proposed tariffs that may affect the cost or availability of our products or raw materials sourced internationally, the market demand for our products, which market demand is dependent in large part on the state of the telecommunications industry, the Company’s ability to continue as a going concern, the Company’s ability to remain in compliance with its existing capital loan terms and financial covenants, whether plans to develop 5G networks accelerate as expected, as well as our ability to meet any such demand, our ability to finance the expansion of our business or complete acquisitions, the effect of future business acquisitions and dispositions, the incurrence of impairment charges, and competition.

Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Sections entitled “Risk Factors” in this Quarterly Report and in our Annual Report filed on Form 10-K for the fiscal year ended October 31, 2025, and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission ("SEC"). The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the fiscal year ended October 31, 2025 and our other reports and filings made with the SEC.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no material changes during the three months ended July 31, 2026 to the items that we disclosed as our critical accounting estimates in the MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, except as set forth below with respect to the valuation allowance on our deferred income taxes.

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

Overview

RF Industries, Ltd. (together with its five wholly-owned subsidiaries, the “Company,” “we”, “us”, or “our”) is a national manufacturer and marketer of interconnect products and systems. We market a variety of connector products, including connectors and cables, standard and custom cable assemblies, wiring harnesses and fiber optic cable products to numerous industries for use in thousands of applications. We previously aggregated our operating divisions into two reportable segments, the RF Connector and Cable Assembly (“RF Connector”) segment and the Custom Cabling Manufacturing and Assembly (“Custom Cabling”) segment. During the fourth quarter of fiscal 2025, we completed changes to the structure of our organization in connection with broader restructuring initiatives, including consolidation of our manufacturing operations, headcount reductions, and the transition of our sales organization to a unified, customer‑centric model. As a result of these changes, our previous RF Connector and Custom Cabling operating segments were combined into a single reportable segment.

For the nine months ended July 31, 2026, revenues generated from our interconnect products were 34% of the Company’s total sales, revenues from our custom cabling products were 39% of the Company’s total sales and revenues from our integrated systems product offering were 27% of total sales. Our interconnect products are primarily standardized products regularly used by customers and, therefore, have a more stable revenue stream as compared to our other offerings. Our custom cabling products are more customized cabling and wire-related equipment sold under larger project-based purchase orders. Our integrated systems product offering is a blend of standardized offerings, where we expect a more stable revenue stream, with several more customized solutions that tend to be purchased in large project-based orders.

Our corporate headquarters are located at 16868 Via Del Campo Court, Suite 200, San Diego, CA 92127. Our phone number is (858) 549-6340.

Liquidity and Capital Resources

Historically, we have been able to fund our liquidity and other capital requirements from funds we generated from operations. We generated operating income during the nine months ended July 31, 2026. The cost-cutting measures that were implemented to reduce our operating expenses and to help drive positive operating cash flow and increase liquidity continue to be realized. These cost-cutting efforts included consolidating facilities and recognizing the related operating efficiencies and synergies in our production operations. We intend to continue to pursue additional continuous improvement and cost reduction measures, as well as organic growth in revenue and profitability.

As of July 31, 2026, we had a total of $4.5 million of cash and cash equivalents compared to a total of $5.1 million of cash and cash equivalents as of October 31, 2025. As of July 31, 2026, we had working capital of $18.4 million and a current ratio of approximately 2.0:1 with current assets of $36.4 million and current liabilities of $18.1 million. We believe that the amount of cash remaining, plus the amount available to us under the EBC Revolving Loan Facility, will be sufficient to fund our anticipated liquidity needs for at least the next 12 months from the date of filing of this Quarterly Report.

As of July 31, 2026, we had $18.6 million of backlog, compared to $15.5 million as of October 31, 2025. The increase in backlog relates primarily to shipments made against orders in our integrated systems product offering. Our backlog may fluctuate from period to period based on customer demand, general business conditions, and particularly the timing of project-based orders from large customers, which impacts our integrated systems product offering. Since purchase orders are submitted by customers based on the timing of their requirements, our ability to predict orders in future periods or trends in future periods is limited. Furthermore, purchase orders may be subject to cancellation from customers, although we have not historically experienced material cancellations of purchase orders.

In the nine months ended July 31, 2026, $1.6 million was provided by our operating activities. The net inflow of cash is primarily related to net income of $2.3 million, $1.8 million from depreciation and amortization, $0.8 million from stock-based compensation expense, a $0.6 million decrease in inventories, a change in accounts payable of $0.2 million, $71,000 from amortization of debt issuance costs, $39,000 in deferred income taxes, $20,000 in bad debt expense and a $12,000 loss on disposal of fixed assets. The cash usage was primarily due to the change in accounts receivable of $2.2 million, accrued expenses of $0.9 million, the change in other current assets of $0.5 million, right of use assets of $0.3 million, income tax payable of $0.3 million and $0.1 million of tax payments on cancelled shares of restricted stock.

              During the nine months ended July 31, 2026, we also spent $0.4 million on capital expenditures, repaid $2.1 million on the revolving credit facility with EBC, paid $0.1 million in debt issuance cost, and received $0.4 million in proceeds from the exercise of stock options.

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

Results of Operations

Three Months Ended July 31, 2026 vs. Three Months Ended July 31, 2025

Net sales for the three months ended July 31, 2026 (the “fiscal 2026 quarter”) increased by 21.1%, or $4.2 million, to $24.0 million compared to $19.8 million in the three months ended July 31, 2025 (the “fiscal 2025 quarter”). The increase in net sales was primarily attributable to net sales of our custom cabling products, which increased by $2.9 million, or 41.6%, to $10.1 million in the fiscal 2026 quarter compared to $7.2 million in the fiscal 2025 quarter, primarily driven by organic growth in industrial market segments and increased demand from a tier one carrier. Net sales of the interconnect products also increased by $1.6 million, or 26.1%, to $7.8 million in fiscal 2026 quarter compared to $6.2 million in the fiscal 2025 quarter, primarily driven by more wireless infrastructure deployments. Net sales of the integrated systems product offering decreased by $0.4 million, or 6.7%, to $6.0 million in the fiscal 2026 quarter compared to $6.4 million in the fiscal 2025 quarter, primarily driven by a decrease in sales of small cell solutions to our wireless carrier customers due to the timing of orders and shipments based on budget cycles, offset by an increase in thermal cooling within the same ecosystem.

Gross profit increased by $1.8 million to $8.5 million in the fiscal 2026 quarter compared to $6.7 million in the fiscal 2025 quarter, and gross margin increased to 35.6% of sales in the fiscal 2026 quarter compared to 34.0% of sales in the fiscal 2025 quarter. The increase in gross profit and gross margin was primarily related to the overall product mix and improved operational efficiencies across the organization. In addition, we received a $0.3 million refund of previously paid tariffs on imported components, which was recognized as a reduction to cost of goods sold during the fiscal 2026 quarter. Excluding the impact of this one-time tariff refund, normalized gross margin would have been 34.2% for the fiscal 2026 quarter.

Engineering expenses increased by $0.3 million to $1.1 million in the fiscal 2026 quarter compared to $0.8 million in the fiscal 2025 quarter. The increase was the result of resource allocation associated with new product development in addition to an increase in variable compensation. Engineering expenses represent costs incurred relating to the ongoing research and development of current and new products.

Selling and general expenses increased by $0.5 million to $5.7 million (23.8% of sales) in the fiscal 2026 quarter compared to $5.2 million (26.5% of sales) in the fiscal 2025 quarter primarily due to an increase in variable compensation related to commissions and bonuses as a result of higher sales, an increase in public company fees and an increase in stock-based compensation.

For the fiscal 2026 and 2025 quarters, we recorded income tax provision of $84,000 and $88,000, respectively. The effective tax rate was 5.5% for the fiscal 2026 quarter, compared to 18.3% for the fiscal 2025 quarter. The change in the effective tax rate from the fiscal 2026 quarter to fiscal 2025 quarter was primarily driven by the change in valuation allowance, research and development credits, unrecognized tax benefits, state income taxes, and other expected permanent differences.

For the fiscal 2026 quarter, net income was $1.4 million and fully diluted income per share was $0.12, compared to a net income of $0.4 million and fully diluted income per share of $0.04 for the fiscal 2025 quarter. For the fiscal 2026 quarter, the diluted weighted average shares outstanding were 11,600,299 as compared to 10,774,304 for the fiscal 2025 quarter.

Nine Months Ended July 31, 2026 vs. Nine Months Ended July 31, 2025

Net sales for the nine months ended July 31, 2026 (the “fiscal 2026 nine-month period”) increased by 9.9%, or $5.7 million, to $63.6 million compared to $57.9 million in the nine months ended July 31, 2025 (the “fiscal 2025 nine-month period”). The increase in net sales was primarily attributable to net sales of our custom cabling products, which increased by $6.6 million, or 35.9%, to $25.0 million in the fiscal 2026 nine-month period compared to $18.4 million in the fiscal 2025 nine-month period, primarily driven by increased aerospace demand and organic growth within industrial market segments. Net sales of the interconnect products also increased by $4.0 million, or 22.9% to $21.6 million in the fiscal 2026 nine-month period compared to $17.6 million in the fiscal 2025 nine-month period, primarily driven by more wireless infrastructure deployments. Net sales of the integrated systems product offering decreased by $4.9 million, or 22.4%, to $17.0 million in the fiscal 2026 nine-month period compared to $21.9 million in fiscal 2025 nine-month period, primarily driven by timing delays in small cell deployments within tier one wireless carriers, resulting in delayed orders and deferred shipments.

Gross profit increased by $3.5 million to $21.9 million for the fiscal 2026 nine-month period compared to $18.4 million in the fiscal 2025 nine-month period, and gross margin increased to 34.5% of sales in the fiscal 2026 nine-month period compared to 31.8% of sales in the fiscal 2025 nine-month period. The increases in gross profit and gross margin were primarily related to the overall increase in sales, product mix and continued operational efficiencies. In addition, we received a $0.3 million refund of previously paid tariffs on imported components, which was recognized as a reduction to cost of goods sold during the fiscal 2026 nine-month period.  Excluding the impact of this one-time tariff refund, normalized gross margin would have been 33.9% for the fiscal 2026 nine-month period.

Engineering expenses increased by $0.7 million to $2.8 million in the fiscal 2026 nine-month period compared to $2.1 million in the fiscal 2025 nine-month period. The increase was the result of resource allocation associated with new product development in addition to an increase in variable compensation. Engineering expenses represent costs incurred relating to the ongoing research and development of new products.

Selling and general expenses increased by $0.6 million to $16.0 million (25.2% of sales) in the fiscal 2026 nine-month period compared to $15.4 million (26.6% of sales) in the fiscal 2025 nine-month period primarily due to an increase in variable compensation related to commissions and bonuses as a result of higher sales, an increase in public company fees and an increase in stock-based compensation.

For the fiscal 2026 and 2025 nine-month periods, we recorded income tax provision of $178,000 and $259,000, respectively. The effective tax rate was 7.3% for the fiscal 2026 nine-month period, compared to 160.9% for the fiscal 2025 nine-month period. The change in effective tax rate for the fiscal 2026 and 2025 nine-month periods was primarily driven by the effects of the change in valuation allowance, research and development credits, state income taxes, unrecognized tax benefits, and other expected permanent differences.

For the fiscal 2026 nine-month period, net income was $2.3 million and fully diluted income per share was $0.20 per share as compared to a net loss of $(0.1) million and fully diluted loss per share of $(0.01) per share for the fiscal 2025 nine-month period. For the fiscal 2026 nine-month period, the diluted weighted average shares outstanding were 11,397,571 as compared to 10,632,566 for the fiscal 2025 nine-month period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2026.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2026, there were no changes in the internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 5, 2026 we executed a long-form settlement agreement, pursuant to which the Company agrees to pay, on an all-in and non-reversionary basis, a total settlement amount of $855,000, which was accrued for as of October 31, 2025.

As of September 14, 2026, no class certification deadline or trial date has been set. The parties attended private mediation on August 7, 2025. The parties thereafter reached a settlement agreement, which will be subject to Court approval. The Motion for Preliminary Approval of the settlement was granted on August 7, 2026. The Motion for Final Approval of the settlement is scheduled to be heard in Court on January 22, 2027.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarterly period ended  July 31, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

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

RF INDUSTRIES, LTD.

Date: September 14, 2026	By:	/s/ Robert Dawson
Robert Dawson
Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2026	By:	/s/ Peter Yin
Peter Yin
Chief Financial Officer
(Principal Financial and Accounting Officer)